Form 10-Q
period 1995-03-31
MICROS SYSTEMS INC
filed 1995-05-15
CIK 320345

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1995
                         Commission file number 0-9993


                              MICROS SYSTEMS, INC.
       -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             MARYLAND                                   52-1101488
      ------------------------------------------------------------------
      (State of incorporation)                       (I.R.S. Employer
                                                   Identification Number)

           12000 Baltimore Avenue, Beltsville, Maryland   20705-1291
      ------------------------------------------------------------------
             (Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code:  301-210-6000
                                                     ------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   x          NO
                              -----            -----


As of March 31, 1995, there were 7,848,761 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                         PART I - Financial Information


Item 1.  Financial Statements.


                                    General
                                    -------


The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information has been reviewed by the Company's independent accountants, Price Waterhouse LLP, and a copy of their report is attached.

The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1994, as filed with the Securities and Exchange Commission.

With respect to the unaudited consolidated financial information for the three and nine month periods ended March 31, 1995 and 1994, Price Waterhouse LLP has reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 8, 1995, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                      March 31,                 June 30,
                                        1995                      1994
                                    -------------             ------------
ASSETS                               (Unaudited)

Current assets:
  Cash and cash equivalents          $ 25,219,100             $ 16,339,100
  Accounts receivable, net of
   allowance for doubtful
   accounts of $941,300 at
   March 31, 1995 and
   $764,300 at June 30, 1994           18,305,300               17,690,200
  Inventories                          10,953,200               10,186,800
  Deferred income taxes                 1,481,300                  924,800
  Prepaid expenses and other
   current assets                       1,941,900                1,558,400
                                     ------------             ------------
    Total current assets               57,900,800               46,699,300
                                     ------------             ------------

Property, plant and equipment:
  Land                                  1,582,700                1,582,700
  Buildings                             4,820,600                4,820,600
  Building improvements                   322,900                  320,300
  Machinery and equipment               6,825,400                5,687,200
  Furniture and fixtures                2,770,500                2,293,300
  Leasehold improvements                  342,900                  236,700
                                     ------------             ------------
                                       16,665,000               14,940,800
Accumulated depreciation
 and amortization                      (6,963,500)              (6,176,600)
                                     ------------             ------------
    Net property, plant and
     equipment                          9,701,500                8,764,200
                                     ------------             ------------

Note receivable                           654,400                3,151,500
Investments in affiliates               8,299,900                3,884,400
Other assets                            3,052,000                3,691,200
                                     ------------             ------------
     Total assets                    $ 79,608,600             $ 66,190,600
                                     ============             ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                        March 31,               June 30,
                                          1995                    1994
                                      -------------           ------------
LIABILITIES AND SHAREHOLDERS'          (Unaudited)
EQUITY

Current liabilities:
  Current portion of long-term debt    $    247,500           $    218,900
  Current portion of capital
   lease obligation                         101,100                 88,400
  Accounts payable                        6,886,000              5,864,400
  Accrued expenses and other
   current liabilities                   12,429,900              9,993,600
  Income taxes payable                      164,300                412,800
  Deferred service revenue                3,963,200              2,995,100
                                       ------------           ------------
    Total current liabilities            23,792,000             19,573,200
                                       ------------           ------------

Long-term debt, net of current
 portion                                  1,551,700              1,807,800
Capital lease obligation, net of
 current portion                          3,610,600              3,687,700
Deferred income taxes payable               811,500                952,200
Minority interest                           326,000                231,800
                                       ------------           ------------
    Total liabilities                    30,091,800             26,252,700
                                       ------------           ------------

Shareholders' equity:
  Common stock, $.025 par value;
   authorized 10,000,000 shares;
   issued and outstanding 7,848,761
   shares at March 31, 1995 and
   7,787,577 shares at June 30, 1994        196,200                194,700
  Capital in excess of par               14,406,300             13,760,800
  Retained earnings                      33,964,600             25,825,200
  Accumulated foreign currency
   translation adjustments                  949,700                157,200
                                       ------------           ------------
     Total shareholders' equity          49,516,800             39,937,900
                                       ------------           ------------
     Total liabilities and
       shareholders' equity            $ 79,608,600           $ 66,190,600
                                       ============           ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended
                                          ----------------------------
                                             March 31,     March 31,
                                               1995          1994
                                          -------------  -------------
Revenue:
  Hardware and related software           $  18,938,000  $  14,947,700
  Service                                     6,248,200      4,333,300
                                          -------------  -------------
         Total revenue                       25,186,200     19,281,000

Costs and expenses:
  Cost of sales
   Hardware and related software              9,696,600      7,917,500
   Service                                    2,853,400      1,748,500
                                          -------------  -------------
         Total cost of sales                 12,550,000      9,666,000

  Selling, general and administra-
   tive expenses                              7,811,300      5,559,100
  Research and development expenses           1,338,100        865,200
  Depreciation and amortization                 400,200        312,900
                                          -------------  -------------
         Total costs and expenses            22,099,600     16,403,200
                                          -------------  -------------
Income from operations                        3,086,600      2,877,800

Non-operating income (expense):
  Interest income                               288,200        148,900
  Interest expense                              (85,800)       (61,100)
  Other, net                                     43,500         12,600
                                          -------------  -------------
Income before taxes and equity in
 net earnings of affiliates                   3,332,500      2,978,200
Income taxes                                  1,128,400      1,024,600
                                          -------------  -------------
Income before equity in net
 earnings of affiliates                       2,204,100      1,953,600
Equity in net earnings of affiliates             19,700         46,400
                                          -------------  -------------
Net income                                $   2,223,800  $   2,000,000
                                          =============  =============
Net income per common and
 common equivalent share                  $        0.28  $        0.25
                                          =============  =============
Weighted-average number of
 common and common equivalent
 shares outstanding                           7,954,330      7,932,287
                                          =============  =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Nine Months Ended
                                          ----------------------------
                                            March 31,      March 31,
                                               1995          1994
                                          -------------  -------------
Revenue:
  Hardware and related software           $  59,078,700  $  43,330,000
  Service                                    17,703,500     11,665,500
                                          -------------  -------------
         Total revenue                       76,782,200     54,995,500

Costs and expenses:
  Cost of sales
   Hardware and related software             30,448,400     22,372,700
   Service                                    7,956,400      5,052,200
                                          -------------  -------------
         Total cost of sales                 38,404,800     27,424,900

  Selling, general and administra-
   tive expenses                             22,102,300     15,965,400
  Research and development expenses           3,515,200      2,479,300
  Depreciation and amortization               1,102,600        888,100
                                          -------------  -------------
         Total costs and expenses            65,124,900     46,757,700
                                          -------------  -------------
Income from operations                       11,657,300      8,237,800

Non-operating income (expense):
  Interest income                               769,700        446,100
  Interest expense                             (276,800)       (89,300)
  Other, net                                    174,400        (95,400)
                                          -------------  -------------
Income before taxes and equity in
 net earnings of affiliates                  12,324,600      8,499,200

Income taxes                                  4,207,000      2,761,000
                                          -------------  -------------
Income before equity in net
 earnings of affiliates                       8,117,600      5,738,200
Equity in net earnings of affiliates             21,800         80,400
                                          -------------  -------------
Net income                                $   8,139,400  $   5,818,600
                                          =============  =============
Net income per common and
 common equivalent share                  $        1.02  $        0.74
                                          =============  =============
Weighted-average number of
 common and common equivalent
 shares outstanding                           7,951,212      7,902,755
                                          =============  =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Nine Months Ended
                                            ----------------------------
                                              March 31,      March 31,
                                                1995           1994
                                            -------------  -------------
Cash flows from operating activities:
  Net income                                $   8,139,400  $   5,818,600
                                            -------------  -------------
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization               1,102,600        888,100
    Amortization of capitalized
     software development costs                   378,400        312,300
    Provision for losses on
     accounts receivable                          318,600        203,700
    Provision for inventory
     obsolescence                                 375,500        253,600
    Undistributed net earnings from
     equity investments                           (21,800)       (80,400)
    Provision for deferred income
     taxes                                       (697,200)      (508,700)
    Currency translation gain
     on equity investment and loan
     receivable                                  (192,800)      (125,300)
  Changes in assets and liabilities:
    Increase in accounts receivable              (788,200)    (3,131,100)
    Increase in inventories                    (1,087,300)    (2,623,900)
    (Increase) decrease in prepaid
     expenses and other assets                   (621,900)       140,100
    Increase (decrease) in accounts
     payable                                      993,700       (680,500)
    Increase (decrease) in accrued
     expenses and other current
     liabilities                                2,384,700       (316,500)
    Decrease in income taxes
     payable                                     (255,500)      (268,500)
    Increase in deferred service
     revenue                                      925,900      1,826,300
                                            -------------  -------------
       Total adjustments                        2,814,700     (4,110,800)
                                            -------------  -------------
  Net cash provided by
   operating activities                        10,954,100      1,707,800
                                            -------------  -------------





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                  Nine Months Ended
                                             ----------------------------
                                                March 31,     March 31,
                                                 1995           1994
                                             -------------  -------------
Cash flows from investing activities:
  Purchases of property, plant
   and equipment                                (1,759,900)      (685,600)
  Capitalized software development
   costs                                           (16,100)      (196,900)
  Purchase of net district assets                     -          (245,300)
  Dividends received from affiliates               210,100         31,500
  Purchase of equity interest in
   affiliates                                   (3,481,700)      (431,600)
  Proceeds from loan to affiliate                3,223,000           -
  Loan to affiliate                               (604,600)          -
  Proceeds from sale of affiliate
   stock                                              -           108,500
                                             -------------  -------------
     Net cash used in investing
      activities                                (2,429,200)    (1,419,400)
                                             -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of stock                  301,500        668,400
  Principal payments on long-term
   debt                                           (291,900)      (178,400)
  Income tax benefit from stock
   options exercised                               345,500        342,000
                                             -------------  -------------
     Net cash provided by
      financing activities                         355,100        832,000
                                             -------------  -------------
Net increase in cash
 and cash equivalents                            8,880,000      1,120,400
Cash and cash equivalents
 at beginning of period                         16,339,100     12,839,400
                                             -------------  -------------
Cash and cash equivalents
 at end of period                            $  25,219,100  $  13,959,800
                                             =============  =============









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                  Nine Months Ended
                                             ----------------------------
                                               March 31,       March 31,
                                                 1995            1994
                                             -----------     ------------
Supplemental disclosure
 of cash flow information:

  Cash paid during the period for:

   Interest                                  $   284,500     $     78,200
                                             ===========     ============
   Income taxes                              $ 4,557,600     $  3,172,900
                                             ===========     ============


Supplemental schedule of noncash financing and investing activities:

         The purchase of district assets (assets purchased from a dealer) in September 1993 included a cash payment of $245,300 and the issuance of a promissory note in the amount of $500,000. Annual payments in the amount of $100,000 began on September 30, 1994, and are due on September 30 of each succeeding year thereafter through September 30, 1998. The unamortized discount on the note, based on an imputed annual interest rate of 5.75%, was $41,500 at March 31, 1995.

Disclosure of accounting policy:

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Short-term investments are those with maturities in excess of three months, but less than one year, from the date of purchase. These interest-bearing investments are readily convertible to cash and are valued at the lower of cost or market.













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      nine months ended March 31, 1995 and
                            year ended June 30, 1994

1.       Inventories

         The components of inventories are as follows:

                                       March 31,             June 30,
                                         1995                  1994
                                     ------------          ------------
                                      (Unaudited)

         Raw materials               $  2,732,000          $  1,915,700
         Work-in-process                1,742,700             1,319,400
         Finished goods                 6,478,500             6,951,700
                                     ------------          ------------
                                     $ 10,953,200          $ 10,186,800
                                     ============          ============

2.       Investments and note receivable

         In fiscal 1992, the Company purchased a 15% interest in D.A.C. Systemes of Paris, France (now D.A.C. Systemes/MICROS France), a MICROS distributor which markets hospitality-related products to hotels and restaurants throughout France and services such products. An additional 8% interest was purchased in October 1993. The equity interests were acquired at an aggregate cost of $628,300, of which $383,300 represents goodwill which is being amortized over 10 years. The total goodwill amortized in the first nine months of fiscal 1995 and fiscal 1994 was $28,600 and $22,800, respectively.

         In fiscal 1993, MICROS purchased 15% of the capital stock of Fidelio Software GmbH ("Fidelio") of Munich, Germany for $3,374,500 and received an option to buy an additional 15% interest from individual shareholders for a fixed amount of DM 5,000,000, which was exercised on October 4, 1994. Additionally, the Company has the right to acquire all or part of the remaining shares of Fidelio on or before December 31, 1999, at a price to be determined based on an agreed upon formula. MICROS had accounted for its 15% investment as of September 30, 1994 under the cost method. However, effective October 4, 1994, the 30% investment is accounted for under the equity method. Included in the aggregate purchase price of the Company's 30% investment in Fidelio is approximately $5.7 million representing goodwill at October 4, 1994, which is being amortized over 10 years beginning on that date. The investment was not restated since it would not have produced a materially different result.

         Additionally, in fiscal 1993, MICROS granted a loan to Fidelio in the amount of DM 5,000,000. The loan bore interest at 7% per annum and was repaid upon exercise of the option to acquire the additional 15% interest in Fidelio. In connection with its

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      nine months ended March 31, 1995 and
                            year ended June 30, 1994

2.       Investments and note receivable (continued)

         increase in ownership of Fidelio in October 1994 from 15% to 30%, the Company loaned Fidelio DM 900,000, which bears interest at a variable rate, and is obligated to make additional loans of up to DM 600,000, all of which are to be repaid by December 31, 2000. The obligation of the Company to make the further loans to Fidelio is conditioned on Fidelio's other shareholders increasing their current loans to Fidelio from DM 2.1 million to an aggregate amount of up to DM 3.5 million.

         As a result of the fiscal 1993 DM 10.0 million combined investment and loan being realizable only in Deutsche Marks, MICROS was subject to currency risks between the Deutsche Mark and U.S. dollar through September 30, 1994. MICROS continues to be subject to currency risks between the Deutsche Mark and U.S. dollar with respect to the DM 900,000 loan which is realizable only in Deutsche Marks and which must be repaid by December 31, 2000. As a result of the investment and loans, a foreign currency translation gain of $193,000 and $126,000 was recognized in the nine months ended March 31, 1995 and 1994, respectively. The Company does not engage in any foreign exchange hedging.

3.       Other assets

         Other assets consist of the following:

                                             March 31,       June 30,
                                               1995            1994
                                           ------------     ------------
                                            (Unaudited)
         Capitalized software
          development costs, net of
          accumulated amortization
          of $1,750,300 and $1,371,900    $  1,385,700     $  1,748,000
         Goodwill, net of accumulated
          amortization of $175,000
          and $445,200                         795,600        1,191,500
         Net district intangible assets        425,100          524,500
         Deferred financing costs               96,700          103,500
         License fee, net of accumulated
          amortization of $87,500              212,500             -
         Other                                 136,400          123,700
                                          ------------     ------------
                                          $  3,052,000     $  3,691,200
                                          ============     ============
4.       Line of credit

         The Company has a $15.0 million unsecured committed line of credit, effective February 9, 1995, at the bank's prime rate minus one quarter of one percent, which expires December 31,

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      nine months ended March 31, 1995 and
                            year ended June 30, 1994

4.       Line of credit (continued)

         1996. Prior to February 9, 1995, the Company had a similar line of credit with the same bank with a borrowing capacity of $10.0 million. There were no borrowings under the $10.0 million line of credit during either of fiscal 1993 or fiscal 1994 or subsequent thereto, although there was a $45,800 letter of credit issued thereunder and outstanding at June 30, 1993. There have been no borrowings under the current line of credit, although there was a $127,000 letter of credit issued thereunder and outstanding at March 31, 1995. Under the terms of the current loan agreement, the Company may borrow up to $15.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to maintain certain levels of working capital and tangible net worth and a minimum debt to tangible net worth ratio. In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

5.       Long-term debt

         The components of long-term debt are as follows:

                                            March 31,       June 30,
                                              1995            1994
                                          ------------     ------------
                                           (Unaudited)

         Note payable to bank             $  1,363,500     $  1,461,000

         Note payable for net district
          assets                               358,500          442,400

         Obligation to minority share-
          holder                                77,200          123,300
                                          ------------     ------------
                                             1,799,200        2,026,700
         Less current portion                  247,500          218,900
                                          ------------     ------------
                                          $  1,551,700     $  1,807,800
                                          ============     ============

         The interest rate on the note payable to the bank, which was issued in connection with the Company's Industrial Revenue Bond obligation, is a variable rate set weekly by the bank based on prevailing market conditions up to a maximum rate of 15%. On March 31, 1995, the effective interest rate was approximately 5.7%. The Company is repaying the debt in equal monthly principal payments plus interest through January 2006.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      nine months ended March 31, 1995 and
                            year ended June 30, 1994

5.       Long-term debt (continued)

         In September 1993, as part of the purchase of district assets, the Company issued a promissory note in the amount of $500,000. Annual payments in the amount of $100,000 began on September 30, 1994 and are due on September 30 of each succeeding year thereafter through September 30, 1998. The unamortized discount on the note, based on an imputed annual interest rate of 5.75%, was $41,500 at March 31, 1995.

         Annual maturities of long-term debt are as follows:

            Twelve Months Ending March 31,                   Amount
            ------------------------------                 ----------
            1996                                           $  247,500
            1997                                              231,700
            1998                                              219,400
            1999                                              224,600
            2000                                              130,000
            2001 and thereafter                               746,000
                                                           ----------
                                                           $1,799,200
                                                           ==========

         The Company leases office and warehouse space under a 15 year capital lease as of January 1994. The cost of the asset is included in land and buildings at $1,000,000 and $2,837,800, respectively. Accumulated depreciation on the building was $88,700 and $35,400 at March 31, 1995 and June 30, 1994, respectively.

         The following represents future minimum lease payments under capital lease obligations at March 31, 1995:

            Twelve Months Ending March 31,                   Amount
            ------------------------------                 ----------
            1996                                           $  357,800
            1997                                              368,600
            1998                                              379,600
            1999                                              391,000
            2000                                              402,700
            2001 and thereafter                             4,079,800
                                                           ----------
                                                            5,979,500
            Less amount representing
             interest at 7%                                 2,267,800
                                                           ----------
                                                            3,711,700
            Current portion                                   101,100
                                                           ----------
            Long-term capital lease
             obligation                                    $3,610,600
                                                           ==========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      nine months ended March 31, 1995 and
                            year ended June 30, 1994

6.       Reclassifications

         Certain prior year reclassifications have been made to conform to current period classifications.

7.       Subsequent Events

         On January 25, 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the sale of up to 4,849,123 shares of Common Stock of the Company held directly or indirectly by Westinghouse Electric Corporation ("Westinghouse" or the "Selling Stockholder"), with all of the proceeds going to Westinghouse. On May 3, 1995, the Company filed an amendment to the Registration Statement on Form S-3 to permit the delayed offering of the shares of Common Stock owned by Westinghouse. The Registration Statement has not been declared effective yet. Westinghouse owns 4,849,123 shares of Common Stock, representing 61.8% of the outstanding Common Stock as of March 31, 1995. If all of the shares of Common Stock to which the Registration Statement relates are sold, the Selling Stockholder will not own any shares of Common Stock.

         As of the effective date of the Registration Statement, A. L. Giannopoulos, the Company's President and Chief Executive Officer, will become a full-time employee of the Company. He is currently a full-time employee of Westinghouse and is compensated by Westinghouse, receiving no compensation from the Company. Mr. Giannopoulos' compensation arrangement with the Company will extend through December 31, 1999 and provide for a fiscal 1995 annual salary of $193,000 and a fiscal 1995 target bonus of $110,000, the actual amount of the bonus paid to be based on certain performance criteria and not to exceed 200% of the target bonus. Such annual salary and target bonus will each increase $10,000 each July 1 hereafter.

         In addition, Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following the effective date of the Registration Statement, has agreed to make payments to such officers aggregating up to approximately $1.25 million, payable in three equal installments promptly after such effective date and on the first and second anniversaries of the such effective date (subject to the officer remaining employed by the Company on the relevant payment date). Even though such payments will be entirely funded by Westinghouse and will not require any use of the Company's cash, for accounting purposes, one-third of such payments will be required to be reflected as compensation expense in the Company's financial statements on the first payment date with the remainder to be reflected as compensation expense over the 24-month period following the effective date of the Registration Statement.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      nine months ended March 31, 1995 and
                            year ended June 30, 1994

7.       Subsequent Events (continued)

         In May 1995, the Company authorized the grant to certain plan participants on the day after the effective date of the Registration Statement, pursuant to the Company's 1991 Stock Option Plan, of options to purchase an aggregate of 186,000 shares of Common Stock at an exercise price equal to the closing sale price of the Common Stock on the date of grant.

         The Company has entered into a letter agreement dated May 2, 1995 with Westinghouse which amends the Stock Unit Purchase Agreement dated as of October 30, 1986 to permit Westinghouse to request a shelf registration for the sale of shares of Common Stock owned by Westinghouse.

         The Company obtains certain insurance coverage and other services through arrangements negotiated by Westinghouse for itself and its subsidiaries and affiliates. These arrangements will be replaced by the Company with its own contracts as and when the Company elects to do so or is no longer eligible to participate in such arrangements. The Company estimates that the incremental cost to it of purchasing such services without the benefit of participating in programs of Westinghouse could total approximately $1.0 million per year on a pre-tax basis. Westinghouse has indicated its willingness to work with the Company to establish new service arrangements in efforts to minimize any incremental costs thereof.

8.       Commitments and Contingencies

         In late January 1995, the Company received a claim that its touchscreen product line may infringe a patent having counterparts in several European countries, including France, Germany and the United Kingdom. Preliminary investigation indicates that the asserted patents may be invalid because products apparently using the technology disclosed by these patents were in the market prior to the relevant "invention dates". While the Company's investigation of this claim is in its preliminary stages and the ultimate outcome of this matter is uncertain, the Company does not believe that the claim will have a material adverse effect on its business, financial condition or results of operations.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                         PART I - Financial Information

Item 2. Management's discussion and analysis of financial condition and results of operations.

         Liquidity and Capital Resources
         -------------------------------

         Effective February 9, 1995, the Company has a $15.0 million unsecured committed line of credit with its bank which expires December 31, 1996. Prior to February 9, 1995, the Company had a similar line of credit with the same bank with a borrowing capacity of $10.0 million. There were no borrowings under the $10.0 million line of credit facility during either of fiscal 1993 or fiscal 1994 or subsequent thereto, although there was a $45,800 letter of credit issued thereunder and outstanding at June 30, 1993. There have been no borrowings under the current line of credit, although there was a $127,000 letter of credit issued thereunder and outstanding at March 31, 1995. The Company has generated sufficient cash flow through its operations during these periods and has significant funds available in cash and highly-liquid investments to meet its immediate needs.

         For the first nine months of fiscal 1995, net cash provided by operating activities was $10,954,100. The sale of stock issued to employees under the Company's incentive stock option plan provided $301,500, while $345,500 was provided by the income tax benefit from the exercise of non-qualified stock options. During this period, the Company used cash of $2,429,200 in investing activities, including $1,759,900 for the purchase of property, plant and equipment and $3,481,700 primarily for the purchase of an additional 15% of Fidelio, offset by $3,223,000 in net proceeds from the repayment of a loan to Fidelio and $210,100 in dividends from affiliates. The Company made debt repayments of $291,900 on its building loan and capital lease. As a result, the cash position during the first nine months of fiscal 1995 increased $8,880,000, or 54.3%, to $25,219,100. The cash is being held for the operation and expansion of the business.

         Accounts receivable increased $615,100, or 3.5%, and inventories increased $766,400, or 7.5%, in the first nine months of fiscal 1995 primarily due to increased sales volume.

         In fiscal 1993, MICROS purchased 15% of the capital stock of Fidelio Software GmbH ("Fidelio") of Munich, Germany for $3,374,500 and received an option to buy an additional 15% interest from individual shareholders for a fixed amount of DM 5,000,000, which was exercised on October 4, 1994. Additionally, the Company has the right to acquire all or part of the remaining shares of Fidelio on or before December 31, 1999, at a price to be determined based on an agreed upon formula. MICROS had

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                         Part I - Financial Information


Item 2. Management's discussion and analysis of financial condition and results of operations. (Continued)

         accounted for its 15% investment as of September 30, 1994 under the cost method. However, effective October 4, 1994, the 30% investment is accounted for under the equity method. Included in the aggregate purchase price of the Company's 30% investment in Fidelio is approximately $5.7 million representing goodwill at October 4, 1994, which is being amortized over 10 years beginning on that date. The investment was not restated since it would not have produced a materially different result.

         Additionally, in fiscal 1993, MICROS granted a loan to Fidelio in the amount of DM 5,000,000. The loan bore interest at 7% per annum and was repaid upon exercise of the option to acquire the additional 15% interest in Fidelio. In connection with its increase in ownership of Fidelio in October 1994 from 15% to 30%, the Company loaned Fidelio DM 900,000, which bears interest at a variable rate, and is obligated to make additional loans of up to DM 600,000, all of which are to be repaid by December 31, 2000. The obligation of the Company to make the further loans to Fidelio is conditioned on Fidelio's other shareholders increasing their current loans to Fidelio from DM 2.1 million to an aggregate amount of up to DM 3.5 million.

         As a result of the fiscal 1993 DM 10.0 million combined investment and loan being realizable only in Deutsche Marks, MICROS was subject to currency risks between the Deutsche Mark and U.S. dollar through September 30, 1994. MICROS continues to be subject to currency risks between the Deutsche Mark and U.S. dollar with respect to the DM 900,000 loan which is realizable only in Deutsche Marks and which must be repaid by December 31, 2000. As a result of the investment and loans, a foreign currency translation gain of $193,000 and $126,000 was recognized in the nine months ended March 31, 1995 and 1994, respectively. The Company does not engage in any foreign exchange hedging.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                         Part I - Financial Information


Item 2. Management's discussion and analysis of financial condition and results of operations. (Continued)


         Financial indicators of the Company's liquidity and capital resources as of March 31, 1995 and June 30, 1994 were:

                                            March 31,       June 30,
                                              1995            1994
                                          ------------    ------------
                                           (Unaudited)

         Cash and cash equivalents        $ 25,219,100    $ 16,339,100
                                          ============    ============

         Available line of credit         $ 15,000,000    $ 10,000,000
         Outstanding letters of credit         127,000            -
                                          ------------    ------------
         Unused bank line of credit       $ 14,873,000    $ 10,000,000
                                          ============    ============

         Working capital                  $ 34,108,800    $ 27,126,100
                                          ============    ============
         Long-term debt:
           Current                        $    348,600    $    307,300
           Non-current                       5,162,300       5,495,500
                                          ------------    ------------
           Total                          $  5,510,900    $  5,802,800
                                          ============    ============

         Shareholders' equity             $ 49,516,800    $ 39,937,900
                                          ============    ============

         Current ratio                            2.43            2.39
                                          ============    ============

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                         Part I - Financial Information

Item 2. Management's discussion and analysis of financial condition and results of operations. (Continued)

         Results of Operations - Third Quarter and Nine Month Comparisons
         ----------------------------------------------------------------

         Revenue and Operating Income

                  Revenue for the third quarter of fiscal 1995 increased $5.9 million, or 30.6%, compared to the same period last year. For the first nine months of fiscal 1995, revenue increased $21.8 million, or 39.6%, over the same period in fiscal 1994. Sales increased in every distribution channel worldwide, with a substantial portion of the increase attributable to the Company's latest point-of-sale product, the 8700 Hospitality Management System (HMS) released in September 1993.

                  Cost of sales, as a percentage of revenue, decreased slightly to 49.8% from 50.1% for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. For the first nine months of fiscal 1995, cost of sales, as a percentage of revenue, increased slightly to 50.0% compared to 49.9% for the same period a year earlier. Cost of sales for hardware and software products, as a percentage of related revenue, decreased to 51.2% for the third quarter of fiscal 1995 compared to 53.0% for the same quarter of fiscal 1994, primarily due to significantly higher software sales. Cost of sales for hardware and software products as a percentage of related revenue decreased slightly to 51.5% for the first nine months of fiscal 1995 compared to 51.6% for the first nine months of fiscal 1994. Service costs, as a percentage of service revenue, increased in the third quarter of fiscal 1995 to 45.7% compared to 40.4% in the same period in fiscal 1994 primarily due to subcontracting labor to meet the volume of 8700 HMS and Fidelio installations and initial training costs related to increased installation personnel. Service costs, as a percentage of service revenue, for the first nine months of fiscal 1995 increased to 44.9% from 43.3% in fiscal 1994 primarily due to the higher costs of subcontracting labor to meet the volume of 8700 HMS installations.

                  Selling, general and administrative expenses increased $2.3 million, or 40.5%, in the third quarter of fiscal 1995 compared to the same period last year. Selling, general and administrative expenses for the first nine months of fiscal year 1995 increased $6.1 million, or 38.4%, compared to the same period in 1994. The increases were primarily as a result of increased sales and support activities required to support the

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                         Part I - Financial Information

Item 2. Management's discussion and analysis of financial condition and results of operations. (Continued)

         Company's increased level of sales. Selling, general and administrative expenses, as a percentage of revenue, increased to 31.0% for the third quarter of fiscal 1995 from 28.8% for the same period last year primarily as a result of the increased emphasis on the Company's sales and service organizations and lower than anticipated sales for the quarter. Selling, general and administrative expenses, as a percentage of revenue, decreased to 28.8% for the first nine months of fiscal 1995 compared to 29.0% for the same period in fiscal 1994. The decrease was the result of effectively controlling the growth in expenses during the period, partially offset by lower than anticipated sales in the third quarter of fiscal 1995.

                  Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $472,900, or 54.7%, for the third quarter of fiscal 1995 compared to the same period in fiscal 1994. For the first nine months of fiscal 1995, research and development expenses (exclusive of capitalized software development costs) increased $1,035,900, or 41.8%, compared to the same period in fiscal 1994. Actual research and development expenditures, including capitalized software development costs of $16,100 in fiscal 1995 and $196,900 for the 8700 HMS in the first quarter of fiscal 1994, increased $855,100, or 32.0%, for the first nine months of fiscal 1995 over the same period in fiscal 1994.

                  Income from operations was $3.1 million, or 12.3% of revenue, for the third quarter of fiscal 1995, an increase of 7.3% over the same period a year ago when income from operations was $2.9 million, or 14.9% of revenue. Income from operations was $11.7 million, or 15.2% of revenue, for the first nine months of fiscal 1995, compared to $8.2 million, or 15.0% of revenue, for the first nine months of fiscal year 1994, an increase of 41.5%. This improvement resulted from the increase in sales and a less than proportional increase in expenses.

         Interest income for the third quarter of fiscal 1995 increased $139,300 to $288,200, or 93.6%, compared to $148,900 for the third quarter of fiscal 1994. Interest income for the first nine months in fiscal 1995 was $769,700 compared to $446,100, an increase of 72.5%, for the comparable period in fiscal 1994. The third quarter and nine-month period improvements were the result of an increase in interest rates on investments and an increase in the investment balances. Interest expense increased $24,700 to $85,800 for the third quarter of

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                          Part II - Other Information


Item 2. Management's discussion and analysis of financial condition and results of operations. (Continued)


         fiscal 1995 from $61,100 for the same period a year ago. Interest expense increased $187,500 to $276,800 for the nine months ended March 31, 1995 compared to the first nine months of fiscal 1994. The increases were primarily the result of interest on the capital lease entered into by the Company in January 1994.

                  The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company recently has experienced greater gross margin pressure on its products than it has in the past, and the Company expects this trend to continue. There can be no assurance that the Company will be able to sufficiently increase sales of its higher margin products, including software and services, to prevent declines in the Company's overall gross margin.

                         INDEPENDENT ACCOUNTANTS REPORT
                         ------------------------------


To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS Systems, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three and nine-month periods ended March 31, 1995 and March 31, 1994. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles. We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended (not presented herein), and in our report dated August 17, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE LLP


Baltimore, Maryland
May 8, 1995

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995

                          Part II - Other Information

Items 1 through 4.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.  Other Information

         For a discussion of certain recent events, see Note 7 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 10 - Letter Agreement dated May 2, 1995 between the Company and Westinghouse amending the Stock Unit Purchase Agreement dated as of October 30, 1986 between the Company and Westinghouse constituting Exhibit 4d to the Registration Statement on Form S-3 (Registration No. 33-88768) is incorporated herein by reference to Exhibit 4e to the Registration Statement on Form S-3 (Registration No. 33-88768).

               Exhibit 11 - Computation of Earnings Per Share

               Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated February 28, 1995, items 5 and 7.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MICROS SYSTEMS, INC.
                                                 -------------------------
                                                       (Registrant)


May 15, 1995                                        Gary C. Kaufman
- ------------------                               --------------------------
                                                 Gary C. Kaufman
                                                 Vice President, Finance and
                                                 Administration/Chief Financial
                                                 Officer

                                 EXHIBIT INDEX
                                 -------------
                                                                 Sequentially
Exhibit                                                          Numbered Page
- -------                                                          -------------

10. Letter Agreement dated May 2, 1995 between the Company and Westinghouse amending the Stock Unit Purchase Agreement dated as of October 30, 1986 between the Company and Westinghouse constituting
              Exhibit 4d to the Registration Statement on Form S-3 (Registration No. 33-88768) is incorporated herein by reference to Exhibit 4e to the Registration Statement on Form S-3 (Registration No. 33-88768)

11.           Computation of Earnings Per Share

15.           Letter regarding Unaudited Interim Financial
              Information

27.           Financial Data Schedule