Form 10-K405
period 1995-06-30
MICROS SYSTEMS INC
filed 1995-09-15
CIK 320345

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

/x/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the Fiscal Year Ended June 30, 1995
                                      OR
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the Transition Period From __________ to __________

Commission File Number 0-9993


                              MICROS SYSTEMS, INC.
                              --------------------

             (Exact name of registrant as specified in its charter)

              Maryland                                             52-1101488
-------------------------------------                       ------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

12000 Baltimore Avenue                                           20705-1291
Beltsville, Maryland                                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  301-210-6000

         Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.025 per share
          ------------------------------------------------------------
                                (Title of Class)

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   x                                            No
               ---------                                          -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        At the close of business on August 31, 1995, there were issued and outstanding 7,859,261 shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $136,845,959.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders currently scheduled to be held on November 17, 1995, are incorporated by reference in Part III of this Form 10-K.

                                     PART I
ITEM 1.          BUSINESS

INTRODUCTION

                 MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.) MICROS Systems, Inc. is a 49% owned investee of Westinghouse Holdings Corporation, a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"), after Westinghouse Holdings Corporation sold 1,000,000 shares of the Company on July 6, 1995.

                 MICROS is a leading worldwide designer, manufacturer, supplier and servicer of point-of-sale ("POS") computer systems for hospitality providers, principally full service and fast food restaurants, including restaurants located in hotels and other lodging establishments. MICROS POS systems consist of terminals, display devices, printers, computers and software which provide transaction processing, in-store control and information management capabilities. The Company's POS systems, which are installed in over 32,000 independent, national and international full service restaurants and over 3,000 fast food restaurants, enable users to control operations and inventory, enhance customer service efficiency, reduce labor costs, increase productivity and improve planning and reporting. MICROS is a major supplier of POS systems to full service restaurants or operators of restaurants such as T.G.I. Friday's, Family Restaurants, Perkins, Planet Hollywood, Ruby Tuesday's, and Whitbread; to fast food restaurants such as Arby's, Burger King and Wendy's; and to full service restaurants in hotels such as Hilton, Hilton International, Hyatt, Inter-Continental, Marriott, Radisson and Ritz-Carlton. New target markets for the Company's POS systems include casinos, cruise ships, sports arenas, theme parks, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Luxor Hotel and Casino and the MGM Grand Hotel Casino and Theme Park in Las Vegas, Nevada.

                 The full service restaurant POS market consists of both stand-alone restaurants and restaurants located in lodging operations in which servers use guest checks to take orders at tables. The Company's customers in this market include independent restaurants, franchisees, small chains and large national and international chains. In the fast food restaurant POS market, the typical MICROS customer is a franchisee of a national fast food chain operating multiple restaurants.

                 The Company's POS products are sold by approximately 57 employees through a Company-owned sales distribution network consisting of 9 domestic and 4 foreign sales offices and through MICROS' Major Accounts Program to large regional, national and international customers (the "Direct POS Sales Channel"). The Company's POS products are also sold through an independent sales distribution network consisting of 113 U.S. dealers and 48 foreign distributors (the "Indirect POS Sales Channel").

                 The Company also markets and distributes property management information systems ("PMS") products which provide reservation, guest accounting and other information management capabilities to hotels and other lodging establishments. The PMS products marketed and distributed by the Company are supplied by Fidelio Software GmbH, a German company ("Fidelio"). MICROS owns a 30% interest in Fidelio and has an option to acquire the remaining 70%. The Company has installed over 600 Fidelio PMS systems, including systems installed in various Radisson Hotels, Red Roof Inns, and Wyndham Hotels and Resorts. Fidelio products are installed in over 3,600 sites worldwide, including certain Ciga, Forte, Hilton International, Inter-Continental, Kempinski, Mandarin Oriental, Movenpick, Peninsula, Ramada Europe, Shangri-La and Steigenberger locations. The Company's recently developed POS systems, as well as many POS systems offered by other suppliers, are compatible with Fidelio PMS products. Majority-owned subsidiaries of the Company have the exclusive distribution rights to Fidelio products in the Americas, the United Kingdom and France. Many of the new target markets for the Company's POS systems, including casinos, cruise ships and theme parks, are also new target markets for Fidelio PMS products.

                 MICROS also offers service and support for its POS and PMS products, including installation, training, hardware and software maintenance, spare parts, media supplies and consulting services. Service revenue constituted approximately 23%, 21% and 20% of the Company's total revenue in fiscal 1995, 1994 and 1993, respectively.

PRODUCTS

Point-of-Sale Systems

                 MICROS markets a wide range of POS systems capable of meeting the functionality and cost control needs of customers in various segments of the hospitality industry.

The Company's POS systems consist of terminals, display devices, printers, computers and software which provide transaction processing, in-store control and information management capabilities. All proprietary POS hardware is designed to withstand the elements of the restaurant environment. The Company's principal POS products are the 8700 Hospitality Management System ("HMS"), the 2700 HMS, the 2700 HMS Keyboard and the 2700 HMS Touchscreen System. Other products include the 4700 HMS, the 1700 HMS and the 2400 Fast Food System ("FFS").

                 The 8700 HMS, introduced in September 1993, is designed for hotels, resorts, casinos, airports, sports arenas, theme parks and large local and chain restaurants. It allows the user the flexibility to configure the system around various hardware and software choices to control restaurant and food service operations at both the server and management levels. Features of the 8700 HMS include customized workstations, including customized keyboard and printer configurations, touchscreen capability, flexible guest check printing, detachable raised or flat keyboards, time and attendance capability with complete time card detail and labor scheduling, training mode by operators, check tracking by table or check, automatic credit card authorization with expiration date verification, extensive revenue center and system-wide reporting which analyzes sales mix, sales balancing, serving periods, table turns, time periods, food cost and operator accountability, the ability to split checks into multiple checks and hardware diagnostic and software confidence tests. The 8700 HMS POS product has been designed with an "open system architecture," which allows its use on industry standard PCs as well as on the Company's proprietary hardware. MICROS made a strategic decision to offer a PC-based platform in order to complement its proprietary hardware and to give its customers a wide range of hardware and software options for MICROS POS systems. The 8700 HMS is operated on an Intel-based PC and utilizes the SCO Unix operating system, which permits multi-tasking and multi-user operations. Its architecture gives it the ability to manage any size restaurant or food service operation.

                 The 2700 HMS, released in March 1989, and the 1700 HMS, introduced in January 1990, are stand-alone intelligent terminals designed for small to large full service restaurants and for certain fast food operations. The 2700 HMS is available in both an entry level and premium platform, relies on proprietary architecture and interfaces with DOS/Windows-based back office support. The 2700 HMS

Touchscreen System, released in September 1991, combines advanced touchscreen technology with the Company's 2700 HMS POS system. It offers an easy-touch electronic keypad with up to 60 entry points that can be customized according to size and characters, dual LCD screens to speed up order entry and reduce operator error, PC compatibility, lead-through prompting and reprogramming of the system software and keyboards through remote communications via phone lines.

                 The Company's 4700 HMS, introduced in May 1986, is a DOS-based, PC-driven POS system for operational control of full service dining operations. The system incorporates modular hardware components that allow for customization and includes a number of important features to assist users with daily operations.

                 The Handheld Touchscreen terminal ("HHT"), introduced in March 1993, is a small, handheld, remote order entry touchscreen computer device which allows a server to enter a guest's food and beverage order at the table or seat-side. The HHT is best suited for larger operations with distant seating locations such as sports arenas and pool-side restaurants. The HHT is integrated with the MICROS 4700 HMS and integration with the 8700 HMS is planned by the end of the calendar year.

                 In the fast food restaurant sector, MICROS markets the 2400 FFS, which is based primarily on the hardware platform used in the 2700 HMS with fast food application software. The system, introduced in October 1991, features a networked intelligent terminal architecture. A remote printer and video screen subsystem accommodate a wide variety of kitchen production and order routing schemes. The system's applications software meets fast food requirements in the areas of order entry, drive-thru operation, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office PCs. The Manager Workstation ("MWS") software introduced in June 1993 is a PC-based software product which provides for management analysis of sales and operational trends at fast food restaurants, both at the store and corporate levels, and permits the integration of point-of-sale functions with in-store back office, regional and home office management information system functions. An upgraded MWS which is currently under development is intended to broaden the scope of information management, including multi-store database maintenance capabilities, and to provide a migration path for current users of the 2400 FFS into the next generation of MICROS fast food POS systems.

                 The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications without losing their investment in their existing MICROS POS system. In addition, many MICROS systems interface to various back office accounting and property management systems, including the Company's Fidelio PMS products.

Property Management Systems

                 For the PMS sector, MICROS markets and distributes a complete line of PMS products supplied by Fidelio. The Front Office system, installed worldwide in leading international hotel chains, is available in multiple configurations covering the spectrum of hotels/resorts from the road-side hotel to the large five-star resort. The Front Office PMS product is closely integrated with MICROS POS systems for full service restaurants, including the option for a Guest Folio Print & Check-out from the Company's 8700 HMS User Work Station/3 terminal in a hotel restaurant. Other PMS software products marketed and supported by MICROS include Food & Beverage Management, Sales and Catering, Cruise-line operations and Casino-PMS.

SALES, MARKETING AND DISTRIBUTION

                 The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 18 years, and the Company and its dealers and distributors work closely together in seeking to identify new customers, products, services and markets and to serve the Company's existing customer base with enhanced products and services in accordance with their needs.

                 The Company's POS products are sold by approximately 57 employees through a Company-owned Direct POS Sales Channel consisting of nine domestic and four foreign sales offices serving Germany, Spain, Switzerland and the United Kingdom and MICROS' Major Accounts Program for large regional, national and international customers. The Company's POS products are also sold through its Indirect POS Sales Channel consisting of 113 U.S. dealers, 16 non-U.S. western hemisphere distributors, 14 distributors in the Asia/Pacific region and 18 distributors in the Europe/Africa/Middle East region. The Company owns majority interests in one of its U.S. dealers and one of its international distributors (which was a minority interest as of June 30, 1995. See Recent Developments below).

                 Currently, three majority-owned subsidiaries of the Company have the exclusive distribution rights to Fidelio PMS products in the Americas, the United Kingdom and France.

                 Foreign sales accounted for approximately 33%, 29% and 26% of the Company's total revenue in fiscal 1995, 1994 and 1993, respectively.

CUSTOMER SERVICE AND SUPPORT

                 The Company is committed to providing customers with superior service and support, including installation, training, hardware and software maintenance, spare parts, media supplies (ribbons, paper, etc.) and consulting services.

                 The Company has developed a comprehensive MICROS Service Network pursuant to contracts with its dealers and distributors with the goal of providing its customers with uniform service in installing and maintaining systems, on-going training, prompt field service and timely availability of spare parts. The Company believes that services are an important competitive factor and differentiator and has been building its service infrastructure by adding application and technology specialists to support software and hardware systems. Service revenue constituted approximately 23%, 21% and 20% of the Company's total revenue in 1995, 1994 and 1993, respectively.

RESEARCH AND DEVELOPMENT

                 The products sold by the Company are subject to rapid and continual technological change. The Company's product development strategy is to provide compatible systems incorporating the newest technologies. This strategy allows users to configure systems around various hardware and software choices, adding new functions to their hospitality information systems that enhance their operations. Products available from the Company, as well as its competitors, have increasingly offered a wider range of features and capabilities.

                 The Company conducts its own product development at its research and development facility located at its corporate headquarters in Beltsville, Maryland. To supplement its own efforts, the Company occasionally utilizes outside design services for product development. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire rights to such products and designs.

                 The Company estimated that during fiscal 1995, 1994 and 1993, it expended approximately $5,044,300, $3,589,200 and $3,704,100, respectively, on engineering design and development of new products and enhancements of existing products, before the effect of the capitalization and amortization of software development costs. The Company capitalized $286,200, $196,900 and $802,900 during fiscal 1995, 1994 and 1993, respectively, while amortizing $489,900, $438,800 and $140,700 to cost of sales in the respective years in accordance with Statement of Financial Accounting Standards No. 86.

COMPETITION

                 The Company believes that its competitive strengths include its established global distribution and service network, its relationship with Fidelio and its corporate focus on providing information systems solutions principally to the hospitality industry.

                 The markets in which the Company competes are highly competitive. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to the Company's and over 100 PMS competitors. Competitors in the POS marketplace include full service providers such as Sulcus (Squirrel POS), Sharp, Positouch, Par Technology and Panasonic and hardware providers such as IBM and AT&T/GIS (formerly NCR) who market their products in conjunction with independent software vendors. There are also numerous smaller companies that market PC-based systems with POS-oriented software.

                 Many of the over 100 competitors in the PMS market are small companies with software designed to run on industry standard personal computers. There are, however, various major competitors including Sulcus (Lodgistix PMS), Hotel Information Systems, Encore and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

MANUFACTURING

                 The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key product components and subassemblies. All lower level assemblies such as printed circuit assemblies, mechanical assemblies and cables are outsourced based on competitive bidding. The outsourcing process includes evaluating supplier processes, quality assurance, test capability and management and technical support structures, as well as price and delivery cycle. Whenever feasible, a second source is developed to reduce one-supplier dependence. Outsourcing reduces requirements for manpower, capital equipment and facilities, thus lowering overhead costs. Most outsourcing contracts are short term (two years or less) based on quality points or strategic requirements with key price components traced to monitor cost competitiveness. The Company believes it maintains excellent relationships with its suppliers.

                 The Company's manufacturing operation is located at its corporate headquarters in Beltsville, Maryland and consists primarily of assembly and testing of various purchased components, parts and subassemblies. Product reliability and quality are emphasized through stringent design reviews, sophisticated computer testing of printed circuit assemblies, final product testing and numerous quality control audits.

                 Material sourcing is based on availability, service, cost, delivery and quality of the purchased items from domestic and international suppliers. Some items are custom manufactured to the Company's design specifications. MICROS believes that the loss of its current sources for components would not have a material adverse effect on the Company's business since other sources of supply are generally available.

EMPLOYEES

                 As of June 30, 1995, the Company had approximately 653 full-time employees, of whom approximately 525 were based in the U.S. and approximately 128 were based internationally serving Europe, the Middle East, Africa and Asia/Pacific. Approximately 72 employees are engaged in product development, 85 in operations, 456 in marketing, sales and customer support services and 40 in administration and finance. The Company is not a party to any collective bargaining agreement and none of its employees is represented by a labor union. MICROS believes its relations with its employees to be good.

FOREIGN SALES

                 The Company recorded foreign sales of approximately $37,100,000 during fiscal 1995 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, and Canada. Comparable sales in fiscal 1994 were approximately $22,700,000 and in fiscal 1993 were approximately $14,600,000. See Note 13 of Notes to Consolidated Financial Statements.

PATENTS

                 The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's products is generally known and available to others. See Item 3 -- Legal Proceedings, for an adverse claim.

FLUCTUATIONS AND CUSTOMERS

                 The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Although the Company does not consider its business to be seasonal, for a variety of reasons as noted above, certain quarters have historically been stronger than other quarters. The Company believes that quarter-to-quarter comparisons of its results are not necessarily meaningful or indicative of future performance.

                 No single customer accounts for 10% or more of the Company's consolidated revenues, nor is a portion of the Company's business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

ENVIRONMENTAL MATTERS

                 The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

BACKLOG

                 The Company generally has a backlog of less than one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 1995 and 1994 the backlog totaled approximately $10.8 million and $7.9 million, respectively.

OTHER

                 The Company has not used its revolving credit line during the past several years due to its substantial cash balances and ability to fund the expansion of its business through operations.

RECENT DEVELOPMENTS

                         On August 25, 1995, the Company purchased from Daniel
Cohen (a director of the Company) and his family (the "Cohen Family"), the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14.0 million (approximately $2.8 million at exchange rates in effect at the date of purchase), payable FF 8.0 million at closing and FF 6.0 million over the next four years, plus potential additional payments based on earnings over the next four years. In addition, Mr. Cohen was granted a five year employment contract at FF 600,000 (approximately $119,000 at exchange rates in effect at the date of purchase) per year plus a bonus based on future operating results. Merger of D.A.C. Systemes/MICROS France and ADMI, previously 23% owned equity investees, and Fidelio France, currently a 51% owned consolidated subsidiary, is in the process of being consummated, after which the Company will own 97% of the merged Fidelio/MICROS France entity, and Fidelio GmbH, a 30% owned equity investee of the Company, will own the remaining 3%. Fidelio/MICROS France will be consolidated into the Company's accounts from the date of purchase. See Note 15 of Notes to Consolidated Financial Statements.

                 See Part III, Item 12--Changes in Control, for additional recent developments.

ITEM 2.          PROPERTIES

                 The Company's executive offices and its main administrative, manufacturing, sales, marketing, customer service and product development facilities are located in Beltsville, Maryland in three buildings; (i) one building is approximately 60,000 square feet and is owned by the Company; (ii) a second building is approximately 90,000 square feet, approximately 44,900 of which is leased by the Company through 2009, with options to increase its leased space during that period and an option to purchase the entire building for ten dollars in the year 2009; and (iii) a third building of 21,600 square feet which is leased under an operating lease by the Company through September 30, 1998.

                 The Company leases 9 domestic and 7 foreign sales, service and support offices located in Boston, Chicago, Dallas, Denver, Las Vegas, Los Angeles, Miami, Portland (Oregon), San Francisco, Dusseldorf, Frankfurt, London, Madrid, Paris, Singapore and Zurich.

                 The Company believes that additional space will be available as needed.

ITEM 3.          LEGAL PROCEEDINGS

                 MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability would not have a material adverse effect on the Company's results of operations or financial position. See Note 7 of Notes to Consolidated Financial Statements.

                 In December 1994, the Company received a claim that its touchscreen product line infringes certain patents in several European countries, including France, Germany and the United Kingdom. Preliminary investigation indicates that the asserted patents may be unenforceable because similar products were known and available in the market prior to the relevant filing dates. While the ultimate outcome of this matter is uncertain, the Company does not believe that the claim will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 During the fourth quarter of fiscal 1995, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

Price Range of Common Stock

                 As of June 30, 1995, there were approximately 491 record holders of the Company's Common Stock, $.025 par value.

                 Bid and ask prices for the Company's Common Stock (symbol "MCRS") have been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. The following table shows the range of closing bid prices for the period indicated, as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                 On August 31, 1995 the closing bid price for the stock was $34-1/8.

                                                   Bid Prices
                                                -----------------
                                                  (in dollars)
                                                -----------------

Year Ended June 30, 1995                         High        Low
------------------------                         ----        ---

 7/01/94 -  9/30/94        (First Quarter)      33-1/2      26-1/4
10/01/94 - 12/31/94        (Second Quarter)     41-1/4      28-3/4
 1/01/95 -  3/31/95        (Third Quarter)      38-1/8      28
 4/01/95 -  6/30/95        (Fourth Quarter)     35          27-3/4

Year Ended June 30, 1994
------------------------

 7/01/93 -  9/30/93        (First Quarter)      20-1/2      13-1/2
10/01/93 - 12/31/93        (Second Quarter)     26          14-3/4
 1/01/94 -  3/31/94        (Third Quarter)      29-1/2      23-1/4
 4/01/94 -  6/30/94        (Fourth Quarter)     27-3/4      22-1/2

Year Ended June 30, 1993
------------------------

 7/01/92 -  9/30/92        (First Quarter)      10          7-1/4
10/01/92 - 12/31/92        (Second Quarter)     22-3/4      9-1/8
 1/01/93 -  3/31/93        (Third Quarter)      22-3/4     11-3/4
 4/01/93 -  6/30/93        (Fourth Quarter)     16         13-1/4

                 The Company has never paid a dividend. The Company has no current intention to pay any dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a Loan Agreement expiring December 31, 1996, which restricts the payment of dividends other than stock dividends (see
Note 4 of Notes to Consolidated Financial Statements). Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                           Fiscal Years Ended June 30,
                                      -----------------------------------------------------------------------
                                           1995            1994          1993           1992          1991
                                      -----------      -----------   -----------    -----------   -----------
Statement of Operations Data
-------------------------------------
Revenue                               $ 112,021          $79,265       $55,314        $44,328       $39,626
Income from operations                $  16,542          $12,322       $ 9,409        $ 5,784       $ 4,606
Net income                            $  11,577          $ 8,687       $ 5,760        $ 4,019       $ 3,280
Net income per common and common
equivalent share                      $    1.46          $  1.10       $  0.74        $  0.53       $  0.44
Cash dividends                              -               -              -             -              -

Balance Sheet Data
-------------------------------------
Working capital                       $  37,029          $27,126       $18,216        $18,400       $15,411
Total assets                          $  89,644          $66,191       $48,207        $37,404       $30,707
Long-term debt (1)                    $   5,614          $ 5,803       $ 1,780        $ 1,779       $ 1,952
Shareholders' equity                  $  53,450          $39,938       $29,970        $23,559       $19,208

Book value per share                  $    6.72       $ 5.05        $ 3.84         $ 3.08        $ 2.55

Additional Data
-------------------------------------
Weighted average number of common
and common equivalent shares
outstanding                               7,952        7,911         7,807          7,640         7,531

(1) Including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 1995 to Fiscal 1994:

                 Revenue for fiscal year 1995 was $112.0 million, an increase of $32.8 million, or 41.3%, compared to last year. Sales increased in every distribution channel worldwide, with a substantial portion of the increase attributable to the Company's 8700 HMS. Sales through the Company's direct sales channels increased $26.7 million over fiscal 1994, including sales of POS hardware, software and services through the Major Accounts channel which increased $9.9 million compared to fiscal 1994 and Property Management System sales through the Company's three Fidelio subsidiaries which increased $4.6 million. Sales by the nine North American district offices increased $6.1 million over fiscal 1994, including $1.8 million due to the addition of the Denver and Portland district offices. Continued market share gains in the Company's four European POS subsidiaries added $6.0 million in fiscal 1995 compared to fiscal 1994. Sales through the indirect sales channels to independent dealers and distributors worldwide increased $6.1 million in fiscal 1995. Hardware and software sales increased 37.6% while service related revenues increased 55.1%.

                 Cost of sales, as a percentage of revenue, increased to 50.2% for fiscal 1995 compared to 49.8% for fiscal 1994. Cost of sales for hardware and software products, as a percentage of related revenue, decreased to 51.8% for fiscal 1995 compared to 52.0% for fiscal 1994, primarily due to higher software sales as a percent of total sales. Service costs, as a percentage of related revenue, increased in fiscal 1995 to 45.0% from 41.5% in fiscal 1994.

Such increases are primarily due to higher labor costs related to subcontracting and training labor to meet the volume of 8700 HMS and Fidelio installations and increased material costs to service maintenance contracts.

                 Selling, general and administrative expenses increased $10.0 million, or 43.6%, in fiscal 1995 compared to the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 29.3% in fiscal 1995 compared to 28.8% in fiscal 1994. The increases are primarily the result of the increased emphasis on the Company's sales and service organizations, including the addition of three U.S. sales and service offices and increased sales and service staffing worldwide. In addition, the Company incurred approximately $437,000 or .4% of revenue in expenses due to the Westinghouse incentive bonus payments to 11 key officers of the Company. (See
Note 11 of Notes to Consolidated Financial Statements).

                 Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $1.4 million, or 40.3%, in fiscal 1995 compared to fiscal 1994. Actual research and development expenditures, including capitalized software development costs of $286,200 in fiscal 1995 and $196,900 in fiscal 1994, increased $1.5 million, or 40.5% in fiscal 1995 compared to fiscal 1994.

                 Income from operations was $16.5 million, or 14.8% of revenue in fiscal 1995, an increase of 34.2% over the prior year when income from operations was $12.3 million, or 15.5% of revenue. Income from operations in fiscal 1995, as a percentage of revenue, excluding the additional $437,000 in costs incurred due to the Westinghouse incentive bonus payments, was 15.2%.

                 Interest income increased $521,300 or 80.0%, in fiscal 1995 as a result of an increase in interest rates on investments and an increase in investment balances. Interest expense increased $180,500 to $368,800 in fiscal 1995 from $188,300 in fiscal 1994, primarily as a result of interest on the capital lease entered into by the Company in January 1994.

                 The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company recently has experienced greater gross margin pressure on its products than it has in the past, and the Company expects this trend to continue. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software and services, to prevent declines in the Company's overall gross margin.

Comparison of Fiscal 1994 to Fiscal 1993

                 Revenue increased $24.0 million, or 43.3%, over fiscal 1993 with all distribution channels showing increases. Sales of POS hardware, software and services to North American dealers grew $6.9 million and to North American Major Account customers grew $5.2 million over fiscal 1993 on the strength of the Company's newly introduced 8700 HMS and continued success of the 2000 series HMS. Sales through the Company's six foreign subsidiaries increased $5.5 million over fiscal 1993, and sales through foreign distributors in the Europe/Africa/Middle East and Asia/Pacific regions increased $1.9 million.

                 Cost of sales, as a percentage of revenue, increased from 45.5% in fiscal 1993 to 49.8% in fiscal 1994. Cost of sales for hardware and software products, as a percentage of related revenue, increased to 52.0% in fiscal 1994 from 46.5% in fiscal 1993. The increase was due to a strategic price reduction on certain products and an increase in volume of lower margin products, partially offset by a favorable shift in sales distribution from the indirect to direct sales channels. Cost of service, as a percentage of related revenue, decreased slightly to 41.5% in fiscal 1994 from 41.6% in fiscal 1993.

                 Selling, general and administrative expenses increased $6.0 million, or 35.4%, in fiscal 1994 compared to fiscal 1993, primarily as a result of increased sales and support activities, including those of the Company's PMS subsidiaries, with the largest portion attributable to increased staffing costs. However, as a percentage of revenue, such expenses decreased to 28.8% in fiscal 1994 from 30.5% in fiscal 1993. The decrease was due to effectively controlling the growth in expenses as the Company expanded its operations.

                 Research and development expenses (exclusive of capitalized software development costs) increased $491,100, or 16.9%, to $3.4 million in fiscal 1994. Actual research and development expenditures decreased $114,900, or 3.1%, in fiscal 1994. The decrease was primarily due to the higher level of labor and material expenditures in fiscal 1993 to prepare the Company's 8700 HMS released in the first quarter of fiscal 1994.

                 Income from operations increased $2.9 million, or 31.0%, in fiscal 1994 to $12.3 million. As a percentage of revenue, income from operations decreased from 17.0% in fiscal 1993 to 15.5% in fiscal 1994 due to a decline in hardware and related software margins offset to some extent primarily by lower selling, general and administrative expenses as a percentage of revenue.

                 Interest income increased $284,900, or 77.7%, in fiscal 1994 as a result of interest earned on a loan to Fidelio and a shift in certain investments from those earning dividends to interest-bearing investments. Interest expense increased to $188,300 in fiscal 1994 from $54,600 in fiscal 1993 due to the interest on the capital lease entered into by the Company in January 1994.

                 Other non-operating expense, net, decreased $730,500, to $201,100, in fiscal 1994 primarily due to foreign currency translation gains in fiscal 1994, versus losses in fiscal 1993, from the investment in and loan to Fidelio.

Liquidity and Capital Resources

                 Effective January 1, 1994, the Company had a $10.0 million unsecured committed line of credit with its bank which expired February 9, 1995. On February 9, 1995, the Company obtained a $15.0 million unsecured committed line of credit with its bank which expires December 31, 1996 and which replaces the expired $10.0 million line of credit. There were no borrowings under either line of credit facility during fiscal 1994 or fiscal 1995. The Company has generated sufficient cash flow through its operations during these periods and has significant funds available in cash and highly-liquid investments to meet its immediate needs.

                 Net cash provided by operating activities was $13.0 million for fiscal 1995 and $4.6 million for fiscal

1994. Proceeds from the issuance of stock under the Company's incentive stock option plan provided $353,400 for fiscal 1995 and $680,200 for fiscal 1994.
The income tax benefit from the exercise of disqualified stock options provided $361,100 for fiscal 1995 and $356,700 for fiscal 1994. During fiscal
1995, the Company used cash of $11.8 million in investing activities, including $2.6 million for the purchase of property, plant and equipment, $8.1 million for the purchase of short-term investments, $205,700 for the purchase of net district assets and $3.5 million primarily for the purchase of an additional 15% interest in Fidelio, offset by $3.2 million in net proceeds from the repayment of a loan to Fidelio and $210,100 in dividends from affiliates. The Company has the right to acquire all or part of the remaining shares of
Fidelio on or before December 31, 1999, at a price to be determined based on an agreed upon formula. See Note 3 of Notes to Consolidated Financial Statements. The Company used $1.2 million in fiscal 1994 for the purchase of property, plant and equipment and $653,600 to purchase district assets and equity interests in investees. In addition, capitalized software development costs were $286,200 in fiscal 1995 compared to $196,900 in fiscal 1994. The Company made debt repayments of $321,600 on its building loan and capital lease in fiscal 1995 and $257,100 during fiscal 1994. As a result,
the cash position of the Company at June 30, 1995 was $18.3 million.   All
cash is being held for the operation and expansion of the business.

                 In connection with the Company's increase in ownership of Fidelio in fiscal 1995 from 15% to 30%, the Company loaned Fidelio DM 900,000 (approximately $600,000), which bears interest at a variable rate, and is obligated to make additional loans of up to DM 600,000 (approximately $400,000), all of which loans are to be repaid by December 31, 2000. The obligation of the Company to make the further loans to Fidelio is conditioned on Fidelio's other shareholders increasing their current loans to Fidelio from DM 2.1 million (approximately $1.4 million) to an aggregate amount of up to DM 3.5 million (approximately $2.3 million).

                 As a result of the fiscal 1993 investment in and loan to Fidelio being realizable only in Deutsche Marks, MICROS was subject to currency risks between the Deutsche Mark and the U.S. Dollar through September 30, 1994. As a result of this investment and loan, a currency translation gain of $187,800 and $446,000 were recognized as Other Income in fiscal 1995 and 1994, respectively, and a currency translation loss of $462,200 was recognized as Other Expense in fiscal 1993. MICROS continues to be subject to currency risks between the Deutsche Mark and the U.S. Dollar with respect to the DM 900,000 loan which is realizable only in Deutsche Marks and which is to be repaid by December 31, 2000. The Company does not engage in any foreign exchange hedging.

                 Financial indicators of the Company's liquidity and capital resources as of June 30, 1995 and 1994 were:

In thousands, except ratios                           1995       1994
---------------------------                           ----       ----
Cash and cash equivalents                             $18,315    $16,339
                                                      =======    =======

Short term investments                                $ 8,070         --
                                                      =======    =======

Available line of credit                              $15,000    $10,000

Outstanding letters of credit                              --         --
                                                      -------    -------

Unused bank line of credit                            $15,000    $10,000
                                                      =======    =======

Working capital                                       $37,029    $27,126
                                                      =======    =======
Long-term debt and capital lease obligation:

       Current                                        $   363    $   307

       Non-current                                      5,251      5,496
                                                      -------    -------
             Total                                    $ 5,614    $ 5,803
                                                      =======    =======
Shareholders' equity                                  $53,450    $39,938
                                                      =======    =======

Current ratio                                             2.25      2.39
                                                          ====      ====

Inflation

                 The Company has not experienced any significant impact as a result of inflation.

Effect of SFAS 109 - Accounting For Income Taxes

                 In February, 1992, the Financial Accounting Standards Board issued its Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 changed the method of accounting for income taxes from the deferred method (APB
11) to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. MICROS adopted the Statement effective for the first quarter of fiscal 1994. Adoption did not have a material effect on the Company's consolidated financial position.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14(a) 1 in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.         DIRECTORS AND OFFICERS OF THE REGISTRANT

           Name                                          Position
----------------------------             ---------------------------------------
Donny N. Anderson                        Vice President, Dealer
                                           Sales-Americas
T. Paul Armstrong                        Senior Vice President, Research and
                                           Development
Louis M. Brown, Jr.                      Director and Chairman of the Board
William N. Buckley                       Vice President, Manufacturing
Daniel A. Cohen                          Director
Kenneth M. Fisher                        Vice President and Product Manager,
                                           Fast Service Products
A.L. Giannopoulos                        Director, President and Chief
                                           Executive Officer
Daniel G. Interlandi                     Senior Vice President, Sales and
                                           Marketing
Bernard Jammet                           Senior Vice President, International
                                           Operations
Carroll H. Johnson                       Director (resigned as of August 23,
                                           1995)*
Gary C. Kaufman                          Vice President, Finance and
                                           Administration/Chief Financial
                                           Officer
Ronald J. Kolson                         Executive Vice President/Chief
                                           Operating Officer
Richard B. Lamy                          Vice President of Major Accounts
E. Michael Mahoney                       Vice President of Customer Service
Claudia E. Morf                          Director*
Fredric G. Reynolds                      Director*
Alan M. Voorhees                         Director
James T. Walsh                           Vice President, Quality Engineering
Roberta J. Watson                        Vice President and Controller
Judith F. Wilbert                        Corporate Secretary
Edward T. Wilson                         Director

Directors of the Registrant are elected for a term of one year.

----------------------------------
* As of August 23, 1995, Mr. Johnson resigned as a Director of the Company. Two new directors, Fredric G. Reynolds and Claudia E. Morf, were appointed at a Board of Directors meeting on August 23, 1995. See Part III, Item
    13 -- Certain Relationships and Related Transactions.

                 Directors and Executive Officers of the Registrant during fiscal year 1995:

                 Donny N. Anderson, 50, who joined the Company in January 1984 as a District Manager. He was appointed to the position of Dealer Sales Manager in July 1985, and was promoted to Managing Director for the Western Region in May 1988. In July 1990, he became the Managing Director of Dealer Sales, a position he held until May 1994, when he was promoted to the position of Vice President, Dealer Sales--Americas. Prior to joining the Company, Mr. Anderson was employed at Malloy Cash Register and held the position of Branch Manager.

                 T. Paul Armstrong, 37, joined the Company in July, 1981 as a software engineer. In December, 1983 he was promoted to the position of Director, Systems Engineering until November, 1989 when he became Vice President, Research and Development. In October, 1993, Mr. Armstrong was promoted to Vice President and Product Manager, Full Service Products, and in July 1995 Mr. Armstrong was made Senior Vice President, Research and Development. Mr. Armstrong is a graduate of Cambridge University, England.

                 Louis M. Brown, Jr., 52, has been a Director of the Company since 1977. Mr. Brown held the position of President/Chief Executive Officer from January, 1986 until his appointment as Chairman of the Board in January, 1987. He is also Chairman of IDEAS, Inc., a supplier of high technology, custom-engineered products and services with whom the Company has a product purchasing agreement, through Granite Communications, Inc., a corporation in which IDEAS currently holds a minority interest. Mr. Brown also serves as President/Chief Executive Officer and as a Director of Autometric, Inc. and Chairman of Planning Systems, Inc. Mr. Brown also serves as a board member of Integral Systems, Inc. He is a graduate of The Johns Hopkins University (B.E.S.-E.E.).

                 William N. Buckley, 53, joined the Company as Vice President, Manufacturing, in June, 1985. Mr. Buckley previously held various manufacturing and engineering management positions prior to joining the Company. Mr. Buckley holds a B.S. Degree in Business Management from the State University of New York and an A.A.S. in Electronics from Erie Community College.

                 Daniel A. Cohen, 40, is Managing Director and was a principal shareholder of D.A.C. Systemes/MICROS France, a current distributor of the Company's products (see Part I, Item 1 -- Recent Developments) and is Managing Director of Fidelio France S.A. In 1983, Mr. Cohen had worked for the former MICROS distributor in France, prior to starting the representation of MICROS in Israel. In 1986, he founded D.A.C. Systemes and took over the distribution of MICROS products in France. In 1992, the Company acquired a 15% equity interest in Mr. Cohen's company and the name was changed to D.A.C. Systemes/MICROS France. An additional 8% equity interest was acquired by the Company in fiscal 1994, and the remainder of the stock acquired by the Company in fiscal 1996. Mr. Cohen is a graduate of the Hotel School of Lausanne, Switzerland, from which he holds a Masters degree in Hotel Administration.

                 Kenneth M. Fisher, 41, joined the Company in January, 1978 as Director of New Product Development. In September, 1980 he was promoted to Vice President, Research and Development, a position he held until October, 1989 when he became Vice President and Product Manager, Fast Service Products. Mr. Fisher is a graduate of the Capitol Institute of Technology with a Bachelor of Science degree in Electrical Engineering Technology.

                 A.L. Giannopoulos, 55, has been a Director since March, 1992 and was elected President and Chief Executive Officer in May, 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions having been with Westinghouse for 30 years and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

                 Daniel G. Interlandi, 42, began his career with MICROS in 1980. He has held key sales and management positions at the Company involving district operations, distributors, major accounts, customer service, and served as Product Manager for Full Service Products. He was promoted to Vice President, Full Service Products in May, 1993 and to Senior Vice President, Sales and Marketing in October, 1993. Mr. Interlandi is a 1975 graduate of Knox College.

                 Bernard Jammet, 36, joined the Company in July, 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November, 1990. In November, 1994, he was promoted to his current position of Senior Vice President, International Operations. Before joining MICROS, he was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

                 Carroll H. Johnson, 48, had been a Director since May, 1994. Mr. Johnson resigned as a Director of the

Company on August 23, 1995. Mr. Johnson is a Divisions Controller for Westinghouse Information and Security Systems Divisions. He has been with Westinghouse for 26 years holding positions of increasing responsibility in the financial arena including the positions of Controller for the Commercial Systems Divisions and the Marine & Electrical Systems Divisions. Mr. Johnson is a graduate of the University of Baltimore and currently serves on its Alumni Board of Governors.

                 Gary C. Kaufman, 45, served as a Director of the Company from January, 1991 until May, 1994 when he was appointed to his present position of Vice President, Finance and Administration/Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

                 Ronald J. Kolson, 41, joined the Company in April, 1984 as Controller. In September, 1987 he was promoted to Vice President, Finance and Administration/Chief Financial Officer. In 1994, he was promoted to his present position of Executive Vice President/Chief Operating Officer. Mr. Kolson is a graduate of The Pennsylvania State University with a Bachelor of Science Degree in Accounting and is also a Certified Public Accountant.

                 Richard B. Lamy, 35, who joined the Company in November 1991 as Director of Major Accounts. In July 1994, he was promoted to the position of Vice President of Major Accounts. For the ten years prior to coming to MICROS, Mr. Lamy was employed at NCR Corporation where he held various management positions in their hospitality division. Mr. Lamy is a graduate of Providence College with a Bachelor of Science degree in Marketing and Management.

                 E. Michael Mahoney, 53, joined the Company in February 1995 as Vice President, Customer Service. Previously, Mr. Mahoney for 11 years held various positions, including most recently that of Vice President, Open Systems Services, with Bull Worldwide Information Systems, Inc. Mr. Mahoney attended Delta College and completed his Masters level studies at the CEFRI School of International Business Management, Paris, France.

                 Alan M. Voorhees, 72, has been a Director of the Company since 1982. He is Chairman of Summit Enterprises, Inc. of Virginia, a privately-held investment company. Mr. Voorhees also is the Chairman of the Board of Autometric, Inc., and a member of the Board of Directors of both Atlantic Southeast Airlines, Inc., and IDEAS, Inc. with whom the Company has a product purchasing agreement, through Granite Communications, Inc., a corporation in which IDEAS currently holds a minority interest. Mr. Voorhees is a graduate of Rensselaer Polytechnic Institute and holds a Masters degree from Massachusetts Institute of Technology.

                 James T. Walsh, 37, joined the Company in October, 1990 as a Dealer Maintenance Coordinator. Mr. Walsh was promoted to the position of Director of Field Services in April, 1991 and was again promoted to Vice President and Product Manager, Customer Service in September, 1991. Mr. Walsh was named Vice President, Quality Engineering, in February 1995. Previously, Mr. Walsh held the position of National Service Manager for Fasfax Corporation, a privately-held point-of-sale manufacturer based in New Hampshire.

                 Roberta J. Watson, 33, who joined the Company in November 1987 as Manager of Accounting. In March 1990, she was promoted to the position of Controller, and in November 1994, she was promoted to Vice President and Controller. Ms. Watson holds a Bachelor of Science degree in Accounting from the State University of New York and is a Certified Public Accountant.

                 Judith F. Wilbert, 50, joined the Company in May, 1987. Ms. Wilbert is Executive Assistant to the President/CEO of MICROS. She was appointed Assistant Corporate Secretary in November, 1988 and was promoted to Corporate Secretary in November, 1990.

                 Edward T. Wilson, 54, has been a Director of the Company since 1981. He is currently a private investment advisor and President of the Fund for Fine Arts, Inc. Previously, Mr. Wilson held senior management positions in domestic and international banking with Riggs National Bank and The Bank of America and in trade relations with the U.S. Chamber of Commerce and the U.S. Commerce Department. Mr. Wilson holds a doctorate in international relations from The Johns Hopkins University.

                 New Directors of the Registrant:

                 Claudia E. Morf, 43, has been a Director since August 1995 when she was appointed by the Board to serve as one of the two Westinghouse representatives on the Board. Ms. Morf is Vice President and Treasurer of Westinghouse, a position she has held since July of 1994. Before joining Westinghouse, Ms. Morf was Assistant Treasurer and Vice President of PepsiCo, Inc., where she worked for 12 years in the corporate finance area. Ms. Morf holds a bachelor's degree in business administration from Bucknell University and an MBA in finance from the Wharton Graduate School of the University of Pennsylvania.

                 Fredric G. Reynolds, 44, has been a Director since August 1995 when he was appointed by the Board to serve as one of the two Westinghouse representatives on the Board. Mr. Reynolds is Executive Vice President and Chief Financial Officer of Westinghouse, a position he has held since

February of 1994. For the 12 years before joining Westinghouse, Mr. Reynolds held senior management positions at PepsiCo, Inc., most recently as Senior Vice President and Chief Financial Officer for PepsiCo Foods International. A certified public accountant, Mr. Reynolds holds a BBA in accounting and finance from the University of Miami.

                 Information relating to filings made pursuant to Section 16 of the Securities Exchange Act of 1934 will be set forth in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION AND TRANSACTIONS

                 The information required by Item 11 will be set forth in the Company's Proxy Statement under the caption "Executive Compensation", and such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Set forth below is the number of shares of the Company's Common Stock and the percentage of the total outstanding shares beneficially owned by each director of the Company, the Chief Executive Officer, the four other most highly compensated executive officers, all directors and executive officers as a group, and all persons beneficially owning 5% or more of the Company's Common Stock as of August 31, 1995. Also set forth below is the address of each 5% beneficial owner.

                                 Number of Shares
                                 of Common Stock
                              Beneficially Owned as
Individual or Group (1)       of August 31, 1995 (2)     Percent of Class
-----------------------       ----------------------     -----------------
Louis M. Brown, Jr.                    21,000                Less than 1%
Director, Chairman
 of the Board

Daniel Cohen                            2,400                Less than 1%
Director

Alan M. Voorhees                       20,000(3)             Less than 1%
Director

Edward T. Wilson                       16,000(4)             Less than 1%
Director

T. Paul Armstrong                      16,334(5)             Less than 1%
Senior Vice President,
 Research and
 Development

Daniel Interlandi                      10,050(6)             Less than 1%
Senior Vice President
Sales and Marketing

Gary C. Kaufman                           600                Less than 1%
Vice President, Finance
  and Administration,
  Chief Financial Officer


Ronald J. Kolson                       48,000(7)             Less than 1%
Executive Vice President
Chief Operating Officer

Directors and Executive               201,999(8)                     2.5%
 Officers as a Group
 (17 persons, including
 the above-named
 persons)

Westinghouse Holdings               3,849,123                       49.0%
 Corporation
Westinghouse Building
Gateway Center
Pittsburgh, PA  15222

A.L. Giannopoulos, Director, President and Chief Executive Officer does not beneficially own any shares of common stock at August 31, 1995.

(1) As of August 31, 1995, CEDE & Co., nominee for Stock Clearing Corporation, Box 20, Bowling Green Station, New York, New York, a central certificate service, held of record 3,659,304 shares (46.6%) of the outstanding shares of Common Stock. Those shares are believed to be owned beneficially by a large number of beneficial owners and, except as indicated in this table, the Company is not aware of any other individual or group owning beneficially more than 5% of the outstanding Common Stock.

(2) Information with respect to beneficial ownership is based on information furnished by each shareholder. Sole voting and sole investing power is exercised by each individual.

(3) Does not include 30,000 shares held by irrevocable trusts created for the benefit of the adult children of Mr. Voorhees, with respect to which he disclaims any beneficial interest.

(4) Mr. Wilson disclaims any beneficial interest in 23,500 shares of Common Stock, not included here, held in custody for his dependent children.

(5) Represents options to purchase 16,334 shares exercisable within 60 days.

(6)     Includes options to purchase 10,000 shares exercisable within 60 days.

(7)     Includes options to purchase 20,500 shares exercisable within 60 days.

(8) Includes stock options for the purchase of 46,834 shares of Common Stock which are exercisable as of or within sixty days of August 31, 1995 and assumes 7,906,065 shares outstanding upon the exercise of such options.

Gary C. Kaufman beneficially owns 2,400 shares of Westinghouse common stock (less than 1%).

A.L. Giannopoulos beneficially owns 1,550 shares of Westinghouse common stock and has options, currently exercisable, to purchase 55,000 shares of Westinghouse stock.

Changes in Control

                 As of June 19, 1995, Westinghouse transferred to Westinghouse Holdings Corporation, a wholly-owned subsidiary of Westinghouse (the "Selling Stockholder"), all 4,849,123 shares of the common stock of the Company owned by it.

                 As of June 30, 1995, 4,849,123 shares of the common stock of the Company, representing 61.7% of the outstanding common stock of the Company as of June 30, 1995, held by the Selling Stockholder were registered under the Securities Act of 1933, as amended, pursuant to the exercise by Westinghouse of its rights to request such registration under a Stock Unit Purchase Agreement dated October 30, 1986, as amended by a letter agreement dated May 2, 1995 between Westinghouse and the Company (collectively, the "Purchase Agreement").

                 On July 6, 1995 the Selling Stockholder sold 1,000,000 shares of the common stock of the Company to certain underwriters and currently owns 3,849,123 shares, representing approximately 49% of the outstanding common stock of the Company as of June 30, 1995. The remaining shares of the Company held by the Selling

Stockholder may from time to time be offered and sold by the Selling Stockholder to or through underwriters, through one or more agents or directly to purchasers.

                 In addition, the Selling Stockholder has the right under the Purchase Agreement to request an additional registration under the Securities Act for the sale of all or a portion (subject to a minimum of 100,000 shares) of its shares, as well as the right to include such shares in a registration statement filed by the Company under the Securities Act for the sale of shares by the Company. In the Purchase Agreement, the Company has agreed to indemnify Westinghouse and the Selling Stockholder, in respect of certain liabilities, including liabilities under the federal securities laws. Pursuant to the terms of the Purchase Agreement, Westinghouse shall pay the expenses incurred by the Company in connection with such registration and sale.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The Company's President and Chief Executive Officer, Mr. Giannopoulos, was formerly a full-time employee of Westinghouse. In connection with his departure from Westinghouse, Mr. Giannopoulos and Westinghouse entered into a severance agreement, which provides for, among other things, a severance payment and continued participation in certain aspects of Westinghouse's stock option and pension plans.

                 In addition, Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following June 1, 1995, agreed to make payments to such officers aggregating up to approximately $1.25 million, payable in three equal installments promptly after such date and on the first and second anniversaries of such date (subject to the officer remaining employed by the Company on the relevant payment date). In June 1995, the first installment of $409,100 was paid for these key officers of the Company. Even though such payments are entirely funded by Westinghouse and will not require any use of the Company's cash, for accounting purposes, one-third of such payments are required to be reflected as compensation expense in the Company's financial statements on the first payment date with the remainder to be reflected as compensation expense over the 24-month period following June 1, 1995.

                 Pursuant to the Purchase Agreement for so long as the Selling Stockholder holds not less than 18% of the then issued and outstanding shares of Common Stock, the Company shall use its best efforts to cause the Board of Directors of the Company to nominate as Directors of the Company such two representatives as the Selling Stockholder may designate.

                 During the years of its affiliation with Westinghouse, the Company has obtained certain insurance coverage and other services through arrangements negotiated by Westinghouse for itself and its subsidiaries and affiliates. Many of these arrangements will be replaced by the Company with its own contracts as and when the Company elects to do so or is no longer eligible to participate in such arrangements. The Company has already replaced certain of these arrangements, including the Westinghouse provided legal services and insurance coverage. The Company estimates that the incremental cost to it of purchasing all such services without the benefit of participating in programs of Westinghouse could total approximately $1.0 million per year on a pre-tax basis.

                 The Company has purchased certain raw materials and has contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it has purchased approximately $964,700, $1,691,200, and $1,543,000 in such materials and labor from Westinghouse during fiscal 1995, 1994, and 1993, respectively.

                 During fiscal 1995, 1994, and 1993, the Company also purchased from Westinghouse and its subsidiaries approximately $877,600, $667,400, and $673,400, respectively, for other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services.

                 During fiscal 1993, the Company sold approximately $779,200 in products to Hugin Sweda-Austria, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. Hugin Sweda-Austria is owned, in part, by Peter Unterweger, a Director of the Company until October, 1992.

                 During fiscal 1995, 1994, and 1993, the Company sold approximately $1,208,200, $1,107,500, and $946,600, respectively, in products to D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, as of June 30,

1995.  See Note 15 of Notes to Consolidated Financial Statements.

                 During fiscal 1992, the Company entered into an agreement with Granite Communications, Inc. ("Granite") to purchase certain hardware and communications software for the Company's handheld products to be sold in conjunction with its internally-developed applications software. Granite is an entity affiliated with the Chairman of the Board, Louis M. Brown, Jr., and another Director of the Company, Alan Voorhees, since it was acquired by IDEAS, Inc. in fiscal 1992. During fiscal 1995, after a series of transactions, IDEAS' once majority interest in Granite was reduced to approximately a 17% interest. In fiscal 1991, the Company had advanced the sum of $220,000 to the predecessor of Granite for the development of a product, and advanced $150,000 in fiscal 1994 to Granite for the development of an additional product. Under the current agreements with Granite, the crediting of the advances is being reflected in product purchases through a reduced price for each unit purchased. During fiscal 1995, 1994 and 1993, the Company purchased products from Granite in the amount of $487,600, $1,301,500 and $863,500, respectively, net of $127,500 and $92,500 in fiscal 1994 and 1993, respectively, in credits against the advance payment made in 1991. The $150,000 advance made in fiscal 1994 will reduce the price of products purchased subsequent to fiscal 1995. In fiscal
1995 (for a license fee payable over time in the amount of $300,000, and a royalty payment per unit sold into certain designated markets), the Company acquired a license for the technology to develop, manufacture and market the products exclusively in the Hospitality Food Service field, and non-exclusively in the Lodging field and certain Retail and General
Merchandise locations. Additionally, pursuant to an asset purchase agreement entered into in fiscal 1995, the Company purchased from Granite $144,500 of machinery and equipment designed for the manufacture of certain handheld products.

                 During fiscal 1993, the Company assumed a liability in the amount of $180,000 to a minority shareholder, payable in equal installments over the next 3 fiscal years. The liability was assumed as a part of the purchase of a majority interest in Fidelio Software Corporation. In addition, the Company has entered into certain software licensing and royalty agreements with

Fidelio through the Company's majority-owned subsidiaries in the U.S., France and the U.K. which distribute Fidelio software products. The terms and conditions of the licensing and royalty agreements are substantially similar to agreements which Fidelio has with its other distributors. MICROS owns a minority interest in Fidelio. See Note 3 of Notes to Consolidated Financial Statements.

                 During fiscal 1995, 1994, and 1993, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $182,900, $154,000, and $35,000, respectively, for consulting services provided to the Company. On June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company terminating on June 30, 2000 in exchange for a base salary commencing at $150,000 plus a target bonus of $70,000, with annual adjustments.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

                                                                  Page No.
                                                                  --------
(a)     The following documents are filed as a part
        of this report:

        1.       Financial Statements:
                 Report of Independent Accountants                   39
                 Consolidated balance sheets as of
                  June 30, 1995 and 1994                             40
                 Consolidated statements of operations
                  for the years ended June 30, 1995,
                  1994, and 1993                                     42
                 Consolidated statements of shareholders'
                  equity for the years ended June 30, 1995,
                  1994, and 1993                                     43
                 Consolidated statements of cash flows for
                  the years ended June 30, 1995, 1994, and
                  1993                                               45
                 Notes to consolidated financial statements          49

        2.       Financial Statement Schedules:
                 Schedule V, Property and equipment                  67
                 Schedule VI, Accumulated depreciation,
                  depletion, and amortization of property
                  and equipment                                      68
                 Schedule VIII, Valuation and qualifying
                  accounts and reserves                              69
                 All other schedules are omitted because
                  they are not applicable, or not required,
                  or the required information is included
                  in the financial statements or notes thereto.

        3.       Exhibits:

                 3(i). Articles of Incorporation of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

                 3(ii). By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

                 10a1. Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to
                         Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.*
------------------
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

                 10a2.   First Amendment to the Amendment and
                         Restatement of MICROS Systems, Inc. Stock
                         Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.*

                 10b. MICROS Systems, Inc. 1991 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.*

                 10c1.   Stock Unit Purchase Agreement dated
                         October 30, 1986 between Westinghouse
                         Electric Corporation and MICROS Systems,
                         Inc. is incorporated herein by reference to Exhibit 4d to the Registration Statement on Form S-3 of the Company filed on January 25, 1995.

                 10c2.   Letter Agreement dated May 2, 1995
                         between Westinghouse Electric Corporation and MICROS Systems, Inc. is incorporated herein by reference to Exhibit 4e to Amendment No. 4 to the Registration Statement on Form S-3 of the Company filed on May 3, 1995.

                 10d. Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation,
                         Westinghouse Holdings Corporation and
                         J.P. Morgan Securities, Inc., Morgan
                         Stanley & Co. Incorporated and Smith
                         Barney Inc.

                 10e.    Employment Agreement dated June 1, 1995
                         between MICROS Systems, Inc. and A.L.
                         Giannopoulos.*

                 10f. Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr.*

                 10g. Employment Agreement dated August 25, 1995 between MICROS Systems, Inc. and Daniel Cohen.*

                 10h. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.*

                 11.     Statement Regarding Computation of
                         Earnings Per Share.

                 21.     Subsidiaries of the Company.

                 23.     Consent of Independent Accountants.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)



                 24.     Power of Attorney.

                 27.     Financial Data Schedule.

(b)     Reports on form 8-K:
        No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1995.

        The annual report will be submitted to shareholders prior to the annual meeting scheduled for November 17, 1995.

                      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF MICROS SYSTEMS, INC.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 36 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994.

Price Waterhouse LLP
Baltimore, Maryland
August 21, 1995

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1995 and 1994

                                                                        1995                    1994
                                                                    ------------            ------------
ASSETS

Current assets:
  Cash and cash equivalents                                         $18,315,400             $16,339,100
  Short term investments                                              8,070,000                     -
  Accounts receivable, net of allowance
   for doubtful accounts of $1,229,200
   in 1995 and $764,300 in 1994                                      25,184,900              17,690,200
  Inventories                                                        11,343,500              10,186,800
  Deferred income taxes                                               1,890,100               1,393,200
  Prepaid expenses and other
   current assets                                                     1,820,300               1,090,000
                                                                   ------------            ------------
    Total current assets                                             66,624,200              46,699,300
                                                                   ------------            ------------
Property, plant and equipment:
  Land                                                                1,582,700               1,582,700
  Buildings                                                           4,820,600               4,820,600
  Building improvements                                                 320,300                 320,300
  Machinery and equipment                                             7,577,900               5,687,200
  Furniture and fixtures                                              2,871,900               2,293,300
  Leasehold improvements                                                338,800                 236,700
                                                                   ------------            ------------
                                                                     17,512,200              14,940,800
  Accumulated depreciation
   and amortization                                                  (7,350,400)             (6,176,600)
                                                                   ------------            ------------
   Net property, plant and equipment                                 10,161,800               8,764,200
                                                                   ------------            ------------
Note receivable                                                         649,400               3,151,500
Investments in affiliates, including
 related goodwill                                                     8,508,600               4,205,100
Other assets:
  Capitalized computer software develop-                              1,544,300               1,748,000
   ment costs, net of accumulated
   amortization of $1,684,400 in 1995 and
   $1,371,900 in 1994
  Goodwill and district intangible                                    1,719,100               1,395,300
   assets, net of accumulated amortization
   of $707,600 in 1995 and $472,400 in 1994
  Other                                                                 436,300                 227,200
                                                                   ------------            ------------
Total assets                                                        $89,643,700             $66,190,600
                                                                   ============            ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1995 and 1994

                                                                       1995                    1994
                                                                   ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term
   debt                                                             $   257,900             $   218,900
  Current portion of capital lease
   obligation                                                           105,600                  88,400
  Accounts payable                                                    8,504,500               5,864,400
  Accrued expenses and other current
   liabilities                                                       16,214,700              10,583,200
  Income taxes payable                                                  361,500                 412,800
  Deferred service revenue                                            4,150,600               2,405,500
                                                                   ------------            ------------
     Total current liabilities                                       29,594,800              19,573,200
                                                                   ------------            ------------
Long-term debt, net of current
 portion                                                              1,668,800               1,807,800
Capital lease obligation, net of
 current portion                                                      3,582,100               3,687,700
Deferred income taxes payable                                           932,500                 952,200
Minority interest                                                       415,300                 231,800
                                                                   ------------            ------------
     Total liabilities                                               36,193,500              26,252,700
                                                                   ------------            ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.025 par; authorized
   10,000,000 shares; issued and
   outstanding 7,859,095 shares in
   1995 and 7,787,577 shares in 1994                                    196,500                 194,700
  Capital in excess of par                                           14,882,600              13,760,800
  Retained earnings                                                  37,402,000              25,825,200
  Accumulated foreign currency
   translation adjustments                                              969,100                 157,200
                                                                   ------------            ------------
     Total shareholders' equity                                      53,450,200              39,937,900
                                                                   ------------            ------------
Total liabilities and shareholders'
  equity                                                           $ 89,643,700            $ 66,190,600
                                                                   ============            ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended June 30, 1995, 1994, and 1993

                                                 1995                      1994                  1993

                                           ------------              ------------          ------------
Revenue:
  Hardware and related
   software                                $ 85,928,800              $ 62,440,700          $ 44,214,500
  Service                                    26,091,900                16,823,800            11,099,100
                                           ------------              ------------          ------------
                                            112,020,700                79,264,500            55,313,600
                                           ------------              ------------          ------------
Costs and expenses:
  Cost of sales
   Hardware and related
    software                                 44,513,100                32,466,600            20,574,200
   Service                                   11,750,100                 6,980,900             4,617,400
                                           ------------              ------------          ------------
                                             56,263,200                39,447,500            25,191,600
  Selling, general and
   administrative expenses                   32,817,000                22,858,800            16,880,600
  Research and development
   expenses                                   4,758,100                 3,392,300             2,901,200
  Depreciation and
   amortization                               1,640,300                 1,244,000               931,100
                                           ------------              ------------          ------------
                                             95,478,600                66,942,600            45,904,500
                                           ------------              ------------          ------------
Income from operations                       16,542,100                12,321,900             9,409,100
Non-operating
 income (expense):
  Interest income                             1,172,700                   651,400               366,500
  Interest expense                             (368,800)                 (188,300)              (54,600)
  Minority interest                            (146,500)                  (12,700)              (41,600)
  Other income (expense),
   net                                          475,600                  (201,100)             (931,600)
                                           ------------              ------------          ------------
Income before taxes and
 equity in net earnings
 of affiliates                               17,675,100                12,571,200             8,747,800
Income taxes                                  6,175,000                 3,982,200             3,033,900
                                           ------------              ------------          ------------
Income before equity in
 net earnings of affiliates                  11,500,100                 8,589,000             5,713,900
Equity in net earnings of
 affiliates                                      76,700                    98,300                46,000
                                           ------------              ------------          ------------
Net income                                 $ 11,576,800              $  8,687,300          $  5,759,900
                                           ============              ============          ============

Net income per common and
 common equivalent share                   $       1.46              $       1.10          $       0.74
                                           ============              ============          ============

Weighted-average number of
 common and common equivalent
 shares outstanding                           7,951,593                 7,910,619             7,806,773
                                           ============              ============          ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               for the years ended June 30, 1995, 1994, and 1993

                                  Common Stock             Capital                          Accum. Foreign
                          --------------------------       in Excess            Retained       Currency
                             Shares          Amount          of Par             Earnings    Transl. Adjust.          Total
                          ----------      ----------      -----------       -------------   ----------------      ----------
Balance,
 June 30, 1992            7,479,070       $ 187,000       $11,993,800       $11,378,000     $           -         $23,558,800
Stock issued upon
 exercise of options        175,391           4,400           439,100                 -                 -             443,500
Income tax
 benefit from
 stock options
 exercised                        -               -           294,300                 -                 -             294,300
Net income for
 the year                         -               -                 -         5,759,900                 -           5,759,900
Accumulated for-
 eign currency
 translation
 adjustment                       -               -                 -                 -           (86,100)            (86,100)
                          ----------      ----------      -----------       -----------     -------------         -----------
Balance,
 June 30, 1993            7,654,461         191,400        12,727,200        17,137,900           (86,100)         29,970,400
Stock issued upon
 exercise of options        133,116           3,300           676,900                 -                 -             680,200
Income tax
 benefit from
 stock options
 exercised                        -               -           356,700                 -                 -             356,700
Net income for
 the year                         -               -                 -         8,687,300                 -           8,687,300
Accumulated for-
 eign currency
 translation
 adjustment                       -               -                 -                 -           243,300             243,300
                          ----------      ----------      -----------       -----------     -------------         -----------
Balance,
 June 30, 1994            7,787,577       $ 194,700       $13,760,800       $25,825,200     $     157,200         $39,937,900

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
               for the years ended June 30, 1995, 1994, and 1993



                                  Common Stock             Capital                          Accum. Foreign
                          --------------------------       in Excess            Retained       Currency
                             Shares          Amount          of Par             Earnings    Transl. Adjust.          Total
                          ----------      ----------      -----------       -------------   ----------------      ----------
Balance,
  June 30, 1994            7,787,577      $  194,700       $13,760,800       $25,825,200      $    157,200         $39,937,900
Stock issued upon
 exercise of options          71,518           1,800           351,600                 -                 -             353,400
Income tax
 benefit from
 stock options
 exercised                         -               -           361,100                 -                 -             361,100
Net income for
 the year                          -               -                 -        11,576,800                 -          11,576,800
Accumulated for-
 eign currency
 translation
 adjustment                        -               -                 -                 -           811,900             811,900
Capital contribution
 from Westinghouse                 -               -           409,100                 -                 -             409,100
                          ----------      ----------       -----------       -----------      ------------         -----------
Balance,
 June 30, 1995             7,859,095      $  196,500       $14,882,600       $37,402,000      $    969,100         $53,450,200
                          ==========      ==========       ===========       ===========      ============         ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1995, 1994 and 1993

                                                             1995                  1994                  1993
                                                           -----------           ----------           ----------
Cash flows from operating activities:
  Net income                                               $11,576,800           $8,687,300           $5,759,900
                                                           -----------           ----------           ----------
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                            1,640,300            1,244,000              931,100
    Amortization of capitalized
     software                                                  489,900              438,800              140,700
    Provision for losses on accounts
     receivable                                                697,000              273,700              240,100
    Provision for inventory
     obsolescence                                              502,400              564,200              150,000
    Provision for loss on short-term
     investment                                                      -                    -              148,400
    Undistributed earnings from equity
     investment                                                (76,700)             (98,300)             (46,000)
    Provision for deferred income
     taxes                                                    (260,600)            (398,500)             368,500
    Currency (gain)/loss on equity
     investment and loan receivable                           (187,800)            (446,000)             462,200
    Changes in assets and liabilities:
         (Increase) in accounts
          receivable                                        (8,240,000)          (5,837,100)          (2,378,300)
         (Increase) in inventories                          (1,528,600)          (3,633,100)          (2,241,500)
         (Increase) decrease in prepaid
          expenses and other assets                         (1,066,400)             407,300             (115,000)
         Increase in accounts payable                        2,612,200              605,300            1,338,200
         Increase in accrued expenses
          and other current liabilities                      5,471,700            2,732,900            1,105,800
         (Decrease) in income taxes
          payable                                             (314,400)            (653,200)            (176,500)
         Increase (decrease) in deferred
          service revenue                                    1,660,400              680,400             (485,100)
                                                           -----------           ----------           ----------
               Total adjustments                             1,399,400           (4,119,600)            (557,400)
                                                           -----------           ----------           ----------
    Net cash provided by operating
     activities                                             12,976,200            4,567,700            5,202,500
                                                           -----------           ----------           ----------




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1995, 1994 and 1993


                                                                 1995              1994                  1993
                                                             -----------        ----------            ----------
Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                                (2,588,800)          (1,224,900)            (653,400)
  Dispositions of property,
   plant and equipment                                           2,000               87,600                 (400)
  Capitalized software development
   costs                                                      (286,200)            (196,900)            (802,900)
  Purchase of net district assets                             (205,700)            (245,300)                   -
  Purchase of equity interest in
   investees                                                (3,481,700)            (408,300)          (3,374,500)
  (Purchase) sale of short-term investments                 (8,070,000)                   -            5,846,600
  Sale of long-term investments                                      -                    -            1,000,100
  Proceeds from loan to affiliates                           3,223,000                    -                    -
  Loan to investee                                            (604,600)                   -           (3,159,600)
  Dividends received from affiliates                           210,100               31,500                    -
  Proceeds from sale of affiliate stock                              -              108,500                    -
  Net cash received in acquisitions                                  -                    -              262,100
                                                           -----------           ----------           ----------
     Net cash used in investing
      activities                                           (11,801,900)          (1,847,800)            (882,000)
                                                           -----------           ----------           ----------
Cash flows from financing
 activities:
  Principal payments on long-term
   debt                                                       (233,200)            (186,600)            (130,000)
  Principal payments on capital
   lease obligation                                            (88,400)             (70,500)             (48,900)
  Proceeds from issuance of stock                              353,400              680,200              443,500
  Income tax benefit from stock
   options exercised                                           361,100              356,700              294,300
  Capital contribution from
   Westinghouse                                                409,100
                                                           -----------           ----------           ----------
     Net cash provided by
      financing activities                                     802,000              779,800              558,900
                                                           -----------           ----------           ----------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1995, 1994 and 1993

                                                             1995                  1994                  1993
                                                          ------------         ------------         ------------
Net increase in cash and cash
 equivalents                                              $  1,976,300         $  3,499,700         $  4,879,400
Cash and cash equivalents at
 beginning of year                                          16,339,100           12,839,400            7,960,000
                                                          ------------         ------------         ------------
Cash and cash equivalents at
 end of year                                              $ 18,315,400         $ 16,339,100         $ 12,839,400
                                                          ============         ============         ============


Supplemental disclosures of cash flow information:

  Cash paid during the year for:

   Interest                                                $   367,500          $   171,100         $     46,100
                                                           ===========          ===========         ============
   Income taxes                                            $ 6,470,100          $ 4,729,400         $  2,534,100
                                                           ===========          ===========         ============

Supplemental schedule of noncash financing and investing activities:

         The purchase of district assets during 1995 included cash payments of $205,700 and the issuance of a promissory note in the amount of $235,300, with annual payments through April 1999. The unamortized discount on the note, based on an imputed annual interest rate of 8.75%, is $40,800 at June 30, 1995.

         The purchase of district assets in September 1993 included a cash payment of $245,300 and the issuance of a promissory note in the amount of $500,000. Payments in the amount of $100,000 are due beginning September 30, 1994, and on the same day of each succeeding year thereafter through September 30, 1998. The unamortized discount on the note, based on an imputed annual interest rate of 5.75% is $36,500 at June 30, 1995.

         In fiscal 1993, the Company acquired majority interests in Fidelio Software Corporation, Fidelio Software U.K. Limited, and Fidelio France S.A. for an aggregate purchase price of $1,737,700. The fair value of assets acquired of $4,187,900 included cash of $1,999,800. Liabilities assumed as part of the acquisitions were $2,419,000.

         A capital lease obligation of $3,837,800 was incurred in January 1994 when the Company entered into a lease for office space.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1995, 1994 and 1993


Disclosure of accounting policy:

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Short term investments are those with maturities in excess of 3 months, but less than 1 year from the date of purchase. These interest bearing investments are readily convertible to cash, and are valued at cost which approximates fair value.





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies:

         Description of business

         MICROS Systems, Inc. is a worldwide designer, manufacturer, supplier and servicer of point-of-sale (POS) and property management systems, related peripheral equipment and software. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.) MICROS' customers are principally hospitality providers operating full service and fast food restaurants, including restaurants located in hotels and other lodging establishments.

         On January 25, 1995, the Company filed with the Securities and
         Exchange Commission a Registration Statement on Form S-3 ("Registration Statement") for the sale of up to 4,849,123 shares of Common Stock of the Company held directly or indirectly by Westinghouse, with all of the proceeds going to Westinghouse. On May 2, 1995, the Company filed an amendment to the Registration Statement to permit the delayed offering of the shares of Common Stock owned by Westinghouse. As of June 19, 1995, Westinghouse transferred to Westinghouse Holdings Corporation, a wholly-owned subsidiary of Westinghouse (the "Selling Stockholders") all 4,849,123 shares of the Common Stock of the Company owned by it. At June 30, 1995, the Selling Stockholder owned 4,849,123 shares of Common Stock, representing 61.7% of the outstanding Common Stock. If all of the shares of Common Stock to which the Registration Statement relates are sold, Westinghouse and the Selling Stockholder will not own any shares of Common Stock (see
         Note 15).

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in 20%- through 50%-owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs. Otherwise, investments are included at cost. Differences between the carrying amounts of equity investments and the Company's interest in underlying net assets are amortized over periods benefited. All significant intercompany accounts and transactions have been eliminated.

         Minority Interest

         The Company owns 60% of the capital stock of Micros Systems AG (Ltd.), a company organized under the laws of Switzerland. On May 12, 1993, MICROS acquired a majority interest in three subsidiaries of Fidelio Software GmbH ("Fidelio GmbH"), a supplier of hotel property management systems, which control the distribution rights of Fidelio GmbH products in North, South and Central America, France and the United Kingdom. The total purchase price, including net liabilities assumed and capitalized expenses, was $1,926,900, of which $1,226,100 represents goodwill which is being amortized over 10 years, for 90% of the capital stock of Fidelio Software Corporation, a Delaware corporation, 80% of Fidelio France S.A. ("Fidelio France"), a company organized under the laws of France, and 80% of Fidelio Software UK Limited, a company organized under the laws of England and Wales.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

         Minority Interest (continued)

         In October, 1993, the Company sold a 29% interest in Fidelio France to an affiliate. At June 30, 1995 and 1994, the Company owns 51% of the stock of Fidelio France directly, and has additional interests of 9.67% indirectly through affiliate investments (see Note 15). In addition, a capital contribution of $296,800 was made in fiscal 1994 to Fidelio France by an affiliate.

         Foreign currency translation

         The financial statements of MICROS' non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected in shareholders' equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

         Revenue recognition

         Revenue from product sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from the installation of products is recognized upon the completion of the installation of the product as acknowledged by the customer. Service contract revenue is initially recorded as deferred service revenue and is reflected in operating income on a pro rata basis over the contract term, which is generally one year.

         Short term investments

         Short term investments are comprised of tax-free and taxable variable rate bonds that can be readily purchased or sold using established markets. Short term investments are stated at cost, which approximates fair value.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

         Property, plant and equipment

         Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments are capitalized. Depreciation is provided in amounts which amortize costs over the useful lives of the related assets, generally three to ten years for equipment and forty years for building and building improvements, utilizing the straight-line method.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

         Property, plant and equipment (continued)

         Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter.

         Warranties

         A majority of the Company's products are under warranty for defects in material and workmanship for a one-year period. The Company establishes an accrual for estimated warranty costs at the time of sale.

         Capitalized computer software development costs

         The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product.

         The total computer software development costs capitalized in fiscal 1995, 1994, and 1993 were $286,200, $196,900 and $802,900, respectively. The total costs amortized and charged to operations in fiscal 1995, 1994, and 1993 were $489,900, $438,800 and $140,700, respectively.

         Research and development costs

         Expenditures for research and development not capitalized as described above are charged to operations as incurred.

         Goodwill

         The excess of cost over fair market value of net assets acquired is amortized on a straight-line basis over periods ranging from three to ten years.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of business and summary of significant accounting policies (continued):

         Financing costs related to long-term debt

         Costs associated with financing long-term debt are amortized over the term of the related debt.

         Advertising costs

         The Company's policy for accounting for advertising is to expense costs as incurred. Advertising expenses for fiscal 1995, 1994, and 1993, were $1,600,500, $1,224,800, and $820,100, respectively.

         Income taxes

         Deferred taxes have been provided to reflect temporary differences between the financial statement and the tax return recognition of certain items.

         Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes is an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. MICROS adopted the Statement effective for the first quarter of fiscal 1994. Adoption did not have a material effect on the Company's consolidated financial position or results of operations.

         Net income per common and common equivalent share

         Net income per common and common equivalent share is computed based on the weighted-average number of common and common equivalent shares outstanding during each year. For purposes of this computation, the Company's outstanding stock options are considered common stock equivalents.

         Reclassifications

         Certain prior year reclassifications have been made to conform to 1995 classifications.

2.       Inventories:

         The components of inventories are as follows:

                                               1995                      1994
                                           -----------              -----------
         Raw materials                     $ 2,533,500              $ 1,915,700
         Work-in-process                     2,784,600                1,319,400
         Finished goods                      6,025,400                6,951,700
                                           -----------              -----------
                                           $11,343,500              $10,186,800
                                           ===========              ===========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Investments and note receivable:

         In fiscal 1992 the Company purchased a 15% interest in D.A.C. Systemes of Paris, France (now D.A.C. Systemes/MICROS France), a MICROS distributor marketing and maintaining hospitality related products to hotels and restaurants throughout France. An additional 8% interest was purchased in October, 1993. The equity interests were acquired at an aggregate cost of $628,300, of which $383,300 represents goodwill which is being amortized over 10 years. The total goodwill amortized in fiscal years 1995, 1994, and 1993 was $38,100, $32,300, and
         $15,100, respectively (see Note 15).

         In fiscal 1993, MICROS GmbH purchased 15% of the capital stock of Fidelio Software GmbH ("Fidelio GmbH") of Munich, Germany for $3,374,500 and received an option to buy an additional 15% interest from individual shareholders for a fixed amount of DM 5,000,000, which was exercised on October 4, 1994. Additionally, the Company has the right to acquire all or part of the remaining shares of Fidelio GmbH on or before December 31, 1999, at a price to be determined based on an agreed upon formula. MICROS had accounted for its 15% investment as of September 30, 1994 under the cost method. However, effective October 4, 1994, the 30% investment is accounted for under the equity method. Included in the aggregate purchase price of the Company's 30% investment in Fidelio GmbH is approximately $5.7 million representing goodwill at October 4, 1994, which is being amortized over 10 years beginning on that date. The investment was not restated since it would not have produced a materially different result.

         Additionally, in fiscal 1993, MICROS granted a loan to Fidelio GmbH in the amount of DM 5,000,000. The loan bore interest at 7% per annum and was repaid upon exercise of the option to acquire the additional 15% interest in Fidelio GmbH. In connection with its increase in ownership of Fidelio GmbH in October 1994 from 15% to 30%, the Company loaned Fidelio GmbH DM 900,000, which bears interest at a variable rate, and is obligated to make additional loans of up to DM 600,000, all of which are to be repaid by December 31, 2000. The obligation of the Company to make the further loans to Fidelio GmbH is conditioned on Fidelio GmbH's other shareholders increasing their current loans to Fidelio GmbH from DM 2.1 million to an aggregate amount of up to DM 3.5 million. The Company received dividends from Fidelio GmbH of $384,800 in fiscal 1995.

         As a result of the fiscal 1993 DM 10.0 million combined investment and loan being realizable only in Deutsche Marks, MICROS was subject to currency risks between the Deutsche Mark and U.S. dollar through September 30, 1994. MICROS continues to be subject to currency risks between the Deutsche Mark and U.S. dollar with respect to the DM 900,000 loan which is realizable only in Deutsche Marks and which must be repaid by December 31, 2000. As a result of the investment and loans, a foreign currency translation gain of $187,800 and $446,000 and a loss of $462,200 were recognized in fiscal 1995, 1994, and 1993, respectively. The Company has not engaged in any foreign exchange hedging.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Line of credit:

         The Company has a $15 million unsecured committed line of credit, effective February 9, 1995, at the bank's prime rate minus one quarter of one percent, which expires December 31, 1996. Prior to February 9, 1995, the Company had a similar line of credit with the same bank with a borrowing capacity of $10 million. There were no borrowings under the $10 million line of credit during fiscal 1994 or subsequent thereto. There have been no borrowings under the current line of credit. Under the terms of the current loan agreement, the Company may borrow up to $15 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to maintain certain levels of working capital and tangible net worth and a minimum debt to tangible net worth ratio. In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

5.       Long-term debt:

         The components of long-term debt are as follows:

                                                      1995              1994
                                                   -----------       ----------
         Note payable to bank                      $1,331,000        $1,461,000
         Notes payable for net district
           assets                                     534,600           442,400
         Obligation to minority share-
           holder (Note 11)                            61,100           123,300
                                                   ----------        ----------
                                                    1,926,700         2,026,700
         Less current portion                         257,900           218,900
                                                   ----------        ----------
                                                   $1,668,800        $1,807,800
                                                   ==========        ==========


         In June, 1989, the Company refinanced its Industrial Revenue Bond
         (IRB) obligation. Variable Rate Revenue Refunding Bonds were issued by Prince George's County, Maryland in the amount of $2,111,000, the then outstanding principal balance of the IRB, and were sold to a bank who acts as the remarketing agent of the bonds. The interest rate on the debt is a variable rate set weekly by the bank based on prevailing market conditions with a maximum rate of 15%. On June 30, 1995, the effective interest rate was approximately 5.60%. The Company is repaying the debt in equal monthly principal payments plus interest through January, 2006. The loan, which is collateralized by property, plant and equipment, is subject to certain debt covenants similar to those contained in the line of credit agreement (see Note 4).

         In September, 1993, as part of the purchase of district assets, the Company issued a promissory note in the amount of $500,000. Payments in the amount of $100,000 are due on September 30 of each year through September 30, 1998. The unamortized discount on the note, based on an imputed annual interest rate of 5.75%, is $36,500 at June 30, 1995.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.       Long-term debt (continued):

         In April, 1995, as part of the purchase of district assets, the Company issued a promissory note in the amount of $235,300, payable in annual installments through April, 1999. The unamortized discount on the note, based on an imputed annual interest rate of 8.75%, is $40,800 at June 30, 1995.

         Annual maturities of long-term debt, are as follows:

         Year ending June 30,                                  Amount
         --------------------                                ----------
         1996                                                $  257,900
         1997                                                   258,700
         1998                                                   271,300
         1999                                                   262,800
         2000                                                   130,000
         2001 and thereafter                                    746,000
                                                             ----------
                                                             $1,926,700
                                                             ==========



6.       Accrued expenses and other current liabilities:

         The components of accrued expenses and other current liabilities are as follows:

                                                       1995         1994
                                                   -----------   -----------
         Compensation and related taxes            $ 3,707,600   $ 2,868,400
         Commissions                                 2,199,100     1,895,900
         Quantity discounts and credits
           due customers                             2,782,300     2,291,800
         Deposits received from customers            2,809,200     1,091,700
         Other                                       4,716,500     2,435,400
                                                   -----------   -----------
                                                   $16,214,700   $10,583,200
                                                   ===========   ===========

7.       Commitments and contingencies:

         Leases

         The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2004. Rent expense under these leases for fiscal 1995, 1994, and 1993 was $1,348,000, $1,170,700, and $777,100, respectively.

         The Company leases office and warehouse space under a 15 year capital lease beginning January, 1994. The cost of the asset is included in land and building at $1,000,000 and $2,837,800, respectively, at June 30, 1995 and 1994. Accumulated depreciation on the building at June 30, 1995 and 1994 was $106,400 and $35,400, respectively.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Commitments and contingencies (continued):

         Future minimum lease commitments at June 30, 1995, are as follows:

                                          Operating                 Capital
Year ending June 30,                       Leases                   Leases
--------------------                     ----------             ----------
1996                                     $1,681,700             $  360,500
1997                                      1,437,800                371,300
1998                                      1,161,600                382,400
1999                                        628,300                393,900
2000                                        383,300                405,700
2001 and thereafter                       1,151,400              3,976,800
                                         ----------            -----------
                                         $6,444,100              5,890,600
                                         ==========

Less amount representing
 interest at 7%                                                  2,202,900
                                                               -----------
                                                                 3,687,700
Current portion                                                    105,600
                                                               -----------
Long-term obligations under
 capital leases                                                $ 3,582,100
                                                               ===========


         Legal proceedings

         MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability would not have a material effect on the Company's results of operations or financial position.

         In December 1994, the Company received a claim that its touchscreen product line infringes certain patents in several European countries, including France, Germany and the United Kingdom. Preliminary investigation indicates that the asserted patents may be unenforceable because similar products were known and available in the market prior to the relevant filing dates. While the ultimate outcome of this matter is uncertain, the Company does not believe that the claim will have a material adverse effect on its business, financial condition or results of operations.

8.       Stock options:

         The Company has incentive stock options outstanding which were granted to a director, officers and other key employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. The options granted are exercisable one year from date of grant, vest over a three-year period, and expire five years from date of grant. The Company has reserved 349,691 shares for exercise pursuant to these options.

         A summary of changes in outstanding stock options follows:

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Stock options (continued):

                                    Incentive       Option Price
                                  Stock Options      per Share
                                  -------------    --------------
Balance, June 30, 1992             397,384         $ 1.375- 7.125

  Options granted                  117,000         $ 8.625-12.125
  Options cancelled                (10,334)        $ 5.875- 8.625
  Options exercised               (175,391)        $ 1.375- 6.875
                                   -------        ---------------
Balance, June 30, 1993             328,659         $ 1.75 -12.125

  Options granted                       -
  Options cancelled                     -
  Options exercised               (133,116)        $ 1.75 - 8.625
                                   -------        ---------------
Balance, June 30, 1994             195,543         $ 3.00 -12.125

  Options granted                  216,000         $29.75 -31.50
  Options cancelled                 (3,334)        $ 5.875- 8.625
  Options exercised                (71,518)        $ 3.00 -12.125
                                   -------         --------------
Balance, June 30, 1995             336,691         $ 3.00 -31.50
                                   =======         ==============
Options exercisable at
June 30, 1995                       97,524         $ 3.00 -12.125
                                   =======         ==============

         On June 2, 1995, pursuant to the Company's 1991 Stock Option Plan, the Company granted options to purchase an aggregate of 186,000 shares of Common Stock at an exercise price equal to the closing sale price of the Common Stock on the date of grant to certain plan participants.

9.       Income taxes:

         The components of income tax expense are:

                  1995             1994             1993
               ----------       ----------        ----------
Current:

Federal        $5,206,900       $3,200,700       $2,112,500
State             654,400          719,700          465,800
Foreign           574,300          460,300           87,100
               ----------       ----------       ----------
                6,435,600        4,380,700        2,665,400
               ----------       ----------       ----------
Deferred:

Federal          (220,400)        (366,900)         307,100
State             (40,200)         (31,600)          61,400
Foreign                -                -                -
               ----------       ----------       ----------
                 (260,600)        (398,500)         368,500
               ----------       ----------       ----------
               $6,175,000       $3,982,200       $3,033,900
               ==========       ==========       ==========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.       Income taxes (continued):

         The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

                                             1995       1994         1993
                                            ------      ------      ------
At statutory rate                           35.0%       35.0%        34.0%
  Increase (decrease)
   resulting from:
    U.S. federal surtax reduction            (.6)        (.9)           -
    State taxes, net of
     federal tax benefit                     2.4         3.8          4.0
    Research tax credits                    (1.5)       (2.9)           -
    Foreign Sales Corporation
        tax benefit                         (1.6)       (1.2)         (.9)
    Effect of tax rates in
        foreign jurisdictions                1.1         1.6          1.3
    Other                                     .1        (3.7)        (3.9)
                                           ------     ------        ------
  Effective tax rate                        34.9%       31.7%        34.5%
                                           ======     =======       ======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1995 and 1994, the Company had potential tax benefits of $386,700 related to U.S. net operating loss carryforwards for income tax purposes. The tax loss carryforwards (if not utilized against taxable income) expire beginning 2005 and continue through 2009. A valuation allowance of $386,700 has been provided at June 30, 1995 and 1994 to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards. The operating loss carryforwards were acquired as part of a purchase of a subsidiary, and any realization of the operating loss carryforwards will result in a reduction of goodwill recorded as part of that acquisition. The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Income taxes (continued):

                                             1995                    1994
                                         ------------             -----------
Bad debt                                 $    441,100             $   266,500
Accruals not deductible for tax               615,700                 479,500
Inventory                                     724,500                 468,400
Net operating loss carryforward               386,700                 386,700
Other                                         233,000                 263,600
                                         ------------             -----------

Total deferred tax assets                   2,401,000               1,864,700
                                         ------------             -----------


Depreciation                                 (392,100)               (357,000)
Capitalized software development costs       (600,800)               (680,000)
Other                                         (63,800)                      -
                                         ------------             -----------

Total deferred tax liabilities             (1,056,700)             (1,037,000)
                                         ------------             -----------


Net operating loss carryforward
 valuation allowance                         (386,700)               (386,700)
                                         ------------             -----------

Net deferred tax asset                   $    957,600             $   441,000
                                         ============             ===========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      Other income (expense) net:

         Other income (expense) is comprised of the following items:

                                       1995                  1994                    1993
                                     --------               ---------             ---------
Service charges on accounts
  receivable                          $336,100              $ 269,500              $ 253,500
Prompt payment discounts              (466,300)              (422,100)              (287,200)
Foreign exchange gain (loss)           327,700                402,500               (633,300)
Legal settlements                            -                      -               (157,000)
Other, net                             278,100               (451,000)              (107,600)
                                      --------             ----------              ---------
                                      $475,600              $(201,100)             $(931,600)
                                      ========              =========              =========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.     Related party transactions:

        Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following June 1, 1995, the effective date of the Registration Statement, has agreed to make payments to such officers aggregating up to approximately $1.25 million, payable in three equal installments promptly after the effective date of the Registration Statement and on the first and second anniversaries of the effective date (subject to the officer remaining employed by the Company on the relevant payment date). In June 1995, the first installment of $409,100 was paid for these key officers of the Company. Even though such payments will be entirely funded by Westinghouse and will not require any use of the Company's cash, for accounting purposes, one-third of such payments are required to be reflected as compensation expense in the Company's financial statements on the first payment date with the remainder to be reflected as compensation expense over the 24-month period following June 1, 1995.

        During the years of its affiliation with Westinghouse, the Company has obtained certain insurance coverage and other services through arrangements negotiated by Westinghouse for itself and its subsidiaries and affiliates. Many of these arrangements will be replaced by the Company with its own contracts as and when the Company elects to do so or is no longer eligible to participate in such arrangements. The Company has already replaced certain of these arrangements, including the Westinghouse provided legal services and insurance coverage. The Company estimates that the incremental cost to it of purchasing all such services without the benefit of participating in programs of Westinghouse could total approximately $1.0 million per year on a pre-tax basis.

        The Company has purchased certain raw materials and has contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it has purchased approximately $964,700, $1,691,200, and $1,543,000 in such materials and labor from Westinghouse during fiscal 1995, 1994, and 1993, respectively.

        During fiscal 1995, 1994, and 1993, the Company also purchased from Westinghouse and its subsidiaries approximately $877,600, $667,400, and $673,400, respectively, for other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services.

        During fiscal 1993, the Company sold approximately $779,200 in products to Hugin Sweda-Austria, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. Hugin Sweda-Austria is owned, in part, by Peter Unterweger, a Director of the Company until October, 1992.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Related party transactions (continued):

        During fiscal 1995, 1994, and 1993, the Company sold approximately $1,208,200, $1,107,500, and $946,600, respectively, in products to
        D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, as of June 30, 1995 (see
        Note 15).

        During fiscal 1992, the Company entered into an agreement with Granite Communications, Inc. ("Granite") to purchase certain hardware and communications software for the Company's handheld products to be sold in conjunction with its internally-developed applications software. Granite is an entity affiliated with the Chairman of the Board, Louis
        M. Brown, Jr., and another Director of the Company, Alan Voorhees, since it was acquired by IDEAS, Inc. in fiscal 1992. During fiscal 1995, after a series of transactions, IDEAS' once majority interest in Granite was reduced to approximately a 17% interest. In fiscal 1991, the Company had advanced the sum of $220,000 to the predecessor of Granite for the development of a product, and advanced $150,000 in fiscal 1994 to Granite for the development of an additional product. Under the current agreements with Granite, the crediting of the advances is being reflected in product purchases through a reduced price for each unit purchased. During fiscal 1995, 1994, and 1993, the Company purchased products from Granite in the amount of $487,600, $1,301,500, and $863,500, respectively, net of $127,500 and $92,500 in fiscal 1994 and 1993, respectively, in credits against the advance payment made in 1991. The $150,000 advance made in fiscal 1994 will reduce the price of products purchased subsequent to fiscal 1995. In fiscal 1995 (for a license fee payable over time in the amount of $300,000, and a royalty payment per unit sold into certain designated markets), the Company acquired a license for the technology to develop, manufacture and market the products exclusively in the Hospitality Food Service field, and nonexclusively in the lodging field and certain Retail and General Merchandise locations. Additionally, pursuant to an asset purchase agreement entered into in fiscal 1995, the Company purchased from Granite $144,500 of machinery and equipment designed for the manufacture of certain handheld products.

        During fiscal 1993, the Company assumed a liability in the amount of $180,000 to a minority shareholder, payable in equal installments over the next 3 fiscal years. The liability was assumed as part of the purchase of a majority interest in Fidelio Software Corporation. In addition, the Company has entered into certain software licensing and royalty agreements with Fidelio GmbH through the Company's majority-owned subsidiaries in the U.S., France and the U.K. which distribute Fidelio GmbH software products. The terms and conditions of the licensing and royalty agreements are substantially similar to agreements which Fidelio GmbH has with its other distributors.
        MICROS owns a minority interest in Fidelio GmbH (see Note 3).

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.     Related party transactions (continued):

        During fiscal 1995, 1994, and 1993, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $182,900, $154,000, and $35,300,
        respectively, for consulting services provided to the Company.

12.     Employee benefit plan:

        The Company sponsors an employee savings plan which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. Prior to January 1, 1995, the Company elected to contribute to the Plan at its discretion. Effective January 1, 1995, the Company changed its policy to guarantee a contribution of one percent of the salary of all eligible, non-highly compensated employees and to match fifty percent of the first five percent of each participating employee's voluntary contributions. The Company may elect to make additional contributions, at its discretion. Company contributions were made during the years ended June 30, 1995, 1994, and 1993 totalling $346,100, $241,200, and $163,800, respectively.

        The Company does not have any obligations to past or present employees related to post employment benefits.

13.     Geographic information:

        The Company develops, manufactures, sells and services point-of-sale computer systems and distributes property management system software products for the hotel/lodging industry. Foreign sales aggregated approximately 33%, 29%, and 26% of revenue in fiscal 1995, 1994, and 1993, respectively. MICROS products are distributed in the U.S. and internationally, primarily in Europe, through independent Dealer/Distributors and company-owned sales and service offices. The Company's principal customers are lodging and food service-related businesses. Economic risks are similar for these businesses in that consumers generally spend more time lodging and dining away from home in robust economies and less time in slow or recessionary economies. The Company's experience with the collections of trade receivables and the sales growth pattern follow general economic conditions. No significant concentration of credit risk exists within any geographic area.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Geographic information (continued):

        Operations in different geographic areas are as follows:

                                               Net Revenue (1)
                         ----------------------------------------------------------
                              1995                  1994                    1993
                         ------------            -----------            -----------
United States            $ 78,310,800            $59,640,800            $43,117,700
International (2)          33,709,900             19,623,700             12,195,900
                         ------------            -----------            -----------
Net revenue              $112,020,700            $79,264,500            $55,313,600
                         ============            ===========            ===========

                                           Income From Operations
                         ----------------------------------------------------------
                              1995                  1994                    1993
                         ------------            -----------            -----------
United States            $ 13,271,500            $10,604,100            $ 8,338,200
International (2)           3,270,600              1,717,800              1,070,900
                         ------------            -----------            -----------
Income from operations   $ 16,542,100            $12,321,900            $ 9,409,100
                         ============            ===========            ===========
                                            Identifiable Assets
                         ----------------------------------------------------------
                              1995                  1994                    1993
                         ------------            -----------            -----------
United States            $ 74,418,500            $55,904,800            $41,617,800
International (2)          15,225,200             10,285,800              6,588,900
                         ------------            -----------            -----------
Total assets             $ 89,643,700            $66,190,600            $48,206,700
                         ============            ===========            ===========


        (1) Included in United States Net Revenue are export sales amounting to $3,419,600, $3,076,300, and $2,404,100, for each of the respective years.

        (2) The International geographic area is principally comprised of European operations.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Quarterly financial information (unaudited):

        Quarterly financial information for fiscal 1995 and 1994 is presented in the following tables:

                             First              Second               Third               Fourth
  1995                      Quarter             Quarter             Quarter              Quarter
-----------              -----------         -----------          -----------          -----------
Revenue                  $24,474,400         $27,121,600          $25,186,200          $35,238,500
                         ===========         ===========          ===========          ===========

Gross margin             $12,393,000         $13,348,200          $12,636,200          $17,380,100
                         ===========         ===========          ===========          ===========
Income from
  operations             $ 4,104,300         $ 4,466,400          $ 3,086,600          $ 4,884,800
                         ===========         ===========          ===========          ===========

Net income               $ 3,035,700         $ 2,879,900          $ 2,223,800          $ 3,437,400
                         ===========         ===========          ===========          ===========
Net income per
  common and
  common equiv-
  alent share            $      0.38         $      0.36          $      0.28          $      0.43
                         ===========         ===========          ===========          ===========
Stock Prices
------------             -----------         -----------          -----------          -----------
High                          33-1/2              41-1/4               38-1/8                   35
Low                           26-1/4              28-3/4               28                   27-3/4
===================================================================================================

                             First              Second               Third               Fourth
 1994                       Quarter             Quarter             Quarter              Quarter
-----------              -----------         -----------          -----------          -----------
Revenue                  $16,395,600         $19,318,900          $19,281,000          $24,269,000
                         ===========         ===========          ===========          ===========

Gross margin             $ 8,470,700         $ 9,484,900          $ 9,615,000          $12,246,400
                         ===========         ===========          ===========          ===========
Income from
  operations             $ 2,427,600         $ 2,932,400          $ 2,877,800          $ 4,084,100
                         ===========         ===========          ===========          ===========

Net income               $ 2,014,800         $ 1,803,800          $ 2,000,000          $ 2,868,700
                         ===========         ===========          ===========          ===========
Net income per
  common and
  common equiv-
  alent share            $      0.26         $      0.23           $     0.25          $      0.36
                         ===========         ===========          ===========          ===========
Stock Prices
-------------            -----------         -----------           ----------          -----------
High                          20-1/2              26                   29-1/2               27-3/4
Low                           13-1/2              14-3/4               23-1/4               22-1/2
==================================================================================================

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.     Quarterly financial information (unaudited) (continued):

        The Company has never paid a dividend. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of dividends which may be payable. The Company is a party to a Loan and Security Agreement expiring December 31, 1996, which restricts the payment of dividends, other than stock dividends.

15.     Subsequent events (unaudited):

        On July 6, 1995, 1 million shares of the Company's stock were sold by the Selling Stockholder under the Registration Statement, at a price of $30.70 per share. As a result of the sale, the Selling Stockholder owns 3,849,123 shares of Common Stock, representing 49% of the outstanding Common Stock as of July 6, 1995.

        On August 25, 1995, the Company purchased from Daniel Cohen (a director of the Company) and his family, the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF
        14.0 million (approximately $2.8 million at exchange rates in effect at the date of purchase), payable FF 8.0 million at closing and FF 6.0 million over the next four years, plus potential additional payments based on earnings over the next four years. In addition, Mr. Cohen was granted a five year employment contract at FF 600,000 (approximately $119,000 at exchange rates in effect at the date of purchase) per year
        plus a bonus based on future operating results.   Merger of D.A.C.
        Systemes/MICROS France and ADMI, previously 23% owned equity investees, and Fidelio France, currently a 51% owned consolidated subsidiary, is in the process of being consummated, after which the Company will own 97% of the merged Fidelio/MICROS France entity, and Fidelio GmbH, a 30% owned equity investee of the Company will own the remaining 3%. Fidelio/MICROS France will be consolidated into the Company's accounts from the date of purchase.

        Assuming the purchase and merger had occurred on July 1, 1994, revenue and net income for fiscal 1995 on a pro forma basis are $119.0 million and $11.8 million ($1.49 per share), respectively.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
               for the years ended June 30, 1995, 1994, and 1993

                                    Balance at                                                               Balance at
                                    beginning         Additions                               Other            end of
Description                         of period          at cost          Retirements           changes          period
-------------------------          -----------        ----------        -----------         ----------       -----------
Year ended June 30, 1995:
  Land                             $ 1,582,700        $        -       $          -         $        -       $ 1,582,700
  Building                           4,820,600                 -                  -                  -         4,820,600
  Building improvements                320,300                 -                  -                  -           320,300
  Machinery and equipment            5,687,200         1,946,200            (85,800)            30,300         7,577,900
  Furniture and fixtures             2,293,300           576,900             (9,200)            10,900         2,871,900
  Leasehold improvements               236,700           102,100                  -                  -           338,800
                                   -----------        ----------        -----------         ----------       -----------
                                   $14,940,800        $2,625,200        $   (95,000)        $   41,200       $17,512,200
                                   ===========        ==========        ===========         ==========       ===========

Year ended June 30, 1994:
  Land                             $   582,700        $1,000,000        $         -         $        -       $ 1,582,700
  Building                           1,980,600         2,840,000                  -                  -         4,820,600
  Building improvements                320,300                 -                  -                  -           320,300
  Machinery and equipment            4,951,800           799,400            (60,100)            (3,900)        5,687,200
  Furniture and fixtures             2,057,600           346,200           (151,500)            41,000         2,293,300
  Leasehold improvements               153,200            87,400             (3,900)                 -           236,700
                                   -----------        ----------        -----------         ----------       -----------
                                   $10,046,200        $5,073,000        $  (215,500)        $   37,100       $14,940,800
                                   ===========        ==========        ===========         ==========       ===========
Year ended June 30, 1993:
  Land                             $   582,700        $        -        $         -         $        -       $   582,700
  Building                           1,980,600                 -                  -                  -         1,980,600
  Building improvements                320,300                 -                  -                  -           320,300
  Machinery and equipment            4,158,300           791,200             (5,100)             7,400         4,951,800
  Furniture and fixtures             1,943,400           127,500                  -            (13,300)        2,057,600
  Leasehold improvements               132,400            20,800                  -                  -           153,200
                                    ----------        ----------        -----------         ----------       -----------
                                   $ 9,117,700        $  939,500        $    (5,100)        $   (5,900)      $10,046,200
                                   ===========        ==========        ===========         ==========       ===========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
               for the years ended June 30, 1995, 1994, and 1993

                                                      Additions
                                    Balance at        charged to                                             Balance at
                                    beginning         costs and                               Other            end of
Description                         of period          expenses         Retirements           changes          period
-------------------------          -----------        ----------        -----------         ----------       ----------
Year ended June 30, 1995:
  Building                          $  480,800        $  120,500        $         -         $        -        $  601,300
  Building improvements                 35,500             9,200                  -                  -            44,700
  Machinery and equipment            4,267,100           870,800            (68,900)             9,700         5,078,700
  Furniture and fixtures             1,311,500           200,000             (8,200)             4,200         1,507,500
  Leasehold improvements                81,700            36,500                  -              -               118,200
                                    ----------        ----------        -----------         ----------        ----------
                                    $6,176,600        $1,237,000        $   (77,100)        $   13,900        $7,350,400
                                    ==========        ==========        ===========         ==========        ==========

Year ended June 30, 1994:
  Building                          $  395,900        $   84,900        $         -         $        -        $  480,800
  Building improvements                 26,300             9,200                  -                  -            35,500
  Machinery and equipment            3,713,600           521,400            (13,600)            45,700         4,267,100
  Furniture and fixtures             1,197,600           241,500           (113,200)           (14,400)        1,311,500
  Leasehold improvements                56,200            28,400             (1,100)            (1,800)           81,700
                                    ----------        ----------        -----------         ----------        ----------
                                    $5,389,600        $  885,400        $  (127,900)        $   29,500        $6,176,600
                                    ==========        ==========        ===========         ==========        ==========

Year ended June 30, 1993:
  Building                          $  346,400        $   49,500        $         -         $        -        $  395,900
  Building improvements                 17,200             9,100                  -                  -            26,300
  Machinery and equipment            3,247,900           469,700             (4,000)                 -         3,713,600
  Furniture and fixtures               985,800           213,300             (1,500)                 -         1,197,600
  Leasehold improvements                31,200            25,000                  -                  -            56,200
                                    ----------        ----------        -----------         ----------        ----------
                                    $4,628,500        $  766,600        $    (5,500)        $      -0-        $5,389,600
                                    ==========        ==========        ===========         ==========        ==========

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
        SCHEDULE VIII  - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               for the years ended June 30, 1995, 1994, and 1993


                                    Balance at         Charged            Charges                             Balance
                                    beginning             to              to other                             at end
           Description              of period          expenses           accounts          Deductions       of period
---------------------------------   ----------        ----------          --------          ----------       ----------
Year ended June 30, 1995:
  Allowance for doubtful accounts   $  764,300        $  697,000             $    -         $  232,100        $1,229,200
  Reserve for inventory
   obsolescence                        973,300           502,400                  -            158,100(1)      1,317,600
                                    ----------        ----------           --------         ----------        ----------
                                    $1,737,600        $1,199,400             $  -0-         $  390,200        $2,546,800
                                    ==========        ==========           ========         ==========        ==========

Year ended June 30, 1994:
  Allowance for doubtful accounts   $  696,200        $  273,700             $    -         $  205,600        $  764,300
  Reserve for inventory
   obsolescence                        475,800           564,200                  -             66,700(1)        973,300
                                    ----------        ----------           --------         ----------        ----------
                                    $1,172,000        $  837,900             $  -0-          $ 272,300        $1,737,600
                                    ==========        ==========           ========         ==========        ==========

Year ended June 30, 1993:
  Allowance for doubtful accounts   $  705,400        $  244,200             $    -          $ 253,400        $  696,200
  Reserve for inventory
   obsolescence                        486,700           150,000                  -            160,900(1)        475,800
                                    ----------        ----------           --------         ----------        ----------
                                    $1,192,100        $  394,200             $  -0-          $ 414,300        $1,172,000
                                    ==========        ==========           ========         ==========        ==========




(1)   Material scrapped or otherwise disposed.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MICROS SYSTEMS, INC.

Date:           9-15-95                      By:    s/Gary C. Kaufman
          --------------------                   -----------------------
                                                    Gary C. Kaufman
                                                 Vice President, Finance and
                                                 Administration/Chief Financial
                                                 Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


      Name                                Title
------------------------       ----------------------------          -----------
s/Louis M. Brown, Jr.                                                  9-15-95
------------------------               Director and                  -----------
Louis M. Brown, Jr.               Chairman of the Board

s/A. L. Giannopoulos              Director and President               9-15-95
------------------------         Chief Executive Officer             -----------
A. L. Giannopoulos

s/Ronald J. Kolson               Executive Vice President              9-15-95
------------------------         Chief Operating Officer             -----------
Ronald J. Kolson

s/Gary C. Kaufman                     Vice President                   9-15-95
------------------------        Finance and Administration           -----------
Gary C. Kaufman                  Chief Financial Officer

s/Daniel Cohen                                                         9-15-95
------------------------                 Director                    -----------
Daniel Cohen

s/Claudia E. Morf                                                      9-15-95
------------------------                 Director                    -----------
Claudia E. Morf

s/Frederic G. Reynolds                                                 9-15-95
------------------------                 Director                    -----------
Frederic G. Reynolds

s/Alan M. Voorhees                                                     9-15-95
------------------------                 Director                    -----------
Alan M. Voorhees

s/Edward T. Wilson                                                     9-15-95
------------------------                 Director                    -----------
Edward T. Wilson

                                EXHIBIT INDEX



                 10d. Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation,
                         Westinghouse Holdings Corporation and
                         J.P. Morgan Securities, Inc., Morgan
                         Stanley & Co. Incorporated and Smith
                         Barney Inc.

                 10e.    Employment Agreement dated June 1, 1995
                         between MICROS Systems, Inc. and A.L.
                         Giannopoulos.

                 10f. Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr.

                 10g. Management Agreement dated August 25, 1995 between MICROS Systems, Inc. and Daniel Cohen.

                 11.     Statement Regarding Computation of
                         Earnings Per Share.

                 21.     Subsidiaries of the Company.

                 23.     Consent of Independent Accountants.

                 24.     Power of Attorney.

                 27.     Financial Data Schedule.