Form 10-Q
period 1995-09-30
MICROS SYSTEMS INC
filed 1995-11-14
CIK 320345

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1995
                         Commission file number 0-9993


                            MICROS SYSTEMS, INC.
------------------------------------------------------------------
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

As of September 30, 1995, there were 7,871,280 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1995

                         PART I - Financial Information


Item 1.  Financial Statements.


                                    General


The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information has been reviewed by the Company's independent accountants, Price Waterhouse LLP, and a copy of its report is attached.

The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1995, as filed with the Securities and Exchange Commission.

With respect to the unaudited consolidated financial information for the three month periods ended September 30, 1995 and 1994, Price Waterhouse LLP has reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated November 10, 1995, appearing herein, states that it did not audit and it does not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. Accordingly, the degree of reliance on its reports on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                            September 30,            June 30,
                                                                1995                   1995
                                                              --------              ---------
                                                             (Unaudited)
ASSETS
------

   Current assets:
       Cash and cash equivalents                                 $22,181                $23,215
       Short term investments                                      2,470                  3,170
       Accounts receivable, net of
          allowance for doubtful
          accounts of $1,455 at September
          30, 1995 and $1,229 at June 30,
          1995                                                    28,516                 25,185
       Inventories                                                14,136                 11,344
       Deferred income taxes                                       1,890                  1,890
       Prepaid expenses and other
          current assets                                           4,199                  1,820
                                                                 -------                -------

             Total current assets                                 73,392                 66,624
                                                                 -------                -------

   Property, plant and equipment, at
       cost                                                       19,542                 17,512
   Accumulated depreciation and
       amortization                                               (8,161)                (7,350)
                                                                 -------                -------

       Net property, plant and equipment                          11,381                 10,162
                                                                 -------                -------


   Note receivable                                                 1,074                    649
   Investments in affiliates, including
       related goodwill                                            8,287                  8,509
   Other assets:
       Capitalized computer software
           development costs, net of
           accumulated amortization of
           $1,771 at September 30, 1995 and $1,684 at
           June 30, 1995.                                          1,607                  1,544
       Goodwill and district intangible
           assets, net of accumulated
           amortization of $812 at September 30, 1995
           and $708
           at June 30, 1995                                        2,632                  1,719
       Other                                                         432                    437
                                                                 -------                -------
   Total assets                                                  $98,805                $89,644
                                                                 =======                =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                  September 30,            June 30,
                                                                       1995                  1995
                                                                  --------------        -------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

   Current liabilities:
       Current portion of long-term debt
           and capital lease obligation                                 $   382               $   363
       Accounts payable                                                  12,473                 8,505
       Accrued expenses and other
           current liabilities                                           14,542                16,215
       Income taxes payable                                               1,408                   361
       Deferred service revenue                                           5,341                 4,151
                                                                        -------               -------

       Total current liabilities                                         34,146                29,595
                                                                        -------               -------

   Long-term debt, net of current
       portion                                                            2,610                 1,669
   Capital lease obligation, net of
       current portion                                                    3,553                 3,582
   Deferred income taxes payable                                            933                   933
   Minority interest                                                        421                   415
                                                                        -------               -------

           Total liabilities                                             41,663                36,194
                                                                        -------               -------


   Shareholders' equity:
       Common stock, $.025 par value;
           authorized 10,000,000 shares;
           issued and outstanding 7,871,280
           shares at September 30, 1995 and
           7,859,095 shares at June 30, 1995                                197                   196
       Capital in excess of par                                          15,031                14,883
       Retained earnings                                                 40,656                37,402
       Accumulated foreign currency
           translation adjustments                                        1,258                   969
                                                                        -------               -------

           Total shareholders' equity                                    57,142                53,450
                                                                        -------               -------

           Total liabilities and
           shareholders' equity                                         $98,805               $89,644
                                                                        =======               =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share data)

                                                                       Three Months Ended
                                                              -------------------------------------
                                                               September 30,          September 30,
                                                                    1995                  1994
                                                                  --------              ---------
   Revenue:
       Hardware and related software                               $24,764               $19,283
       Service                                                       7,596                 5,191
                                                                   -------               -------

           Total revenue                                            32,360                24,474

   Costs and expenses:
       Cost of sales
           Hardware and related software                            12,743                 9,726
           Service                                                   3,656                 2,355
                                                                   -------               -------

              Total cost of sales                                   16,399                12,081
       Selling, general and administrative
           expenses                                                  9,560                 6,983
       Research and development expenses                             1,368                   962
       Depreciation and amortization                                   519                   344
                                                                    ------                ------

              Total costs and expenses                              27,846                20,370
                                                                    ------                ------

   Income from operations                                            4,514                 4,104

   Non-operating income (expense):
       Interest income                                                 339                   261
       Interest expense                                                (88)                  (84)
       Other income (expense), net                                    (174)                  259
                                                                    ------               -------

   Income before taxes and equity in
           net earnings of affiliates                                4,591                 4,540

   Income taxes                                                      1,627                 1,508
                                                                   -------               -------

   Income before equity in net
       earnings of affiliates                                        2,964                 3,032

   Equity in net earnings of affiliates                                290                     4
                                                                   -------               -------

   Net income                                                      $ 3,254               $ 3,036
                                                                   =======               =======

   Net income per common and
       common equivalent share                                     $  0.41               $  0.38
                                                                   =======               =======

   Weighted-average number of
       common and common equivalent
       shares outstanding                                            7,978                 7,942
                                                                   =======               =======




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Condensed and unaudited - $ in thousands)


                                                                       Three Months Ended
                                                              -------------------------------------
                                                               September 30,          September 30,
                                                                    1995                  1994
                                                                  --------              --------
   Net cash flows from operating
       activities                                                   $   300              $ 1,731
                                                                    -------              -------

   Cash flows from investing activities:
       Purchases of property, plant and
           equipment                                                 (1,208)                (480)
       Capitalized software development
           costs                                                       (149)               -
       Sale of short term investments                                   700                -
       Dividends received from affiliates                               581                -
       Purchase of affiliates,
           net of cash received                                        (821)               -
       Loan to affiliate                                               (425)               -
                                                                     ------             --------

               Net cash used in investing
                  activities                                         (1,322)                (480)
                                                                     ------              -------

   Cash flows from financing activities:
       Proceeds from issuance of stock                                   83                  184
       Principal payments on long-term
           debt                                                        (161)                (161)
       Income tax benefit from stock
           options exercised                                             66                  272
                                                                    -------              -------

               Net cash (used in) provided by
                  financing activities                                  (12)                 295
                                                                     -------             -------

   Net (decrease) increase in cash and
       cash equivalents                                              (1,034)               1,546
   Cash and cash equivalents
       at beginning of period                                        23,215               16,339
                                                                    -------              -------

   Cash and cash equivalents at end of
       period                                                       $22,181              $17,885
                                                                    =======              =======

   Supplemental disclosure of cash
       flow information:
       Cash paid during the period for:
           Interest                                                 $    99              $   101
                                                                    =======              =======
           Income taxes                                             $   648              $   666
                                                                    =======              =======

   Supplemental schedule of noncash financing and investing activities:

     In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD- Maintenance Informatique ("ADMI") for FF
     14.0 million (approximately $2.8 million at exchange rates in effect at the date of purchase), payable FF 8.0 million at closing FF 6.0 million over the next four years, plus potential additional payments based on earnings over the next four years.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               three months ended September 30, 1995 (unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                                                 September 30,              June 30,
                                                                     1995                     1995
                                                                 ------------             ------------
         Raw materials                                           $     3,115              $      2,534
         Work-in-process                                               3,226                     2,785
         Finished goods                                                7,795                     6,025
                                                                 ------------             ------------
                                                                 $    14,136              $     11,344
                                                                 ============             ============

2.       Note Receivable

         Under the terms of a loan agreement with Fidelio Software GmbH which obligated MICROS to loan up to DM 1.5 million, the Company's loan of DM 900,000 as of June 30, 1995 was increased to DM 1,487,000 in the first quarter of fiscal 1996. The note bears interest at a variable rate and must be repaid by December 31, 2000.

3.       Subsequent Event

         On November 10, 1995, the Company announced that it had exercised its right to acquire the remaining 70% interest in Fidelio Software GmbH ("Fidelio"), a German company based in Munich, that MICROS currently does not own. MICROS currently owns 30% of Fidelio. MICROS anticipates that the acquisition will be completed within the next 90 days.

         Fidelio revenues for calendar 1994 were approximately DM 50,000,000, and revenues for the first nine months of calendar 1995 were approximately DM 60,000,000. The purchase price for the remaining 70% interest in Fidelio is DM 40,000,000. The Company anticipates that it will pay for the Fidelio stock through its cash reserves and available lines of credit.

4.       Reclassifications

         Certain prior year reclassifications have been made to conform to fiscal 1996 classifications.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1995

                         PART I - Financial Information

Item 2.     Management's discussion and analysis of financial
             condition and results of operations.

         Liquidity and Capital Resources

         There have been no borrowings under the Company's $15.0 million line of credit facility during the first quarter of fiscal 1996. The Company has generated sufficient cash flow through its operations during this period and has significant funds available in cash and highly-liquid investments.

         For the first three months of fiscal 1996, net cash provided by operating activities was $300,000. The sale of stock issued to employees under the Company's incentive stock option plan provided $83,000, while $66,000 was provided by the income tax benefit from the exercise of non-qualified stock options. During this period, the Company used cash of $1,322,000 in investing activities, including $1,208,000 for the purchase of property, plant and equipment, $821,000 for the purchase of an equity interest in an affiliate (net of cash received) and $425,000 loaned to an affiliate. Cash used in investing activites was offset by $700,000 from the sale of short term investments and $581,000 from dividends received from affiliates. The Company also made debt repayments of $161,000 on its building loan and capital lease. As a result, the cash position during the first three months of fiscal 1996 decreased $1,034,000, or 4.5%, to $22,181,000.
         The cash is being held for the operation and expansion of the business. See Note 3 of Notes to Consolidated Financial Statements.

         Results of Operations - First Quarter Comparisons

         Revenue for the quarter ended September 30, 1995 was $32.4 million, an increase of $7.9 million, or 32.2%, compared to the same quarter last year. Sales through the Company's direct sales channel increased $4.7 million over the same period last year, including Property Management System (PMS) sales through the Company's three Fidelio subsidiaries which increased $2.7 million and increased sales of Point of Sale
         (POS) hardware and software to Whitbread PLC of $1.3 million. Sales through the Company's indirect sales channel to independent dealers and distributors worldwide increased $3.1 million in the first quarter of fiscal 1996 compared to the same period last year. Hardware and software sales increased $5.5 million, or 28.4%, while service revenues increased $2.4 million, or 46.3%.

         Cost of sales, as a percentage of revenue, increased to 50.7% for the first quarter of fiscal 1996 compared to 49.4% for the same period in fiscal 1995. Cost of sales for hardware and software products, as a percentage of related revenue, was 51.5% in the first quarter of fiscal 1996 compared to 50.4% for the same quarter a year earlier, primarily due to certain strategic selling price decreases on hardware products. Service costs, as a percentage of related revenue, increased in the first quarter of fiscal 1996 to 48.1% compared to 45.4% for the first quarter last year, primarily due to higher labor costs related to the training of new service employees and increased material costs and support fees related to service maintenance contracts.

         Selling, general and administrative expenses increased $2.6 million, or 36.9% in the first quarter of fiscal 1996 compared to the same quarter in the prior

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1995

                         PART I - Financial Information

Item 2.     Management's discussion and analysis of financial
             condition and results of operations. (continued)

         year. As a percentage of revenue, selling, general and administrative expenses increased to 29.6% in the first quarter of fiscal 1996 compared to 28.5% in the first quarter of fiscal 1995. The increases are primarily the result of the continued expansion of the Company's infrastructure, especially an increased emphasis on the Company's sales and service organizations, including the addition of three U.S. sales and service offices and increased sales and service staffing worldwide. In addition, certain costs have increased as a result of the Company no longer being a subsidiary of Westinghouse Electric Corporation.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $406,000, or 42.2%, in the first quarter of fiscal 1996 compared to the same quarter in fiscal 1995. Actual research and development expenditures, including capitalized software development costs of $149,000 in the first quarter of fiscal 1996, increased $555,000, or 57.7%, compared to the first quarter of fiscal 1995.

         Interest income for the first quarter of fiscal 1996 increased $78,000 to $339,000, or 29.9%, compared to $261,000 for the same quarter of fiscal 1995. The improvement was a result of an increase in interest rates on investments and an increase in the investment balance.

         Other income for the first quarter of fiscal 1995 included a dividend of $175,000 from Fidelio, which was then owned 15% and accounted for on the cost basis. Following an ownership increase to 30% in October 1994, Fidelio was accounted for on the equity method, and MICROS' share of Fidelio's net income is included in equity in net earnings of affiliates.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS Systems, Inc. and Subsidiaries as of September 30, 1995, and the related consolidated statements of operations and cash flows for the three-month periods ended September 30, 1995 and September 30, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended (not presented herein), and in our report dated August 21, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE LLP


Baltimore, Maryland
November 10, 1995

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 1995

                         Part II - Other Information

Items 1 through 4.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.       Other Information

              For a discussion of certain recent events, see Note 3 of Notes to Consolidated Financial Statements.

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       Exhibit 11 - Computation of Earnings Per Share

                       Exhibit 15 - Letter Regarding Unaudited Interim Financial
                                    Information

                       Exhibit 27 - Financial Data Schedule

              (b)      Reports on Form 8-K - None

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MICROS SYSTEMS, INC.
                                          -------------------------
                                                (Registrant)

November 14, 1995
------------------                        --------------------------
                                          Gary C. Kaufman
                                          Vice President, Finance and
                                          Administration/Chief Financial
                                          Officer

                                 EXHIBIT INDEX

                                                                                         Sequentially
Exhibit                                                                                 Numbered Page
-------                                                                                 -------------
11.                       Computation of Earnings Per Share                                   14

15.                       Letter regarding Unaudited Interim                                  15
                          Financial Information

27.                       Financial Data Schedule                                             N/A
