Form 10-Q
period 1995-12-31
MICROS SYSTEMS INC
filed 1996-02-14
CIK 320345

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended December 31,1995
                         Commission file number 0-9993


                            MICROS SYSTEMS, INC.
    --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        MARYLAND                                  52-1101488
-----------------------------------------------------------------
(State of incorporation)                        (I.R.S. Employer
                                            Identification Number)

12000 Baltimore Avenue, Beltsville, Maryland    20705-1291
-----------------------------------------------------------------
(Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code:  301-210-6000
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

As of December 31, 1995, there were 7,890,780 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

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

With respect to the unaudited consolidated financial information for the three and six month periods ended December 31, 1995 and 1994, Price Waterhouse LLP has reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated February 13, 1996, appearing herein, states that it did not audit and it does not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. Accordingly, the degree of reliance on its reports on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                           December 31,             June 30,
                                                                               1995                   1995
                                                                             --------              ---------
                                                                            (Unaudited)
ASSETS
------

                 Current assets:
                     Cash and cash equivalents                                  $7,930                $23,215

                     Short term investments                                          -                  3,170
                     Accounts receivable, net of
                        allowance for doubtful
                        accounts of $1,569 at December
                        31, 1995 and $1,229 at June 30, 1995                    46,063                 25,185

                     Inventories                                                18,492                 11,344
                     Deferred income taxes, current                              1,890                  1,890
                     Prepaid expenses and other
                        current assets                                           6,303                  1,820
                                                                                 -----                -------


                           Total current assets                                 80,678                 66,624
                                                                                ------                -------

                 Property, plant and equipment, at
                     cost                                                       26,968                 17,512
                 Accumulated depreciation and

                     amortization                                              (12,653)                (7,350)
                                                                               -------                -------

                     Net property, plant and equipment                          14,315                 10,162
                                                                               -------                -------



                 Note receivable                                                     -                    649
                 Deferred income taxes, non current                              6,647
                 Investments in affiliates, including
                     related goodwill                                           23,729                  8,509
                 Capitalized computer software
                     development costs, net of
                     accumulated amortization of
                     $2,495 at December 31, 1995  and $1,684 at
                     June 30, 1995.                                              4,960                  1,544
                 Goodwill and district intangible
                     assets, net of accumulated
                     amortization of $881 at December 31, 1995 and
                     $708 at June 30, 1995                                       1,546                  1,719
                 Other assets                                                      498                    437
                                                                              --------                -------
                 Total assets                                                 $132,373                $89,644
                                                                              ========                =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                               December 31,            June 30,
                                                                                   1995                   1995
                                                                              --------------         -------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                 Current liabilities:
                     Bank lines of credit                                             $27,141                     -
                     Current portion of long-term debt
                         and capital lease obligation                                   1,417               $   363
                     Accounts payable                                                  10,210                 8,505
                     Accrued expenses and other
                         current liabilities                                           23,430                16,215
                     Income taxes payable                                               3,507                   361
                     Deferred service revenue                                           3,755                 4,151
                                                                                      -------               -------

                     Total current liabilities                                         69,460                29,595
                                                                                      -------               -------


                 Long-term debt, net of current
                     portion                                                            5,004                 1,669
                 Capital lease obligation, net of
                     current portion                                                    3,524                 3,582
                 Deferred income taxes payable                                            933                   933

                 Minority interests                                                     1,015                   415
                                                                                      -------               -------

                         Total liabilities                                             79,936                36,194
                                                                                      -------               -------



                 Shareholders' equity:
                     Common stock, $.025 par value;
                         authorized 10,000,000 shares;
                         issued and outstanding 7,890,780
                         shares at December 31, 1995 and
                         7,859,095 shares at June 30, 1995                                197                   196
                     Capital in excess of par                                          15,155                14,883
                     Retained earnings                                                 35,568                37,402
                     Accumulated foreign currency
                         translation adjustments                                        1,517                   969
                                                                                      -------               -------


                         Total shareholders' equity                                    52,437                53,450
                                                                                      -------               -------

                         Total liabilities and
                         shareholders' equity                                        $132,373               $89,644
                                                                                     ========               =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share data)

                                                                                     Three Months Ended
                                                                              ---------------------------------
                                                                              December 31,          December 31,
                                                                                  1995                  1994
                                                                                --------              --------


                 Revenue:

                     Hardware and related software                               $29,646               $20,858
                     Service                                                      13,242                 6,264
                                                                                 -------               -------

                         Total revenue                                            42,888                27,122


                 Costs and expenses:
                     Cost of sales
                         Hardware and related software                            16,207                11,026
                         Service                                                   5,491                 2,748
                                                                                 -------               -------


                            Total cost of sales                                   21,698                13,774
                     Selling, general and administrative
                         expenses                                                 13,293                 7,308
                     Research and development expenses                             1,673                 1,215
                     Purchased incomplete software
                         technology                                               14,770                     -
                     Depreciation and amortization                                   867                   358
                                                                                 -------               -------

                            Total costs and expenses                              52,301                22,655
                                                                                 -------               -------


                 Income (loss) from operations                                    (9,413)                4,467

                 Non-operating income (expense):
                     Interest income                                                 263                   220
                     Interest expense                                               (365)                 (107)
                     Other income (expense), net                                      46                  (128)
                                                                                 -------               --------

                 Income (loss) before taxes and equity
                         in net earnings of affiliates                            (9,469)                4,452

                 Income taxes (benefit)                                           (4,575)                1,570
                                                                                  -------              -------


                 Income (loss) before equity in net
                     earnings of affiliates                                       (4,894)                2,882

                 Equity in net earnings (loss) of affiliates
                                                                                    (194)                   (2)
                                                                                 --------              --------


                 Net income (loss)                                               $(5,088)              $ 2,880
                                                                                 ========              =======

                 Net income (loss) per common and
                     common equivalent share                                     $ (0.63)              $  0.36
                                                                                 ========              =======


                 Weighted-average number of
                     common and common equivalent
                     shares outstanding                                             8,015                7,957
                                                                                 ========              =======




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share data)

                                                                     Six Months Ended
                                                             ---------------------------------
                                                             December 31,          December 31,
                                                                 1995                  1994
                                                               --------              --------


Revenue:

    Hardware and related software                               $54,410               $40,141
    Service                                                      20,838                11,455
                                                                -------               -------

        Total revenue                                            75,248                51,596


Costs and expenses:
    Cost of sales
        Hardware and related software                            28,950                20,752
        Service                                                   9,147                 5,103
                                                                -------               -------


           Total cost of sales                                   38,097                25,855
    Selling, general and administrative
        expenses                                                 22,853                14,291
    Research and development expenses                             3,041                 2,177
    Purchased incomplete software
        technology                                               14,770                     -
    Depreciation and amortization                                 1,386                   702
                                                                -------               -------

           Total costs and expenses                              80,147                43,025
                                                                -------               -------


Income (loss) from operations                                    (4,899)                8,571

Non-operating income (expense):
    Interest income                                                 602                   481
    Interest expense                                               (453)                 (191)
    Other income (expense), net                                    (128)                  131
                                                                 -------              -------

Income (loss) before taxes and equity
        in net earnings of affiliates                            (4,878)                8,992

Income taxes (benefit)                                           (2,948)                3,078
                                                                 -------              -------


Income (loss) before equity in net
    earnings of affiliates                                       (1,930)                5,914

Equity in net earnings of affiliates                                 96                     2
                                                               --------              --------


Net income (loss)                                              $ (1,834)             $  5,916
                                                               =========             ========

Net income (loss) per common and
    common equivalent share                                    $  (0.23)             $   0.74
                                                               =========             ========


Weighted-average number of
    common and common equivalent
    shares outstanding                                            7,998                 7,950
                                                               ========              ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Condensed and unaudited - $ in thousands)

                                                                     Six Months Ended
                                                             ---------------------------------
                                                             December 31,          December 31,
                                                                 1995                  1994
                                                               --------              --------

Net cash flows provided by (used in)
    operating activities                                         $(8,854)             $ 3,092
                                                                 --------             -------
Cash flows from investing activities:
    Purchases of property, plant and
        equipment                                                 (2,472)              (1,395)
    Capitalized software development
        costs                                                       (430)                   -
    Sale of short term investments                                 3,170                    -
    Dividends received from affiliates                               581                  210
    Purchase of affiliates,
        net of cash received                                     (27,036)                   -
    Purchase of equity interest in
        investees                                                      -               (3,418)
    Proceeds from loan to investee                                     -                3,223
    Loan to affiliate                                             (2,347)                (605)
                                                                 -------               -------


            Net cash used in investing
               activities                                        (28,534)              (1,985)
                                                                 -------               -------

Cash flows from financing activities:
    Proceeds from issuance of stock                                  273                  615
    Principal payments on long-term
        debt                                                        (214)                (227)
    Proceeds from line of credit and
        long term debt                                            22,044                    -
                                                                 -------               ------


            Net cash provided by
               financing activities                               22,103                  388
                                                                --------               ------

Net (decrease) increase in cash and
    cash equivalents                                             (15,285)               1,495

Cash and cash equivalents
    at beginning of period                                        23,215               16,339
                                                                 -------              -------

Cash and cash equivalents at end of
    period                                                       $ 7,930              $17,834
                                                                 =======              =======


Supplemental disclosure of cash
    flow information:
    Cash paid during the period for:
        Interest                                                 $   337              $   204
                                                                 =======              =======

        Income taxes                                             $ 3,244              $ 3,380
                                                                 =======              =======

Supplemental schedule of non-cash financing and investing activities:

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 six months ended December 31, 1995 (unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                                                 December 31,               June 30,
                                                                     1995                     1995
                                                                 ------------             ------------

         Raw materials                                           $     3,874              $      2,534
         Work-in-process                                               3,121                     2,785
         Finished goods                                               11,497                     6,025
                                                                 ------------             ------------
                                                                 $    18,492              $     11,344
                                                                 ============             ============

2.       Purchase of Fidelio Software GmbH

On November 30, 1995, the Company acquired the remaining 70% of Fidelio Software GmbH ("Fidelio") for $28.5 million in a transaction which has been accounted for under the purchase method (the acquisition). In fiscal 1993, 15% of the capital stock of Fidelio had been acquired and an additional 15% in October 1994; the carrying value of this 30% investment at the date of the acquisition was $7.7 million.

The Company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the Fidelio assets acquired to serve as a basis for allocation of the purchase price for the remaining 70% to various classes of assets. The appraisal included identifiable intangible assets as well as software technology. After the Company's allocation of the purchase price for the acquisition, including $1.7 million of acquisition liabilities incurred, and elimination of the carrying value of the initial 30% investment, Fidelio's assets and liabilities were recorded on a consolidated basis at the date of acquisition (in millions):

         Tangible net assets (liabilities)                                                        $(3.2)
         Identifiable intangible assets                                                             2.0
         Current software products                                                                  3.8
         Purchased incomplete software technology                                                  14.8
         Goodwill (excess of purchase price over
           fair value of net assets acquired)                                                      20.5
                                                                                                  -----
                                                                                                  $37.9
                                                                                                  =====


The tangible net assets (liabilities) consist primarily of cash, accounts receivable, inventory, property and equipment and liabilities assumed. The identifiable intangible assets are being amortized on a straight-line basis over periods ranging from seven to nine years. All goodwill related to Fidelio, including approximately $5 million remaining from the initial 30% purchase, is being amortized over nine years.

The software technology valuation was accomplished through the application of an income approach. Projected debt-free income, revenue net of provision for operating expenses, income taxes and returns on requisite assets were discounted to a present value. This approach was used for each of the Fidelio product lines. Software technology was divided into two categories:

                                  1. "Current products", representing software products currently in the marketplace as of the acquisition date, and software still in the development stage and technologically feasible.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                         PART I - Financial Information



                                  2.  "Purchased incomplete software
                                      technology", representing products still in the development stage but not considered to have reached technological feasibility.

         The fair market value of the purchased current products was determined to be $3.8 million. This amount was recorded as an asset and is being amortized over a maximum of four years based on the greater of the ratio of the current gross revenues from the product bear to the total of current and anticipated future gross revenues for that product or straight-line amortization.

         Purchased incomplete software technology included the value of products still in the development stage and not considered to have reached the technological feasibility stage. As a result of the valuation, the fair market value of the purchased incomplete software technology was determined to be $14.8 million. In accordance with the applicable accounting rules, this amount was expensed upon acquisition in the second quarter of fiscal 1996.

         Unaudited proforma information for the six-month periods ended December 31, 1995 and 1994, as if the acquisition had occurred on the first day of those periods, but excluding the one-time write-off of the purchased incomplete software technology discussed above, is shown below. Such proforma information also reflects the proforma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of South Florida, Inc. in October 1995 for $4 million.

                                                                       Six Months Ended December 31,
                                                                       ----------------------------
                                                                     1995                           1994
                                                                     ----                           ----
                                                                  ($ in thousands, except per share data)
                 Revenue                                              $99,910                      $72,770
                 Net Income                                             6,055                        5,987
                 Net income per share                                    0.76                         0.75

3.       Line of Credit

         The Company has a $25.0 million multi-currency unsecured committed line of credit with NationsBank, N.A., effective November 21, 1995, and expiring on December 31, 1996. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit shall be: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the existing line of credit, the Company has drawn DM 30.0 million (approximately $20.7 million), which was utilized to acquire the remaining stock in Fidelio.

         Prior to November 21, 1995, the Company had another line of credit with the same bank with a borrowing capacity of $15.0 million. There were no borrowings under the $15.0 million line of credit as of November 21, 1995.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                         PART I - Financial Information

         Under the terms of the current loan agreement, the Company may borrow up to $25.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants.

         In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

         Further, Fidelio maintains three unsecured committed lines of credit with BHF Bank, Hypobank and Commerzbank. DM 13.0 million (approximately $9.0 million)is available in the aggregate under these lines of credit. As of December 31, 1995, Fidelio had drawn approximately DM 9.26 million (approximately $6.4 million) which was utilized for general corporate purposes. Additionally, Fidelio has a
         1.5 year term loan with BHF in the amount of DM 1.85 million (approximately $1.3 million). Proceeds of this term loan were used to acquire Fidelio Nordic Holding. Certain Fidelio subsidiaries maintain additional lines of credit, none of which are material.

4.       Accounting for Stock-Based Compensation

         The Company has not elected early adoption of Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, issued in October 1995. Adoption of SFAS 123 is required for the fiscal 1997 financial statements. Under SFAS 123, the Company will continue to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Beginning with financial statements for fiscal 1997, the Company will provide proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied to the Company's stock option grants made subsequent to fiscal 1995. The impact of SFAS 123 on the Company's proforma information to be provided has not been determined.

5.       Reclassifications

         Certain prior year reclassifications have been made to conform to fiscal 1996 classifications.

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources

         The Company has a $25.0 million multi-currency line of credit facility effective November 21, 1995, and expiring on December 31, 1996. An additional DM 13.0 million (approximately $9.0 million) is available to Fidelio through three additional lines of credit. The Company has borrowed approximately DM 39.26 million (approximately $27.1 million) from these lines of credit to fund the acquisition of Fidelio and for working capital. The Company is investigating its options with respect to long-term financing of the debt associated with the Fidelio acquisition.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                         PART I - Financial Information

         Net cash used in operating activities for the six months ended December 31, 1995 was $8.9 million, primarily due to increased inventory as a result of increased sales volume and preparation for a new product introduction. The Company also used cash of $27.0 million primarily for the purchase of Fidelio and DAC/ADMI, net of cash received. In addition, the Company used $2.5 million for the purchase of property, plant and equipment and $2.3 million for loans to an affiliate, which is offset by proceeds of $3.2 million from the sale of short-term investments. Financing activities for the first six months of fiscal 1996 provided $22.1 million, primarily from borrowings against the line of credit to finance the acquisition of Fidelio.

         The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible, are sufficient to provide the working capital needs of the Company for the foreseeable future.


         Results of Operations - Second Quarter and Six Month Comparisons

         The Company recorded a loss of $.63 per common share in the second quarter of fiscal 1996, compared with net income of $.36 per common share in the second quarter of fiscal 1995. The net loss for the six months ended December 31, 1995, was $.23 per common share compared with net income of $.74 per common share for the first six months of fiscal 1995. The second quarter and first six months of fiscal 1996 results include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased incomplete software technology acquired in the acquisition of Fidelio.

         Revenue for the second quarter of fiscal 1996 increased $15.8 million, or 58.1%, compared to the same period last year. For the first six months of fiscal 1996, revenue increased $23.7 million, or 45.8%, over the same period in fiscal 1995. Sales increased in every distribution channel worldwide for both periods. For the second quarter, Property Management System ("PMS") sales increased $9.9 million in fiscal 1996 over the second quarter of fiscal 1995, due to the acquisition of Fidelio on November 30, 1995 and continued market penetration by the Company's three PMS distribution offices. Sales of Point of Sale ("POS") hardware, software and related services increased $5.9 million in the second quarter of fiscal 1996 compared to the same period a year earlier primarily due to increased sales in the Company's direct sales offices in the U.S. and Europe. For the first six months of fiscal 1996, sales of hardware, software and related services for PMS and POS increased $12.6 million and $11.1 million, respectively, over the same period a year earlier. For the second quarter of fiscal 1996, hardware and software sales increased $8.8 million, or 42.1%, while service revenues increased $7.0 million, or 111.4% over the same period a year earlier. For the first six months of fiscal 1996, hardware and software sales increased $14.3 million, or 35.6%, and service revenues increased $9.4 million, or 81.9%.

         Cost of sales, as a percentage of revenue, decreased to 50.6% from 50.8% for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. For the first six months of fiscal 1996, cost of sales, as a percentage of revenue, increased to 50.6% from 50.1% for the same period a year earlier. Cost of sales for hardware and software products, as a percentage of related revenue, was 54.7% in the second quarter of fiscal 1996 compared to 52.9% for

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                         PART I - Financial Information

         Item 2. Management's discussion and analysis of financial condition and results of operations. (continued)

         the same quarter a year earlier. For the first six months of fiscal 1996, cost of sales for hardware and software products, as a percentage of related revenue, was 53.2% compared to 51.7% for the
         same period in fiscal 1995.   The cost increases were primarily due to
         an increase in volume of lower margin products and certain strategic selling price decreases on hardware products, partially offset by a favorable shift in sales distribution from the indirect to direct sales channels. Service costs, as a percentage of service revenue, decreased to 41.5% in the second quarter of fiscal 1996 compared to 43.9% in the same quarter in fiscal 1995. Service costs, as a percentage of service revenue, decreased to 43.9% in the first six months of fiscal 1996 compared to 44.6% for the same period in fiscal 1995. The decreased costs were primarily due to incremental software support revenue from Fidelio, which have lower service costs, and were partially offset by the costs of training new service employees.

         Selling, general and administrative expenses increased $6.0 million, or 81.9%, in the second quarter of fiscal 1996 compared to the same period last year. Selling, general and administrative expenses for the first six months of fiscal 1996 increased $8.6 million, or 59.9%, compared to the same period in fiscal 1995. As a percentage of revenue, selling, general and administrative expenses increased to 31.0% in the second quarter of fiscal 1996 compared to 26.9% in the second quarter of fiscal 1995. For the first six months of fiscal 1996, selling, general and administrative expenses, as a percentage of revenue, were 30.4% compared to 27.7% for the same period a year earlier. The increases are primarily the result of the continued expansion of the Company's infrastructure, especially an increased emphasis on the sales and service organizations, including the addition of Fidelio in December 1995, three U.S. sales and service offices, D.A.C. Systemes/MICROS France and AD-Maintenance Informatique in August 1995 and increased sales and service staffing worldwide. In addition, certain costs have increased as a result of the Company no longer being a subsidiary of Westinghouse Electric Corporation.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $458,000, or 37.7%, in the second quarter of fiscal 1996 and $864,000, or 39.7%, for the first six months of fiscal 1996 compared to the same periods a year earlier. Actual research and development expenditures, including capitalized software development costs of $278,000 in the second quarter of fiscal 1996, increased $736,000, or 60.6%, compared to the same period a year earlier. Actual research and development expenditures for the first six months of fiscal 1996, including capitalized development costs of $430,000, increased $1,294,000, or 59.4%, compared to the same period a year earlier.

         Purchased incomplete software technology was a result of the one-time $14.8 million charge taken in the second quarter of fiscal 1996 associated with the acquisition of Fidelio.

         Loss from operations for the second quarter of fiscal 1996 was $9.4 million compared to income of $4.5 million in the same period a year earlier. Excluding the $14.8 million charge for the purchase of incomplete software technology in the quarter, fiscal 1996 second quarter income from operations would have been $5.4 million, or 12.5% of revenue, compared to $4.5 million,

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                         PART I - Financial Information

         or 16.5% of revenue, for the second quarter of fiscal 1995. For the first six months of fiscal 1996, loss from operations was $4.9 million compared to income of $8.6 million a year earlier. Excluding the one-time expense of $14.8 million mentioned previously, income from operations for the first six months of fiscal 1996 was $9.9 million, or 13.1% of revenue, compared to income of $8.6 million, or 16.6% of revenue, for the same period of fiscal 1995. Higher selling, general and administrative expenses and lower gross margins have impacted income from operations in the quarter and six month periods.

         Interest income for the second quarter of fiscal 1996 increased $43,000 to $263,000, or 19.5%, compared to $220,000 for the second quarter of fiscal 1995. Interest income for the first six months in fiscal 1996 was $602,000 compared to $481,000, an increase of 25.2%, for the comparable period in fiscal 1995 as a result of an increase in interest rates on investments and an increase in the average investment balances for the periods. Interest expense increased $258,000 to $365,000 for the second quarter of fiscal 1996 from $107,000 for the same period a year ago. Interest expense increased $262,000 to $453,000 for the six months ended December 31, 1995 compared to the first six months of fiscal 1995, primarily due to the bank lines of credit borrowings outstanding in December 1995.

         The effective tax rate for the second quarter of fiscal 1996 is a benefit of 48.3% compared to a tax rate of 35.3% for the same quarter a year earlier. Excluding the one-time expense for the purchase of incomplete software technology and the related tax benefit, the second quarter's effective tax rate would have been 39.1%. For the first six months of fiscal 1996, the effective tax rate is a benefit of 60.4%. Excluding the effect for the purchase of incomplete software technology expense and the related tax benefit, the six month tax rate would have been 37.4% which reflects management's current estimate of its effective tax rate on ordinary income for the year. The primary reason for the increase is due to the mix of earnings and the corresponding weighting of tax rates on a country-by-country basis.

         The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for POS computer systems and property management information systems products for the hospitality industry. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company recently has experienced greater gross margin pressure on its products than it has in the past, and the Company expects this trend to continue. There can be no assurance that the Company will be able to sufficiently increase sales of its higher margin products, including software and services, to prevent declines in the Company's overall gross margin.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS Systems, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations and cash flows for the three and six month periods ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management.

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


Baltimore, Maryland
February 13, 1996

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                          Part II - Other Information

Items 1 through 4.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.  Other Information

         On January 29, 1996, Dietmar Mueller-Elmau accepted the position of Chairman of Fidelio Software GmbH and resigned as its president. Pursuant to a Consulting Agreement dated January 29, 1996, Mr. Mueller-Elmau has agreed to provide consulting services to Fidelio for a two-year period.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 2 - Purchase and Transfer Agreement dated November 30, 1995 (incorporated by reference)

                 Exhibit 11 - Computation of Earnings Per Share

                 Exhibit 15 - Letter Regarding Unaudited Interim Financial
                              Information

                 Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K dated December 14, 1995, items 2 and 7.

                 The Company filed an Amended Current Report on Form 8-K/A dated February 13, 1996, items 2 and 7.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MICROS SYSTEMS, INC.
                                      -------------------------
                                            (Registrant)

February 14, 1996                     S/Gary C. Kaufman
------------------                    --------------------------
                                      Gary C. Kaufman
                                      Vice President, Finance and
                                      Administration/Chief Financial
                                      Officer

                                 EXHIBIT INDEX

                                                                                                           Sequentially
Exhibit                                                                                                   Numbered Page
-------                                                                                                   -------------

11.                       Computation of Earnings Per Share

15.                       Letter regarding Unaudited Interim
                          Financial Information

27.                       Financial Data Schedule                                                             N/A