Form 10-Q
period 1996-03-31
MICROS SYSTEMS INC
filed 1996-05-15
CIK 320345

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31,1996
                         Commission file number 0-9993



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

As of March 31, 1996, there were 7,927,317 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1996

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

With respect to the unaudited consolidated financial information for the three and nine month periods ended March 31, 1996 and 1995, Price Waterhouse LLP has reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated May 9, 1996, appearing herein, states that it did not audit and it does not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. Accordingly, the degree of reliance on its reports on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                      March 31,               June 30,
                                                                         1996                   1995
                                                                       --------              ---------
                                                                      (Unaudited)
   ASSETS

           Current assets:
               Cash and cash equivalents                                $13,712                 $23,215
               Short term investments                                         -                   3,170
               Accounts receivable, net of
                  allowance for doubtful
                  accounts of $1,760 at March
                  31, 1996 and $1,229 at June 30, 1995                   46,250                  25,185
               Inventories                                               16,502                  11,344
               Deferred income taxes                                      1,890                   1,890
               Prepaid expenses and other
                  current assets                                          6,380                   1,820
                                                                          -----                --------

                     Total current assets                                84,734                  66,624
                                                                         ------               ---------

           Property, plant and equipment, at
               cost                                                      28,100                  17,512
           Accumulated depreciation and
               amortization                                             (12,802)                 (7,350)
                                                                       ---------               --------

               Net property, plant and equipment                         15,298                  10,162
                                                                      ---------                --------


           Note receivable                                                    -                     649
           Deferred income taxes                                          6,647
           Investments in affiliates, including
               related goodwill                                          22,192                   8,509
           Capitalized computer software
               development costs, net of
               accumulated amortization of
               $2,805 at March 31, 1996 and $1,684 at June
               30, 1995.                                                  5,387                   1,544

           Goodwill and district intangible
               assets, net of accumulated
               amortization of $966 at March 31, 1996 and $708
               at June 30, 1995                                           1,461                   1,719
           Other assets                                                     495                     437
                                                                       --------                 -------
           Total assets                                                $136,214                 $89,644
                                                                       ========                 =======





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                               March 31,           June 30,
                                                                                 1996                1995
                                                                               ---------           --------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

           Current liabilities:
               Bank lines of credit                                             $18,814                    -
               Current portion of long-term debt
                  and capital lease obligation                                    3,613              $   363
               Accounts payable                                                  10,597                8,505
               Accrued expenses and other
                  current liabilities                                            22,190               16,215
               Income taxes payable                                               2,211                  361
               Deferred service revenue                                          10,335                4,151
                                                                               --------             --------

               Total current liabilities                                         67,760               29,595
                                                                               --------             --------

           Long-term debt, net of current
               portion                                                            9,003                1,669
           Capital lease obligation, net of
               current portion                                                    3,491                3,582
           Deferred income taxes                                                    933                  933
           Minority interests                                                       988                  415
                                                                               --------             --------

                  Total liabilities                                              82,175               36,194
                                                                               --------             --------

           Shareholders' equity:
               Common stock, $.025 par value;
                  authorized 10,000,000 shares;
                  issued and outstanding 7,927,317
                  shares at March 31, 1996 and
                  7,859,095 shares at June 30, 1995                                 198                  196
               Capital in excess of par                                          15,704               14,883
               Retained earnings                                                 36,750               37,402
               Accumulated foreign currency
                  translation adjustments                                         1,386                  969
                                                                               --------             --------

                  Total shareholders' equity                                     54,039               53,450
                                                                               --------             --------
                  Total liabilities and
                  shareholders' equity                                         $136,214              $89,644
                                                                               ========             ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share data)

                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                            1996                  1995
                                                                         ----------            ----------
           Revenue:
               Hardware and software                                       $29,825               $18,938
               Service                                                      17,480                 6,248
                                                                           -------               -------

                  Total revenue                                             47,305                25,186

           Costs and expenses:
               Cost of sales
                  Hardware and software                                     14,902                 9,697
                  Service                                                    9,004                 2,853
                                                                           -------               -------

                     Total cost of sales                                    23,906                12,550
               Selling, general and administrative
                  expenses                                                  16,955                 7,811
               Research and development expenses                             2,152                 1,338
               Depreciation and amortization                                 1,564                   400
                                                                           -------               -------

                     Total costs and expenses                               44,577                22,099
                                                                           -------               -------

           Income from operations                                            2,728                 3,087

           Non-operating income (expense):
               Interest income                                                  66                   288
               Interest expense                                               (634)                  (85)
               Other income, net                                               121                    93
                                                                           -------               -------

           Income before taxes, equity in net
               earnings of affiliates and minority interests
                                                                              2,281                3,383
           Income taxes                                                         878                1,129
                                                                           --------              -------

           Income before equity in net earnings
               of affiliates and minority interests                           1,403                2,254

           Equity in net earnings of
               affiliates and minority interests                              (221)                 (30)
                                                                           --------              -------

           Net income                                                      $  1,182              $ 2,224
                                                                           ========              =======

           Net income per common and
               common equivalent share                                     $   0.15              $  0.28
                                                                           ========              =======

           Weighted-average number of
               common and common equivalent
               shares outstanding                                             8,040                7,954
                                                                           ========              =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share data)

                                                                          Nine Months Ended March 31,
                                                                       ----------------------------------
                                                                            1996                  1995
                                                                       -------------           ----------
           Revenue:
               Hardware and software                                       $84,235               $59,079
               Service                                                      38,318                17,703
                                                                          --------              --------

                  Total revenue                                            122,553                76,782

           Costs and expenses:
               Cost of sales
                  Hardware and software                                     43,852                30,449
                  Service                                                   18,151                 7,956
                                                                          --------              --------

                     Total cost of sales                                    62,003                38,405
               Selling, general and administrative
                  expenses                                                  39,808                22,102
               Research and development expenses                             5,193                 3,515
               Purchased incomplete software
                  technology                                                14,770                     -
               Depreciation and amortization                                 2,950                 1,102
                                                                          --------              --------

                     Total costs and expenses                              124,724                65,124
                                                                          --------              --------

           Income (loss) from operations                                    (2,171)               11,658

           Non-operating income (expense):
               Interest income                                                 668                   770
               Interest expense                                             (1,087)                 (277)
               Other income, net                                                53                   248
                                                                          --------              --------

           Income (loss) before taxes, equity
               in net earnings of affiliates and
               minority interests                                           (2,537)               12,399
           Income taxes (benefit)                                           (2,070)                4,207
                                                                          --------              --------

           Income (loss) before equity in net
               earnings of affiliates and minority interests
                                                                              (467)                8,192

           Equity in net earnings of affiliates
               and minority interests                                         (185)                  (52)
                                                                          --------              --------
           Net income (loss)                                              $   (652)             $  8,140
                                                                          ========              ========

           Net income (loss) per common and
               common equivalent share                                    $  (0.08)             $   1.02
                                                                          ========              ========

           Weighted-average number of
               common and common equivalent
               shares outstanding                                            8,014                 7,951
                                                                          ========              ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Condensed and unaudited - $ in thousands)

                                                                          Nine Months Ended March 31,
                                                                       -----------------------------------
                                                                           1996                  1995
                                                                       -------------           -----------
           Net cash flows provided by
               operating activities                                       $     428              $10,954
                                                                           --------             --------

           Cash flows from investing activities:
               Purchases of property, plant and
                  equipment                                                  (3,771)              (1,760)
               Capitalized software development
                  costs                                                      (1,186)                 (16)
               Sale of short term investments                                 3,170                    -
               Dividends received from affiliates                               581                  210
               Purchase of affiliates,
                  net of cash received                                      (27,036)                   -
               Purchase of equity interest in
                  investees                                                       -               (3,481)
               Proceeds from loan to investee                                     -                3,223
               Loan to affiliate                                             (2,347)                (605)
                                                                            -------             --------

                       Net cash used in investing
                          activities                                        (30,589)              (2,429)
                                                                            -------             --------

           Cash flows from financing activities:
               Proceeds from issuance of stock                                  823                  647
               Principal payments on line of credit
                  and long-term debt                                         (8,982)                (292)
               Proceeds from line of credit and
                  long term debt                                             28,817                    -
                                                                            -------             --------

                       Net cash provided by
                          financing activities                               20,658                  355
                                                                            -------             --------

           Net (decrease) increase in cash and
               cash equivalents                                              (9,503)               8,880
           Cash and cash equivalents
               at beginning of period                                        23,215               16,339
                                                                           --------             --------

           Cash and cash equivalents at end of
               period                                                       $13,712              $25,219
                                                                           ========             ========

           Supplemental disclosure of cash
               flow information:
               Cash paid during the period for:
                  Interest                                                  $   942              $   285
                                                                           ========             ========
                  Income taxes                                              $ 4,707              $ 4,558
                                                                           ========             ========

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  nine months ended March 31, 1996 (unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                              March 31,                June 30,
                                                1996                     1995
                                        ------------------        -----------------
         Raw materials                   $           3,796        $           2,534
         Work-in-process                             3,286                    2,785
         Finished goods                              9,420                    6,025
                                        ------------------        -----------------
                                         $          16,502        $          11,344
                                         =================        =================

2.       Purchase of Fidelio Software GmbH

         On November 30, 1995, the Company acquired the remaining 70% of Fidelio Software GmbH ("Fidelio") for $28.5 million in a transaction which has been accounted for under the purchase method (the acquisition). In fiscal 1993, 15% of the capital stock of Fidelio had been acquired and an additional 15% was acquired in October 1994; the carrying value of this 30% investment at the date of the acquisition was $7.7 million.

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1996

                         PART I - Financial Information

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

         Unaudited proforma information for the nine-month periods ended March 31, 1996 and 1995, as if the acquisition had occurred on the first day of those periods, but excluding the one-time write-off of the purchased incomplete software technology discussed above, is shown below. Such proforma information also reflects the proforma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. in October 1995 for $4 million.

                                                                       Nine Months Ended March 31,
                                                                      -----------------------------
                                                                     1996                           1995
                                                                     ----                           ----
                                                                  ($ in thousands, except per share data)
                                  Revenue                           $147,215                      $108,142
                                  Net Income                           7,237                         7,933
                                  Net income per share                  0.90                          1.00

3.       Debt

         The Company has a $25.0 million multi-currency unsecured committed line of credit with NationsBank, N.A., effective November 21, 1995, and expiring on December 31, 1996. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or
         (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the existing line of credit, the Company had drawn DM 30.0 million (approximately $20.7 million), which was utilized to acquire the remaining stock in Fidelio at the end of November 1995.

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

         On March 29, 1996, the Company acquired a DM10.0 million term loan from Commerzbank. Under the loan, payments of principal and accrued interest at a fixed rate of 5.3% are due at the end of each month, beginning April 1996, for the next 36 months. The Company used the full proceeds to reduce the DM30.0 million borrowing under the NationsBank line of credit. Accordingly, as of March 29, 1996, the borrowing under the NationsBank line of credit was DM20.0 million.

         Further, Fidelio maintains three unsecured committed lines of credit with BHF Bank, Hypobank and Commerzbank. DM 13.0 million (approximately $8.8 million at quarter end exchange rates), is available in the aggregate under these lines of credit. As of March 31, 1996, Fidelio had drawn approximately DM 7.8 million (approximately $5.3 million at quarter end exchange rates) which was utilized for general corporate purposes and the acquisition of Executive Technologies of Southwest Florida, Inc. in October 1995. Additionally, Fidelio has a 1.5 year term loan with BHF in the amount of DM 1.2 million (approximately $.8 million at quarter end exchange rates). Proceeds of this term loan were used for a strategic acquisition in calendar 1995. Certain Fidelio subsidiaries maintain additional lines of credit, none of which are considered material.

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

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources

         The Company has a $25.0 million multi-currency line of credit facility effective November 21, 1995, and expiring on December 31, 1996. An additional DM 13.0 million (approximately $9.0 million) is available to Fidelio through three additional lines of credit. The Company has borrowed approximately DM 27.8 million (approximately $18.8 million) from these lines of credit to fund the acquisition of Fidelio and for working capital.

         Net cash provided by operating activities for the nine months ended March 31, 1996 was $.4 million. The Company used cash of $27.0 million primarily for the purchase of Fidelio and D.A.C/ADMI, net of cash received. In addition, the Company used $3.8 million for the purchase of property, plant and equipment and $2.3 million for loans to an affiliate, which is offset by proceeds of $3.2 million from the sale of short-term investments. Financing activities for the first nine months of fiscal 1996 provided $20.7 million, primarily from borrowings against the line of credit to finance the acquisition of Fidelio.

         The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible, are sufficient to provide the working capital needs of the Company for the foreseeable future.

         Results of Operations - Third Quarter and Nine Month Comparisons

         The Company recorded net income of $.15 per common share in the third quarter of fiscal 1996, compared with net income of $.28 per common share in the third quarter of fiscal 1995. The net loss for the nine months ended March 31, 1996, was $.08 per common share compared with net income of $1.02 per common share for the first nine months of fiscal 1995. The first nine months of fiscal 1996 results include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased incomplete software technology acquired in the acquisition of Fidelio. Excluding this one-time after tax charge, net income for the first nine months of fiscal 1996 was $.93 per common share.

         Revenue for the third quarter of fiscal 1996 increased $22.1 million, or 87.8%, compared to the same period last year. For the first nine months of fiscal 1996, revenue increased $45.8 million, or 59.6%, over the same period in fiscal 1995. Sales increased in every distribution channel worldwide for both periods. For the third quarter, Property Management System ("PMS") sales increased $14.7 million in fiscal 1996 over the third quarter of fiscal 1995 and increased $26.2 million in the first nine months of fiscal 1996 over the same period a year earlier. The PMS sales increases were due to the acquisition of Fidelio on November 30, 1995 and continued market penetration by the Company's three PMS distribution offices. Sales of Point of Sale ("POS") hardware, software and related services increased $7.4 million in the third quarter of fiscal 1996 compared to the same period a year earlier, and increased $19.6 million in the first nine months of fiscal 1996 over the same period in fiscal 1995, primarily due to increased sales in the Company's direct sales offices in the U.S. and Europe. For the third quarter of fiscal 1996, hardware and software sales increased $10.9 million, or 57.5%, while service revenues increased $11.2 million, or 179.8%, over the same period a year earlier. For the first nine months of fiscal 1996, hardware and software sales increased $25.2 million, or 42.6%, and service revenues increased $20.6 million, or 116.4%.

         Cost of sales, as a percentage of revenue, increased to 50.5% from 49.8% for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. For the first nine months of fiscal 1996, cost of sales, as a percentage of revenue, increased to 50.6% from 50.0% for the same period a year earlier. Cost of sales for hardware and software products, as a percentage of related revenue, was 50.0% in the third quarter of fiscal 1996 compared to 51.2% for the same quarter a year earlier as a result of a favorable shift in sales distribution from the indirect to direct sales channels and an increase in higher-margin Fidelio software sales as a percentage of total revenue. For the first nine months of fiscal 1996, cost of sales for hardware and software products, as a percentage of related revenue, was 52.1% compared to 51.5% for the same period in fiscal 1995. The cost increases were primarily due to an increase in volume of lower margin products and certain strategic selling price decreases on hardware products, partially offset by a favorable shift in sales distribution from the indirect to direct sales channels. Service costs, as a percentage of service revenue, increased to 51.5% in the third quarter of fiscal 1996 compared to 45.7% in the same quarter in fiscal 1995. Service costs, as a percentage of related revenue, increased to 47.4% in the first nine months of fiscal 1996 compared to 44.9% for the same period in fiscal 1995. The increased costs in both periods were primarily due to the higher labor costs for subcontracting installations, rebuilding the service organizations of certain district offices, and resolving issues with respect to certain recent complex installations.

         Selling, general and administrative expenses increased $9.1 million, or 117.1%, in the third quarter of fiscal 1996 compared to the same period last year. Selling, general and administrative expenses for the first nine months of fiscal 1996 increased $17.7 million, or 80.1%, compared to the same period in fiscal 1995. As a percentage of revenue, selling, general and administrative expenses increased to 35.8% in the third quarter of fiscal 1996 compared to 31.0% in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, selling, general and administrative expenses, as a percentage of revenue, were 32.5% compared to 28.8% for the same period a year earlier. The increases are primarily the result of the continued expansion of the Company's infrastructure, with an increased emphasis on the sales and service organizations, including the addition of Fidelio in December 1995, three U.S. sales and service offices (Connecticut, Colorado, and Washington State/British
         Columbia) and D.A.C. Systemes/MICROS France and AD-Maintenance Informatique in August 1995. In addition, certain costs have increased as a result of the Company no longer being a subsidiary of Westinghouse Electric Corporation.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $814,000, or 60.8%, in the third quarter of fiscal 1996 and $1,678,000, or 47.7%, for the first nine months of fiscal 1996, compared to the same periods a year earlier. Actual research and development expenditures, including capitalized software development costs of $759,000 in the third quarter of fiscal 1996 and $17,000 in the third quarter of fiscal 1995, increased $1,556,000, or 114.8%, compared to the same period a year earlier. Actual research and development expenditures for the first nine months of fiscal 1996, including capitalized development costs of $1,186,000 in fiscal 1996 and $17,000 in fiscal 1995, increased $2,847,000, or 80.6%, compared to the same period a year earlier. The increase in absolute dollars is primarily due to the acquisition of Fidelio in December 1995 and the additional staffing required to develop new POS products.

         Purchased incomplete software technology was a result of the one-time $14.8 million charge taken in the second quarter of fiscal 1996 associated with the acquisition of Fidelio.

         Income from operations for the third quarter of fiscal 1996 was $2.7 million, or 5.7% of revenue, compared to $3.1 million, or 12.3% of revenue, in the same period a year earlier. For the first nine months of fiscal 1996, loss from operations was $2.2 million. Excluding the $14.8 million charge for the purchase of incomplete software technology in the second quarter, income from operations for the first nine months of fiscal 1996 was $12.6 million, or 10.3% of revenue, compared to income of $11.7 million, or 15.2% of revenue, for the same period of fiscal 1995. Higher selling, general and administrative expenses and lower gross margins have adversely impacted income from operations in the quarter and nine month periods.

         Interest income for the third quarter of fiscal 1996 decreased $222,000 to $66,000, or 77.1%, compared to $288,000 for the third quarter of fiscal 1995. Interest income for the first nine months in fiscal 1996 was $668,000 compared to $770,000, a decrease of 13.2%, for the comparable period in fiscal 1995. The decrease in interest income for the periods is primarily due to the use of the proceeds from the cash investments to purchase Fidelio on November 30, 1995. Interest expense increased $549,000 to $634,000 for the third quarter of fiscal 1996 from $85,000 for the same period a year ago. Interest expense increased $810,000 to $1,087,000 for the nine months ended March 31, 1996 compared to the first nine months of fiscal 1995, primarily due to the bank lines of credit borrowings outstanding since the end of November 1995.

         The effective tax rate for the third quarter of fiscal 1996 is 38.5% compared to a tax rate of 33.4% for the same quarter a year earlier. For the first nine months of fiscal 1996, the effective tax rate is a benefit of 81.6%. Excluding the one-time expense for the purchase of incomplete software technology and the related tax benefit, the nine month tax rate would have been 37.4%. The primary reason for the increase over the prior year is due to the mix of earnings and the corresponding weighting of tax rates on a country-by-country basis and the loss of the R&D tax credit effective July 1, 1995 due to the expiration of the tax legislation.

         The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for POS computer systems and property management information systems products for the hospitality industry. The Company does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company recently has experienced greater gross margin pressure on its products than it has in the past, and the Company expects this trend to continue. There can be no assurance that the Company will be able to sufficiently increase sales of its traditionally higher margin products, including software and services, to prevent declines in the Company's overall gross margin.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS Systems, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 1996 and March 31, 1995. These financial statements are the responsibility of the Company's management.

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


Baltimore, Maryland
May 9, 1996

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1996

                          Part II - Other Information

Items 1 through 3.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 4.          Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on November 7, 1995. A quorum was present and shareholders voted on the following matters:

         1.  Election of Directors

                 The management of the Company nominated a slate of five persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:

                 Nominee                                    For                          Vote Withheld(Abstain)
                 -------                                    ---                          ----------------------
                 Louis M. Brown, Jr.                        6,616,093                    74,400
                 Daniel Cohen                               6,616,093                    74,400
                 A.L. Giannopoulos                          6,616,093                    74,400
                 Alan M. Voorhees                           6,616,093                    74,400
                 Edward T. Wilson                           6,616,093                    74,400

                 The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

         2.  Selection of Independent Public Accountants

                 The Board of Directors of the Company selected Price Waterhouse LLP as the independent public accountants for the Company for the fiscal year ending June 30, 1996. A proposal (Proposal 2) to approve the selection of Price Waterhouse LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 6,661,723 shares voted in the affirmative; a total of 2,655 shares voted in the negative; and a total of 26,115 shares abstained from the vote.

         3.  Approval of Amendment to Stock Option Plan

                 The shareholders voted 5,104,299 shares in the affirmative and 1,543,079 shares in the negative to approve a proposal to increase the number of shares available under the 1991 Stock Option Plan by 200,000 with the aggregate number of shares that can be issued under the plan being 550,000; a total of 43,115 shares abstained from the vote.

Item 5.          Other Information

                 On May 3, 1996, at a properly called meeting of the Board of Directors, the Board approved the expansion of the Board from five members to six members, in accordance with the Bylaws of the Company. The Board appointed Mr. John G. Puente as a director to fill the newly created position. Mr. Puente, 65, became a director of the Company upon his acceptance of his nomination on May

                 13, 1996. Mr. Puente is Chairman of Telogy Networks, Inc., a position he has held since January 1996. Since April 1987, Mr. Puente has served on the Board of Directors of Orion Network Systems. He was Chairman of the Board at Orion until his retirement from that position in January 1996, and previously served as Orion's Chief Executive Officer. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, and he was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet. Mr. Puente is a graduate of Polytechnic University and holds a Masters degree from Stevens Institute of Technology. He serves on Polytechnic's Board of Trustees, and he is Chairman of the Board of Trustees of Capitol College and an IEEE fellow.

                 On April 24, 1996, Jeffrey B. Edwards, 41, was appointed President and Chief Executive Officer of Fidelio Software GmbH, a wholly-owned subsidiary of MICROS Systems, Inc. with headquarters in Munich, Germany. Mr. Edwards has been with the MICROS organization since November 1994 when he was named the President of Fidelio Software Corporation, a MICROS subsidiary located in the United States. Mr. Edwards was a self-employed consultant to the lodging and hospitality industry from 1992 to November 1994, and he was Chief Operating Officer of Sulcus Computer (Sulcus Hospitality Management Company) from May 1990 to July 1992. Mr. Edwards is a graduate of the University of Oregon with a degree in Business Administration.

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          Exhibit 2 - Purchase and Transfer Agreement dated November 30, 1995 (incorporated by reference)

                          Exhibit 15 - Letter Regarding Unaudited Interim
                                       Financial Information

                          Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K dated March 26, 1996, item 5.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                    MICROS SYSTEMS, INC.
                                                                ----------------------------
                                                                       (Registrant)

May 15, 1996                                                     S/Gary C. Kaufman
- ----------------------------------                               ------------------------------------
                                                                 Gary C. Kaufman
                                                                 Vice President, Finance and
                                                                 Administration/Chief Financial
                                                                 Officer

                                 EXHIBIT INDEX

                                                                                                           Sequentially
Exhibit                                                                                                   Numbered Page
- -------                                                                                                   -------------
15.                       Letter regarding Unaudited Interim
                          Financial Information

27.                       Financial Data Schedule                                                           N/A