Form 10-K
period 1996-06-30
MICROS SYSTEMS INC
filed 1996-09-30
CIK 320345

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended June 30, 1996
                                       OR
   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Transition Period From ____________to__________
                        Commission File Number 0-9993

                              MICROS SYSTEMS, INC.
                              --------------------

             (Exact name of registrant as specified in its charter)

                   Maryland                                 52-1101488
                   --------                                 ----------
       State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization                  Identification No.)


           12000 Baltimore Avenue                           20705-1291
           ----------------------                           ----------
            Beltsville, Maryland                            (Zip Code)
  (Address of principal executive offices)


Registrant's telephone number, including area code: 301-210-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.025 per share
                    ---------------------------------------
                                (Title of Class)

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  x         No
                 ---           ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

    At the close of business on August 30, 1996, there were issued and outstanding 7,948,317 shares of Registrant's Common Stock at $.025 par value.
At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $198,707,925.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders, currently scheduled to be held on November 22, 1996, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

INTRODUCTION

    MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.) MICROS Systems, Inc. was a 49% owned investee of Westinghouse Holdings Corporation, a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"), until September 19, 1995, at which time Westinghouse Holdings Corporation sold all of its remaining interest in MICROS pursuant to an underwritten secondary placement. In previous fiscal years, MICROS was a majority-owned subsidiary of Westinghouse.

    MICROS is a leading worldwide designer, manufacturer, supplier and servicer of point-of-sale ("POS") systems, property management systems ("PMS") and central reservation systems ("CRS") software for hospitality providers, including full service and quick service restaurants, restaurants located in hotels and other lodging establishments, casinos, sports arenas, theme parks, hotels, motels and resorts.

    MICROS POS systems consist of terminals, display devices, printers, computers and software which provide transaction processing, in-store control and information management capabilities. The Company's POS systems, which are installed in over 35,000 independent, national and international full service restaurants and over 6,000 quick service restaurants, enable users to control operations and inventory, enhance customer service efficiency, reduce labor costs, increase productivity and improve planning and reporting. MICROS is a major supplier of POS systems to full service restaurants or operators of restaurants such as T.G.I. Friday's, Family Restaurants, Perkins, Planet Hollywood, Ruby Tuesday's, and Whitbread; to quick service restaurants such as Arby's, Burger King and Wendy's; and to full service restaurants in hotels such as Hilton, Hilton International, Hyatt, Inter-Continental, Marriott, Radisson and Ritz-Carlton. New target markets for the Company's POS systems include casinos, cruise ships, sports arenas, theme parks, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Luxor Hotel and Casino, Foxwood Hotel and Casino, and the MGM Grand Hotel Casino and Theme Park in Las Vegas, Nevada.

    The full service restaurant POS market consists of both stand-alone restaurants and restaurants located in lodging operations in which servers use guest checks to take orders at tables. The Company's customers in this market include independent restaurants, franchisees, small chains and large national and international chains. In the quick service restaurant POS market, the typical MICROS customer is a franchisee of a national quick service chain operating multiple restaurants.

    The Company's POS products are sold primarily through two channels: (i) the Direct POS Sales Channel, composed of a Company-owned sales distribution network consisting of both domestic and foreign sales offices, and the MICROS major account program directed to large, regional, and international customers; and (ii) the Indirect POS Sales Channel, which is an independent sales distribution network consisting of approximately 103 U.S. dealers and 41 foreign distributors.

    As of the start of the 1996 fiscal year, MICROS owned a 30% interest in Fidelio Software GmbH ("Fidelio"), a German company. On November 30, 1995 MICROS exercised its option to acquire the remaining 70% of Fidelio. With the acquisition of Fidelio, the Company now develops, markets, distributes and supports PMS products which provide reservation, guest accounting and other information management capabilities to hotels, resorts and other lodging establishments. Fidelio also provides CRS software for large chains, hotels, motels and resorts. The CRS software allows hotels to coordinate, process, track and analyze worldwide hotel customer reservations. Fidelio has installed over 13,000 Fidelio PMS and associated systems worldwide such as food and beverage, including systems installed in various Radisson Hotels, Red Roof Inns, and Wyndham, Best Western, Westin, ITT Sheraton, Ciga, Forte, Hilton International, Inter-Continental, Kempinski, Mandarin Oriental, Movenpick, Peninsula, Ramada Europe, Shangri-La and Steigenberger locations. The Company's recently developed POS systems, as well as many POS systems offered by other suppliers, are compatible with Fidelio PMS products. Many of the emerging markets for the Company's POS systems, including casinos, cruise ships and theme parks, are also emerging markets for Fidelio PMS products.

    MICROS also offers service and support for its POS, PMS and CRS products, including installation, training, hardware and software maintenance, spare parts, media supplies and consulting services. Service revenue constituted approximately 33%, 23% and 21% of the Company's total revenue in fiscal 1996, 1995 and 1994, respectively.

PRODUCTS

Point-of-Sale Systems

    MICROS markets a wide range of POS systems capable of meeting the functionality and cost control needs of customers in various segments of the hospitality industry.

    The Company's POS systems consist of terminals, display devices, printers, computers and software which provide transaction processing, in-store control and information management capabilities. All proprietary POS hardware is designed to withstand the elements of the restaurant environment. The Company's principal POS products are the 8700 Hospitality Management System ("HMS"), the 2700 HMS, the 2700 HMS Keyboard and the 2700 HMS Touchscreen System. Other products include the 4700 HMS, the 1700 HMS and the MICROS 2400. Additionally, MICROS introduced in fiscal 1996 the MICROS PC Workstation ("PCWS"). The PCWS is an Intel-based PC, designed for point-of-sale applications.

    The 8700 HMS, introduced in September 1993, is designed for hotels, resorts, casinos, airports, sports arenas, theme parks and large local and chain restaurants. It allows the user the flexibility to configure the system around various hardware and software choices to control restaurant and food service operations at both the server and management levels. Features of the 8700 HMS include customized workstations, including customized keyboard and printer configurations, touchscreen capability, flexible guest check printing, detachable raised or flat keyboards, time and attendance capability with complete time card detail and labor scheduling, training mode by operators, check tracking by table or check, automatic credit card authorization with expiration date verification, extensive revenue center and system-wide reporting which analyzes sales mix, sales balancing, serving periods, table turns, time periods, food cost and operator accountability, the ability to split checks into multiple checks and hardware diagnostic and software confidence tests. The 8700 HMS POS product has been designed with an "open system architecture" which allows its use on industry standard PCs as well as on the Company's proprietary hardware. MICROS made a strategic decision to offer a PC-based platform in order to complement its proprietary hardware and to give its customers a wide range of hardware and software options for MICROS POS systems. The 8700 HMS is operated on an Intel-based PC and utilizes the SCO Unix operating system, which permits multi-tasking and multi-user operations. Its architecture gives it the ability to manage any size restaurant or food service operation.

    The 2700 HMS, released in March 1989, and the 1700 HMS, introduced in January 1990, are stand-alone intelligent terminals designed for small to large full service restaurants and for certain quick service operations. The 2700 HMS is available in both an entry level and premium platform, relies on proprietary architecture and interfaces with DOS/Windows-based back office support. The 2700 HMS Touchscreen System, released in September 1991, combines advanced touchscreen technology with the Company's 2700 HMS POS system. It offers an easy-touch electronic keypad with up to 60 entry points that can be customized according to size and characters, dual LCD screens to speed order entry and reduce operator error, PC compatibility, lead-through prompting and reprogramming of the system software and keyboards through remote communications via phone lines.

    The Company's 4700 HMS, introduced in May 1986, is a DOS-based, PC-driven POS system for operational control of full service dining operations. The system incorporates modular hardware components that allow for customization and includes a number of important features to assist users with daily operations.

    The Hand Held Touchscreen terminal ("HHT"), introduced in March 1993, is a small, hand held, remote order entry touchscreen computer device which allows a server to enter a guest's food and beverage order at the table or seat-side. The HHT is best suited for larger operations with distant seating locations such as sports arenas and pool-side restaurants. The HHT is integrated with the MICROS 4700 HMS and 8700 HMS.

    In the quick service restaurant sector, MICROS markets the MICROS 2400 and 2400 MWS Plus ("MWS+"), which is based primarily on the hardware platform used in the 2700 HMS with quick service application software. The MICROS 2400 system, introduced in October 1991, features a networked intelligent terminal architecture. A remote printer and video screen subsystem accommodate a wide variety of kitchen production and order routing schemes. The system's applications software meets quick service requirements in the areas of order entry, drive-thru operation, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office PCs. The MWS+ software, introduced in June 1995, is a PC-based software product which provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels, and permits the integration of point-of-sale functions with in-store back office, regional and home office management information system functions.

    The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS systems interface to various back office accounting and property management systems, including the Company's Fidelio PMS products.

Property Management Systems/Central Reservation Systems

    For the PMS sector, MICROS, through its Fidelio subsidiary, develops, markets and distributes a complete line of PMS products. The Front Office system, installed worldwide in leading international hotel chains, is available in multiple configurations covering the spectrum of hotels/resorts from the road-side hotel to the large five-star resort. The Front Office PMS product is closely integrated with MICROS POS systems for full service restaurants, including the option for a Guest Folio Print & Check-Out from the Company's 8700 HMS User Work Station/3 terminal in a hotel restaurant. Other PMS software products include Food & Beverage Management, Sales and Catering, Cruise-line operations and Casino-PMS.

    Fidelio also offers CRS software for hotel chains. The CRS allows hotel companies to provide instantaneous updating of reservations for member hotels. The CRS also integrates with site specific property management systems, thereby permitting an up-to-date status of room and guest reservations and information. Each CRS generally requires customization in order to meet the specific needs of each hotel chain. Besides providing the software, and related development, Fidelio provides consulting, installation and support services. Fidelio views the CRS software market as an important market for future and sustained business growth.

SALES, MARKETING AND DISTRIBUTION

    The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 19 years, and the Company and its dealers and distributors work closely together in seeking to identify new customers, products, services and markets and to serve the Company's existing customer base with enhanced products and services in accordance with their needs.

    The Company's POS products are sold primarily through two channels: (i) the Direct POS Sales Channel, composed of a Company-owned sales distribution network consisting of both domestic and foreign sales offices, and the MICROS major account program directed to large, regional, and international customers; and (ii) the Indirect POS Sales Channel, which is an independent sales distribution network consisting of approximately 103 U.S. dealers and 41 foreign distributors.

    Fidelio's products and services are sold mainly through Company subsidiaries, direct sales offices and international distributors. In the Western hemisphere, Fidelio distributes through a MICROS subsidiary. Additionally, Fidelio has approximately 20 international subsidiaries and 5 international distributors. Several of the Fidelio subsidiaries also sell MICROS POS products and services.

    Foreign sales accounted for approximately 48%, 33% and 29% of the Company's total revenue in fiscal 1996, 1995 and 1994, respectively.

CUSTOMER SERVICE AND SUPPORT

    MICROS provides a wide range of support products and services to its customers. Products include spare parts, media supplies (ribbons, paper, etc.), active power-line conditioners and uninterruptable power supplies. Services include installation, operator and manager training, hardware and software maintenance, network support and consulting. In fiscal 1996, MICROS installed a new customer service management system developed by Clarify Inc. This system is an important step on the part of MICROS to expand its support service capacity and to improve the quality of its support. MICROS plans to expand the Clarify system to MICROS and Fidelio support offices during fiscal 1997. MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue constituted approximately 33%, 23% and 21% of MICROS's total revenues in fiscal 1996, 1995 and 1994, respectively.

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

    The Company conducts its POS product development at the corporate headquarters in Beltsville, Maryland. To supplement its own efforts, the Company on certain projects utilizes outside design services for product development. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire rights to such products and designs.

    Fidelio's PMS and CRS development are primarily conducted in four locations around the world: Munich, Germany, Bangalore, India, Naples, Florida and Tel Aviv, Israel. The multi-location development base allows Fidelio flexibility in conducting software development on a cost-effective basis maximizing personnel utilization. Fidelio maintains close relationships with major software operating companies such as Oracle, Novell and Microsoft. Fidelio's international offices may also conduct specific product enhancement activities to meet specific interface needs and customer requests.

    The Company estimated that during fiscal 1996, 1995 and 1994, it expended approximately $9,608,000, $5,044,300 and $3,589,200, respectively, on engineering design and development of new products and enhancements of existing products, before the effect of the capitalization of software development costs. The Company capitalized $2,437,000, $286,200 and $196,900 during fiscal 1996, 1995 and 1994, respectively, while amortizing $1,494,100, $489,900 and
$438,800 to cost of sales in the respective years in accordance with Statement of Financial Accounting Standards No. 86.

COMPETITION

    The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

    The markets in which the Company competes are highly competitive. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to the Company's and over 100 PMS competitors. Competitors in the POS marketplace include full service providers such as Sulcus (Squirrel
POS), Sharp, Positouch, Par Technology and Panasonic and hardware providers such as IBM and NCR who market their products in conjunction with independent software vendors. There are also numerous smaller companies that market PC-based systems with POS-oriented software.

    Many of the over 100 competitors in the PMS market are small companies with software designed to run on industry standard personal computers. There are, however, various major competitors including Sulcus (Lodgistix PMS), Computerized Lodging Systems (which recently purchased another competitor Hotel Information Systems), Encore and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

    The central reservation market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Ansazi, Lodgistix, Springer-Miller, Computerized Lodging Systems and specialized central reservation providers such as Lexington Services, WizCom International, Pegasus and JC Penney Telemarketing. The market for central reservation systems is highly competitive.

MANUFACTURING

    The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key product components and subassemblies. All lower level assemblies such as printed circuit assemblies, mechanical assemblies and cables are outsourced based on competitive bidding. The outsourcing process includes evaluating supplier processes, quality assurance, test capability and management and technical support structures, as well as price and delivery cycle. Whenever feasible, a second source is developed to reduce one-supplier dependence. Outsourcing reduces requirements for manpower, capital equipment and facilities, thus lowering overhead costs. Most outsourcing contracts are short term (two years or less) based on quality points or strategic requirements with key price components traced to monitor cost competitiveness. The Company believes it maintains good relationships with its suppliers.

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

EMPLOYEES

    As of June 30, 1996 the Company had approximately 1,289 full-time employees. Approximately 811, or 63% of these employees are based in the United States, with the majority of this group based in the Company's Beltsville, Maryland headquarters, and the balance of this group employed principally at the Company's regional district offices. Approximately 284, or 22% of the Company's employees are employed in Europe/Africa/Middle East, with approximately 173 of this group employed at the Micros/Fidelio headquarters in Munich, Germany, with the balance of this group employed at the Company's subsidiary operations throughout Europe. The remaining 194 employees, or 15% of the total, are employed in the Pacific Rim and elsewhere, in offices including those located in Hong Kong, Malaysia and Australia. On an aggregate basis, the Company had approximately 914 employees in sales/marketing and customer support services; 153 employees in product development; 92 employees in operations; and 130 employees in administration and finance. The Company is not a party to any collective bargaining agreement and none of its employees is represented by a labor union. MICROS believes its relations with its employees to be good.

FOREIGN SALES

    The Company recorded foreign sales, of approximately $84,667,000 during fiscal 1996 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, and Canada. Comparable sales in fiscal 1995 were approximately $36,633,000 and in fiscal 1994 were approximately $22,769,000. See Note 14 of Notes to Consolidated Financial Statements.

PATENTS

    The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's products is generally known and available to others.

FLUCTUATIONS AND CUSTOMERS

    The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Moreover, the Company has experienced increased seasonality of its business, given the recent acquisition of Fidelio and the steady historic increase of international sales. In particular, with the European summer holiday slowdowns and the winter lull in capital acquisitions in the hospitality industry, the Company anticipates declines in sales volume for its first and third fiscal quarters relative to its second and fourth fiscal quarters. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

    No single customer accounts for 10% or more of the Company's consolidated revenues, nor is any portion of the Company's business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Federal Government.

ENVIRONMENTAL MATTERS

    The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

BACKLOG

    The Company generally has a backlog of less than one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 1996 and 1995, the backlog totaled approximately $17.9 million and $10.8 million, respectively.

OTHER

    The Company has a $25.0 million multi-currency unsecured committed line of credit with NationsBank, N.A. ("NationsBank"), effective November 21, 1995, and expiring on December 31, 1996. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum.
Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). During fiscal 1996, the Company had drawn under the existing line of credit DM 30.0 million, which was utilized to fund the acquisition of the remaining stock in Fidelio at the end of November 1995. Under the terms of the current loan agreement, the Company may borrow up to $25.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

    Prior to November 21, 1995, the Company had another line of credit with NationsBank, with a borrowing capacity of $15.0 million. There were no borrowings under the $15.0 million line of credit.

    On March 29, 1996, the Company acquired a DM 10.0 million term loan, of which DM 9.2 million is outstanding at June 30, 1996 (approximately $6.0 million at the June 30, 1996 exchange rate), from Commerzbank. Under the loan, payments of principal and accrued interest at a fixed rate of 5.3% are due at the end of each month, beginning April 1996, for the next 36 months. The Company used the full proceeds to reduce the DM 30.0 million borrowing under the NationsBank line of credit. Accordingly, as of June 30, 1996, the borrowing under the NationsBank line of credit was DM 20.0 million (approximately $13.0 million at the June 30, 1996 exchange rate).

    Further, Fidelio maintains three unsecured committed lines of credit with BHF Bank, Hypobank and Commerzbank. DM 13.0 million (approximately $8.5 million at the June 30, 1996 exchange rate), is available in the aggregate under these lines of credit. The balance as of June 30, 1996, was approximately DM 3.0 million (approximately $1.9 million at the June 30, 1996 exchange rate) which was utilized for general corporate purposes. Certain Fidelio subsidiaries maintain additional lines of credit, none of which is considered material.

ITEM 2.   PROPERTIES

          The Company's executive offices and main administrative and manufacturing facilities are located in Beltsville, Maryland. The Company conducts sales, marketing, customer support and product development activities for its POS operations at this location. The Fidelio headquarters, where the Company conducts a significant portion of the PMS sales, marketing and customer support activities, is located in Munich, Germany.

          The Beltsville, Maryland campus is composed of three buildings; (i) one building is approximately 60,000 square feet and is owned by the Company;
(ii) a second building is approximately 90,000 square feet, approximately 44,900 of which is currently leased by the Company through 2009, with options to increase its leased space during that period and an option to purchase the entire building for ten dollars in the year 2009; and (iii) a third building of 27,700 square feet which is leased under an operating lease by the Company through September 1998.

          Fidelio's Munich office leases approximately 29,000 square feet pursuant to a lease expiring at the end of June 1998.

          To satisfy other sales, service and support, and product development needs, the Company leases space in eleven cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas and in over twenty cities worldwide, including London, Paris, Zurich, Kuala Lumpur and Hong Kong.

          The Company believes that additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS

          MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

          On May 24, 1996, Imperial Hotels Corp. ("Imperial") filed suit against Executive Technologies of Southwest Florida, Inc. ("ETI"), MICROS and Fidelio in the Superior Court of the State of California for the County of Los Angeles. Imperial alleged, among other things, that ETI, an indirect wholly owned subsidiary of MICROS, breached a software license agreement ETI entered into with Imperial prior to Fidelio's acquisition of ETI, and prior to MICROS' acquisition of Fidelio. In particular, Imperial alleges that ETI provided software that did not comply with specifications, and failed to provide upgrades to such software. MICROS has removed the matter to Federal District Court. MICROS will defend against Imperial's allegations, and intends on filing a counterclaim against Imperial for its failure to pay when due certain license and maintenance fees.

          On August 1, 1996, ETI filed suit against Crested Butte Mountain Resort, Inc. ("CBMR") in Circuit Court in Collier County, Florida. ETI has alleged that CBMR breached a development agreement by failing to pay to ETI when due certain software development fees. On August 14, 1996, CBMR filed suit against ETI, MICROS and Fidelio in District Court in Gunnison County, Colorado. In the Colorado action filed by CBMR, CBMR alleges that ETI had breached the same development agreement under which ETI alleges the default of CBMR in the Florida court. ETI will seek to have the Colorado action transferred to the Florida courts and consolidated with the pre-existing Florida litigation.

          While the ultimate outcome of either matter above noted is uncertain, and while litigation is difficult to predict, the Company does not believe that either claim, or the claims in the aggregate, will have a material adverse effect on its business, financial condition, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1996, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Price Range of Common Stock

    As of August 30, 1996, there were approximately 520 record holders of the Company's Common Stock, $.025 par value.

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

    On August 30, 1996 the closing bid price for the stock was $25.00.

                                                                Bid Prices
                                                                ----------
                                                               (in dollars)
                                                               ------------
                                                             High            Low
                                                           --------        -------
     Year Ended June 30, 1996
     7/01/95 - 9/30/95              (First Quarter)        39-1/2          31
     10/01/95 - 12/31/95            (Second Quarter)       49-3/4          32-3/4
     1/01/96 - 3/31/96              (Third Quarter)        53-3/4          23
     4/01/96 - 6/30/96              (Fourth Quarter)       33              20-1/4

     Year Ended June 30, 1995
     7/01/94 - 9/30/94              (First Quarter)        33-1/2          26-1/4
     10/01/94 - 12/31/94            (Second Quarter)       41-1/4          28-3/4
     1/01/95 - 3/31/95              (Third Quarter)        38-1/8          28
     4/01/95 - 6/30/95              (Fourth Quarter)       35              27-3/4

     Year Ended June 30, 1994
     7/01/93 - 9/30/93              (First Quarter)        20-1/2          13-1/2
     10/01/93 - 12/31/93            (Second Quarter)       26              14-3/4
     1/01/94 - 3/31/94              (Third Quarter)        29-1/2          23-1/4
     4/01/94 - 6/30/94              (Fourth Quarter)       27-3/4          22-1/2

    The Company has never paid a dividend and has no current intention to pay any dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 1996, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements). Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                                           Fiscal Years Ended June 30,
                                                           -----------------------------------------------------------
                                                              1996        1995         1994          1993       1992
                                                           ---------   ---------     --------     ---------   --------
      Statement of Operations Data
         Revenue                                            $178,049    $112,021      $79,265      $55,314     $44,328
         Income from operations                               $4,031     $16,542      $12,322       $9,409      $5,784
         Net income                                           $2,392     $11,577       $8,687       $5,760      $4,019
         Net income per common and common
         equivalent
         share                                                 $0.30       $1.46        $1.10        $0.74       $0.53
         Cash dividends                                           --          --           --           --          --
      Balance Sheet Data
         Working Capital                                     $20,695     $37,029      $27,126      $18,216     $18,400
         Total assets                                       $136,836     $89,644      $66,191      $48,207     $37,404
         Long-term debt and capital lease (1)                $15,524      $5,614       $5,803       $1,780      $1,779
         Shareholders' equity                                $56,195     $53,450      $39,938      $29,970     $23,559
         Book value per share                                  $7.07       $6.80        $5.13        $3.92       $3.15
      Additional Data
         Weighted average number of
         common and common equivalent shares
         outstanding                                           8,006       7,952        7,911        7,807       7,640

(1) Including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 1996 to Fiscal 1995:

    The Company recorded net income of $.30 per common share in fiscal 1996 compared to $1.46 per common share in fiscal 1995. Fiscal 1996 results include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased incomplete software technology acquired in the acquisition of Fidelio. Excluding this one-time after tax charge, net income for fiscal 1996 was $1.31 per common share.

    Revenue for fiscal 1996 was $178.0 million, an increase of $66.0 million, or 58.9%, compared to fiscal 1995 . Sales increased in every distribution channel worldwide. Sales in the Company's direct distribution channels increased $60.0 million over fiscal 1995. This increase includes $41.6 million for PMS hardware, software and related services through the Company's Fidelio subsidiaries, primarily arising in connection with the acquisition of Fidelio on November 30, 1995 and continued market penetration of the Company's PMS distribution offices. Sales of POS hardware, software and related services at the North American district offices increased $5.9 million over fiscal 1995, including $3.8 million due to the addition of the Connecticut and Pacific Northwest offices, while continued market share gains in the Company's five European POS subsidiaries added $8.4 million in fiscal 1996, including the new subsidiary in France purchased in August 1995. POS sales through the indirect sales channels to independent dealers and distributors worldwide increased $6.0 million in fiscal 1996. The indirect sales channel's growth was reduced by the Company's purchase of certain dealers and distributors. In particular, in fiscal 1996, MICROS acquired its French distributor, certain Fidelio subsidiaries, the Pacific Northwest dealer and a Connecticut dealer, all of which are now part of the direct sales channel.

    Hardware and software sales increased 39.5% while service related revenues increased 123.0%. Service revenue in fiscal 1996 grew faster than hardware/software revenue due to the acquisition of Fidelio, which has a higher percentage of service revenue compared to total revenue than does Micros.

    Cost of sales, as a percentage of revenue, increased to 50.7% for fiscal 1996 compared to 50.2% for fiscal 1995. Cost of sales for hardware and software products, as a percentage of related revenue, increased to 52.0% for fiscal 1996 compared to 51.8% for fiscal 1995, primarily due to an increase in sales volume of lower margin products and certain strategic selling price decreases on hardware products, partially offset by a favorable shift in sales distribution from the indirect to direct sales channel, including higher margin Fidelio software sales. Service costs, as a percentage of related revenue, increased in fiscal 1996 to 48.2% from 45.0% in fiscal 1995. The increase is primarily due to higher labor costs for subcontracting installations, and expansion and upgrade of the service organization to address new and anticipated needs.

    Selling, general and administrative expenses increased $24.2 million, or 73.8%, in fiscal 1996 compared to fiscal 1995. As a percentage of revenue, selling, general and administrative expenses increased to 32.0% in fiscal 1996 compared to 29.3% in fiscal 1995. The increases are primarily the result of the continued expansion of the Company's infrastructure, with an increased emphasis on the sales and service organizations, including the acquisitions of Fidelio in November 1995, three U.S. sales and service offices and D.A.C. Systemes/Micros France and AD-Maintenance Informatique in August 1995.

    Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $2.4 million, or 50.7%, in fiscal 1996 compared to fiscal 1995. Actual research and development expenditures, including capitalized software development costs of $2.4 million in fiscal 1996 and $0.3 million in fiscal 1995, increased $4.6 million, or 90.5% in fiscal 1996 compared to fiscal 1995. The increase in absolute dollars is primarily due to the acquisition of Fidelio in November 1995, and the additional staffing required to develop new POS products, including the Company's 3700 POS software scheduled to be released in October 1996.

    Purchased incomplete software technology was a result of the one-time $14.8 million charge taken in December 1995 associated with the acquisition of Fidelio.

    Income from operations was $4.0 million, or 2.3% of revenue in fiscal 1996, compared to $16.5 million, or 14.8% of revenue, in fiscal 1995. Excluding the $14.8 million charge for the purchase of incomplete software technology in the second quarter, income from operations for fiscal year 1996 was $18.8 million, or 10.6% of revenue. Higher selling, general and administrative expenses, and depreciation and amortization expense, in particular those associated with several of the acquisitions consummated during the fiscal year, and lower gross margins adversely impacted income from operations in fiscal 1996.

    Interest income decreased $0.3 million, or 29.0% in fiscal 1996 primarily due to the liquidation of cash investments to purchase Fidelio on November 30, 1995. Interest expense increased $1.3 million in fiscal 1996 primarily due to the bank lines of credit borrowings outstanding since the end of November 1995 and a term loan outstanding since the end of March 1996.

    The effective tax rate for fiscal 1996 is 11.0% compared to 34.9% in fiscal 1995. Excluding the one-time expense for the purchase of incomplete software technology and the related tax benefit, the effective tax rate for fiscal 1996 would have been 39.0%. The increase in the tax rate is primarily due to the mix of tax rates on a country-by-country basis and the loss of the U.S. research and development ("R&D") tax credit effective during fiscal 1996 due to the expiration of the tax legislation, which provided a 1.5% credit in fiscal 1995. The effective tax rate for fiscal 1997 may be higher than 39.0% due to the greater proportion of earnings in countries with higher tax rates.

Comparison of Fiscal 1995 to Fiscal 1994:

    Revenue for fiscal 1995 was $112.0 million, an increase of $32.8 million, or 41.3%, compared to fiscal 1994. Sales increased in every distribution channel worldwide, with a substantial portion of the increase attributable to the Company's 8700 HMS. Sales through the Company's direct sales channels increased $26.7 million over fiscal 1994, including sales of POS hardware, software and services through the Major Accounts channel which increased $9.9 million compared to fiscal 1994 and Property Management System sales through the Company's three Fidelio subsidiaries which increased $4.6 million. Sales by the nine North American district offices increased $6.1 million over fiscal 1994, including $1.8 million due to the addition of the Denver and Portland district offices. Continued market share gains in the Company's four European POS subsidiaries added $6.0 million in fiscal 1995 compared to fiscal 1994. Sales through the indirect sales channels to independent dealers and distributors worldwide increased $6.1 million in fiscal 1995. Hardware and software sales increased 37.6% while service related revenues increased 55.1%.

    Cost of sales, as a percentage of revenue, increased to 50.2% for fiscal 1995 compared to 49.8% for fiscal 1994. Cost of sales for hardware and software products, as a percentage of related revenue, decreased to 51.8% for fiscal 1995 compared to 52.0% for fiscal 1994, primarily due to higher software sales as a percent of total sales. Service costs, as a percentage of related revenue, increased in fiscal 1995 to 45.0% from 41.5% in fiscal 1994. The increases were primarily due to higher labor costs related to subcontracting and training labor to meet the volume of 8700 HMS and Fidelio installations and increased material costs to service maintenance contracts.

    Selling, general and administrative expenses increased $10.0 million, or 43.6%, in fiscal 1995 compared to the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 29.3% in fiscal 1995 compared to 28.8% in fiscal 1994. The increases were primarily the result of the increased emphasis on the Company's sales and service organizations, including the addition of three U.S. sales and service offices and increased sales and service staffing worldwide. In addition, the Company incurred approximately $437,000 or .4% of revenue in expenses due to the Westinghouse incentive bonus payments to 11 key officers of the Company. (See Note 12 of Notes to Consolidated Financial Statements.)

    Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $1.4 million, or 40.3%, in fiscal 1995 compared to fiscal 1994. Actual research and development expenditures, including capitalized software development costs of $286,200 in fiscal 1995 and $196,900 in fiscal 1994, increased $1.5 million, or 40.5%, in fiscal 1995 compared to fiscal 1994.

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

Summary

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

    Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties.
Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays and technological difficulties; and controlling expenses. Other risks are disclosed in the Company's releases and SEC filings.

Liquidity and Capital Resources

    Effective January 1, 1994, the Company had a $10.0 million unsecured committed line of credit with its bank which expired February 9, 1995. On this same date, the Company obtained a $15.0 million unsecured committed line of credit with its bank which replaced the expired $10.0 million line of credit. On November 21, 1995, the Company obtained a $25.0 million unsecured committed line of credit which expires on December 31, 1996 and which replaces the $15.0 million line of credit. As a result of the Fidelio acquisition the Company obtained additional lines of credit from three European banks aggregating DM
13.0 million (approximately $8.5 million at the June 30, 1996 exchange rate). There were no borrowings by MICROS under any of the lines of credit during fiscal 1995 and 1994. During fiscal 1996, the Company borrowed against all of these lines of credit. At June 30, 1996, the Company had borrowed approxi-mately $14.9 million and has approximately $18.6 million available. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not engage in any foreign exchange hedging.

    Net cash provided by operating activities was $8.7 million for fiscal 1996 versus $13.0 million for fiscal 1995. Proceeds from the issuance of stock under the Company's stock option plan provided $646,000 for fiscal 1996 and $353,400 for fiscal 1995. The income tax benefit from the exercise of disqualified stock options provided $329,100 for fiscal 1996 and $361,100 for fiscal 1995. During fiscal 1996, the Company used $32.8 million for investing activities, including $27.0 million used for business acquisitions and $4.8 million used for the purchase of property, plant, and equipment. During fiscal 1995, the Company used cash of $6.9 million in investing activities, including $2.6 million for the purchase of property, plant and equipment, $3.2 million for the purchase of short-term investments, $205,700 for the purchase of net district assets and $3.5 million primarily for the purchase of an additional 15% interest in Fidelio, offset by $3.2 million in net proceeds from the repayment of a loan to Fidelio and $210,100 in dividends from affiliates. In addition, capitalized software development costs were $2,437,000 in fiscal 1996 compared to $286,200 in fiscal 1995.

    In fiscal 1996, the Company obtained a DM 10.0 million term loan that was used to repay DM 10.0 million on its $25.0 million line of credit. The Company repaid approximately $1.0 million of term debt during fiscal 1996. As a result, the cash position of the Company at June 30, 1996 was $15.2 million. All cash is being held for the operation and expansion of the business.

    The Company believes it can meet its liquidity and capital requirements through a combination of its unused borrowing capacity and cash provided by operations. It anticipates that its property, plant and equipment requirements for fiscal 1997 are comparable to its fiscal 1996 expenditures.

    Financial indicators of the Company's liquidity and capital resources as of June 30, 1996 and 1995 were:

     In thousands, except ratios                      1996            1995
 ------------------------------------                 ----            ----
 Cash and cash equivalents                         $15,231         $23,215
                                                   =======         =======
 Short term investments                                 $0          $3,170
                                                        ==          ======
 Available lines of credit                         $33,500         $15,000
 Outstanding lines of credit                        14,947              --
                                                    ------              --
 Unused bank line of credit                        $18,553         $15,000
                                                   =======         =======
 Working capital                                   $20,695         $37,029
                                                   =======         =======
 Long-term debt and capital lease
 obligation:
      Current                                       $5,362            $363
      Non-current                                   10,162           5,251
                                                    ------           -----
           Total                                   $15,524          $5,614
                                                   =======          ======
 Shareholders' equity                              $56,195         $53,450
                                                   =======         =======
 Current ratio                                        1.31            2.25
                                                      ====            ====

Inflation

    The Company has not experienced any significant impact as a result of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) 1 in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                               Position
 --------------------         -------------------------------------
 T. Paul Armstrong            Senior Vice President and General Manager, Table Service Restaurant Group

 Louis M. Brown, Jr           Director and Chairman of the Board

 Daniel A. Cohen              Director

 Jeffery B. Edwards           President, Fidelio Software GmbH

 A.L. Giannopoulos            Director, President and Chief Executive Officer

 Fredrick F. Goebel           General Manager, Quick Service Restaurant Group

 Daniel G. Interlandi         Senior Vice President and General Manager, Leisure and Entertainment Group

 Gary C. Kaufman              Senior Vice President, Finance and Administration/Chief Financial Officer

 Ronald J. Kolson             Executive Vice President/Chief Operating Officer

 Thomas L. Patz               General Counsel

 John G. Puente               Director

 Alan M. Voorhees             Director

 Roberta J. Watson            Vice President and Controller

 Edward T. Wilson             Director

Directors of the Registrant are elected for a term of one year.

- -------------------------------------------------

    Directors and Executive Officers of the Registrant during fiscal year 1996:

    T. Paul Armstrong, 38, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, and in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group. Mr. Armstrong is a graduate of Cambridge University, England.

    Louis M. Brown, Jr., 53, has been a Director of the Company since 1977. Mr. Brown held the position of President/Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. He also serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Mr. Brown serves as President/Chief Executive Officer and as a director of Autometric, Inc. and Chairman of Planning Systems, Inc. He is a graduate of The Johns Hopkins University (B.E.S.-E.E.).

    Daniel A. Cohen, 41, has been a Director of the Company since November 1992. He is Managing Director of Fidelio MICROS France, S.A., a subsidiary of MICROS Systems, Inc. and distributor of the Company's products. Formerly, Mr. Cohen was Managing Director and principal shareholder of D.A.C. Systemes/MICROS France. Mr. Cohen founded D.A.C. Systemes in 1986 and took over the distribution of MICROS products in France, having previously worked for the Company's former distributor in France and having previously started representation of MICROS in Israel. In 1992, the Company acquired a 15% equity interest in D.A.C. Systemes, and the name was changed to D.A.C. Systemes/MICROS France. An additional 8% equity interest was acquired by the Company in fiscal 1994, and the remainder of the stock was acquired by the company in fiscal 1996. Mr. Cohen is a graduate of the Hotel School of Lausanne, Switzerland, from which he holds a Masters degree in Hotel Administration.

    Jeffrey B. Edwards, 41, was named President of Fidelio Software GmbH, the Company's wholly-owned subsidiary with headquarters in Munich, Germany, in April 1996. Mr. Edwards has been with the Company since 1994 when he was hired as President of Fidelio Software Corporation, the U.S. subsidiary of Fidelio Software GmbH. Previously, Mr. Edwards was President and CEO of Action Software Corporation, and COO of Lodgistix, and provided consulting services to various hospitality industry clients. He holds a B.S. degree from the University of Oregon.

    A.L. Giannopoulos, 56, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions having been with Westinghouse for 30 years and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

    Frederick F. Goebel, 37, joined the company in March 1996 as General Manager Quick Service Restaurant Group. For the twelve years prior to coming to MICROS, Mr. Goebel was employed at Par Microsystems Corporation where he held various management positions in its Fast Food Division. Mr. Goebel is a graduate of

Clarkson College of Technology, now Clarkson University, with a Bachelor of Science degree in Management and Marketing.

    Daniel G. Interlandi, 43, began his career with MICROS in 1980. He has held key sales and management positions at the Company involving district operations, distributors, major accounts, customer service, and served as Product Manager for Full Service Products. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales & Marketing in September 1993. In April 1996 he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group. Mr. Interlandi is a 1975 graduate of Knox College.

    Gary C. Kaufman, 46, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration/Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration/Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

    Ronald J. Kolson, 42, joined the Company in April 1984 as Controller. In September 1987 he was promoted to Vice President, Finance and Administration/Chief Financial Officer. In 1994, he was promoted to his present position of Executive Vice President/Chief Operating Officer. Mr. Kolson is a graduate of The Pennsylvania State University with a Bachelor of Science Degree in Accounting and is also a Certified Public Accountant.

    Thomas L. Patz, 36, joined the Company in August 1995 as General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University with a Bachelor of Arts degree in English, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

    John G. Puente, 66, has been a Director since May 1996. He is the Chairman of Telogy Networks, Inc., a developer of communications software products. Mr. Puente is also on the board of directors of Orion Network Systems, a company which provides satellite services and facilities. Previously, he was Chairman and CEO of Orion. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company which merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

    Alan M. Voorhees, 73, has been a Director of the Company since 1982. He is Chairman of Summit Enterprises, Inc. of Virginia, a privately-held investment company. Mr. Voorhees also is the Chairman of the Board of Autometric, Inc., and IDEAS, Inc., a supplier of high technology, custom-engineered products and services, and a member of the Board of Directors of Atlantic Southeast Airlines, Inc. Mr. Voorhees is a graduate of Rensselaer Polytechnic Institute and holds a Masters degree from Massachusetts Institute of Technology.

    Roberta J. Watson, 35, joined the Company in November 1987 as Manager of Accounting. In March 1990, she was promoted to the position of Controller, and in November 1994, she was promoted to Vice President and Controller. Ms. Watson holds a Bachelor of Science degree in Accounting from the State University of New York and is a Certified Public Accountant.

    Edward T. Wilson, 55, has been a Director of the Company since 1981. He is currently a private investment advisor and President of the Fund for Fine Arts. Previously, Mr. Wilson held senior management positions in domestic and international banking with Riggs National Bank, The Bank of America and in trade relations with the U.S. Chamber of Commerce and the U.S. Commerce Department. Mr. Wilson holds a doctorate in international relations from The Johns Hopkins University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Set forth below is the number of shares of the Company's Common Stock and the percentage of the total outstanding shares beneficially owned by each director of the Company, the Chief Executive Officer, the four other most highly compensated executive officers, all directors and executive officers as a group, and all persons beneficially owning 5% or more of the Company's Common Stock as of August 30, 1996. Also set forth below is the address of each 5% beneficial owner.

                                                           Number of
                                                             Shares
                                                        of Common Stock
                                                          Beneficially
                                                            Owned as
                                                          of August 30,           Percent of
 Individual or Group (1)                                    1996 (2)                Class
 -----------------------                                    --------            -------------
 Louis M. Brown, Jr                                          26,000  (3)        Less than 1%
 Director, Chairman of the Board
 Daniel Cohen                                                10,000             Less than 1%
 Director
 A. L. Giannopoulos                                           9,333  (4)        Less than 1%
 Director, President and Chief Executive Officer
 John G. Puente                                               2,000             Less than 1%
 Director
 Alan M. Voorhees                                            20,000  (5)        Less than 1%
 Director
 Edward T. Wilson                                            17,000  (6)        Less than 1%
 Director
 T. Paul Armstrong                                           18,001  (7)        Less than 1%
 Senior Vice President, General Manager for the Full
 Service Division
 Daniel Interlandi                                           12,967  (8)        Less than 1%
 Senior Vice President Sales and Marketing
 Gary C. Kaufman                                              5,167  (9)        Less than 1%
 Senior Vice President, Finance and Administration,
 Chief Financial Officer
 Ronald J. Kolson                                            49,000  (10)       Less than 1%
 Executive Vice President Chief Operating Officer
 Directors and Executive                                    187,634  (11)       2.3%
      Officers as a Group (14 persons, including the
      above-named persons)

 Massachusetts Financial Services Company
 500 Boylston Street
 Boston, MA 02116                                           467,000             5.8%

 RCM Capital Management
 4 Embarcadero Center, Suite 3000
 San Francisco, CA 94111                                    786,913             9.8%

 SAFECO Asset Management Company
 SAFECO Plaza
 Seattle, WA 98185                                          996,000             12.4%

 State of Wisconsin Investment Board
 P.O. Box 7842
 Madison, WI 53707                                          407,500             5.1%

Strong Funds
P.O. Box 2936
Milwaukee, WI  53201                                        421,625               5.3%


(1) As of August 30, 1996, CEDE & Co., nominee for Stock Clearing Corporation, Box 20, Bowling Green Station, New York, New York, a central certificate service, held of record 7,740,353 shares (97.4%) of the outstanding shares of Common Stock. Those shares are believed to be owned beneficially by a large number of beneficial owners and, except as indicated in this table, the Company is not aware of any other individual or group owning beneficially more than 5% of the outstanding Common Stock.

(2) Information with respect to beneficial ownership is based on information furnished by each shareholder. Sole voting and sole investing power is exercised by each individual.

(3)       Includes options to purchase 5,000 shares exercisable within 60 days.

(4)       Includes options to purchase 7,333 shares exercisable within 60 days.

(5) Does not include 30,000 shares held by irrevocable trusts created for the benefit of the adult children of Mr. Voorhees, with respect to which he disclaims any beneficial interest.

(6) Does not include 23,500 shares held in custody for the children of Mr. Wilson, with respect to which he disclaims any beneficial interest.

(7) Includes options to purchase 14,667 shares exercisable within 60 days.

(8) Includes options to purchase 12,667 shares exercisable within 60 days.

(9) Includes options to purchase 4,667 shares exercisable within 60 days. Mr. Kaufman disclaims any beneficial interest in 600 shares of Common Stock, not included here, held in custody for his dependent children.

(10)      Includes options to purchase 7,000 shares exercisable within 60 days.

(11) Includes stock options for the purchase of 67,000 shares of Common Stock which are exercisable as of or within 60 days of August 30, 1996 and assumes 8,015,317 shares outstanding upon the exercise of such options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following June 1, 1995, agreed to make payments to such officers aggregating up to approximately $1.25 million, payable in three equal installments promptly after such date and on the first and second anniversaries of such date (subject to the officer remaining employed by the Company on the relevant payment date). In June 1995, the first installment of $409,100 was paid for these key officers of the Company. In June 1996, the second installment of $360,800, reduced by $48,300 from the June 1995 payment due to the resignation of one of the eleven key officers, was paid by Westinghouse. The final installment is to be paid in June 1997. Even though such payments are entirely funded by Westinghouse and will not require any use of the Company's cash, for accounting purposes, they are required to be reflected as compensation expense in the Company's financial statements.

    The Company has purchased certain raw materials and has contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it has purchased approximately $195,000, $964,700 and $1,691,200, in such materials and labor from Westinghouse during fiscal 1996, 1995 and 1994, respectively. The fiscal 1996 activity represents only purchases for the period from July through September 1995, as no related party relationship existed after September 1995.

    During fiscal 1996, 1995 and 1994, the Company also purchased from Westinghouse and its subsidiaries approximately $170,000, $877,600 and $667,400, respectively, for other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services. In fiscal 1996, the Company's purchases were limited to telecommunications services and represents purchases for the period from July through September 1995, as no related party relationship existed after September 1995.

    During fiscal 1996, 1995 and 1994, the Company sold approximately $344,000, $1,208,200 and $1,107,500, respectively, in products to D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, until August 25, 1995, when MICROS acquired controlling interest. The fiscal 1996 activity covers only the period from July through August 1995, since sales are eliminated as intercompany after that date.

    During fiscal 1996, 1995 and 1994, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $216,500, $182,900 and $154,000, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company terminating on June 30, 2000 in exchange for a base salary commencing at $150,000 plus a target bonus of $70,000, with annual adjustments.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        Page
                                                                                        No.
                                                                                        ---
 (a)   The following documents are filed as a part of this report:

   1.  Financial Statements:
       Report of Independent Accountants                                                 22
       Consolidated balance sheets as of June 30, 1996 and 1995                          23
       Consolidated statements of operations for the years ended June 30, 1996,
          1995 and 1994                                                                  24
       Consolidated statements of shareholders' equity for the years ended June
          30, 1996, 1995 and 1994                                                        25
       Consolidated statements of cash flows for the years ended June 30, 1996,
          1995 and 1994                                                                  26
       Notes to consolidated financial statements                                        28

   2.  Financial Statement Schedules:
          Schedule II, Valuation and qualifying accounts and reserves                    41
          All other schedules are omitted because they are not applicable, or not required, or the required information is included in the financial statements or notes thereto.

   3.  Exhibits:
          2.1 Purchase and Transfer Agreement dated November 30, 1995, is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed December 14, 1995.

          2.2 Agreement dated May 12, 1993 is incorporated herein by reference to Exhibit 2.2 to the Form 8-K filed December 14, 1995.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

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

 10a1. Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.*

 10a2. First Amendment to the Amendment and restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

 10b1. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

 10b2. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

 10c1. Stock Unit Purchase Agreement dated October 30, 1986 between Westinghouse Electric Corporation and MICROS Systems, Inc. is incorporated herein by reference to Exhibit 4d to the Registration Statement on Form S-3 of the Company filed on January 25, 1995.

 10c2. Letter Agreement dated May 2, 1995 between Westinghouse Electric Corporation and MICROS Systems, Inc. is incorporated herein by reference to Exhibit 4e to Amendment No. 4 to the Registration Statement on Form S-3 of the Company filed on May 3, 1995 is incorporated herein by reference to Exhibit 10c2. to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

 10d. Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation and J.P. Morgan Securities, Inc. Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d. to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

 10e. Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.*

 10f. Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to
          Exhibit 10f to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.*

 10g. Employment Agreement dated August 25, 1995 between MICROS Systems, Inc. and Daniel Cohen is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)



    10h. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.*

    11.   Statement Regarding Computation of Earnings Per Share.

    21.   Subsidiaries of the Company.

    23.   Consent of Independent Accountants.

    27.   Financial Data Schedule.

    99.1 Final Statements of Acquired Business is incorporated herein by reference to Exhibit 99.1 to the Form 8-K/A filed February 13, 1996.

    99.2 Proforma Financial Information is incorporated herein by reference to Exhibit 99.2 to the Form 8-K/A filed February 13, 1996.

- -----------------------
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on form 8-K:

    No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1996.

    The annual report will be submitted to shareholders prior to the annual meeting scheduled for November 22, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.,

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Baltimore, Maryland
September 20, 1996

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1996 and 1995
                     (in thousands, except per share data)


                                                                                     1996                 1995
                                                                                     ----                 ----
ASSETS
Current assets:
     Cash and cash equivalents                                                      $15,231             $23,215
     Short term investments                                                              --               3,170
     Accounts receivable, net of allowance for doubtful accounts of
           $ 2,016 in 1996 and $1,229 in 1995                                        49,250              25,185
     Inventories                                                                     15,138              11,344
     Deferred income taxes                                                            3,899               1,890
     Prepaid expenses and other current assets                                        4,420               1,820
                                                                                      -----               -----
          Total current assets                                                       87,938              66,624
Property, plant and equipment, net                                                   15,623              10,162
Note receivable                                                                         225                 649
Deferred income taxes, non-current                                                    5,580                  --
Goodwill and intangible assets, net of accumulated amortization of
          $3,346 in 1996 and $1,217 in 1995                                          20,746               7,569
Capitalized computer software development costs; net of accumulated                   6,287               1,544
          amortization of $2,650 in 1996 and $1,684 in 1995
Other assets                                                                            437               3,096
                                                                                        ---               -----
Total assets                                                                       $136,836             $89,644
                                                                                   ========             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                           $14,947                  $0
     Current portion of long-term debt                                                5,238                 258
     Current portion of capital lease obligation                                        124                 105
     Accounts payable                                                                12,726               8,505
     Accrued expenses and other current liabilities                                  23,927              16,215
     Income taxes payable                                                               986                 361
     Deferred service revenue                                                         9,295               4,151
                                                                                      -----               -----
          Total current liabilities                                                  67,243              29,595

Long-term debt, net of current portion                                                6,704               1,669
Capital lease obligation, net of current portion                                      3,458               3,582
Deferred income taxes                                                                 2,588                 933
Minority interests                                                                      648                 415
                                                                                        ---                 ---
          Total liabilities                                                          80,641              36,194
                                                                                     ------              ------

Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 10,000 shares; issued
     and outstanding 7,944 in 1996 and 7,859 shares in 1995                             199                 196
     Capital in excess of par                                                        16,253              14,883
     Retained earnings                                                               39,794              37,402
     Accumulated foreign currency translation adjustments                               (51)                969
                                                                                       ----                 ---
          Total shareholders' equity                                                 56,195              53,450
                                                                                     ------              ------


Total liabilities and shareholders' equity                                         $136,836             $89,644
                                                                                   ========             =======



   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1996, 1995 and 1994
                     (in thousands, except per share data)


                                                                 1996                1995                1994
                                                                 ----                ----                ----
Revenue:
     Hardware and software                                     $119,854             $85,929             $62,441
     Service                                                     58,195              26,092              16,824
                                                                 ------              ------              ------
                                                                178,049             112,021              79,265
                                                                -------             -------              ------
Costs and expenses:
     Cost of Sales
         Hardware and software                                   62,270              44,513              32,467
         Service                                                 28,028              11,751               6,981
                                                                 ------              ------               -----
                                                                 90,298              56,264              39,448
     Selling, general and administrative expenses                57,024              32,817              22,859
     Research and development expenses                            7,171               4,758               3,392
     Purchased incomplete software technology (Note 2)           14,770                  --                  --
     Depreciation and amortization                                4,755               1,640               1,244
                                                                  -----               -----               -----
                                                                174,018              95,479              66,943
                                                                -------              ------              ------
Income from operations                                            4,031              16,542              12,322
Non-operating income (expense):
     Interest income                                                833               1,173                 651
     Interest expense                                           (1,648)               (369)               (188)
     Other income (expense), net                                   (55)                 476               (201)
                                                                   ----                 ---               -----
Income before taxes and equity in net earnings of
  affiliates and minority interests                               3,161              17,822              12,584
Income taxes                                                        347               6,175               3,982
                                                                    ---               -----               -----
Income before equity in net earnings of affiliates                2,814              11,647               8,602
  and minority interests
Equity in net earnings of affiliates and minority interests       (422)                (70)                  85
                                                                  -----                ----                  --
Net income                                                       $2,392             $11,577              $8,687
                                                                 ======             =======              ======
Net income per common and common equivalent share                 $0.30               $1.46               $1.10
                                                                  =====               =====               =====
Weighted-average number of common and common
  equivalent shares outstanding                                   8,006               7,952               7,911
                                                                  =====               =====               =====

   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1996, 1995 and 1994
                                 (in thousands)




                                                                                              Accum. Foreign
                                                 Common Stock          Capital                   Currency
                                              ------------------      in Excess      Retained     Transl.
                                              Shares      Amount        of Par       Earnings     Adjust.         Total
                                              ------      ------       --------      --------  -------------   ----------
Balance, June 30, 1993                         7,654        $191       $12,727        $17,138       $(86)       $29,970
Stock issued upon exercise of options            133           4           676             --          --           680
Income tax benefit from stock options
  exercised                                       --          --           358             --          --           358
Net income for the year                           --          --            --          8,687          --         8,687
Foreign currency translation
  adjustment                                      --          --            --             --         243           243
                                                  --          --            --             --         ---           ---
Balance, June 30, 1994                         7,787         195        13,761         25,825         157        39,938

Stock issued upon exercise of options             72           1           352             --          --           353
Income tax benefit from stock options
  exercised                                       --          --           361             --          --           361
Net income for the year                           --          --            --         11,577          --        11,577
Foreign currency translation
  adjustment                                      --          --            --             --         812           812
Capital contribution from Westinghouse            --          --           409             --          --           409
                                                  --          --           ---             --          --           ---
Balance, June 30, 1995                         7,859         196        14,883         37,402         969        53,450


Stock issued upon exercise of options             85           3           644             --          --           647
Income tax benefit from stock options
  exercised                                       --          --           329             --          --           329
Net income for the year                           --          --            --          2,392          --         2,392
Foreign currency translation
  adjustment                                      --          --            --             --     (1,020)       (1,020)
Capital contribution from Westinghouse            --          --           361             --          --           361
Other                                             --          --            36             --          --            36
                                             -------    --------            --        -------      ------            --
Balance, June 30, 1996                         7,944        $199       $16,253        $39,794       $(51)       $56,195
                                               =====        ====       =======        =======        ====       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1996, 1995 and 1994
                                 (in thousands)


                                                                           1996           1995         1994
                                                                        ---------      ----------    ---------
Cash flows from operating activities:
     Net income                                                            $2,392        $11,577      $8,687
                                                                           ------        -------      ------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                     4,755          1,640       1,244
          Amortization of capitalized software                              1,494            490         439
          Charge for purchase of incomplete software                       14,770             --          --
          Provision for losses on accounts receivable                         473            697         274
          Provision for inventory obsolescence                                446            502         564
          Undistributed earnings from equity investment and
             minority interests                                               422             70        (85)
          Provision for deferred income taxes                             (6,039)          (261)       (398)
          Currency gain on equity investment and
            loan receivable                                                 (189)          (188)       (446)
          Changes in assets and liabilities:
              Increase in accounts receivable                             (6,779)        (8,240)     (5,837)
              Increase in inventories                                     (3,193)        (1,529)     (3,633)
              (Increase) decrease in prepaid expenses and
                other assets                                                (882)        (1,213)         394
              Increase in accounts payable                                    871          2,612         605
              (Decrease) increase in accrued expenses and other
                current liabilities                                       (1,071)          5,472       2,733
              Decrease in income taxes payable                              (118)          (314)       (653)
              Increase in deferred service revenue                          1,316          1,661         680
                                                                            -----          -----         ---
              Total adjustments                                             6,276          1,399     (4,119)
                                                                            -----          -----     -------

          Net cash provided by operating activities                         8,668         12,976       4,568
                                                                            -----         ------       -----

Cash flows from investing activities:
     Purchases of property, plant and equipment                           (4,822)        (2,589)     (1,225)
     Dispositions of property, plant and equipment                            112              2          88
     Capitalized software development costs                               (2,437)          (286)       (197)
     Purchase of net district assets                                           --          (206)       (245)
     Purchase of equity interest in investees                                  --        (3,482)       (408)
     Sale (purchase) of short-term investments                              3,170        (3,170)          --
     (Loan) proceeds to affiliates                                        (2,347)          3,223          --
     Loan to investee                                                          --          (604)          --
     Dividends received from affiliates                                       581            210          31
     Proceeds from sale of affiliate stock                                     --             --         108
     Net cash paid for acquisitions                                      (27,036)             --          --
                                                                          -------        -------    --------

          Net cash used in investing activities                          (32,779)        (6,902)     (1,848)
                                                                          -------        -------    --------

Cash flows from financing activities:
     Principal payments on line of credit                                (11,152)             --          --
     Principal payments on long-term debt                                 (2,756)          (233)       (187)
     Principal payments on capital lease obligation                         (154)           (88)        (70)
     Proceeds from issuance of stock                                          646            353         680
     Proceeds from long-term debt                                           8,075             --          --
     Proceeds from line of credit                                          20,742             --          --
     Income tax benefit from stock options exercised                          329            361         357
     Capital contributions from Westinghouse and other                        397            409          --
                                                                              ---            ---        ----

          Net cash provided by financing activities                        16,127            802         780
                                                                           ------            ---         ---

   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1996, 1995 and 1994
                                 (in thousands)


                                                                             1996           1995        1994
                                                                             ----           ----        ----
Net (decrease) increase in cash and cash equivalents                     $(7,984)         $6,876      $3,500
Cash and cash equivalents at beginning of year                             23,215         16,339      12,839
                                                                           ------         ------      ------
Cash and cash equivalents at end of year                                 $ 15,231        $23,215     $16,339
                                                                         ========        =======     =======

Supplemental disclosures of cash flow information:

     Cash paid during the year for:
          Interest                                                         $1,247           $368        $171
                                                                           ======           ====        ====
          Income taxes                                                     $5,761         $6,470      $4,729
                                                                           ======         ======      ======

Supplemental schedule of noncash financing and investing activities (in thousands):

          The purchase of district assets in fiscal 1995 included cash payments of $206 and the issuance of a promissory note in the amount of $235, with annual payments through April 1999. The unamortized discount on the note, based on an imputed annual interest rate of 8.75%, is $25 at June 30, 1996.

          The purchase of district assets in fiscal 1994 included a cash payment of $245 and the issuance of a promissory note in the amount of $500. Payments in the amount of $100 are due beginning September 30, 1994, and on the same day of each succeeding year thereafter through September 30, 1998. The unamortized discount on the note, based on an imputed annual interest rate of 5.75% is $20 at June 30, 1996.

          In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000 (approximately $2,800 at exchange rates in effect at the date of purchase), payable FF 8,000 at closing and FF 6,000 over the next four years, plus potential additional payments based on earnings over the next four years. The unamortized discount on the note, based on an imputed annual interest rate of 8.75% is $144 at June 30, 1996.

          A capital lease obligation of $3,838 was incurred in January 1994 when the Company entered into a lease for office space.


   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies:

          Description of business

          MICROS is a leading worldwide designer, manufacturer, supplier and servicer of point-of-sale ("POS") systems, property management systems ("PMS") and central reservation systems ("CRS") software for hospitality providers, including full service and quick service restaurants, restaurants located in hotels and other lodging establishments, casinos, sports arenas, theme parks, hotels, motels and resorts. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

          Basis of Preparation

          The consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates made by the Company's management. Actual results may differ from those estimates.

          Principles of consolidation

          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings in consolidated MICROS subsidiaries are recorded net of minority interest. Investments in 20%-through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are included under the equity method. Otherwise, investments are included at cost. All significant intercompany accounts and transactions have been eliminated.

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

          Revenue recognition

          Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from licensed software sales is recognized when shipped, with an appropriate deferral for post-contract customer support. This deferral is earned when significant obligations no longer exist. Revenue from the installation of products is recognized upon the completion of the installation of the product as acknowledged by the customer. Service contract revenue is initially recorded as deferred service revenue and is reflected in operating income on a pro rata basis over the contract term.

          Cash equivalents

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Short term investments

          Short term investments are those with maturities in excess of 3 months, but less than 1 year from the date of purchase. These interest bearing investments are readily convertible to cash and are carried at cost which approximates fair value. Short term investments are comprised of tax-free and taxable variable rate bonds that can be readily purchased or sold using established markets.

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

          The total computer software development costs capitalized (in thousands) in fiscal 1996, 1995 and 1994 were $2,437, $286 and $197, respectively. The total costs amortized and charged to operations (in thousands) in fiscal 1996, 1995 and 1994 were $1,494, $490 and $439 respectively.

          Research and development costs

          Expenditures for research and development not capitalized as described above are charged to operations as incurred.

          Goodwill and Intangible Assets

          Goodwill represents the excess of purchase price over the fair value of the net assets of acquired subsidiaries and investees. Goodwill and intangible assets are stated on the basis of cost and are amortized on a straight line basis over their estimated periods of benefit, none of which exceeds 10 years. Recoverability is assessed annually or whenever adverse events and changes in circumstances indicate that undiscounted cash flows previously anticipated warrant reassessment.

          Financing costs related to long-term debt

          Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

          Advertising costs

          The Company's policy for accounting for advertising is to expense costs as incurred. Advertising expenses (in thousands) for fiscal 1996, 1995 and 1994, were $2,590, $1,601 and $1,225, respectively.

          Income taxes

          The Company follows Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes, which is an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

          Net income per common and common equivalent share

          Net income per common and common equivalent share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each year. For purposes of this computation, the Company's dilutive outstanding stock options are considered common stock equivalents.

          Fair Value of Financial Instruments

          The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at June 30, 1996 approximate their respective fair values.

          Reclassifications

          Certain balances have been reclassified to conform to 1996 presentation.

2.        Acquisitions (in thousands):

          Fidelio Software GmbH

          On November 30, 1995, the Company acquired the remaining 70% of Fidelio Software GmbH ("Fidelio") for DM 40,000 (approximately $28,500 at the exchange rate as of the date of acquisition) in a transaction which has been accounted for under the purchase method (the "Acquisition"). In fiscal 1993, 15% of the capital stock of Fidelio had been acquired and an additional 15% was acquired in October 1994; the carrying value of this 30% investment at the date of the Acquisition was $7,700.

          The Company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the Fidelio assets acquired to serve as a basis for allocation of the purchase price for the remaining 70% to various classes of assets. The appraisal included identifiable intangible assets as well as software technology. After the Company's allocation of the purchase price for the acquisition, including $1,700 of acquisition liabilities incurred, and elimination of the carrying value of the initial 30% investment, Fidelio's assets and liabilities were recorded on a consolidated basis at the date of acquisition:

              Tangible net assets (liabilities)                  $(3,200)
              Identifiable intangible assets                       2,000
              Current software products                            3,800
              Purchased incomplete software technology            14,770
              Goodwill (excess of purchase price over
                fair value of net assets acquired)                20,500
                                                                  ------
                                                                 $37,870
                                                                 =======


          The tangible net assets (liabilities) consist primarily of cash, accounts receivable, inventory, property and equipment and liabilities assumed. The identifiable intangible assets are being amortized on a straight-line basis over periods ranging from seven to nine years. All goodwill related to Fidelio, including approximately $5,000 remaining from the initial 30% purchase, is being amortized over nine years.

          The software technology valuation was accomplished through the application of an income approach. Projected debt-free income, revenue net of provision for operating expenses, income taxes and returns on requisite assets were discounted to a present value. This approach was used for each of the Fidelio product lines. Software technology was divided into two categories:

                1. "Current products", representing software products currently in the marketplace as of the acquisition date, and software in the development stage which had reached technological feasibility.

                2. "Purchased incomplete software technology", representing products in the development stage not considered to have reached technological feasibility.

          The fair market value of the purchased current products was determined to be $3,800. This amount was recorded as an asset and is being amortized over a maximum of four remaining years based on the greater of the ratio that the current gross revenues from the product bear to the total of current and anticipated future gross revenues for that product or straight-line amortization.

          Purchased incomplete software technology included the value of products still in the development stage and not considered to have reached the technological feasibility stage. As a result of the valuation, the fair market value of the purchased incomplete software technology was determined to be $14,770. In accordance with the applicable accounting rules, this amount was expensed upon acquisition in the second quarter of fiscal 1996.

          Unaudited pro forma information for the twelve-month periods ended June 30, 1996 and 1995, as if the acquisition had occurred on the first day of those periods, but excluding the one-time write-off of the purchased incomplete software technology discussed above, is shown below. Such pro forma information also reflects the pro forma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. in October 1995 for $4,000.

                                                          UNAUDITED
                                                 Twelve Months Ended June 30,
                                                 ----------------------------
                                                 1996                    1995
                                                 ----                    ----
                                            (in thousands, except per share data)
          Revenue                              $202,700                 $158,100
          Net Income                            $10,300                  $11,200
          Net income per share                    $1.29                    $1.41

          D.A.C. Systemes/MICROS France and AD-Maintenance Informatique
          ("ADMI")

          On August 25, 1995, the Company purchased from Daniel Cohen (a director of the Company) and his family, the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000 (approximately $2,800 at exchange rates in effect at the date of purchase), payable FF 8,000 at closing and FF 6,000 over the next four years, plus potential additional payments based on earnings over the next four years. In addition, Mr. Cohen was granted a five year employment contract at FF 600 (approximately $119 at exchange rates in effect at the date of purchase) per year plus a bonus based on future operating results. Goodwill recorded as a result of this transaction was $1,000 which is being amortized over 9 years. The pro forma effects of this acquisition are immaterial and are not presented herein.

3.        Inventories:

          The components of inventories are as follows (in thousands):

                                          1996         1995
                                          ----         ----
          Raw materials                 $3,528       $2,534
          Work-in-process                2,955        2,785
          Finished goods                 8,655        6,025
                                         -----        -----
                                       $15,138      $11,344
                                       =======      =======

4.        Property, plant and equipment (in thousands):

          The components of property, plant and equipment are as follows:

                                                                     1996        1995
                                                                     ----        ----
          Land                                                     $1,583      $1,583
          Buildings                                                 5,235       4,821
          Building improvements                                       320         320
          Machinery and equipment                                  15,218       7,578
          Furniture and fixtures                                    5,742       2,872
          Leasehold improvements                                      857         338
                                                                      ---         ---
                                                                   28,955      17,512

          Accumulated depreciation and amortization              (13,332)     (7,350)
                                                                 --------     -------

               Net property, plant and equipment                  $15,623     $10,162
                                                                  =======     =======

5.        Line of credit (in thousands):

          The Company has a $25,000 multi-currency unsecured committed line of credit with NationsBank, N.A. ("NationsBank"), effective November 21, 1995, and expiring on December 31, 1996. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). During fiscal 1996, the Company had drawn under the existing line of credit DM 30,000, which was utilized to fund the acquisition of the remaining stock in Fidelio at the end of November 1995. Under the terms of the current loan agreement, the Company may borrow up to $25,000 less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

          Prior to November 21, 1995, the Company had another line of credit with NationsBank, N.A., with a borrowing capacity of $15,000. There were no borrowings under the $15,000 line of credit.

          Further, Fidelio maintains three unsecured committed lines of credit with BHF Bank, Hypobank and Commerzbank. DM 13,000 (approximately $8,500 at the June 30, 1996 exchange rate), is available in the aggregate under these lines of credit. The balance as of June 30, 1996, was approximately DM 3,000 (approximately $1,900 at the June 30, 1996 exchange rate) which was utilized for general corporate purposes. Certain Fidelio subsidiaries maintain additional lines of credit, none of which is material.

6.        Long-term debt (in thousands):

          The components of long-term debt are as follows:

                                      June 30, 1996
                                      Interest Rates    Maturities       1996          1995
                                      --------------    ----------       ----          ----
          Term loan                        5.30%        April 1999     $6,016      $     --
          Variable rate note                4.9%              2006      1,201         1,331
          Term loan                        7.25%         June 1997        813            --
          Notes payable               5.75-8.85%         1999-2000      3,080           535
          All other                      Various         1997-2002        832            61
                                                                       ------      --------
                                                                       11,942         1,927
          Less current portion                                          5,238           258
                                                                       ------      --------
                                                                       $6,704      $  1,669
                                                                       ======      ========

          In March 1996, the Company obtained a DM 10,000, thirty-six month term loan from Commerzbank. Under the loan, payments of principal and accrued interest at a fixed rate of 5.3% are due at the end of each month, with repayments beginning in April 1996. The Company used the full proceeds to reduce the DM 30,000 borrowing under the NationsBank line of credit.

          The variable rate note relates to the Company's Industrial Revenue Bond obligation used to purchase one of the buildings it occupies in Beltsville, Maryland. The interest rate on the debt is a variable rate set weekly by the bank who purchased the bond. The maximum rate is 15%, and on June 30, 1996 the effective interest rate was approximately 4.9%. The Company is repaying the debt in equal monthly principal payments plus interest through January 2006. The loan, which is collateralized by property, plant and equipment, is subject to certain debt covenants similar to those contained in the line of credit agreement (see Note 5).

          Prior to the Fidelio acquisition, Fidelio obtained a 7.25% term loan with BHF Bank for DM 1,850 , maturing June 1997. Under the loan, payments of principal and accrued interest at a fixed rate of 7.25% are due quarterly, commencing in 1995. Proceeds of this term loan were used by Fidelio in 1995 for a strategic acquisition in 1995 prior to MICROS's acquisition of Fidelio.

          The notes payable relate to obligations incurred by the Company in connection with various strategic acquisitions. The notes carry interest rates ranging from 5.75% to 8.85%, with varying installment payments through July 2000. The aggregate unamortized discount on these notes, based on their respective imputed interest rates, is $189 at June 30, 1996.

          Annual maturities of long-term debt are as follows:

                     Year ended June 30,                         Amount
                     ------------------                          ------
                     1997                                       $ 5,238
                     1998                                         3,043
                     1999                                         2,144
                     2000                                           409
                     2001                                           136
                     2002 and thereafter                            972
                                                                -------
                                                                $11,942
                                                                =======


7.        Accrued expenses and other current liabilities (in thousands):

          The components of accrued expenses and other current liabilities are as follows:

                                                                  1996          1995
                                                                --------     ---------
          Compensation and related taxes                          $6,185        $3,708
          Commissions                                              3,974         2,199
          Quantity discounts and credits due customers             4,269         4,050
          Deposits received from customers                         1,963         2,809
          VAT and sales taxes                                      1,514           583
          Acquisition liabilities                                  1,008            --
          Accrued payables and other                               5,014         2,866
                                                                   -----         -----
                                                                 $23,927       $16,215
                                                                 =======       =======

8.        Commitments and contingencies (in thousands):

          Leases

          The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2004. Rent expense under these leases for fiscal 1996, 1995 and 1994 was $3,153, $1,348 and $1,171, respectively.

          The Company leases office and warehouse space under a 15 year capital lease which commenced January 1994. The cost of the asset is included in land and building at $1,000 and $2,838, respectively, at June 30, 1996 and 1995. Accumulated depreciation on the building at June 30, 1996 and 1995 was $177 and $106, respectively.

          Future minimum lease commitments at June 30, 1996 are as follows:


                                                               Operating        Capital
          Year ending June 30,                                   Leases          Lease
          --------------------                                 ---------        -------
          1997                                                    $4,380           $371
          1998                                                     3,930            382
          1999                                                     2,113            394
          2000                                                     1,379            406
          2001                                                       494            418

          2002 and thereafter                                        940          3,559
                                                                     ---          -----
                                                                 $13,236          5,530
                                                                 =======

          Less amount representing interest at 7%                                 1,948
                                                                                  -----
                                                                                  3,582
          Current portion                                                           124
                                                                                    ---

          Long-term obligation under capital lease                               $3,458
                                                                                 ======

          Legal proceedings

          MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

          On May 24, 1996, Imperial Hotels Corp. ("Imperial") filed suit against Executive Technologies of Southwest Florida, Inc. ("ETI"), MICROS and Fidelio in the Superior Court of the State of California for the County of Los Angeles. Imperial alleged, among other things, that ETI, an indirect wholly owned subsidiary of MICROS, breached a software license agreement ETI entered into with Imperial prior to Fidelio's acquisition of ETI, and prior to MICROS' acquisition of Fidelio. In particular, Imperial alleges that ETI provided software that did not comply with specifications, and failed to provide upgrades to such software. MICROS has removed the matter to Federal District Court. MICROS will defend against Imperial's allegations, and intends on filing a counterclaim against Imperial for its failure to pay when due certain license and maintenance fees.

          On August 1, 1996, ETI filed suit against Crested Butte Mountain Resort, Inc. ("CBMR") in Circuit Court in Collier County, Florida. ETI has alleged that CBMR breached a development agreement by failing to pay to ETI when due certain software development fees. On August 14, 1996, CBMR filed suit against ETI, MICROS and Fidelio in District Court in Gunnison County, Colorado. In the Colorado action filed by CBMR, CBMR alleges that ETI had breached the same development agreement under which ETI alleges the default of CBMR in the Florida court. ETI will seek to have the Colorado action transferred to the Florida courts and consolidated with the pre-existing Florida litigation.

          While the ultimate outcome of either matter above noted is uncertain, and while litigation is difficult to predict, the Company does not believe that either claim, or the claims in the aggregate, will have a material adverse effect on its business, financial condition, or results of operations.

9.        Stock Options (in thousands, except per share data)

          The Company has incentive and non-qualified stock options outstanding which were granted to a director, officers and other key employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. The options granted are exercisable one year from date of grant, subject to a three-year vesting schedule whereby one-third of the options vest equally upon the anniversary of the grant, and expire five years from the date of grant.

          A summary of changes in outstanding stock options follows:


                                                            Stock          Option Price
                                                           Options           per Share
                                                          ---------       --------------
          Balance, June 30, 1993                                329        $1.75 -12.125

               Options granted                                   --
               Options canceled                                  --
               Options exercised                              (133)        $1.75 - 8.625
                                                              -----
          Balance, June 30, 1994                                196        $3.00 -12.125

               Options granted                                216        $29.75 -31.50
               Options canceled                               (3)        $5.875- 8.625
               Options exercised                             (72)        $3.00 -12.125
                                                             ----
          Balance, June 30, 1995                              337         $3.00 -31.50

               Options granted                                 99         $26.00-30.00
               Options canceled                              (22)         $29.75-31.50
               Options exercised                             (85)         $5.875-31.50
                                                             ----
          Balance, June 30, 1996                              329         $5.875-31.50
                                                            =====

          Options exercisable at June 30, 1996                109         $5.875-31.50
                                                              ===

          Options available for grant at June 30, 1996 were 144, of which 142 were granted in August 1996.

          Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, was issued in October 1995. Adoption of SFAS 123 is required for the Company's fiscal 1997 financial statements. Under SFAS 123, the Company will continue to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Beginning with financial statements for fiscal 1997, the Company will provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied to the Company's stock option grants made subsequent to fiscal 1995.
          The impact of SFAS 123 on the Company's pro forma information to be provided has not been determined.

10.       Income taxes (in thousands):

          The components of income tax expense are:


                                   1996            1995          1994
                                   ----            ----          ----
          Current:
          Federal                $4,920          $5,207        $3,201
          State                     398             654           720
          Foreign                 1,068             574           460
                                  -----             ---           ---
                                  6,386           6,435         4,381
                                  -----           -----         -----
          Deferred:
          Federal                   128           (220)         (367)
          State                      23            (40)          (32)
          Foreign               (6,190)              --            --
                                -------           -----         -----
                                (6,039)           (260)         (399)
                                -------           -----         -----
                                  $ 347          $6,175        $3,982
                                  =====          ======        ======

          The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

                                                                                1996       1995       1994
                                                                                ----       ----       ----
          At statutory rate                                                    35.0%      35.0%      35.0%
               Increase (decrease) resulting from:
                    U.S. federal surtax reduction                              (3.1)       (.6)       (.9)
                    State taxes, net of federal tax benefit                      8.2        2.4        3.8
                    Research tax credits                                          --      (1.5)      (2.9)
                    Foreign Sales Corporation tax benefit                      (8.2)      (1.6)      (1.2)
                    Effect of tax rates in foreign jurisdictions              (41.0)        1.1        1.6
                    Permanent differences                                       15.0         .8       (.8)
                    Other                                                        5.1       (.7)      (2.9)
                                                                                 ---       ----      -----
          Effective tax rate                                                   11.0%      34.9%      31.7%
                                                                               =====      =====      =====

          Appropriate U.S. taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. The cumulative amount of unremitted earnings from international subsidiaries that is expected to be indefinitely reinvested is approximately $7,300 at June 30, 1996.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1996 and 1995, the Company had potential tax benefits of $386 related to U.S. net operating loss carryforwards for income tax purposes. The tax loss carryforwards (if not utilized against taxable income) expire beginning 2005 and continue through 2009. A valuation allowance of $386 has been provided at June 30, 1996 and 1995 to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards. The operating loss carryforwards were acquired as part of a purchase of a subsidiary, and any realization of the operating loss carryforwards will result in a reduction of goodwill recorded as part of that acquisition. The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                                              1996           1995
                                                                             --------      --------
          Bad debt                                                               $654          $441
          Accruals not currently deductible for tax                             2,015           616
          Inventory                                                               972           725
          Net operating loss carryforward                                         386           386
          Purchased incomplete software technology write-off                    5,580            --
          Other                                                                   258           233
                                                                                  ---           ---

          Total deferred tax assets                                             9,865         2,401
                                                                                -----         -----


          Depreciation                                                          (453)         (392)
          Capitalized software development costs                              (1,788)         (601)
          Other                                                                 (347)          (64)
                                                                                -----          ----


          Total deferred tax liabilities                                      (2,588)       (1,057)
                                                                              -------       -------

          Net operating loss carryforward valuation allowance                   (386)         (386)
                                                                                -----         -----

          Net deferred tax asset                                               $6,891          $958
                                                                               ======          ====


11.       Other income (expense) net:

          Other income (expense) is comprised of the following items (in thousands):


                                                             1996             1995          1994
                                                            -------          -------      --------
          Service charges on accounts receivable               $290             $336          $270
          Prompt payment discounts                            (508)            (466)         (422)
          Foreign exchange gain (loss), net                     189              328           402
          Other, net                                           (26)              278         (451)
                                                               ----              ---         -----
                                                              $(55)             $476        $(201)
                                                              =====             ====        ======

12.       Related party transactions (in thousands):

          Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following June 1, 1995, agreed to make payments to such officers aggregating up to approximately $1,250, payable in three equal installments promptly after such date and on the first and second anniversaries of such date (subject to the officer remaining employed by the Company on the relevant payment date). In June 1995, the first installment of $409 was paid for these key officers of the Company. In June 1996, the second installment of $361, reduced by $48 from the June 1995 payment due to the resignation of one of the eleven key officers, was paid by Westinghouse. The final installment is to be paid in June 1997.
          Even though such payments are entirely funded by Westinghouse and will not require any use of the Company's cash, for accounting purposes, they are required to be reflected as compensation expense in the Company's financial statements.

          The Company has purchased certain raw materials and has contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it has purchased approximately $195, $965 and $1,691, in such materials and labor from Westinghouse during fiscal 1996, 1995 and 1994, respectively. The fiscal 1996 activity represents only purchases for the period from July through September 1995, as no related party relationship existed after September 1995.

          During fiscal 1996, 1995 and 1994, the Company also purchased from Westinghouse and its subsidiaries approximately $170, $878 and $667, respectively, for other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services. In fiscal 1996, the Company's purchases were limited to telecommunications services and represents purchases for the period from July through September 1995, as no related party relationship existed after September 1995.

          During fiscal 1996, 1995 and 1994, the Company sold approximately $344, $1,208 and $1,108, respectively, in products to D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, until August 25, 1995, when MICROS acquired controlling interest. The fiscal 1996 activity covers only the period from July through August 1995, since sales are eliminated as intercompany after that date.

          During fiscal 1996, 1995 and 1994, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $217, $183 and $154, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company terminating on June 30, 2000 in exchange for a base salary commencing at $150 plus a target bonus of $70, with annual adjustments.

13.       Employee benefit plan (in thousands):

          The Company sponsors an employee savings plan which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. Prior to January 1, 1995, the Company elected to contribute to the Plan at its discretion. Effective January 1, 1995, the Company changed its policy to make a contribution of one percent of the salary of all eligible, non-highly compensated employees and to match fifty percent of the first five percent of each participating employee's voluntary contributions.
          The Company may elect to make additional contributions, at its discretion. Company contributions were made during the years ended June 30, 1996, 1995 and 1994 totaling $649, $346 and $241, respectively.

          The Company does not have any obligations to past or present employees related to post employment benefits.

14.       Geographic information:

          The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems and central reservation systems products for the hospitality industry. Foreign sales aggregated approximately 48%, 33% and 29%, of revenue in fiscal 1996, 1995 and 1994, respectively.

          MICROS products are distributed in the U.S. and internationally, primarily in Europe and the Pacific Rim, through independent Dealer/Distributors and company-owned sales and service offices. The Company's principal customers are lodging and food service-related businesses. Economic risks are similar for these businesses in that consumers generally spend more time lodging and dining away from home in robust economies and less time in slow or recessionary economies. The Company's experience with the collections of trade receivables and the sales growth pattern follow general economic conditions. No significant concentration of credit risk exists within any geographic area.

          Operations in different geographic areas are as follows (in thousands):

                                                              Net Revenue
                                             ------------------------------------------
                                                 1996            1995             1994
                                                 ----         ---------           ----
          United States (1)                  $  96,084        $  76,914         $58,079
          International (2)                     81,965           35,107          21,186
                                                ------           ------          ------
          Net revenue                         $178,049         $112,021         $79,265
                                              ========         ========         =======
                                                         Income From Operations
                                             ------------------------------------------
                                                  1996             1995            1994
                                                  ----             ----            ----
          United States                         $9,076          $11,493        $  8,903
          International (2) (3)                  9,725            5,049           3,419
                                                 -----            -----           -----
          Income from operations               $18,801          $16,542         $12,322
                                               =======          =======         =======
                                                         Identifiable Assets
                                             ------------------------------------------
                                                1996             1995            1994
                                              --------         --------       ---------
          United States                        $97,449          $74,419         $55,905
          International (2)                     39,387           15,225          10,286
                                                ------           ------          ------
          Total assets                        $136,836          $89,644         $66,191
                                              ========          =======         =======

(1) Included in United States Net Revenue are export sales amounting to $2,702, $1,526 and $1,583 for each of the respective years.

(2) The International geographic area is principally comprised of operations in Europe and the Pacific Rim.

(3) Excluded from fiscal 1996 income from operations is a charge for purchased incomplete software technology in the amount of $14,770 relating to the acquisition of Fidelio.

15. Quarterly financial information (unaudited-in thousands, except per share amounts):

      Quarterly financial information for fiscal 1996 and 1995 is presented in the following tables:


                                                            First      Second        Third      Fourth
 1996                                                     Quarter     Quarter      Quarter     Quarter
 ----                                                     -------     -------      -------     -------
 Revenue                                                  $32,360     $42,888      $47,305     $55,496
                                                          =======     =======      =======     =======

 Gross margin                                             $15,961     $21,190      $23,399     $27,201
                                                          =======     =======      =======     =======

 Income (loss) from operations                             $4,514    $(9,413)       $2,728      $6,202
                                                           ======    ========       ======      ======

 Net income (loss)                                         $3,254    $(5,088)       $1,182      $3,044
                                                           ======    ========       ======      ======

 Net income (loss) per common and common equivalent
   share                                                    $0.41     $(0.63)        $0.15       $0.38
                                                            =====     =======        =====       =====
 Stock Prices (in dollars)
 -------------------------
 High                                                      39-1/2      49-3/4       53-3/4          33
 Low                                                           31      32-3/4           23      20-1/4
========================================================================================================

                                                  First      Second        Third      Fourth
 1995                                            Quarter     Quarter      Quarter     Quarter
 ----                                          ----------  ----------   ----------   ---------
 Revenue                                          $24,474     $27,122      $25,186     $35,239
                                                  =======     =======      =======     =======

 Gross margin                                     $12,393     $13,348      $12,636     $17,380
                                                  =======     =======      =======     =======

 Income from operations                            $4,104      $4,467       $3,087      $4,884
                                                   ======      ======       ======      ======

 Net income                                        $3,036      $2,880       $2,224      $3,437
                                                   ======      ======       ======      ======

 Net income per common and common
 equivalent share                                   $0.38       $0.36        $0.28       $0.43
                                                    =====       =====        =====       =====

 Stock Prices (in dollars)
 -------------------------
 High                                              33-1/2      41-1/4       38-1/8          35
 Low                                               26-1/4      28-3/4           28      27-3/4
==================================================================================================

          The Company has never paid a dividend. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of dividends which may be payable.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                for the years ended June 30, 1996, 1995 and 1994
                                 (in thousands)



                                                  Balance at    Charged                                       Balance
                                                   beginning       to                                         at end
    Description                                    of period    expenses    Deductions          Other(1)     of period
- ------------------------------------------         ---------    --------    ----------          --------     ---------
Year ended June 30, 1996:
    Allowance for doubtful accounts                   $1,229        $473         $(45)              $269        $2,016
    Reserve for inventory obsolescence                 1,318         445           148   (2)        (10)         1,605
                                                       -----         ---           ---              ----         -----
                                                      $2,547        $918          $103              $259        $3,621
                                                      ======        ====          ====              ====        ======

Year ended June 30, 1995:
    Allowance for doubtful accounts                     $764        $697          $232                $-        $1,229
    Reserve for inventory obsolescence                   973         503           158   (2)          --         1,318
                                                         ---         ---           ---                --         -----
                                                      $1,737      $1,200          $390              $-0-        $2,547
                                                      ======      ======          ====              ====        ======
Year ended June 30, 1994:
    Allowance for doubtful accounts                     $696        $274          $206                $-          $764
    Reserve for inventory obsolescence                   476         564            67   (2)          --           973
                                                         ---         ---            --                --           ---
                                                      $1,172        $838          $273              $-0-        $1,737
                                                      ======        ====          ====              ====        ======

(1) Primarily related to the Company's acquisitions of foreign subsidiaries and translation.
(2) Material scrapped or otherwise disposed.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MICROS SYSTEMS, INC.

 Date:              9-30-96         By:  s/Gary C. Kaufman
                    -------         ---  -----------------
                                         Gary C. Kaufman
                                         Senior Vice President, Finance and
                                         Administration/Chief Financial
                                         Officer


 Date:              9-30-96         By:  s/Roberta J. Watson
                    -------         ---  -------------------
                                         Roberta J. Watson
                                         Vice President and Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

     Name                                     Title
 -----------------------------     ---------------------------
 s/Louis M. Brown, Jr.                                                      9-30-96
 ------------------------                 Director and                      -------
 Louis M. Brown, Jr.                  Chairman of the Board

 s/A. L. Giannopoulos                Director and President                 9-30-96
 ------------------------            Chief Executive Officer                -------
 A. L. Giannopoulos

 s/Ronald J. Kolson                 Executive Vice President                9-30-96
 ------------------------            Chief Operating Officer                -------
 Ronald J. Kolson

 s/Gary C. Kaufman                    Senior Vice President                 9-30-96
 ------------------------          Finance and Administration               -------
 Gary C. Kaufman                     Chief Financial Officer

 s/Daniel Cohen                                                             9-30-96
 ------------------------                   Director                        -------
 Daniel Cohen

 s/Alan M. Voorhees                                                         9-30-96
 ------------------------                   Director                        -------
 Alan M. Voorhees

 s/Edward T. Wilson                                                         9-30-96
 ------------------------                   Director                        -------
 Edward T. Wilson

 s/John G. Puente                                                           9-30-96
 ------------------------                   Director                        -------
 John G. Puente


                                 EXHIBIT INDEX

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

10a1. Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2. First Amendment to the Amendment and restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10c1. Stock Unit Purchase Agreement dated October 30, 1986 between Westinghouse Electric Corporation and MICROS Systems, Inc. is incorporated herein by reference to Exhibit 4d to the Registration Statement on Form S-3 of the Company filed on January 25, 1995.

10c2. Letter Agreement dated May 2, 1995 between Westinghouse Electric Corporation and MICROS Systems, Inc. is incorporated herein by reference to Exhibit 4e to Amendment No. 4 to the Registration Statement on Form S-3 of the Company filed on May 3, 1995 is incorporated herein by reference to Exhibit 10c2. to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d. Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation and J.P. Morgan Securities, Inc. Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d. to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e. Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10f. Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to
          Exhibit 10f to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10g. Employment Agreement dated August 25, 1995 between MICROS Systems, Inc. and Daniel Cohen is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10h. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

11.       Statement Regarding Computation of Earnings Per Share.

21.       Subsidiaries of the Company.

23.       Consent of Independent Accountants.

27.       Financial Data Schedule.

99.1 Final Statements of Acquired Business is incorporated herein by reference to Exhibit 99.1 to the Form 8-K/A filed February 13, 1996.

99.2 Pro forma Financial Information is incorporated herein by reference to Exhibit 99.2 to the Form 8-K/A filed February 13, 1996.