Form 10-Q
period 1996-09-30
MICROS SYSTEMS INC
filed 1996-11-14
CIK 320345

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the quarter ended September 30, 1996
                        Commission file number 0-9993


                            MICROS SYSTEMS, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


       MARYLAND                                                      52-1101488
--------------------------------------------------------------------------------
(State of incorporation)                                       (I.R.S. Employer
                                                         Identification Number)

12000 Baltimore Avenue, Beltsville, Maryland                       20705-1291
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


      Registrant's telephone number, including area code:  301-210-6000
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

As of September 30, 1996, there were 7,955,317 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1996

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

The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1996, as filed with the Securities and Exchange Commission.

With respect to the unaudited consolidated financial information for the three month periods ended September 30, 1996 and 1995, Price Waterhouse LLP has reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated November 12, 1996, appearing herein, states that it did not audit and it does not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if its report had not been included. Accordingly, the degree of reliance on its reports on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Unaudited - in thousands, except per share data)

                                                                   September 30,      June 30,
                                                                        1996            1996
                                                                        ----            ----
ASSETS
Current assets:
     Cash and cash equivalents                                            $14,894        $15,231
     Accounts receivable, net of allowance for
     doubtful accounts of $1,973 at September 30, 1996 and $2,016 at
     June 30, 1996                                                         49,690         49,250
     Inventories                                                           18,716         15,138
     Deferred income taxes                                                  3,899          3,899
     Prepaid expenses and other current assets                              5,168          4,420
                                                                            -----          -----
          Total current assets                                             92,367         87,938

Property, plant and equipment, net of accumulated
     depreciation and amortization of $13,485 at
     September 30, 1996 and $13,331 at June 30, 1996                       16,196         15,623
Note receivable                                                               225            225
Deferred income taxes, non-current                                          5,748          5,580
Goodwill and intangible assets, net of
     accumulated amortization of $4,066 at
     September 30, 1996 and $3,346 at June 30, 1996                        20,504         20,746
Capitalized computer software development costs,
     net of accumulated amortization of $3,558 at
     September 30, 1996 and $2,650 at June 30, 1996                         7,185          6,287
Other assets                                                                  594            437
                                                                           ------         ------
Total assets                                                             $142,819       $136,836
                                                                         ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                 $13,458        $14,947
     Current portion of long-term debt                                      4,513          5,238
     Current portion of capital lease obligation                              129            124
     Accounts payable                                                      16,173         12,726
     Accrued expenses and other current liabilities                        22,896         23,927
     Income taxes payable                                                   2,831            986
     Deferred service revenue                                              11,150          9,295
                                                                           ------          -----
          Total current liabilities                                        71,150         67,243

Long-term debt, net of current portion                                      5,591          6,704
Capital lease obligation, net of current portion                            3,424          3,458
Deferred income taxes                                                       2,588          2,588
Minority interests                                                            933            648
                                                                            -----          -----
          Total liabilities                                                83,686         80,641
                                                                           ------         ------

Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 10,000
     shares; issued and outstanding 7,955 at
     September 30, 1996 and 7,944 at June 30, 1996                            199            199
     Capital in excess of par                                              16,353         16,253
     Retained earnings                                                     42,121         39,794
     Accumulated foreign currency translation
     adjustments                                                              460           (51)
                                                                              ---           ----
          Total shareholders' equity                                       59,133         56,195
                                                                           ------         ------

Total liabilities and shareholders' equity                               $142,819       $136,836
                                                                         ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                            1996               1995
                                                       ------------        ------------
Revenue:
  Hardware and software                                     $30,961           $24,764
  Service                                                    16,555             7,596
                                                             ------             -----
Total revenues                                               47,516            32,360
                                                             ------            ------

Costs and expenses:
  Cost of sales
      Hardware and software                                  14,969            12,743
      Service                                                 8,403             3,656
                                                              -----             -----
  Total cost of sales                                        23,372            16,399

  Selling, general and administrative
        expenses                                             15,992             9,560
  Research and development expenses                           1,946             1,368
  Depreciation and amortization                               1,806               519
                                                              -----               ---
Total costs and expenses                                     43,116            27,846
                                                             ------            ------

Income from operations                                        4,400             4,514
Non-operating income (expense):
  Interest income                                               106               339
  Interest expense                                             (412)              (88)
  Other income (expense), net                                    41              (168)
                                                                 --              -----
Income before taxes and equity in net earnings
 of affiliates and minority interests                         4,135             4,597
Income taxes                                                  1,654             1,627
                                                             ------            ------
Income before equity in net earnings of affiliates
   and minority interests                                     2,481             2,970
Equity in net earnings of affiliates and minority
   interests                                                   (154)              284
                                                               -----              ---
Net income                                                   $2,327            $3,254
                                                             ======            ======

Net income per common and common  equivalent share           $ 0.29            $ 0.41
                                                             ======            ======
Weighted-average number of common and common
   equivalent shares outstanding                              7,971             7,978
                                                              =====             =====

   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                  Three months ended September 30,
                                                  --------------------------------
                                                       1996              1995
                                                       ----              ----
Net cash flows from operating activities:             $6,328            $  300
                                                      ------            ------
Cash flows from investing activities:
     Purchases of property, plant and
            equipment                                 (1,563)           (1,208)
     Proceeds on dispositions of property,
        plant and equipment                              113                --
     Capitalized software development
            costs                                     (1,151)             (149)
     Sale of short-term investments                       --               700
     Dividends from and loans to affiliates               --               156
     Net cash paid for acquisitions                      (96)             (821)
                                                      ------            ------
          Net cash used in investing
                  activities                          (2,697)           (1,322)
                                                      ------            ------

Cash flows from financing activities:
     Principal payments on line of credit             (1,947)               --
     Principal payments on long-term debt
          and capital lease obligation                (2,146)             (161)
     Proceeds from issuance of stock                     100                83
     Income tax benefit from stock options
        exercised                                         25                66
                                                      ------            ------
          Net cash used in financing
                activities                            (3,968)              (12)
                                                      ------            ------

 Net decrease in cash and cash
                 equivalents                            (337)           (1,034)
 Cash and cash equivalents at beginning of
      period                                          15,231             23,215
                                                     -------            -------
 Cash and cash equivalents at end of
           period                                    $14,894            $22,181
                                                     =======            =======

 Supplemental disclosures of cash flow
         information:

      Cash paid during the period for:
           Interest                                    $ 548              $  99
                                                       =====              =====
           Income taxes                                $ 471              $ 648
                                                       =====              =====

Supplemental schedule of noncash financing and investing activities:

         In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000,000 (approximately $2,800,000 at exchange rates in effect at the date of purchase), payable FF 8,000,000 at closing and FF 6,000,000 over the next four years, plus potential additional payments based on earnings over the next four years. The unamortized discount on the note, based on an imputed annual interest rate of 8.75% is $124,000 at September 30, 1996.


The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the Quarter Ended
                              September 30, 1996
                                 (Unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                                                    September 30,              June 30,
                                                                        1996                     1996
                                                                 ------------------       -----------------
         Raw materials                                           $           4,433        $           3,528
         Work-in-process                                                     4,376                    2,955
         Finished goods                                                      9,907                    8,655
                                                                 -----------------        -----------------
                                                                 $          18,716        $          15,138
                                                                 =================        =================

2.       Acquisition of Fidelio Software GmbH

         On November 30, 1995, the Company acquired the remaining 70% of Fidelio Software GmbH ("Fidelio") for approximately $28.5 million in a transaction which has been accounted for under the purchase method.
         In fiscal 1993, 15% of the capital stock of Fidelio had been acquired and an additional 15% was acquired in October 1994, at which time MICROS began accounting for Fidelio under the equity method. Goodwill related to these purchases aggregated $20.5 million at November 30, 1995 and is being amortized over nine years.

         Unaudited pro forma information for the three-month period ended September 30, 1995, as if the acquisition had occurred on the first day of that period, but excluding a one-time write-off of the purchased incomplete software technology is shown below. Such pro forma information also reflects the pro forma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. ("ETI") in October 1995 for $4,000,000.

                                                      Three Months Ended September 30, 1995
                                                      (in thousands, except per share data)
                                                      -------------------------------------
                 Revenue                                              $ 46,785
                 Net income                                           $  3,392
                 Net income per share                                 $   0.43

3.       Accounting for Stock-Based Compensation

         Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, was issued in October 1995. Adoption of SFAS 123 is required for the Company's fiscal 1997 year-end financial statements. Under SFAS 123, the Company will continue to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Beginning with financial statements for fiscal year-end 1997, the Company will provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied to the Company's stock option grants made subsequent to fiscal 1995. The impact of SFAS 123 on the Company's pro forma information to be provided has not been determined.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the Quarter Ended
                              September 30, 1996
                                 (Unaudited)

4.       Legal proceedings

         MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

         On August 1, 1996, Executive Technologies of Southwest Florida, Inc. ("ETI", since renamed Fidelio Technologies, Inc., a MICROS indirect subsidiary) filed suit against Crested Butte Mountain Resort, Inc. ("CBMR") in Circuit Court in Collier County, Florida. ETI alleged that CBMR breached a development agreement by failing to pay to ETI when due certain software development fees. On August 14, 1996, CBMR filed suit against ETI, MICROS and Fidelio in District Court in Gunnison County, Colorado. In the Colorado action filed by CBMR, CBMR alleged that ETI had breached the same development agreement under which ETI alleged the default of CBMR in the Florida court. On October 31, 1996, the parties to the law suit amicably settled all claims, and the litigation in both Florida and Colorado was dismissed with prejudice. This settlement, after consideration of a previously established accrual, will not have a material effect on the Company's results of operations.

5.       Reclassifications

         Certain balances have been reclassified to conform to fiscal 1997 presentation.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended September 30, 1996

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources

         On November 21, 1995, the Company obtained a $25.0 million unsecured committed line of credit which expires on December 31, 1996. The Company anticipates renewing this line of credit for an additional one year period. As a result of the Fidelio acquisition, the Company obtained additional lines of credit from three European banks now aggregating DM 15.0 million (approximately $10.1 million at the September 30, 1996 exchange rate). At September 30, 1996, the Company had borrowed approximately $13.5 million and has approximately $21.6 million available. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not engage in any foreign exchange hedging.

         In addition, the Company has long-term debt, both current and non-current, of approximately $10.1 million as of September 30, 1996. The majority of this debt stems from the Fidelio acquisition.

         Net cash provided by operating activities for the three months ended September 30, 1996 was $6.3 million. In addition, the Company used $1.6 million for the purchase of property, plant and equipment. Financing activities for the first three months of fiscal 1997 used $4.0 million, primarily due to the repayment of lines of credit and other borrowings.

         The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 1997 will be comparable to its fiscal 1996 expenditures.

         Results of Operations - First Quarter Comparison

         The Company recorded net income of $.29 per common share in the first quarter of fiscal 1997, compared with net income of $.41 per common share in the first quarter of fiscal 1996. The lower net income was primarily due to higher expenses related to recently acquired businesses, interest expense associated with debt financing, and a higher tax rate attributed to increased foreign income.

         Revenue for the first quarter of fiscal 1997 increased $15.2 million, or 46.8%, compared to the same period last year. Sales increased in most distribution channels worldwide. For the first quarter, Property Management System ("PMS") sales increased $12.6 million in fiscal 1997 over the first quarter of fiscal 1996. The PMS sales increases were primarily due to the acquisition of Fidelio on November 30, 1995. Sales of Point of Sale ("POS") hardware, software and related services increased $2.6 million in the first quarter of fiscal 1997 compared to the same period a year earlier, primarily due to increased sales in the Company's direct sales offices in the U.S. and Europe, partially offset by decreased sales to the Company's indirect distributors in the Europe/Africa/Middle East region. This region's decrease was due to the Company's purchase of certain distributors during fiscal 1996. For the first quarter of fiscal 1997, hardware and software sales increased $6.2 million, or 25.0%, while service revenues increased $9.0 million, or 118.0%, over the same period a year earlier.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended September 30, 1996

         Results of Operations - First Quarter Comparison Continued

         Cost of sales, as a percentage of revenue, decreased to 49.2% from 50.7% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Cost of sales for hardware and software products, as a percentage of related revenue, was 48.3% in the first quarter of fiscal 1997 compared to 51.5% for the same quarter a year earlier as a result of a favorable shift in sales distribution from the indirect to direct sales channels and an increase in higher-margin Fidelio software sales as a percentage of total revenue. Service costs, as a percentage of service revenue, increased to 50.8% in the first quarter of fiscal 1997 compared to 48.1% in the same quarter in fiscal 1996. The increased costs were primarily due to the higher labor costs for subcontracting installations and lower utilization of in-house installation personnel.

         Selling, general and administrative expenses increased $6.4 million, or 67.3%, in the first quarter of fiscal 1997 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 33.7% in the first quarter of fiscal 1997 compared to 29.5% in the first quarter of fiscal 1996. The increase is primarily a result of the Company's fiscal 1996 acquisitions of Fidelio on November 30, 1995 and to a lesser degree, its acquisition of D.A.C. Systemes on August 25, 1995.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $578,000, or 42.3%, in the first quarter of fiscal 1997 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $1.2 million in the first quarter of fiscal 1997 and $149,000 in the first quarter of fiscal 1996, increased $1.6 million, or 104.1%, compared to the same period a year earlier. The increase in absolute dollars is primarily due to PMS product development as a result of the acquisition of Fidelio in November 1995 and the additional staffing required to develop new POS products.

         Income from operations for the first quarter of fiscal 1997 was $4.4 million, or 9.3% of revenue, compared to $4.5 million, or 13.9% of revenue, in the same period a year earlier. Higher selling, general and administrative expenses, increased research and development expenses along with higher depreciation and amortization expenses have adversely impacted income from operations in the quarter, primarily due to the Fidelio acquisition.

         Interest income for the first quarter of fiscal 1997 decreased $233,000 to $106,000, or 68.7%, compared to $339,000 for the first quarter of fiscal 1996. The decrease in interest income for the period is primarily due to the use of cash to purchase Fidelio. Interest expense increased $324,000 to $412,000 for the first quarter of fiscal 1997 from $88,000 for the same period a year ago. The increase in interest expense is directly attributable to the debt incurred in connection with the Fidelio acquisition.

         The effective tax rate for the first quarter of fiscal 1997 is 40.0% compared to a tax rate of 35.4% for the same quarter a year earlier. The increase in the tax rate is primarily due to a shift in the mix of earnings on a country-by-country basis to those countries with higher tax rates.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended September 30, 1996

         Results of Operations - First Quarter Comparison Continued

         Summary

         The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry, fueled in part by the acquisitions consummated in calendar year 1995. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company recently has experienced greater gross margin pressure on its products than it has in the past, and the Company expects this trend to continue. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software and services, to prevent future declines in the Company's overall gross margin.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS Systems, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three month periods ended September 30, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended (not presented herein), and in our report dated September 20, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE LLP


Baltimore, Maryland
November 12, 1996

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 1996

                         Part II - Other Information


Item 1.  Legal Proceedings.

         On August 1, 1996, Executive Technologies of Southwest Florida, Inc. ("ETI", since renamed Fidelio Technologies, Inc., a MICROS indirect subsidiary) filed suit against Crested Butte Mountain Resort, Inc. ("CBMR") in Circuit Court in Collier County, Florida. ETI alleged that CBMR breached a development agreement by failing to pay to ETI when due certain software development fees. On August 14, 1996, CBMR filed suit against ETI, MICROS and Fidelio in District Court in Gunnison County, Colorado. In the Colorado action filed by CBMR, CBMR alleged that ETI had breached the same development agreement under which ETI alleged the default of CBMR in the Florida court. On October 31, 1996, the parties to the law suit amicably settled all claims, and the litigation in both Florida and Colorado was dismissed with prejudice. This settlement, after consideration of a previously established accrual, will not have a material effect on the Company's results of operations.

Items 2 through 4.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.  Other Information

         On September 20, 1996, at a properly called meeting of the Board, the Board appointed F. Suzanne Jenniches as the newest member of the Board. Ms. Jenniches, 48, is currently Vice President and General Manager of Automation and Information Systems for the Electronic Sensors and Systems Division of Northrop Grumman, which, either directly or through subsidiaries, designs and develops postal automation systems, intelligent material management systems, enterprise management systems, airline reservation systems and information systems for the travel industry, license plate readers, imaging inspection systems, and records management systems. Ms. Jenniches is past president of the National Society of Women Engineers, has served on the board of governors for the American Association of Engineering Societies, and is currently a board member of the State of Maryland's Greater Baltimore Committee Technology Council. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in environmental engineering from The Johns Hopkins University.

         The Company introduced two new products in October 1996, the 3700 POS and the 3400 QSA (Quick Service Advantage). Both software products run on Microsoft's Windows 95 or Windows NT operating systems and operate on IBM compatible personal computers. The 3700 POS is a table service restaurant application software program. The product has been developed by MICROS. The 3400 QSA is a quick service restaurant application software program. The product is licensed on a non-exclusive basis from a third party developer. MICROS has development rights to the software to modify and customize as deemed appropriate or necessary. Shipments of the 3700 POS commenced in the second quarter of fiscal 1997. Shipments of the 3400 QSR are expected to commence in the third quarter of fiscal 1997.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 1996

                    Part II - Other Information, continued


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 15 - Letter Regarding Unaudited Interim Financial
                               Information

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K - None

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MICROS SYSTEMS, INC.
                             -----------------------
                                   (Registrant)

November 14, 1996            S/Gary C. Kaufman
-----------------            ---------------------------
                             Gary C. Kaufman
                             Senior Vice President, Finance and
                             Administration/Chief Financial Officer


November 14, 1996            S/Roberta J. Watson
-----------------            -------------------
                             Roberta J. Watson
                             Vice President and Controller

                                                     EXHIBIT INDEX

                                                                                    Sequentially
Exhibit                                                                            Numbered Page
-------                                                                            -------------
11.                       Computation of Earnings Per Share                               16

15.                       Letter regarding Unaudited Interim                              17
                          Financial Information

27.                       Financial Data Schedule                                         N/A