Form 10-Q
period 1996-12-31
MICROS SYSTEMS INC
filed 1997-02-14
CIK 320345

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For the quarter ended December 31, 1996
                        Commission file number 0-9993


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


As of December 31, 1996, there were 7,957,984 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1996

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

With respect to the unaudited consolidated financial information for the three and six month periods ended December 31, 1996 and 1995, Price Waterhouse LLP has reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated February 10, 1997, appearing herein, states that it did not audit and it does not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not conducted any significant or additional audit tests beyond those which would have been necessary if its report had not been included. Accordingly, the degree of reliance on its reports on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except per share data)

                                                              December 31,       June 30,
                                                                   1996            1996
                                                                   ----            ----
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $ 13,970       $ 15,231
     Accounts receivable, net of allowance for
       doubtful accounts of $2,059 at December 31,
       1996 and $2,016 at June 30, 1996                             55,310         49,250
     Inventories                                                    18,172         15,138
     Deferred income taxes                                           3,899          3,899
     Prepaid expenses and other current assets                       3,925          4,420
                                                                  ---------      ---------
          Total current assets                                      95,276         87,938

Property, plant and equipment, net of accumulated
     depreciation and amortization of $13,952 at
     December 31, 1996 and $13,332 at June 30, 1996                 16,980         15,623
Note receivable                                                        225            225
Deferred income taxes, non-current                                   5,539          5,580
Goodwill and intangible assets, net of
     accumulated amortization of $4,754 at
     December 31, 1996 and $3,346 at June 30, 1996                  19,665         20,746
Purchased and internally developed software costs,
     net of accumulated amortization of $3,841 at
     December 31, 1996 and $2,650 at June 30, 1996                   8,889          6,287
Other assets                                                           616            437
                                                                  ---------      ---------
Total assets                                                      $147,190       $136,836
                                                                  =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Bank lines of credit                                         $ 13,486       $ 14,947
     Current portion of long-term debt                               3,984          5,238
     Current portion of capital lease obligation                       134            124
     Accounts payable                                               14,296         12,726
     Accrued expenses and other current liabilities                 24,062         23,927
     Income taxes payable                                            3,381            986
     Deferred service revenue                                       12,805          9,295
                                                                  ---------      ---------
          Total current liabilities                                 72,148         67,243

Long-term debt, net of current portion                               5,022          6,704
Capital lease obligation, net of current portion                     3,389          3,458
Deferred income taxes                                                2,595          2,588
Minority interests                                                   1,449            648
                                                                  ---------      ---------
          Total liabilities                                         84,603         80,641
                                                                  ---------      ---------

Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 10,000
      shares; issued and outstanding 7,958 at
      December 31, 1996 and 7,944 at June 30, 1996                     199            199
     Capital in excess of par                                       16,375         16,253
     Retained earnings                                              46,132         39,794
     Accumulated foreign currency translation
      adjustments                                                     (119)           (51)
                                                                  ---------      ---------
          Total shareholders' equity                                62,587         56,195
                                                                  ---------      ---------

Total liabilities and shareholders' equity                        $147,190       $136,836
                                                                  =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                          1996                  1995
                                                       ----------             --------
Revenue:
  Hardware and software                                     $35,867           $29,646
  Service                                                    20,090            13,242
                                                            --------          --------
Total revenues                                               55,957            42,888
                                                            --------          --------

Costs and expenses:
   Cost of sales
      Hardware and software                                  17,613            16,207
      Service                                                10,060             5,491
                                                            --------          --------
  Total cost of sales                                        27,673            21,698

  Selling, general and administrative
    expenses                                                 16,813            13,293
  Research and development expenses                           2,467             1,673
  Purchased incomplete software technology                        0            14,770
  Depreciation and amortization                               1,511               867
                                                            --------          --------
Total costs and expenses                                     48,464            52,301
                                                            --------          --------

Income (loss) from operations                                 7,493            (9,413)
Non-operating income (expense):
  Interest income                                               113               263
  Interest expense                                             (371)             (365)
  Other income (expense), net                                   101               100
                                                            --------          --------
Income (loss) before taxes and minority
 interest and equity in net earnings of
 affiliates                                                   7,336            (9,415)

Income tax expense (benefit)                                  2,938            (4,575)
                                                            --------          --------
Income (loss) before minority interest and
  equity in net earnings of affiliates                        4,398            (4,840)
Minority interest and equity in net
  earnings of affiliates                                       (387)             (248)
                                                            --------          --------
Net income (loss)                                           $ 4,011           $(5,088)
                                                            ========          ========

Net income (loss) per common and common
  equivalent share                                          $   .50           $ (0.63)
                                                            ========          ========
Weighted-average number of common and
  common equivalent shares outstanding                        8,055             8,015
                                                            ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                        Six Months Ended December 31,
                                                        ------------------------------
                                                           1996                1995
                                                        ----------          ----------
Revenue:
  Hardware and software                                     $66,828           $54,410
  Service                                                    36,645            20,838
                                                            --------          --------
Total revenues                                              103,473            75,248
                                                            --------          --------

Costs and expenses:
   Cost of sales
      Hardware and software                                  32,581            28,950
      Service                                                18,463             9,147
                                                            --------          --------
  Total cost of sales                                        51,044            38,097

  Selling, general and administrative
   expenses                                                  32,806            22,853
  Research and development expenses                           4,413             3,041
  Purchased incomplete software technology                        0            14,770
  Depreciation and amortization                               3,317             1,386
                                                            --------          --------
Total costs and expenses                                     91,580            80,147
                                                            --------          --------

Income (loss) from operations                                11,893            (4,899)
Non-operating income (expense):
  Interest income                                               219               602
  Interest expense                                             (782)             (453)
  Other income (expense), net                                   142               (68)
                                                            --------          --------
Income (loss) before taxes and minority
 interest and equity in net earnings of
 affiliates                                                  11,472            (4,818)

Income tax expense (benefit)                                  4,592            (2,948)
                                                            --------          --------
Income (loss) before minority interest and
  equity in net earnings of affiliates                        6,880            (1,870)
Minority interest and equity in net
  earnings of affiliates                                       (542)               36
                                                            --------          --------
Net income (loss)                                           $ 6,338           $(1,834)
                                                            ========          ========

Net income (loss) per common and common
  equivalent share                                          $   .79           $ (0.23)
                                                            ========          ========
Weighted-average number of common and
  common equivalent shares outstanding                        7,997             7,998
                                                            ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                          Six months ended December 31,
                                                          -----------------------------
                                                            1996               1995
                                                          ---------          ----------
Net cash flows from operating activities:                    $10,283           $(8,920)
                                                             --------          --------
Cash flows from investing activities:
     Purchases of property, plant and
        equipment                                             (3,100)           (2,472)
     Proceeds on dispositions of property,
        plant and equipment                                       35                --
     Purchased and internally developed
        software costs                                        (3,450)             (430)
     Sale of short-term investments                              --              3,170
     Dividends (to) minority owners and
        received from affiliates                                (112)              581
     Loan to affiliate                                           --             (2,347)
     Net cash paid for acquisitions and
        minority interests                                      (494)          (27,036)
                                                             --------          --------
          Net cash used in investing
              activities                                      (7,121)          (28,534)
                                                             --------          --------

Cash flows from financing activities:
     Principal payments on line of credit                     (1,451)              --
     Principal payments on long-term debt
         and capital lease obligation                         (3,155)             (214)
     Proceeds from line of credit and long
         term debt                                                59            22,044
     Proceeds from issuance of stock                              99               273
     Income tax benefit from stock options
         exercised                                                25                66
                                                             --------          --------
          Net cash (used in) provided by
              financing activities                            (4,423)           22,169
                                                             --------          --------

 Net decrease in cash and cash
      equivalents                                             (1,261)          (15,285)
 Cash and cash equivalents at beginning of
      period                                                  15,231            23,215
                                                             --------          --------
 Cash and cash equivalents at end of
      period                                                 $13,970           $ 7,930
                                                             ========          ========

 Supplemental disclosures of cash flow
      information:

      Cash paid during the period for:
           Interest                                          $   943           $   337
                                                             ========          ========
           Income taxes                                      $ 2,216           $ 3,244
                                                             ========          ========

Supplemental schedule of noncash financing and investing activities:

         In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000,000 (approximately $2,800,000 at exchange rates in effect at the date of purchase), payable FF 8,000,000 at closing and FF 6,000,000 over the next four years, plus potential additional payments based on earnings over the next four years. The unamortized discount on the note, based on an imputed annual interest rate of 8.75%, is $115,800 at December 31, 1996.

         In October 1996, the Company purchased the remaining 30% interest in one of its majority-owned subsidiaries for $399,000, payable $79,800 at closing and $319,200 over the next four years, beginning October 1, 1997. The note bears interest at the prime rate and is adjusted annually each October 1st.

The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Quarter Ended December 31, 1996
                                 (Unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                                    December 31,               June 30,
                                                        1996                     1996
                                                 -----------------        -----------------
         Raw materials                           $           4,927        $           3,528
         Work-in-process                                     4,356                    2,955
         Finished goods                                      8,889                    8,655
                                                 -----------------        -----------------
                                                 $          18,172        $          15,138
                                                 =================        =================

2.       Acquisitions

         A.  Fidelio Software GmbH

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

         Unaudited pro forma information for the six-month period ended December 31, 1995, as if the acquisition had occurred on the first day of that period, but excluding a one-time write-off of the purchased incomplete software technology is shown below. Such pro forma information also reflects the pro forma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. ("ETI") in October 1995 for $4,000,000.

                                                             Six Months Ended December 31, 1995
                                                            (in thousands, except per share data)
                                                            -------------------------------------
                             Revenue                                  $ 99,910
                             Net income                               $  6,055
                             Net income per share                     $   0.76

         B.  Minority Interests

         The Company acquired the minority interests in several of its subsidiaries during fiscal 1997 at a cost of approximately $700,000. Goodwill approximated this total amount and is being amortized over periods ranging from five to ten years.


3.       Stock options

         On November 22, 1996, the shareholders of the Company voted to approve a proposal to increase the number of shares available under the 1991 Stock Option Plan by 600,000 with the aggregate number of shares that can be issued under the plan being 1,150,000. Following shareholder approval, the Company continued to grant options in accordance with the terms of the 1991 Stock Option Plan, as amended.

         Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, was issued in October 1995. Adoption of SFAS 123 is required for the Company's fiscal 1997 year-end financial statements. Under SFAS 123, the Company will continue to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Beginning with financial statements

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended December 31, 1996
                                  (Unaudited)

3.       Stock options, continued

         for fiscal year ending June 30, 1997, the Company will provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied to the Company's stock option grants made subsequent to fiscal 1995. The impact of SFAS 123 on the Company's pro forma information to be provided has not been determined.

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

         On May 24, 1996, Imperial Hotels Corp. ("Imperial") filed suit against Executive Technologies of Southwest Florida, Inc. ("ETI"), MICROS and Fidelio in the Superior Court of the State of California for the County of Los Angeles. Imperial alleged, among other things, that ETI, an indirect wholly owned subsidiary of MICROS, breached a software license agreement ETI entered into with Imperial prior to Fidelio's acquisition of ETI, and prior to MICROS' acquisition of Fidelio. On November 20, 1996, the parties to the lawsuit amicably settled all claims, and the litigation was dismissed with prejudice. The settlement requires ETI to provide to Imperial certain software upgrades to the central reservation system currently licensed by Imperial. This settlement, for which an accrual had been established, did not have a material effect on the Company's results of operations.

5.       Reclassifications

         Certain balances have been reclassified to conform to fiscal 1997 presentation.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1996
                                  (Unaudited)

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources

         The Company has a $25.0 million unsecured committed line of credit which was renewed December 31, 1996 for an additional one year period, expiring on December 31, 1997. In addition, the Company obtained additional lines of credit from three European banks aggregating DM
         15.0 million (approximately $9.7 million at the December 31, 1996 exchange rate) as a result of its November 1995 acquisition of Fidelio. At December 31, 1996, the Company had borrowed approximately $13.5 million and has approximately $21.2 million available. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not engage in any foreign exchange hedging.

         In addition, the Company has long-term debt, both current and non-current, of approximately $9.0 million as of December 31, 1996. The majority of this debt stems from the Fidelio acquisition.

         Net cash provided by operating activities for the six months ended December 31, 1996 was $10.3 million. In addition, the Company used $6.6 million for the purchase of property, plant and equipment, internally developed software as well as software purchased from a third party. Financing activities for the first six months of fiscal 1997 used $4.4 million, primarily for debt repayment.

         The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 1997 will continue to increase for the remainder of the fiscal year and will exceed fiscal 1996 expenditures by approximately $1.0 to $1.5 million.

         Results of Operations - Second Quarter and Six Month Comparisons

         The Company recorded net income of $.50 per common share in the second quarter of fiscal 1997, compared with a net loss of $.63 per common share in the second quarter of fiscal 1996. Net income for the six months ended December 31, 1996, was $.79 per common share compared with a net loss of $.23 per common share for the first six months of fiscal 1996. The second quarter and first six months of fiscal 1996 results include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased incomplete software technology associated with the acquisition of Fidelio. Excluding this one-time charge, the increased net income was primarily due to higher sales volumes and improved gross margins, partially offset by higher operating expenses, interest expense associated with debt financing, and a higher tax rate attributed to increased foreign income.

         Revenue of $55.9 million for the second quarter of fiscal 1997 increased $13.1 million, or 30.5%, compared to the same period last year. For the first six months of fiscal 1997, revenue increased $28.2 million to $103.5 million, or 37.5%, over the same period in fiscal 1996. A comparison of the sales mix for fiscal years 1997 and 1996 is as follows:

                                  Three Months Ended                 Six Months Ended
                                     December 31,                       December 31,
                                  1996             1995               1996       1995
                                  ----             ----               ----       ----
         Hardware                 43.2%            54.9%             44.0%       59.5%
         Software                 20.9%            14.2%             20.6%       12.8%
         Service                  35.9%            30.9%             35.4%       27.7%
                                 ------           ------            ------      ------
                                 100.0%           100.0%            100.0%      100.0%
                                 ======           ======            ======      ======

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1996

         Results of Operations - Second Quarter and Six Month Comparisons, Continued

         While hardware sales represent a smaller proportion of total sales in fiscal 1997 in comparison to the prior year, this category continued to grow in absolute dollars. The increases in software and service sales, relative to total sales are primarily due to the acquisition of Fidelio on November 30, 1995.

         Combined hardware and software revenues for the second quarter of fiscal 1997 increased $6.2 million, or 21.0%, while service revenues increased $6.9 million, or 51.7%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $12.4 million, or 22.8%, while service revenues increased $15.8 million, or 75.9%, over the same period a year earlier.

         Cost of sales, as a percentage of revenue, decreased to 49.5% from 50.6% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. For the first six months of fiscal 1997, cost of sales, as a percentage of revenue, decreased to 49.3% from 50.6% for the same period a year earlier. Cost of sales for hardware and software products, as a percentage of related revenue, was 49.1% in the second quarter of fiscal 1997 compared to 54.7% for the same quarter a year earlier as a result of a favorable shift in sales distribution from the indirect to direct sales channels and an increase in higher-margin Fidelio software sales as a percentage of total revenue. For the first six months of fiscal 1997, cost of sales for hardware and software products, as a percentage of related revenue, was 48.8% compared to 53.2% for the same period in fiscal 1996.

         Service costs, as a percentage of service revenue, increased to 50.1% in the second quarter of fiscal 1997 compared to 41.4% in the same quarter in fiscal 1996. Service costs, as a percentage of service revenue, increased to 50.4% in the first six months of fiscal 1997 compared to 43.9% for the same period in fiscal 1996. The increased costs for both the quarter and year-to-date were primarily due to continued investment in the Company's service organization and infrastructure.

         Selling, general and administrative expenses increased $3.5 million, or 26.5%, in the second quarter of fiscal 1997 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 30.0% in the second quarter of fiscal 1997 compared to 31.0% in the second quarter of fiscal 1996 as sales grew at a rate in excess of these expenses. For the first six months of fiscal 1997, selling, general and administrative expenses, as a percentage of revenue, were 31.7% compared to 30.4% for the same period a year earlier. The year-to-date increase is primarily the result of the continued expansion of the Company's infrastructure, especially an increased emphasis on the sales and service organizations, including the addition of Fidelio in November 1995, three U.S. sales and service offices in fiscal 1996, D.A.C. Systemes/MICROS France and AD-Maintenance Informatique in August 1995 and increased sales and service staffing worldwide.

         Research and development expenses (exclusive of internally developed software costs), which consist primarily of labor costs, increased $794,000, or 47.5%, in the second quarter of fiscal 1997 compared to the same period a year earlier. Actual research and development expenditures, including internally developed software costs of $1.1 million in the second quarter of fiscal 1997 and $278,000 in the second quarter of fiscal 1996, increased $1.6 million, or 82.5%, compared to the same period a year earlier. For the first six months of fiscal 1997, research and development expenses (exclusive of internally developed software costs),which consist primarily of labor costs, increased $1.4 million, or 45.1%, compared to the same period a year earlier. Actual research and development expenditures for the

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1996

         Results of Operations - Second Quarter and Six Month Comparisons, Continued

         first six months of fiscal 1997, including internally developed software costs of $2.2 million, increased $3.2 million, or 91.9%, compared to the same period a year earlier. The increase in absolute dollars for both the three-month and six-month periods is primarily due to Fidelio product development.

         Purchased incomplete software technology was a result of the one-time $14.8 million charge taken in the second quarter of fiscal 1996 associated with the acquisition of Fidelio.

         Income from operations for the second quarter of fiscal 1997 was $7.5 million, or 13.4% of revenue, compared to a loss from operations of $9.4 million in the same period a year earlier. Excluding the one-time expense of $14.8 million mentioned above, income from operations for last year's second quarter was $5.4 million. For the first six months of fiscal 1997, income from operations was $11.9 million compared to a loss of $4.9 million a year earlier or income of $9.9 million excluding the one-time write-off. For both the second quarter and first six months of fiscal 1997, the Company's improved income from operations is primarily due to higher sales and stronger gross margins.

         Interest income for the second quarter of fiscal 1997 decreased $150,000 to $113,000, or 57.0%, compared to $263,000 for the second quarter of fiscal 1996. The decrease in interest income for the period is primarily due to the use of cash to purchase Fidelio. Interest expense increased $6,000 to $371,000 for the second quarter of fiscal 1997 from $365,000 for the same period a year ago. Last year's results included a partial quarter of interest expense incurred on the Fidelio debt acquired on November 30, 1995. The Company reduced this debt subsequent to December 31, 1995. Interest income for the first six months in fiscal 1997 was $219,000 compared to $602,000, a decrease of 63.6%, for the comparable period in fiscal 1996 as a result of lower investment balances during fiscal 1997. Interest expense for the first six months in fiscal 1997 was $782,000 compared to $453,000, an increase of 72.6%, for the comparable period in fiscal 1996 primarily due to the increase in the Company's overall debt during the first six months of fiscal 1997 in comparison to the same period in fiscal 1996.

         The effective tax rate for the second quarter of fiscal 1997 is 40.0% compared to a benefit of 48.6% for the same quarter a year earlier. Excluding the one-time expense for the purchase of incomplete software technology and the related tax benefit, last year's second quarter's effective tax rate would have been 38.7%. For the first six months of fiscal 1997, the effective tax rate is 40.0% compared to a benefit of 61.2% for the first six months of fiscal 1996. Excluding the effect for the purchase of incomplete software technology expense and the related tax benefit, the six month tax rate for fiscal 1996 would have been 37.2%. The increase in the tax rate is primarily due to a shift in the mix of earnings on a country-by-country basis to those countries with higher tax rates.

         Summary

         The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry, fueled in part by the acquisitions consummated in calendar year 1995. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                   For the Quarter Ended December 31, 1996

         Results of Operations - Second Quarter and Six Month Comparisons, Continued

         pressure on its products, and the Company expects this to continue. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software and services, to prevent future declines in the Company's overall gross margin.

         Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new 3400 QSA and the new 3700 POS systems (see Part II, Item 5); adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays and technological difficulties; and controlling expenses.
         Other risks are disclosed in the Company's releases and SEC filings, including the Company's 1997 10-Q for the quarter ended September 30, 1996, and the Company's 1996 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS Systems, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and cash flows for the three and six month periods ended December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management.

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


Baltimore, Maryland
February 10, 1997

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1996

                          Part II - Other Information


Item 1.  Legal Proceedings.

         On May 24, 1996, Imperial Hotels Corp. ("Imperial") filed suit against Executive Technologies of Southwest Florida, Inc. ("ETI"), MICROS and Fidelio in the Superior Court of the State of California for the County of Los Angeles. Imperial alleged, among other things, that ETI, an indirect wholly owned subsidiary of MICROS, breached a software license agreement ETI entered into with Imperial prior to Fidelio's acquisition of ETI, and prior to MICROS' acquisition of Fidelio. On November 20, 1996, the parties to the lawsuit amicably settled all claims, and the litigation was dismissed with prejudice. The settlement requires ETI to provide to Imperial certain software upgrades to the central reservation system currently licensed by Imperial. This settlement, for which an accrual had been established, did not have a material effect on the Company's results of operations.


Items 2 through 4.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on November 22, 1996. A quorum was present and shareholders voted on the following matters:

         1.  Approval of an Amendment to the Articles of Incorporation

The shareholders voted 2,060,143 shares in the affirmative and 3,561,476 shares in the negative with respect to a proposal to adopt an amendment to the Company's Articles of Incorporation (the "Classified Board Amendment") to add a new article which would classify the Board of Directors into three classes of directors. A total of 17,692 shares abstained from the vote. There were 1,456,038 broker non-votes. The Classified Board Amendment provided for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. As the requisite number of shares required for approval was not obtained, the Classified Board Amendment was not approved and the Directors were accordingly approved for one-year terms.


         2.  Election of Directors

The management of the Company nominated a slate of seven persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:


                 Nominee                                    For                          Vote Withheld(Abstain)
                 -------                                    ---                          -------------
                 Louis M. Brown, Jr.                        6,992,657                    102,692
                 Daniel Cohen                               6,992,657                    102,692
                 A.L. Giannopoulos                          6,992,657                    102,692
                 F. Suzanne Jenniches                       6,992,657                    102,692
                 John G. Puente                             6,992,457                    102,892
                 Alan M. Voorhees                           6,992,457                    102,892
                 Edward T. Wilson                           6,992,557                    102,792

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

         3.  Selection of Independent Public Accountants

The Board of Directors of the Company selected Price Waterhouse LLP as the independent public accountants for the Company for the fiscal year ending June 30, 1997. A proposal (Proposal 3) to approve the selection of Price Waterhouse LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 7,084,145 shares voted in the affirmative; a total of 5,910 shares voted in the negative; and a total of 5,294 shares abstained from the vote.

         4.  Approval of Amendment to Stock Option Plan

The shareholders voted 4,413,495 shares in the affirmative and 1,009,683 shares in the negative to approve a proposal to increase the number of shares available under the 1991 Stock Option Plan by 600,000 with the aggregate number of shares that can be issued under the plan being 1,150,000; a total of 77,884 shares abstained from the vote and there were 1,594,287 broker non-votes.

Item 5.  Other Information

         The Company introduced two new products in October 1996, the 3700 POS and the 3400 QSA (Quick Service Advantage). Both software products run on Microsoft's Windows 95 or Windows NT operating systems and operate on IBM compatible personal computers. The 3700 POS is a table service restaurant application software program. The product has been developed by MICROS. The 3400 QSA is a quick service restaurant application software program. The product is licensed on a non-exclusive basis from a third party developer. MICROS has development rights to the software to modify and customize as deemed appropriate or necessary. Shipments of the 3700 POS commenced in the second quarter of fiscal 1997. Shipments of the 3400 QSR are expected to commence in the latter part of the third quarter of fiscal 1997.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1996

                     Part II - Other Information, continued


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10 - Material Contracts

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 15 - Letter Regarding Unaudited Interim
                               Financial Information

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K - None

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MICROS SYSTEMS, INC.
                                    -----------------------
                                          (Registrant)

February 14, 1997                   s/Gary C. Kaufman
-----------------                   -----------------
                                    Gary C. Kaufman
                                    Senior Vice President, Finance and
                                    Administration/Chief Financial Officer


February 14, 1997                   s/Roberta J. Watson
-----------------                   -------------------
                                    Roberta J. Watson
                                    Vice President and Controller

                                 EXHIBIT INDEX

                                                                        Sequentially
Exhibit                                                                 Numbered Page
-------                                                                 -------------
10.                       Material Contracts                                  19

11.                       Computation of Earnings Per Share                   21

15.                       Letter regarding Unaudited Interim                  22
                          Financial Information

27.                       Financial Data Schedule                             N/A