Form 10-Q
period 1997-03-31
MICROS SYSTEMS INC
filed 1997-05-15
CIK 320345

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1997
                         Commission file number 0-9993


                            MICROS SYSTEMS, INC.
    -------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



              MARYLAND                                  52-1101488
    -------------------------------------------------------------------
     (State of incorporation)                       (I.R.S. Employer
                                                 Identification Number)

       12000 Baltimore Avenue, Beltsville, Maryland     20705-1291
    -------------------------------------------------------------------
         (Address of principal executive offices)       (Zip code)


      Registrant's telephone number, including area code:  301-210-6000
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

                             YES   x          NO
                                -------          -------


As of March 31, 1997, there were 7,962,650 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1997

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

With respect to the unaudited consolidated financial information for the three and nine month periods ended March 31, 1997 and 1996, Price Waterhouse LLP has reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated May 14, 1997, appearing herein, states that it did not audit and it does not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not conducted any significant or additional audit tests beyond those which would have been necessary if its report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited consolidated financial information because such report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                (Unaudited)
                                                                  March 31,      June 30,
                                                                    1997           1996
                                                                    ----           ----
 ASSETS
 ------
 Current assets:
      Cash and cash equivalents                                    $ 18,251      $ 15,231
      Accounts receivable, net of allowance for
        doubtful accounts of $2,237 at March 31,
        1997 and $2,016 at June 30, 1996                             57,659        49,250
      Inventories                                                    20,101        15,138
      Deferred income taxes                                           3,899         3,899
      Prepaid expenses and other current assets                       4,204         4,420
                                                                   --------      --------
           Total current assets                                     104,114        87,938

 Property, plant and equipment, net of accumulated
      depreciation and amortization of $14,542 at
      March 31, 1997 and $13,332 at June 30, 1996                    17,547        15,623
 Note receivable                                                          0           225
 Deferred income taxes, non-current                                   5,044         5,580
 Goodwill and intangible assets, net of
      accumulated amortization of $5,326 at
      March 31, 1997 and $3,346 at June 30, 1996                     17,660        20,746
 Purchased and internally developed software costs,
      net of accumulated amortization of $4,069 at
      March 31, 1997 and $2,650 at June 30, 1996                      9,070         6,287
 Other assets                                                           620           437
                                                                   --------      --------
 Total assets                                                      $154,055      $136,836
                                                                   ========      ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
      Bank lines of credit                                         $ 11,882      $ 14,947
      Current portion of long-term debt                               3,570         5,238
      Current portion of capital lease obligation                       140           124
      Accounts payable                                               14,996        12,726
      Accrued expenses and other current liabilities                 26,823        23,927
      Income taxes payable                                            5,026           986
      Deferred service revenue                                       14,731         9,295
                                                                   --------      --------
           Total current liabilities                                 77,168        67,243

 Long-term debt, net of current portion                               4,182         6,704
 Capital lease obligation, net of current portion                     3,352         3,458
 Deferred income taxes                                                2,725         2,588
 Minority interests                                                   1,245           648
                                                                   --------      --------
           Total liabilities                                         88,672        80,641
                                                                   --------      --------

 Commitments and contingencies
 Shareholders' equity:
      Common stock, $.025 par; authorized 10,000
       shares; issued and outstanding 7,963 at
      March  31, 1997 and 7,944 at June 30, 1996                        199           199
      Capital in excess of par                                       17,092        16,253
      Retained earnings                                              50,596        39,794
      Accumulated foreign currency translation
       adjustments                                                   (2,504)          (51)
                                                                   --------      --------
           Total shareholders' equity                                65,383        56,195
                                                                   --------      --------

 Total liabilities and shareholders' equity                        $154,055      $136,836
                                                                   ========      ========




The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)



                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             1997              1996
                                                         ----------        ----------
 Revenue:
   Hardware and software                                   $38,489           $29,825
   Service                                                  18,221            17,480
                                                           -------           -------
      Total revenue                                         56,710            47,305
                                                           -------           -------

 Costs and expenses:
   Cost of sales
      Hardware and software                                 16,899            14,902
      Service                                                9,332             9,004
                                                           -------           -------
        Total cost of sales                                 26,231            23,906

   Selling, general and administrative
      expenses                                              17,440            16,955
   Research and development expenses                         3,303             2,152
   Depreciation and amortization                             1,802             1,564
                                                           -------           -------
        Total costs and expenses                            48,776            44,577
                                                           -------           -------

 Income from operations                                      7,934             2,728

 Non-operating income (expense):
   Interest income                                              99                66
   Interest expense                                           (356)             (634)
   Other income (expense), net                                  34               121
                                                           -------           -------

 Income before taxes and minority
  interest and equity in net earnings of
  affiliates                                                 7,711             2,281

 Income tax expense                                          3,081               878
                                                           -------           -------

 Income before minority interest and
  equity in net earnings of affiliates                       4,630             1,403
 Minority interest and equity in net
  earnings of affiliates                                      (166)             (221)
                                                           -------           -------
 Net income                                                $ 4,464           $ 1,182
                                                           =======           =======
 Net income per common and common
  equivalent share                                         $  0.55           $  0.15
                                                           =======           =======
 Weighted-average number of common and
  common equivalent shares outstanding                       8,169             8,040
                                                           =======           =======


The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)



                                                      Nine Months Ended March 31,
                                                      ---------------------------
                                                         1997              1996
                                                      ----------        ---------
 Revenue:
   Hardware and software                               $105,317          $ 84,235
   Service                                               54,866            38,318
                                                       --------          --------
      Total revenue                                     160,183           122,553
                                                       --------          --------

 Costs and expenses:
   Cost of sales
      Hardware and software                              49,480            43,852
      Service                                            27,795            18,151
                                                       --------          --------
      Total cost of sales                                77,275            62,003

   Selling, general and administrative
      expenses                                           50,246            39,808
   Research and development expenses                      7,716             5,193
   Purchased incomplete software technology                   0            14,770
   Depreciation and amortization                          5,119             2,950
                                                       --------          --------
      Total costs and expenses                          140,356           124,724
                                                       --------          --------

 Income (loss) from operations                           19,827            (2,171)

 Non-operating income (expense):
   Interest income                                          318               668
   Interest expense                                      (1,139)           (1,087)
   Other income (expense), net                              177                53
                                                       --------          --------

 Income (loss) before taxes and minority
  interest and equity in net earnings of
  affiliates                                             19,183            (2,537)

 Income tax expense (benefit)                             7,673            (2,070)
                                                       --------          --------

 Income (loss) before minority interest and
  equity in net earnings of affiliates                   11,510              (467)
 Minority interest and equity in net
  earnings of affiliates                                   (708)             (185)
                                                       --------          --------
 Net income (loss)                                     $ 10,802          $   (652)
                                                       ========          ========
 Net income (loss) per common and common
  equivalent share                                     $   1.34          $  (0.08)
                                                       ========          ========
 Weighted-average number of common and
  common equivalent shares outstanding                    8,035             8,014
                                                       ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)


                                                          Nine Months Ended March 31,
                                                          ---------------------------
                                                             1997              1996
                                                          ----------       ----------
 Net cash flows from operating activities:                  $18,572             $362
                                                            -------              ---
 Cash flows from investing activities:
      Purchases of property, plant and
       equipment                                             (4,994)          (3,771)
      Proceeds on dispositions of property,
       plant and equipment                                      153               --
      Purchased and internally developed
       software costs                                        (4,486)          (1,186)
      Sale of short-term investments                             --            3,170
      Dividends (to) minority owners and
       received from affiliates                                (112)             581
      Loan to affiliate                                          --           (2,347)
      Net cash paid for acquisitions and
       minority interests                                    (1,206)         (27,036)
                                                            -------          -------
           Net cash used in investing
            activities                                      (10,645)         (30,589)
                                                            -------          -------

 Cash flows from financing activities:
      Principal payments on line of credit                   (1,897)              --
      Principal payments on long-term debt
       and capital lease obligation                          (3,908)          (8,982)
      Proceeds from line of credit and long
       term debt                                                 59           28,817
      Proceeds from issuance of stock                           793              823
      Income tax benefit from stock options
       exercised                                                 46               66
                                                            -------          -------
           Net cash (used in) provided by
            financing activities                             (4,907)          20,724
                                                            -------          -------

 Net increase (decrease) in cash and cash
    equivalents                                               3,020           (9,503)
 Cash and cash equivalents at beginning of
    period                                                   15,231           23,215
                                                            -------          -------
 Cash and cash equivalents at end of
    period                                                  $18,251          $13,712
                                                            =======          =======
 Supplemental disclosures of cash flow
    information:

      Cash paid during the period for:
           Interest                                          $1,072          $   942
                                                             ======          =======
           Income taxes                                      $3,103          $ 4,707
                                                             ======          =======


Supplemental schedule of noncash financing and investing activities:

         In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000,000 (approximately $2,800,000 at exchange rates in effect at the date of purchase), payable FF 8,000,000 at closing and FF 6,000,000 over the next four years, plus potential additional payments based on earnings over the next four years. The unamortized discount on the note, based on an imputed annual interest rate of 8.75%, is $94,600 at March 31, 1997.

         In October 1996, the Company purchased the remaining 30% interest in one of its majority-owned subsidiaries for $399,000, payable $79,800 at closing and $319,200 in equal installments over the next four years, beginning October 1, 1997. The note bears interest at the prime rate and is adjusted annually each October 1st.

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 1997
                                  (Unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                            March 31,                June 30,
                                              1997                     1996
                                       -----------------        -----------------

         Raw materials                 $           5,652        $           3,528
         Work-in-process                           4,788                    2,955
         Finished goods                            9,661                    8,655
                                       -----------------        -----------------
                                       $          20,101        $          15,138
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

         Unaudited pro forma information for the nine-month period ended March 31, 1996, as if the acquisition had occurred on the first day of that period, but excluding a one-time write-off of the purchased incomplete software technology is shown below. Such pro forma information also reflects the pro forma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. ("ETI") in October 1995 for $4,000,000.

                                                Nine Months Ended March 31, 1996
                                             (in thousands, except per share data)
                                             -------------------------------------

                        Revenue                          $ 147,215
                        Net income                       $   7,237
                        Net income per share             $    0.90

         B.  Minority Interests

         The Company has acquired all of the minority interests in five Fidelio distribution subsidiaries along with the minority interest in one MICROS distribution subsidiary during fiscal 1997 at a cost of approximately $1.5 million. The five Fidelio distribution subsidiaries are: Fidelio Hong Kong; Fidelio Singapore; Fidelio Thailand; Fidelio U.K.; and Fidelio U.S. Goodwill approximated this total amount and is being amortized over periods ranging from five to ten years.


3.       Stock options

         Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, was issued in October 1995. Adoption of SFAS 123 is required for the Company's fiscal 1997 year-end financial statements. Under SFAS 123, the Company will continue to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Beginning with financial statements for fiscal year ending June 30, 1997, the Company

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended March 31, 1997
                                 (Unaudited)

3.       Stock options, continued

         will provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied to the Company's stock option grants made subsequent to fiscal 1995. The impact of SFAS 123 on the Company's pro forma information to be provided has not been determined.

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

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS will defend against Budgetel's allegations. While the ultimate outcome of litigation is uncertain, and while litigation is difficult to predict, the Company believes that this litigation will have no material adverse effect on the Company's results of operations or financial position.

5.       Reclassifications

         Certain balances have been reclassified to conform to fiscal 1997 presentation.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                      For the Quarter Ended March 31, 1997
                                  (Unaudited)

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources

         The Company has a $25.0 million unsecured committed line of credit which was renewed December 31, 1996 for an additional one year period, expiring on December 31, 1997. In addition, the Company obtained additional lines of credit from three European banks aggregating DM
         15.0 million (approximately $8.9 million at the March 31, 1997 exchange rate) as a result of its November 1995 acquisition of Fidelio. At March 31, 1997, the Company had borrowed approximately $11.9 million and has approximately $22.0 million available. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not engage in any foreign exchange hedging.

         In addition, the Company has long-term debt, both current and non-current, of approximately $7.8 million as of March 31, 1997. The majority of this debt stems from the Fidelio acquisition.

         Net cash provided by operating activities for the nine months ended March 31, 1997 was $18.6 million. In addition, the Company used $9.5 million for the purchase of property, plant and equipment, internally developed software as well as software purchased from a third party. Net financing activities for the first nine months of fiscal 1997 used $4.9 million, primarily for debt repayment.

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

         Results of Operations - Third Quarter and Nine Month Comparisons

         The Company recorded net income of $.55 per common share in the third quarter of fiscal 1997, compared with net income of $.15 per common share in the third quarter of fiscal 1996. Net income for the nine months ended March 31, 1997, was $1.34 per common share compared with a net loss of $.08 per common share for the first nine months of fiscal 1996. The year to date results for fiscal 1996 include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased incomplete software technology associated with the acquisition of Fidelio. For the quarter and the year-to-date, excluding last year's one-time charge, the increased net income was primarily due to higher sales volumes and improved gross margins associated with a favorable sales mix of higher margin products.

         Revenue of $56.7 million for the third quarter of fiscal 1997 increased $9.4 million, or 19.9%, compared to the same period last year. For the first nine months of fiscal 1997, revenue increased $37.6 million to $160.2 million, or 30.7%, over the same period in fiscal 1996. A comparison of the sales mix for fiscal years 1997 and 1996 is as follows:

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                      For the Quarter Ended March 31, 1997

         Results of Operations - Third Quarter and Nine Month Comparisons, Continued

                                      Three Months Ended                        Nine Months Ended
                                          March 31,                                 March 31,
                                     1997             1996                     1997             1996
                                     ----             ----                     ----             ----

                   Hardware         46.2%            47.8%                    44.8%            55.0%
                   Software         21.7%            15.2%                    21.0%            13.7%
                   Service          32.1%            37.0%                    34.2%            31.3%
                                   ------           ------                   ------           ------
                                   100.0%           100.0%                   100.0%           100.0%
                                   ======           ======                   ======           ======


         While hardware sales represent a smaller proportion of total sales in fiscal 1997 in comparison to the prior year, this category continued to grow in absolute dollars. The increase in software for the quarter, relative to total sales, is primarily due to several significant software sales, while the year-to-date increase is primarily due to the acquisition of Fidelio on November 30, 1995. Service sales increased in absolute dollars for the third quarter in comparison to the prior year, although at a lesser rate than that of hardware and software sales. Year-to-date service sales have increased primarily due to the Fidelio acquisition.

         Combined hardware and software revenues for the third quarter of fiscal 1997 increased $8.7 million, or 29.1%, while service revenues increased $741,000, or 4.2%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $21.1 million, or 25.0%, while service revenues increased $16.5 million, or 43.2%, over the same period a year earlier.

         Cost of sales, as a percentage of revenue, decreased to 46.3% from 50.5% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. For the first nine months of fiscal 1997, cost of sales, as a percentage of revenue, decreased to 48.2% from 50.6% for the same period a year earlier. Cost of sales for hardware and software products, as a percentage of related revenue, was 43.9% in the third quarter of fiscal 1997 compared to 50.0% for the same quarter a year earlier as a result of an increase in higher-margin software sales as a percentage of total hardware and software revenue along with a favorable shift in sales distribution from the indirect to direct sales channels. The Company's third quarter hardware and software cost of sales percentage was below its year-to-date percentage due to several significant high margin software sales in that quarter. For the first nine months of fiscal 1997, cost of sales for hardware and software products, as a percentage of related revenue, was 47.0% compared to 52.1% for the same period in fiscal 1996 as a result of software sales representing a larger proportion of hardware and software sales in fiscal 1997 in comparison to the prior year.

         Service costs, as a percentage of service revenue, decreased to 51.2% in the third quarter of fiscal 1997 compared to 51.5% in the same quarter in fiscal 1996. Service costs, as a percentage of service revenue, increased to 50.7% in the first nine months of fiscal 1997 compared to 47.4% for the same period in fiscal 1996. The third quarter decrease in comparison to the prior year was due to an improvement in the mix of service sales, while the increased costs year-to-date were primarily due to continued investment in the Company's service organization and infrastructure.

         Selling, general and administrative expenses increased $485,000, or 2.9%, in the third quarter of fiscal 1997 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 30.8% in the third quarter of fiscal 1997 compared to 35.8% in the third quarter of fiscal 1996 as sales grew at a rate in excess of these expenses. For the first nine months of fiscal 1997, selling, general and administrative expenses, as a percentage of revenue, were 31.4% compared to 32.5% for the same period a year earlier. The year-to-date decrease is primarily due to a

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                      For the Quarter Ended March 31, 1997

         Results of Operations - Third Quarter and Nine Month Comparisons, Continued

         moderation in the expansion of the Company's corporate infrastructure, along with office and staffing consolidation in various international subsidiaries.

         Research and development expenses (exclusive of internally developed software costs), which consist primarily of labor costs, increased $1.2 million, or 53.5%, in the third quarter of fiscal 1997 compared to the same period a year earlier. Actual research and development expenditures, including internally developed software costs of $986,000 in the third quarter of fiscal 1997 and $759,000 in the third quarter of fiscal 1996, increased $1.4 million, or 47.5%, compared to the same period a year earlier. For the first nine months of fiscal 1997, research and development expenses (exclusive of internally developed software costs),which consist primarily of labor costs, increased $2.5 million, or 48.6%, compared to the same period a year earlier. Actual research and development expenditures for the first nine months of fiscal 1997, including internally developed software costs of $3.2 million, increased $4.6 million, or 71.7%, compared to the same period a year earlier. The increase in absolute dollars for both the three-month and nine-month periods is primarily due to Fidelio product development.

         Purchased incomplete software technology was a result of the one-time $14.8 million charge taken in the second quarter of fiscal 1996 associated with the acquisition of Fidelio.

         Income from operations for the third quarter of fiscal 1997 was $7.9 million, or 14.0% of revenue, compared to income of $2.7 million in the same period a year earlier. For the first nine months of fiscal 1997, income from operations was $19.8 million compared to a loss of $2.2 million a year earlier or income of $12.6 million excluding the one-time write-off mentioned above. For both the third quarter and first nine months of fiscal 1997, the Company's higher income from operations is primarily due to higher sales and improved gross margins.

         Interest income for the third quarter of fiscal 1997 increased
         $33,000 to $99,000, or 50.0%, compared to $66,000 for the third quarter of fiscal 1996. The increase in interest income for the period is primarily due to the improvement in the Company's cash position compared to a year ago when it reduced its cash balances to purchase Fidelio. Interest expense decreased $278,000 to $356,000 for the third quarter of fiscal 1997 from $634,000 for the same period a year ago as the Company reduced its debt obligations. Interest income for the first nine months in fiscal 1997 was $318,000 compared to $668,000, a decrease of 52.4%, for the comparable period in fiscal 1996 primarily as a result of lower investment balances during fiscal 1997. Interest expense for the first nine months in fiscal 1997 was $1,139,000 compared to $1,087,000, an increase of 4.8%, for the comparable period in fiscal 1996 primarily due to the increase in the Company's overall debt during the first nine months of fiscal 1997 in comparison to the same period in fiscal 1996.

         The effective tax rate for the third quarter of fiscal 1997 is 40.0% compared to 38.5% for the same quarter a year earlier. For the first nine months of fiscal 1997, the effective tax rate is 40.0% compared to a benefit of 81.6% for the first nine months of fiscal 1996. Excluding the effect of the purchase of incomplete software technology expense and the related tax benefit, the nine month effective tax rate for fiscal 1996 would have been 37.4%. The increase is primarily due to a shift in the mix of earnings on a country-by-country basis to those countries with higher tax rates.

         Summary

         The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                      For the Quarter Ended March 31, 1997

         Results of Operations - Third Quarter and Nine Month Comparisons, Continued

         computer systems and property management information systems products for the hospitality industry, fueled in part by the acquisitions consummated in calendar year 1995. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products, and the Company expects this to continue. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software and services, to prevent future declines in the Company's overall gross margin.

         Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new 3400 QSA and the new 3700 POS systems; achieving increased sales of higher margin software products; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays and technological difficulties, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. Other risks are disclosed in the Company's releases and SEC filings, including the Company's 1997 10-Q filings for the quarters ended September 30 and December 31, 1996, and the Company's 1996 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of MICROS Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of MICROS
Systems, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statement of operations for the three and nine month periods ended March 31, 1997 and March 31, 1996 and the related consolidated statements of cash flows for the nine month period ended March 31, 1997 and March 31, 1996. These financial statements are the responsibility of the Company's management.

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


Linthicum, Maryland
May 14, 1997

THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1997

                          Part II - Other Information


Item 1.  Legal Proceedings.

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS will defend against Budgetel's allegations. While the ultimate outcome of litigation is uncertain, and while litigation is difficult to predict, the Company believes that this litigation will have no material adverse effect on the Company's results of operations or financial position.

Items 2 through 4.

         No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.  Other Information

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                      For the Quarter Ended March 31, 1997

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

                      For the Quarter Ended March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICROS SYSTEMS, INC.
                                       -----------------------
                                             (Registrant)

May 15, 1997                           s/ Gary C. Kaufman
------------                              ---------------
                                       Gary C. Kaufman
                                       Senior Vice President, Finance and
                                       Administration/Chief Financial Officer


May 15, 1997                           s/ Roberta J. Watson
------------                              -----------------
                                       Roberta J. Watson
                                       Vice President and Controller

                                EXHIBIT INDEX

                                                              Sequentially
Exhibit                                                       Numbered Page
-------                                                       -------------

11.                       Computation of Earnings Per Share        18

15.                       Letter regarding Unaudited Interim       19
                          Financial Information

27.                       Financial Data Schedule