Form 10-K
period 1997-06-30
MICROS SYSTEMS INC
filed 1997-09-29
CIK 320345

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 1997

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the Transition Period From     to     Commission File Number 0-9993
                                     -----  -----

                            MICROS SYSTEMS, INC.
                            --------------------

             (Exact name of registrant as specified in its charter)

                    Maryland                                   52-1101488
                    --------                                   ----------
           State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization                  Identification No.)

              12000 Baltimore Avenue
               Beltsville, Maryland                            20705-1291
               --------------------                            ----------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

  At the close of business on August 29, 1997, there were issued and outstanding 7,998,668 shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $373,937,729.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders, currently scheduled to be held on November 21, 1997, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

  MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.). MICROS was a 49% owned investee of Westinghouse Holdings Corporation, a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"), until September 19, 1995, at which time Westinghouse Holdings Corporation sold all of its remaining interest in MICROS pursuant to an underwritten secondary placement. In previous fiscal years, MICROS was a majority-owned subsidiary of Westinghouse.

  MICROS is a leading worldwide designer, manufacturer, marketer and servicer of restaurant point-of-sale ("POS") systems, hotel property management systems ("PMS") and hotel central reservation systems ("CRS"). The POS systems are designed for table service and quick service restaurants, hotels, resorts, casinos, airport retail outlets and restaurants, sports arenas/stadiums, theme parks, and business foodservice operations. The PMS and CRS are designed for the lodging industry and provide guest reservations at both individual hotel sites and central locations, accounting, sales management and a range of other management related systems.

  MICROS conducts its business by offering products and services primarily in two market segments: (1) hotel information systems; and (2) restaurant information systems. The hotel systems product line provides a full range of systems solutions for the lodging industry. These systems include POS, PMS, and CRS, along with a range of support services. The restaurant information systems product line is divided into two segments, composed of table service/leisure and entertainment POS systems, and quick service restaurants POS systems. The table service/leisure and entertainment product line offers POS systems to table service restaurants in a multitude of operations including independent and chain restaurants, casinos, stadiums/arenas, hotels, cruise ships, airports, and business foodservice facilities. The quick service product line offers POS systems to quick service restaurants including independent, franchisees, and chain owned operations. MICROS offers a range of support services for all its products including operator and manager training, installation, hardware maintenance, application software support, contract software programming, network support, and business consulting.

  MICROS's PMS and CRS were acquired upon the acquisition of Fidelio Software GmbH, a privately held company located in Munich, Germany, on November 30, 1995, at which time MICROS exercised its option to acquire the remaining 70% interest in Fidelio it did not own. MICROS acquired its first 15% interest in Fidelio in May 1993, and another 15% interest in Fidelio in October 1994.

  MICROS's POS systems consist of application software, point-of-sale terminals, kitchen display devices, printers, and personal computers which provide transaction processing, in-store control and information management capabilities. The Company develops, markets, distributes and supports hotel PMS products which provide reservation, guest accounting and other information management capabilities to hotels, motels, resorts and other lodging establishments. The PMS products are application software products running on industry standard personal computers in a client-server configuration. The software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, and interfaces to central reservations and global distribution systems. It also develops and markets CRS software for large chains, hotels, motels and resorts. The CRS software allows hotels to coordinate, process, track and analyze worldwide hotel customer reservations at a central facility for electronic distribution to the appropriate lodging site.

  The Company's POS systems, which are installed in over 37,000 independent, national and international table service restaurants and over 6,500 quick service restaurants, enable users to control operations and inventory, enhance customer service efficiency, reduce labor costs, increase productivity and improve planning and reporting. MICROS is a major supplier of POS systems to table service restaurants or operators of restaurants such as T.G.I. Friday's, Cracker Barrel, Family Restaurants, Perkins, Host Services, Aramark, Planet Hollywood, Ruby Tuesday's, Hard Rock Cafe, and Whitbread PLC; to quick service restaurants or operators of restaurants such as Arby's, Burger King, KFC International, Red Rooster (Australia), and Wendy's; and to table service restaurants in hotels such as Hilton, ITT Sheraton, Hyatt, Inter*Continental, Marriott International, Radisson and Ritz-Carlton. Additional target markets for the Company's POS systems include casinos, cruise ships, sports arenas, airport concourses, theme parks, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), the Grand Casino in Australia, and the Luxor Hotel and Casino and the MGM Grand Hotel Casino and Theme Park, with both casinos being located in Las Vegas, Nevada.

  The Company's Fidelio property management systems are installed worldwide in leading hotel chains such as Marriott International, Radisson Hotels, Westin Hotels, Red Roof Inns, Wyndham, Westin, ITT Sheraton, Ciga, Forte, Hilton International, Inter*Continental, Kempinski, Mandarin Oriental, Movenpick, Peninsula, Ramada Europe, Shangri-La International and Steigenberger. Worldwide, there are currently over 7,000 Fidelio PMS installations. The Fidelio CRS systems are installed in chains such as Best Western International, Westin Hotels, Wyndham Hotels, Shangri-La International, and Tourast (Australia).

  MICROS also offers service and support for its POS, PMS and CRS products, including installation, training, hardware and software maintenance, spare parts, media supplies and consulting services. The service business is an important element in the spectrum of system solutions which MICROS offers customers for all its product lines. Service revenue constituted approximately 35%, 33% and 23% of the Company's total revenue in fiscal 1997, 1996 and 1995, respectively.

PRODUCTS

Point-of-Sale Systems

  The Company's principal POS products for the table service/leisure & entertainment markets are the 8700 Hospitality Management System ("HMS"), the 3700 POS system, and the 2700 HMS. For the quick service market, MICROS offers the 2400 Fast Food System and the 3400 Quick Service Advantage System. The Company also offers the MICROS PC Workstation ("PCWS"), an Intel microprocessor based PC, for sale in both hospitality and non-hospitality markets.

  The 8700 HMS, introduced in September 1993, is designed for hotels, resorts, casinos, airports, stadiums/ arenas, theme parks and large local and chain restaurants. It allows the user the flexibility to configure the system around various hardware and software choices to control restaurant and food service operations at both the server and management levels. Features of the 8700 HMS include customized workstations such as a flat keyboard and touchscreen, flexible guest check printing, time and attendance capability, check tracking by table or check, credit card authorization, extensive revenue center and system-wide reporting (which analyzes sales mix, sales balancing, serving periods, table turns, time periods, food cost and operator accountability), the ability to split checks into multiple checks and hardware diagnostic and software confidence tests. The 8700 HMS POS product has an open systems architecture which allows its use on an industry standard, Intel-based PC as the server with the order entry terminals being either the Company's proprietary order entry POS terminal hardware or standard PCs. The 8700 HMS utilizes the SCO Unix operating system, which permits multi-tasking and multi-user operations. This architecture gives it the ability to manage any size restaurant or food service operation.

  The 2700 HMS, released in March 1989, is a stand-alone intelligent terminal designed for table service restaurants, both large and small. The 2700 HMS, available in both an entry level and premium configured platform, relies on proprietary architecture and interfaces with DOS/Windows, PC based back office software systems. The 2700 HMS Touchscreen System, released in September 1991, combines touchscreen technology with the Company's 2700 HMS POS system. It offers an easy-touch electronic keypad with up to 60 entry points that can be customized according to size and characters, dual LCD screens to speed order entry and reduce operator error, PC compatibility, lead-through prompting and reprogramming of the system software and keyboards through remote communications via phone lines.

  The Hand Held Touchscreen terminal ("HHT"), introduced in March 1993, is a small, hand held, wireless remote order entry touchscreen computer device which allows a server to enter a guest's food and beverage order directly at the seat of the guest. The HHT is best suited for larger operations with distant seating locations such as sports arenas and pool-side restaurants. The HHT is integrated with the MICROS 8700 HMS.

  The 3700 POS, introduced in October 1996, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes either Microsoft's SQL or Sybase's relational databases, and runs on an industry standard Intel based personal computer. In fiscal 1998, MICROS plans to release a full complement of software products for restaurant operations, called Enterprise Office, which will be fully integrated with the 3700 POS.

  For quick service restaurants, MICROS markets the 2400 Fast Food System and the 3400 QSA (Quick Service Advantage) System. The MICROS 2400 system, introduced in October 1991, features a proprietary, networked intelligent terminal architecture. A remote printer and video screen subsystem accommodate a wide variety of kitchen production and order routing schemes. The system's application software addresses quick service requirements in the areas of order entry, drive-thru operations, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office, PC based software systems. MICROS offers a back office management information systems software package called the 2400 MWS+ (Manager Workstation Plus). The MWS+ software, introduced in June 1995, is a PC-based software product which provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels, and permits the integration of point-of-sale functions with in-store back office, regional and home office management information system functions. The 3400 QSA, which MICROS licenses from a third party software vendor pursuant to a nonexclusive license agreement, was introduced in May 1997 with a general release scheduled in the second quarter of fiscal 1998. It has an open system architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes Microsoft's Access database, and runs on an industry standard Intel based microprocessor personal computer. Its functionality is similar to the 2400 FFS.

  The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company's Fidelio PMS products.

Property Management Systems/Central Reservation Systems

  For the hotel marketplace, MICROS, through its Fidelio subsidiary, develops, markets and distributes a complete line of PMS products. The series of software products, called Fidelio Suite, encompasses the following functions: reservations, front office registration, guest accounting, back office accounting, sales and catering management, credit card authorization, food and beverage management, rate management, and engineering management. The Fidelio Suite runs on the Microsoft DOS operating system and utilizes Novell's networking software. The systems run on an industry standard Intel microprocessor personal computer. In June 1997, Fidelio released a new version of the Fidelio Suites, Version 7.0, which utilizes the Microsoft Windows 95 graphical user interface. Fidelio has over 7,000 installations worldwide, including installations in many leading international hotel chains and independent hotel/resort properties. The Front Office PMS product is closely integrated with MICROS POS systems for table service restaurants, including the option for a guest folio print and check-out from the Company's 8700 HMS order entry terminal in a hotel restaurant. Fidelio also markets its products with special features designed for the cruise ship industry.

  In addition to PMS products for the hotel industry, Fidelio offers CRS software. The CRS software allows hotel companies to provide instantaneous updating of reservations for member hotels. The CRS also integrates with site specific property management systems, thereby permitting an up-to-date status of room and guest reservations and information. The CRS software runs on an Oracle database and supports multiple operating systems. Each CRS generally requires customization in order to meet the specific needs of each hotel chain. In addition to providing the software and related development, Fidelio provides consulting, installation and support services. Fidelio views the CRS software market as an important market for future and sustained business growth.

SALES, MARKETING AND DISTRIBUTION

  The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 20 years. The Company and its dealers/distributors work closely together in seeking to identify new customers, products, services and markets and to serve the Company's existing customer base with enhanced products and services in accordance with their needs.

  The Company's POS products are sold primarily through two channels: (i) the Direct POS Sales Channel, composed of a Company-owned sales distribution network consisting of both domestic and foreign sales subsidiaries, and the MICROS major account program directed to designated regional, national, and international customers; and (ii) the Indirect POS Sales Channel, which is an independent sales distribution network consisting of approximately 107 U.S. dealers and 62 foreign distributors.

  Fidelio's products and services are sold through Company subsidiaries, direct sales offices and international distributors. In the United States and Canada, Fidelio distributes through a direct sales force. Outside of North America, Fidelio has approximately 17 international subsidiaries and 39 international distributors. Several of the Fidelio subsidiaries and distributors also sell MICROS POS products and services.

  Foreign sales accounted for approximately 51%, 48% and 33% of the Company's total revenue in fiscal 1997, 1996 and 1995, respectively.

CUSTOMER SERVICE AND SUPPORT

  MICROS provides a wide range of support products and services to its customers. Products include spare parts, media supplies (ribbons, paper, etc.), active power-line conditioners and uninterruptable power supplies. Services include installation, operator and manager training, hardware maintenance, application software support, credit card software support, network support and consulting. In fiscal 1996, MICROS commenced the implementation of a customer service management system developed by Clarify Inc. MICROS further developed and enhanced this system in fiscal 1997. This system is an important step on the part of MICROS to expand its support service capacity and to improve the quality of its support. MICROS uses the Clarify system to provide support of its POS and PMS products and services. MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue constituted approximately 35%, 33% and 23% of MICROS's total revenues in fiscal 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

  The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as its competitors, have increasingly offered a wider range of features and capabilities.

  The Company conducts its core POS product software and hardware development at its corporate headquarters in Beltsville, Maryland. To facilitate rapid responses for various regional application needs outside the United States, MICROS conducts software development in its Munich, Germany and Kuala Lumpur, Malaysia support offices. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire rights to such products and designs.

  Fidelio's PMS and CRS development are primarily conducted in five locations around the world: Munich, Germany, Bangalore, India, Naples, Florida, Stockholm, Sweden, and Tel Aviv, Israel. The multi-location development base allows Fidelio flexibility in conducting software development on a cost-effective basis maximizing utilization of existing personnel. Fidelio maintains close relationships with major software operating companies such as Oracle, Novell and Microsoft. These relationships are important to Fidelio so it can readily incorporate software changes from these companies into its products. Fidelio's international offices may also conduct specific product enhancement activities to meet specific interface needs and customer requests.

COMPETITION

  The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

  The markets in which the Company competes are highly competitive. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to the Company's and over 100 PMS competitors. Competitors in the POS marketplace include full service providers such as Sulcus (Squirrel
POS), Sharp, Positouch, Ibertech, Compris (being purchased by NCR), Progressive, Par Technology and Panasonic and hardware providers such as IBM and NCR, who market their products in conjunction with independent software vendors. There are also numerous smaller companies that license their POS-oriented software with PC-based systems in regional markets.

  Many of the over 100 competitors in the PMS market are small companies with software designed to run on industry standard personal computers. There are, however, various major competitors including Sulcus (Lodgistix PMS), MAI Systems, Anasazi, Springer-Miller, Encore and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

  The central reservation market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Anasazi, Lodgistix, Springer-Miller, and specialized central reservation providers such as Lexington Services, WizCom International, Pegasus, Utell International and JC Penney Telemarketing. The market for central reservation systems is highly competitive.

MANUFACTURING

  The Company engages in the manufacture of POS systems at its corporate headquarters in Beltsville, Maryland. Manufacturing consists primarily of assembly and testing of various purchased components, parts and subassemblies. Product reliability and quality are emphasized through design review, sophisticated computer testing of printed circuit assemblies, final product testing and numerous quality control audits.

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

      Pursuant to an agreement with SCI Systems, of Huntsville, Alabama, MICROS has contracted to have its User Workstation III POS terminals and PCWS terminals manufactured by SCI. MICROS plans to continue using SCI as a manufacturing option to supplement its own capabilities.

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

EMPLOYEES

  As of June 30, 1997, the Company had approximately 1,534 full-time employees. Approximately 716, or 47% of these employees are based in the United States, with the majority of this group based in the Company's Beltsville, Maryland headquarters, and the balance of this group employed principally at the Company's regional district offices. Approximately 600, or 39% of the Company's employees are employed in Europe/Africa/Middle East. The remaining 218 international employees, or 14% of the total, are employed in the Pacific Rim and elsewhere, in offices including those located in Hong Kong, Malaysia and Australia. On an aggregate basis, the Company had approximately 1,269 employees in sales/marketing, customer support services and administration and finance; 182 employees in product development; and 83 employees in operations. The Company is not a party to any collective bargaining agreement and none of its employees is represented by a labor union. MICROS believes its relations with its employees to be good.

FOREIGN SALES AND FOREIGN MARKET RISK

  The Company recorded foreign sales of approximately $117,115,000 during fiscal 1997 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, and Canada. Comparable sales in fiscal 1996 were $84,667,000 and in fiscal 1995 were approximately $36,633,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company's currency mix with regard to revenues. See Note 14 of Notes to Consolidated Financial Statements for additional geographic data.

  The Company has experienced rapid growth internationally, largely due to the fiscal 1996 acquisition of Fidelio. MICROS's significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 20 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. While the Company has not to date invested in financial instruments designed to protect against currency fluctuations, the Company will continue to evaluate the need to do so in the future.

  Additionally, the Company is subject to interest rate fluctuations in foreign countries to the extent that the Company elects to borrow in the local foreign currency. In the past, this has not been an issue of concern as the Company has the capacity to elect to borrow in other currencies with more favorable interest rates. While the Company has not to date invested in financial instruments designed to protect against interest rate fluctuations, the Company will continue to evaluate the need to do so in the future.

  Finally, the Company is subject to political risk, especially in developing countries with uncertain or unstable political structures or regimes. The Company does not believe at this time that it is exposed to unusual political risk that could have a material adverse impact on the Company.

PATENTS

  The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's products is generally known and available to others.

FLUCTUATIONS AND CUSTOMERS

  The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Moreover, the Company has experienced increased seasonality of its business, given the acquisition of Fidelio in November 1995 and the steady historic increase of international sales. In particular, with the European summer holiday slowdowns and the winter lull in capital acquisitions in the hospitality industry, the Company anticipates declines in sales volume for its first and third fiscal quarters relative to its second and fourth fiscal quarters. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

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

BACKLOG

  The Company generally has a backlog of less than one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 1997 and 1996, the backlog totaled approximately $21.8 and $17.9 million, respectively.

OTHER

  The Company has a $25.0 million multi-currency unsecured committed line of credit with NationsBank, N.A. ("NationsBank"), effective November 21, 1995, and expiring on December 31, 1997. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). During fiscal 1996, the Company had drawn under the existing line of credit DM 30.0 million, which was utilized to fund the acquisition of the remaining stock in Fidelio at the end of November 1995. Under the terms of the current loan agreement, the Company may borrow up to $25.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

  Prior to November 21, 1995, the Company had a line of credit with NationsBank, with a borrowing capacity of $15.0 million. There were no borrowings under the $15.0 million line of credit.

  On March 29, 1996, the Company acquired a DM 10.0 million term loan, of which DM 5.8 million is outstanding at June 30, 1997 (approximately $3.4 million at the June 30, 1997 exchange rate), from Commerzbank. Under the loan, payments of principal and accrued interest at a fixed rate of 5.3% are due at the end of each month, beginning April 1996, for the next 36 months. The Company used the full proceeds to reduce the DM 30.0 million borrowing under the NationsBank line of credit. Accordingly, as of June 30, 1997, the borrowing under the NationsBank line of credit was DM 20.0 million (approximately $11.7 million at the June 30, 1997 exchange rate).

  Further, during fiscal 1997 Fidelio maintained three unsecured committed lines of credit with BFH Bank, Hypobank and Commerzbank. Fidelio's line of credit with Commerzbank continues to be in place, but Fidelio no longer maintains lines of credit with BHF Bank and Hypobank as of May 31, 1997. DM
7.0 million (approximately $4.1 million at the June 30, 1997 exchange rate), is available in the Commerzbank line of credit. No borrowings existed under this line of credit as of June 30, 1997. Certain Fidelio subsidiaries maintain additional lines of credit, none of which is considered material.

  At June 30, 1997, for all of its lines of credit, the Company had borrowed approximately $11.7 million and has approximately $17.4 million available.

RECENT DEVELOPMENTS

         On June 3, 1997, the Company, through its wholly-owned Australian Fidelio subsidiary located in Brisbane, acquired certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company. The purchased assets relate to the distribution of MICROS POS products in Australia. As part of the transaction, MICROS assumed all distribution rights in Australia, and hired approximately 24 Ausdata employees. The purchase price consisted of a base payment in the amount of approximately Australian $4.8 million (equal to US$3.6 million at exchange rates at the time of the acquisition), Australian $1.4 million (equal to U.S. $1.1 million at exchange rates at the time of acquisition) was paid at closing and the remainder of which is payable in fiscal 1998, and an earn-out payment, earnable over three years if certain financial targets are exceeded. Goodwill and other intangible assets as a result of this transaction were Australian $4.8 million (U.S. $3.6 million at the exchange rate in effect at the date of purchase) which is being amortized over a period of seven and six years, respectively. The Company currently intends to consolidate MICROS and Fidelio operations in Sydney, while continuing to maintain a presence in Melbourne and Brisbane.

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

         The Beltsville, Maryland campus is composed of three buildings: (i) one building is approximately 60,000 square feet and is owned by the Company;
(ii) a second building is approximately 90,000 square feet, with approximately 65,800 under lease by the Company, 44,900 of which is currently leased by the Company through 2009, with options to increase its leased space during that period with an option to purchase the entire building for ten dollars in the year 2009, with the remaining 20,900 square feet leased by the Company under an operating lease through September 1998; (iii) a third building of 36,700 square feet which is leased under operating leases by the Company through September 1998; and (iv) other space in the vicinity of 8,600 square feet which is leased under an operating lease by the Company through September 1998. The Company believes that it can either negotiate extensions for expiring leases, or that additional space will be available upon expiration of any of the existing Beltsville leases.

         Fidelio's Munich office leases approximately 29,000 square feet pursuant to a lease expiring at the end of June 1998. The Company believes that it can either negotiate an extension for the expiring Munich lease or that additional space will be available upon expiration of such lease.

         To satisfy other sales, service and support, and product development needs, the Company leases space in eleven cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas and in over twenty cities worldwide, including London, Paris, Zurich, Kuala Lumpur, Sydney and Hong Kong.

         In general, the Company believes that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

         MICROS is and has been involved in legal proceedings arising in the normal course of business. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS will defend against Budgetel's allegations, and has moved to have certain of the causes of action dismissed. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1997, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

  As of August 29, 1997, there were approximately 450 record holders of the Company's Common Stock, $.025 par value.

   The Company's Common Stock (symbol "MCRS") is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. The following table shows the range of trading prices for the period indicated, as reported by NASDAQ.

   On August 29, 1997 the closing price for the stock was $46.75.


                                                          Price Range
                                                          -----------
                                                          (in dollars)
                                                         -------------
                                                     High           Low
                                                   ---------      ------
Year Ended June 30, 1997
7/01/96 - 9/30/96           (First Quarter)        31-1/4          18-3/4
10/01/96 - 12/31/96         (Second Quarter)       35-3/4          28
1/01/97 - 3/31/97           (Third Quarter)        40-3/4          28-3/4
4/01/97- 6/30/97            (Fourth Quarter)       42              30

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

  The Company has never paid a dividend and has no current intention to pay any dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 1997, which restricts the payment of dividends other than stock dividends (see Note 5 of

Notes to Consolidated Financial Statements). Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                      Fiscal Years Ended June 30,
                                            ----------------------------------------------
                                              1997      1996     1995      1994     1993
                                            --------  -------  --------  --------  -------
Statement of Operations Data
    Revenue                                 $228,169  $178,049   $112,021   $79,265  $55,314
    Income from operations                  $ 27,836  $  4,031   $ 16,542   $12,322   $9,409
    Net income                              $ 16,332  $  2,392   $ 11,577    $8,687   $5,760
    Net income per common and common
    equivalent share (1)                       $2.03     $ .30      $1.46     $1.10    $0.74
    Cash dividends                                --        --         --        --       --
Balance Sheet Data
    Working Capital                         $ 27,838  $ 20,695   $ 37,029   $27,126  $18,216
    Total assets                            $163,550  $136,836   $ 89,644   $66,191  $48,207
    Long-term debt and capital leases (2)   $ 10,135  $ 15,524   $  5,614    $5,803   $1,780
    Shareholders' equity                    $ 71,727  $ 56,195   $ 53,450   $39,938  $29,970
    Book value per share                       $8.97     $7.07      $6.80     $5.13    $3.92
Additional Data
    Weighted average number of
    common and common equivalent shares
    outstanding                                8,050     8,006      7,952     7,911    7,807

(1) Included in fiscal 1996 net income per common and common equivalent share is a charge for purchased in-development software technology in the amount of $1.01 per share relating to the acquisition of Fidelio.

(2) Including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 1997 to Fiscal 1996:

  The Company recorded net income of $2.03 per common share in fiscal 1997, compared with net income of $.30 per common share in fiscal 1996. The results for fiscal 1996 include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased in-development software technology associated with the acquisition of Fidelio. For the year, excluding last year's one-time charge, the increased net income was primarily due to higher sales volumes and improved gross margins associated with a favorable sales mix of higher margin products.

  Revenue of $228.2 million for fiscal 1997 increased $50.2 million, or 28.2%, compared to the same period last year. A comparison of the sales mix for fiscal years 1997 and 1996 is as follows:

                                                      Year Ended
                                                       June 30,
                                                  1997         1996
                                                  ----         ----
           Hardware                               45.1%        53.4%
           Software                               20.1%        13.9%
           Service                                34.8%        32.7%
                                                 -----        -----
                                                 100.0%       100.0%
                                                 =====        =====


  While hardware sales represent a smaller proportion of total sales in fiscal 1997 in comparison to the prior year, this category continued to grow in absolute dollars. The increase in software for the year, relative to total sales, is primarily due to the acquisition of Fidelio on November 30, 1995. Service sales increased in absolute dollars in comparison to the prior year, and at a higher rate than that of combined hardware and software sales. Service sales have increased primarily due to the Fidelio acquisition.

    Combined hardware and software revenues for fiscal 1997 increased $29.0 million, or 24.2%, while service revenues increased $21.2 million or 36.4%, over the same period a year earlier.

  The Company's revenues are transacted in approximately twenty currencies. The relative mix over the past three years is as follows:


                             Year Ended June 30,
                            -------------------
Revenues by currency (1)    1997   1996    1995
                            ----   ----    ----
United States Dollar         58%    65%     84%
German Mark                  11%    10%      5%
U.K. Pound Sterling           6%     6%      6%
French Franc                  4%     5%      1%
Australian Dollar             3%     1%      --
Singapore Dollar              2%     1%      --
All Other Currencies (2)     16%    12%      4%
                             ---    ---      --
Total                       100%   100%    100%
                            ====   ====    ====

(1)  Calculated using average exchange rates for the year.

(2)  Represents approximately 14 currencies.

  Until fiscal 1996, the Company had historically transacted business primarily in the United States Dollar and, to a lesser extent, in European currencies, as a result of its Europe-based subsidiaries. During fiscal 1996, as a result of the Fidelio acquisition on November 30, 1995, the Company expanded its revenue mix to a higher proportion of revenues denominated in the German Mark and other foreign currencies. In fiscal 1997, the Company experienced a full year's amount of sales from Fidelio and its subsidiaries which have contributed to the further diversification of currencies in comparison to prior years.

  Cost of sales, as a percentage of revenue, decreased to 49.1% from 50.7% for fiscal 1997 compared to fiscal 1996. Cost of sales for hardware and software products, as a percentage of related revenue, was 48.4% in fiscal 1997 compared to 52.0% for the same period a year earlier as a result of an increase in higher-margin software sales as a percentage of total hardware and software revenue along with a favorable shift in sales distribution from the indirect to direct sales channels.

  Service costs, as a percentage of service revenue, increased to 50.3% in fiscal 1997 compared to 48.2% in fiscal 1996. The increased costs in comparison to fiscal 1996 were primarily due to continued investment in the Company's service organization and the costs associated with training new service personnel.

  Selling, general and administrative expenses increased $12.7 million, or 22.2%, in fiscal 1997 compared to last year. As a percentage of revenue, selling, general and administrative expenses decreased to 30.5% in fiscal 1997 compared to 32.0% in fiscal 1996 as sales grew at a rate in excess of these expenses. The decrease is primarily due to a moderation in the expansion of the Company's corporate infrastructure, along with office and staffing consolidation in various international subsidiaries.

  Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $4.0 million, or 55.8%, in fiscal 1997 compared to fiscal 1996. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 4.9% in fiscal 1997 compared to 4.0% in fiscal 1996. Actual research and development expenditures, including capitalized software development costs of $4.3 million in fiscal 1997 increased $5.9 million, or 61%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 6.8% in fiscal 1997 compared to 5.4% in fiscal 1996. The increase in absolute dollars is primarily due to Fidelio product development.

  Purchased in-development software technology was a result of the one-time $14.8 million charge taken in the second quarter of fiscal 1996 associated with the acquisition of Fidelio.

  Income from operations for fiscal 1997 was $27.8 million, or 12.2% of revenue, compared to income of $4.0 million in fiscal 1996. Excluding the $14.8 million charge for the purchase of in-development software technology in the second quarter of fiscal 1996, income from operations for fiscal 1996 was $18.8 million or 10.6% of revenue. The Company's higher income from operations is primarily due to higher sales and improved gross margins.

  Interest income for 1997 decreased $0.3 million or 44.7%, compared to fiscal 1996. The decrease is due to the use of cash needed for working capital along with the a reduction in the Company's average cash balance during fiscal 1997 compared to fiscal 1996 as a result of the Fidelio acquisition. Interest expense decreased $0.2 million or 12.3%, compared to fiscal 1996. The decrease in interest expense for the period is primarily due to the Company's reduction of its debt obligations.

  The effective tax rate for fiscal 1997 is 38.4% compared to 11.0% for fiscal 1996. Excluding the effect of the purchase of in-development software technology expense and the related tax benefit, the effective tax rate for fiscal 1996 would have been 39.0%. The decrease in the tax rate is primarily due to the restoration of U.S. research and development tax credits in 1997. The effective tax rate for fiscal 1998 may be higher than 38.4% due to a shift in the mix of earnings towards countries with higher tax rates.

Comparison of Fiscal 1996 to Fiscal 1995:

  The Company recorded net income of $.30 per common share in fiscal 1996 compared to $1.46 per common share in fiscal 1995. Fiscal 1996 results include a one-time after tax charge of $8.1 million, or $1.01 per common share, for the write-off of purchased in-development software technology acquired in the acquisition of Fidelio. Excluding this one- time after tax charge, net income for fiscal 1996 was $1.31 per common share.

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

  Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $2.4 million, or 50.7%, in fiscal 1996 compared to fiscal 1995. Actual research and development expenditures, including capitalized software development costs of $2.4 million in fiscal 1996 and $0.3 million in fiscal 1995, increased $4.6 million, or 90.5% in fiscal 1996 compared to fiscal 1995. The increase in absolute dollars is primarily due to the acquisition of Fidelio in November 1995, and the additional staffing required to develop new POS products, including the Company's 3700 POS software, which was released in October 1996.

  Purchased in-development software technology was a result of the one-time $14.8 million charge taken in December 1995 associated with the acquisition of Fidelio.

  Income from operations was $4.0 million, or 2.3% of revenue in fiscal 1996, compared to $16.5 million, or 14.8% of revenue, in fiscal 1995. Excluding the $14.8 million charge for the purchase of in-development software technology in the second quarter, income from operations for fiscal year 1996 was $18.8 million, or 10.6% of revenue. Higher selling, general and administrative expenses and depreciation and amortization expense, in particular those associated with several of the acquisitions consummated during the fiscal year, and lower gross margins adversely impacted income from operations in fiscal 1996.

  Interest income decreased $0.3 million, or 29.0% in fiscal 1996 primarily due to the liquidation of cash investments to purchase Fidelio on November 30, 1995. Interest expense increased $1.3 million in fiscal 1996 primarily due to the bank lines of credit borrowings outstanding since the end of November 1995 and a term loan outstanding since the end of March 1996.

  The effective tax rate for fiscal 1996 is 11.0% compared to 34.9% in fiscal 1995. Excluding the one-time expense for the purchase of in-development software technology and the related tax benefit, the effective tax rate for fiscal 1996 would have been 39.0%. The increase in the tax rate is primarily due to the mix of tax rates on a country-by-country basis and the loss of the U.S. research and development ("R&D") tax credit effective during fiscal 1996 due to the expiration of the tax legislation, which provided a 1.5% credit in fiscal 1995.

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

  Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new 3400 QSA and the new 3700 POS systems; implementation of a service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. Other risks are disclosed in the Company's releases and SEC filings, including the Company's fiscal 1997 10-Q filings for the quarters ended September 30, December 31, 1996 and March 31, 1997.

Liquidity and Capital Resources

  The Company has a $25.0 million unsecured committed line of credit which was renewed December 31, 1996 for an additional one year period, expiring on December 31, 1997. In addition, the Company obtained additional lines of credit from three European banks as a result of its November 1995 acquisition of Fidelio. It currently maintains one of those original lines of credit in the amount of DM 7 million (approximately $4.1 million at the June 30, 1997 exchange rate). During fiscal 1997, the Company borrowed against the Commerzbank line of credit; during fiscal 1996, the Company borrowed against all of these lines of credit, while there were no borrowings during fiscal 1995. At June 30, 1997, the Company had borrowed approximately $11.7 million and has approximately $17.4 million available. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not currently engage in any foreign exchange hedging.

  In addition, the Company has long-term debt, both current and non-current, of approximately $6.2 million as of June 30, 1997. The majority of this debt stems from the Fidelio acquisition.

  Net cash provided by operating activities for fiscal 1997 was $16.4 million versus $8.7 million for fiscal 1996. Proceeds from the issuance of stock under the Company's stock option plan provided $0.8 million for fiscal 1997 and $0.6 million for fiscal 1996. In addition, during fiscal 1997, the Company received proceeds of $0.6 million relating to non-refundable stock option deposits. The income tax benefit from the exercise of disqualified stock options provided $0.1 million for fiscal 1997 and $0.3 million during fiscal 1996. During fiscal 1997, the Company used $15.3 million for investing activities, including $13.7 million for the purchase of property, plant and equipment, internally developed software as well as software purchased from a third party and $2.4 million for business acquisitions. Net financing activities for fiscal 1997 used $5.0 million, primarily for debt repayment. During fiscal 1996, the Company used $32.8 million for investing activities, including $27.0 million used for business acquisitions and $4.8 million used for the purchase of property, plant, and equipment.

  In fiscal 1996, the Company obtained a DM 10.0 million term loan that was used to repay DM 10.0 million on its $25.0 million line of credit. The Company repaid approximately $2.1 million of this term debt during fiscal 1997. As a result, the cash position of the Company at June 30, 1997 was $10.9 million. All cash is being held for the operation and expansion of the business.

  The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 1998 will be comparable to its fiscal 1997 expenditures.

  Financial indicators of the Company's liquidity and capital resources as of June 30, 1997 and 1996 were:

      In thousands, except ratios                     1997            1996
 -------------------------------------                ----            ----
 Cash and cash equivalents                         $10,864         $15,231
                                                   =======         =======
 Short term investments                                 $0              $0
                                                        ==              ==
 Available lines of credit                         $29,100         $33,500
 Outstanding lines of credit                        11,740          14,947
                                                    ------          ------
 Unused bank line of credit                        $17,360         $18,553
                                                   =======         =======
 Working capital                                   $27,838         $20,695
                                                   =======         =======
 Long-term debt and capital lease
 obligations:
      Current                                       $3,056          $5,362
      Non-current                                    7,079          10,162
                                                     -----          ------
           Total                                   $10,135         $15,524
                                                   =======         =======
 Shareholders' equity                              $71,727         $56,195
                                                   =======         =======
 Current ratio                                        1.35            1.31
                                                      ====            ====

Inflation

  The Company has not experienced any significant impact as a result of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14(a) 1 in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                             Position
 ------------------           ------------------------------
 T. Paul Armstrong            Senior Vice President and General Manager, Strategic Account
                              Group

 Louis M. Brown, Jr.          Director and Chairman of the Board

 Daniel Cohen                 Director

 Jeffery B. Edwards           President, MICROS Fidelio Software GmbH &
                              Co. KG

 A.L. Giannopoulos            Director, President and Chief Executive
                              Officer

 Frederick F. Goebel          Vice President, Quick Service Restaurant
                              Group

 Daniel G. Interlandi         Senior Vice President and General Manager, Table Service
                              Restaurant/Leisure and Entertainment Group

 F. Suzanne Jenniches         Director

 Gary C. Kaufman              Senior Vice President, Finance and Administration and Chief Financial
                              Officer

 Ronald J. Kolson             Executive Vice President and Chief Operating
                              Officer

 Thomas L. Patz               Vice President and General Counsel

 John G. Puente               Director

 Alan M. Voorhees             Director

 Roberta J. Watson            Vice President and Controller

 Edward T. Wilson             Director

Directors of the Registrant are elected for a term of one year.
-------------------------------

  Directors and Executive Officers of the Registrant during fiscal 1997:

  T. Paul Armstrong, 39, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. Mr. Armstrong is a graduate of Cambridge University, England.

  Louis M. Brown, Jr., 54, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. He also serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Mr. Brown serves as President and Chief Executive Officer and as a director of Autometric, Inc. and Chairman of Planning Systems, Inc. He is a graduate of The Johns Hopkins University (B.E.S.-E.E.).

  Daniel Cohen, 42, has been a Director of the Company since November 1992. Pursuant to a consulting agreement effective July 1, 1997 and expiring December 31, 1998, Mr. Cohen provides consulting services to the Company. Until June 30, 1997, he was Managing Director of Fidelio MICROS France, S.A., a subsidiary of MICROS Systems, Inc. and distributor of the Company's products. Formerly, Mr. Cohen was Managing Director and principal shareholder of D.A.C. Systemes/MICROS France. Mr. Cohen founded D.A.C. Systemes in 1986 and took over the distribution of MICROS products in France, having previously worked for the Company's former distributor in France and having previously started representation of MICROS in Israel. In 1992, the Company acquired a 15% equity interest in D.A.C. Systemes, and the name was changed to D.A.C. Systemes/MICROS France. An additional 8% equity interest was acquired by the Company in fiscal 1994, and the remainder of the stock was acquired by the company in fiscal 1996. Mr. Cohen is a graduate of the Hotel School of Lausanne, Switzerland, from which he holds a Masters degree in Hotel Administration.

  Jeffrey B. Edwards, 42, was named President of Fidelio Software GmbH, the Company's wholly-owned subsidiary with headquarters in Munich, Germany, in April 1996. Mr. Edwards has been with the Company since 1994 when he was hired as President of Fidelio Software Corporation, the former U.S. subsidiary of Fidelio Software GmbH. Previously, Mr. Edwards was President and CEO of Action Software Corporation, and COO of Lodgistix, and provided consulting services to various hospitality industry clients. He holds a B.S. degree from the University of Oregon.

  A.L. Giannopoulos, 57, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

  Frederick F. Goebel, 38, joined the company in March 1996 as General Manager Quick Service Restaurant Group. In May 1997, he was promoted to his present position of Vice President, Quick Service Restaurant Group. For the twelve years prior to coming to MICROS, Mr. Goebel was employed at Par Microsystems Corporation where he held various management positions in its Fast Food Division. Mr. Goebel is a graduate of Clarkson College of Technology, now Clarkson University, with a Bachelor of Science degree in Management and Marketing.

  Daniel G. Interlandi, 44, began his career with MICROS in 1980. He has held key sales and management positions at the Company involving district operations, distributors, major accounts, customer service, and served as Product Manager for Full Service Products. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales & Marketing in September 1993. In April 1996 he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997 he was appointed Senior Vice President and General Manager, Table Service Restaurant/Leisure and Entertainment Group. Mr. Interlandi is a 1975 graduate of Knox College.

  F. Suzanne Jenniches, 49, has been a Director of the Company since October 1996. She is Vice President and General Manager of Automation and Information Systems (AIS) for the Electronic Sensors and Systems Division of Northrop Grumman, which, either directly or through subsidiaries, designs and develops postal automation systems, intelligent material management systems, enterprise management systems, airline reservation systems and information systems for the travel industry, license plate readers, imaging inspection systems, and records management systems. Ms. Jenniches is past president of the national Society of Women Engineers, has served on the board of governors for the American Association of Engineering Societies, and is currently a board member of the State of Maryland's Greater Baltimore Committee Technology Council. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from The Johns Hopkins University.

  Gary C. Kaufman, 47, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

  Ronald J. Kolson, 43, joined the Company in April 1984 as Controller. In September 1987 he was promoted to Vice President, Finance and Administration and Chief Financial Officer. In 1994, he was promoted to his present position of Executive Vice President and Chief Operating Officer. Mr. Kolson is a graduate of The Pennsylvania State University with a Bachelor of Science Degree in Accounting and is also a Certified Public Accountant.

  Thomas L. Patz, 37, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to his present position of Vice President and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University with a Bachelor of Arts degree in English, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

  John G. Puente, 67, has been a Director since May 1996. He is the Chairman of Telogy Networks, Inc., a developer of communications software products. Mr. Puente is on the boards of directors of Orion Network Systems, a company which provides satellite services and facilities, and Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company which merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

  Alan M. Voorhees, 74, has been a Director of the Company since 1982. He is Chairman of Summit Enterprises, Inc. of Virginia, a privately-held investment company. Mr. Voorhees also is the Chairman of the Board of Autometric, Inc., and IDEAS, Inc., a supplier of high technology, custom-engineered products and services, and a member of the Board of Directors of Atlantic Southeast Airlines, Inc. Mr. Voorhees is a graduate of Rensselaer Polytechnic Institute and holds a Masters degree from Massachusetts Institute of Technology.

  Roberta J. Watson, 36, joined the Company in November 1987 as Manager of Accounting. In March 1990, she was promoted to the position of Controller, and in November 1994, she was promoted to Vice President and Controller. Ms. Watson holds a Bachelor of Science degree in Accounting from the State University of New York and is a Certified Public Accountant.

  Edward T. Wilson, 56, has been a Director of the Company since 1981. He is currently a private investment advisor and President of the Fund for Fine Arts. Previously, Mr. Wilson held senior management positions in domestic and international banking with Riggs National Bank, The Bank of America and in trade relations with the U.S. Chamber of Commerce and the U.S. Commerce Department. Mr. Wilson holds a Doctorate in International Relations from The Johns Hopkins University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Set forth below is the number of shares of the Company's Common Stock and the percentage of the total outstanding shares beneficially owned by each director of the Company, the Chief Executive Officer, the four other most highly compensated executive officers, all directors and executive officers as a group, and all persons beneficially owning 5% or more of the Company's Common Stock as of August 29, 1997. Also set forth below is the address of each 5% beneficial owner.

                                                         Number of
                                                           Shares
                                                          of Common
                                                            Stock
                                                        Beneficially
                                                          Owned as
                                                          of August    Percent of
                                                             29,
Individual or Group (1)                                   1997 (2)        Class
-----------------------                                   --------     -----------
Louis M. Brown, Jr.                                        23,500  (3)  Less than 1%
  Director, Chairman of the Board
Daniel Cohen                                               10,000       Less than 1%
  Director
A. L. Giannopoulos                                         22,332  (4)  Less than 1%
  Director, President and Chief Executive Officer
John G. Puente                                              3,000       Less than 1%
  Director
Alan M. Voorhees                                           40,000  (5)  Less than 1%
  Director
Edward T. Wilson                                           19,900  (6)  Less than 1%
  Director
F. Suzanne Jenniches                                          180       Less than 1%
  Director
Jeffrey B. Edwards                                          7,666  (7)  Less than 1%
  President, MICROS Fidelio Software GmbH  and Co. KG
Daniel Interlandi                                          19,487  (8)  Less than 1%
  Senior Vice President and General Manager, Table
  Service Restaurants\Leisure & Entertainment Group
Gary C. Kaufman                                            13,133  (9)  Less than 1%
  Senior Vice President, Finance and Administration
  and Chief Financial Officer
Ronald J. Kolson                                           53,333  (10) Less than 1%
  Executive Vice President and Chief
  Operating Officer
Directors and Executive                                   264,463  (11) 3.3%
  Officers as a Group (15 persons, including the
  above-named persons)

 RCM Capital Management                                 1,197,000       14.7%
 4 Embarcadero Center, Suite 3000
 San Francisco, CA 94111

 SAFECO Asset Management Company                        1,133,214       14.0%
 SAFECO Plaza
 Seattle, WA 98185



(1) As of August 29, 1997, CEDE & Co., nominee for Stock Clearing Corporation, Box 20, Bowling Green Station, New York, New York, a central certificate service, held of record 7,699,172 Shares 96.3% of the outstanding shares of Common Stock. Those shares are believed to be owned beneficially by a large number of beneficial owners and, except as indicated in this table, the Company is not aware of any other individual or group owning beneficially more than 5% of the outstanding Common Stock.

(2) Information with respect to beneficial ownership is based on information furnished by each shareholder. Sole voting and sole investing power is exercised by each individual.

(3)      Includes options to purchase 13,000 shares exercisable within 60 days.

(4)      Includes options to purchase 19,332 shares exercisable within 60 days.

(5) Does not include 60,000 shares held by irrevocable trusts created for the benefit of the adult children of Mr. Voorhees, with respect to which he disclaims any beneficial interest.

(6) Does not include 26,000 shares held in custody for the children of Mr. Wilson, with respect to which he disclaims any beneficial interest.

(7)      Includes options to purchase 7,666 shares exercisable within 60 days.

(8)      Includes options to purchase 15,333 shares exercisable within 60 days.

(9) Includes options to purchase 12,333 shares exercisable within 60 days. Mr. Kaufman disclaims any beneficial interest in 600 shares of Common Stock, not included here, held in custody for his dependent children.

(10)     Includes options to purchase 16,333 shares exercisable within 60 days.

(11) Includes stock options for the purchase of 119,495 shares of Common Stock which are exercisable as of or within 60 days of August 29, 1997 and assumes 8,118,163 shares outstanding upon the exercise of such options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following June 1, 1995, agreed to make payments to such officers aggregating up to approximately $1.25 million, payable in three equal installments promptly after such date and on the first and second anniversaries of such date (subject to the officer remaining employed by the Company on the relevant payment date). In June 1995, the first installment of $409,100 was paid for these key officers of the Company. In June 1996, the second installment of $360,800, reduced by $48,300 from the June 1995 payment due to the resignation of one of the eleven key officers, was paid by Westinghouse. The final installment of $360,800 was paid in June 1997. Even though such payments were entirely funded by Westinghouse and did not require any use of the Company's cash, for accounting purposes, they are required to be reflected as compensation expense in the Company's financial statements.

  The Company has purchased certain raw materials and has contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it has purchased approximately $195,000, in such materials and labor from Westinghouse during fiscal 1996, for the period from July through September 1995, as no related party relationship existed after September 1995.

  For the period from July through September 1995, during which a related party relationship existed between the Company and Westinghouse, the Company purchased from Westinghouse and its subsidiaries for approximately $170,000 other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services.

  During fiscal 1996, the Company sold approximately $344,000 in products to D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, until August 25, 1995, when MICROS acquired controlling interest. The fiscal 1996 activity covers only the period from July through August 1995, since sales are eliminated as intercompany after that date. During fiscal 1997 and 1996, the Company compensated Mr. Cohen $208,000 and $97,000, respectively.

  During fiscal 1997 and 1996, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $226,300 and $216,500, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2000, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee commencing at $150,000 plus a target bonus of $70,000, with annual adjustments.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                      Page
                                                                                       No.
                                                                                       ---
 (a)   The following documents are filed as a part of this report:

   1.  Financial Statements:
       Report of Independent Accountants                                               26
       Consolidated balance sheets as of June 30, 1997 and 1996                        27
       Consolidated statements of operations for the years ended June 30, 1997,
         1996 and 1995                                                                 28
       Consolidated statements of shareholders' equity for the years ended June
         30, 1997, 1996 and 1995                                                       29
       Consolidated statements of cash flows for the years ended June 30, 1997,
         1996 and 1995                                                                 30
       Notes to consolidated financial statements                                      32



   2.  Financial Statement Schedules:
         Schedule II, Valuation and qualifying accounts and reserves                   46
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

10b3        MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting
            of Shareholders.

10c.        Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc.,
            Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan
            Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is
            incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the
            Company for the Fiscal Year ended June 30, 1995.

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

10h.        Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C.
            Kaufman.

10i.        Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Ronald J.
            Kolson.

10j.        Consulting Agreement dated July 1, 1997 between MICROS Systems, Inc. and Daniel Cohen.

11.         Statement Regarding Computation of Earnings Per Share.

21.         Subsidiaries of the Company.

23.         Consent of Independent Accountants.

27.         Financial Data Schedule.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

99.1        Final Statements of Acquired Business is incorporated herein by reference to Exhibit
            99.1 to the Form 8-K/A filed February 13, 1996.

99.2        Proforma Financial Information is incorporated herein by reference to Exhibit 99.2 to the Form 8-K/A filed February 13, 1996.

----------------

(b)      Reports on form 8-K:

         No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1997.

         The annual report will be mailed to shareholders prior to the annual meeting scheduled for November 21, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.,

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 23 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Linthicum, Maryland
September 3, 1997

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1997 and 1996
                     (in thousands, except per share data)

                                                                                  1997             1996
                                                                                ----------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   10,864      $   15,231
     Accounts receivable, net of allowance for doubtful accounts of
           $2,508 in 1997 and  $2,016 in 1996                                       64,541          49,250
     Inventories                                                                    23,855          15,138
     Deferred income taxes                                                           3,437           3,899
     Prepaid expenses and other current assets                                       5,053           4,420
                                                                                ----------      ----------
          Total current assets                                                     107,750          87,938

Property, plant and equipment, net                                                  19,297          15,623
Deferred income taxes, non-current                                                   5,026           5,580
Goodwill and intangible assets, net of accumulated amortization of
          $5,731 in 1997 and $3,346 in 1996                                         20,806          20,746
Purchased and internally developed software costs, net of accumulated
          amortization of $4,825 in 1997 and $2,650 in 1996                          9,872           6,287
Other assets                                                                           799             662
                                                                                ----------      ----------
Total assets                                                                    $  163,550      $  136,836
                                                                                ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                       $   11,740      $   14,947
     Current portion of long-term debt                                               2,846           5,210
     Current portion of capital lease obligations                                      210             152
     Accounts payable                                                               16,797          12,726
     Accrued expenses and other current liabilities                                 30,567          23,927
     Income taxes payable                                                            5,182             986
     Deferred service revenue                                                       12,570           9,295
                                                                                ----------      ----------
          Total current liabilities                                                 79,912          67,243

Long-term debt, net of current portion                                               3,368           6,312
Capital lease obligations, net of current portion                                    3,711           3,850
Deferred income taxes                                                                3,321           2,588
Minority interests                                                                   1,511             648
                                                                                ----------      ----------
          Total liabilities                                                         91,823          80,641
                                                                                ----------      ----------

Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 10,000 shares; issued
      and outstanding 7,992 shares in 1997 and 7,944 shares in 1996                    200             199

     Capital in excess of par                                                       18,103          16,253
     Retained earnings                                                              56,126          39,794
     Accumulated foreign currency translation adjustments                           (2,702)            (51)
                                                                                ----------      ----------
          Total shareholders' equity                                                71,727          56,195
                                                                                ----------      ----------

Total liabilities and shareholders' equity                                      $  163,550      $  136,836
                                                                                ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1997, 1996 and 1995
                     (in thousands, except per share data)

                                                                  1997           1996            1995
                                                                ---------      ---------      ---------
Revenue:
     Hardware and software                                      $ 148,801      $ 119,854      $  85,929
     Service                                                       79,368         58,195         26,092
                                                                ---------      ---------      ---------
         Total revenue                                            228,169        178,049        112,021
                                                                ---------      ---------      ---------
Costs and expenses:
  Cost of sales
     Hardware and software                                         72,070         62,270         44,513
     Service                                                       39,921         28,028         11,751
                                                                ---------      ---------      ---------
         Total cost of sales                                      111,991         90,298         56,264

  Selling, general and administrative expenses                     69,685         57,024         32,817
  Research and development expenses                                11,170          7,171          4,758
  Purchased in-development software technology (Note 2)                --         14,770             --
  Depreciation and amortization                                     7,487          4,755          1,640
                                                                ---------      ---------      ---------
         Total costs and expenses                                 200,333        174,018         95,479
                                                                ---------      ---------      ---------

Income from operations                                             27,836          4,031         16,542
Non-operating income (expense):
  Interest income                                                     461            833          1,173
  Interest expense                                                 (1,445)        (1,648)          (369)
  Other income (expense), net                                         774            (55)           476
                                                                ---------      ---------      ---------
Income before taxes and minority interests
  and equity in net earnings of affiliates                         27,626          3,161         17,822
Income taxes                                                       10,616            347          6,175
                                                                ---------      ---------      ---------
Income before minority interests and equity in
  net earnings of affiliates                                       17,010          2,814         11,647
Minority interests and equity in net earnings
  of affiliates                                                      (678)          (422)           (70)
                                                                ---------      ---------      ---------
Net income                                                      $  16,332      $   2,392      $  11,577
                                                                =========      =========      =========

Net income per common and common equivalent share               $    2.03      $    0.30      $    1.46
                                                                =========      =========      =========
Weighted-average number of common and common
  equivalent shares outstanding                                     8,050          8,006          7,952
                                                                =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1997, 1996 and 1995
                                 (in thousands)

                                                                                           Accum. Foreign
                                               Common Stock           Capital                 Currency
                                           ---------------------    in Excess     Retained     Transl.
                                            Shares       Amount       of Par      Earnings      Adjust.       Total
                                           --------     --------     --------     --------     --------      --------
Balance, June 30, 1994                        7,787          195       13,761       25,825          157        39,938

Stock issued upon exercise of options            72            1          352           --           --           353
Income tax benefit from stock options
  exercised                                      --           --          361           --           --           361
Net income for the year                          --           --           --       11,577           --        11,577
Foreign currency translation
  adjustment                                     --           --           --           --          812           812
Capital contribution from Westinghouse           --           --          409           --           --           409
                                           --------     --------     --------     --------     --------      --------
Balance, June 30, 1995                        7,859          196       14,883       37,402          969        53,450

Stock issued upon exercise of options            85            3          644           --           --           647
Income tax benefit from stock options
  exercised                                      --           --          329           --           --           329
Net income for the year                          --           --           --        2,392           --         2,392
Foreign currency translation
  adjustment                                     --           --           --           --       (1,020)       (1,020)
Capital contribution from Westinghouse           --           --          361           --           --           361
Other                                            --           --           36           --           --            36
                                           --------     --------     --------     --------     --------      --------
Balance, June 30, 1996                        7,944     $    199     $ 16,253     $ 39,794     $    (51)     $ 56,195

Stock issued upon exercise of options            48            1          760           --           --           761
Non-refundable stock option deposit              --           --          583           --           --           583
Income tax benefit from stock options
  exercised                                      --           --          146           --           --           146
Net income for the year                          --           --           --       16,332           --        16,332
Foreign currency translation
  adjustment                                     --           --           --           --       (2,651)       (2,651)
Capital contribution from Westinghouse           --           --          361           --           --           361
                                           --------     --------     --------     --------     --------      --------
Balance, June 30, 1997                        7,992     $    200     $ 18,103     $ 56,126     $ (2,702)     $ 71,727
                                           ========     ========     ========     ========     ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1997, 1996 and 1995
                                 (in thousands)


                                                                              1997           1996         1995
                                                                           -----------   -----------   -----------
Cash flows from operating activities:

     Net income                                                              $16,332       $2,392        $11,577
                                                                             -------       ------        -------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                        7,487        4,755          1,640
          Amortization of capitalized software                                 1,723        1,494            490
          Charge for purchase of in-development software                          --       14,770             --
          Provision for losses on accounts receivable                          1,279          473            697
          Provision for inventory obsolescence                                   621          446            502
          Undistributed earnings from equity investment and
             minority interests                                                  678          422             70
          Provision for deferred income taxes                                  1,203       (6,039)          (261)
          Currency gain on equity investment and
            loan receivable                                                       --         (189)          (188)
          Changes in assets and liabilities:
              Increase in accounts receivable                                (19,014)      (6,779)        (8,240)
              Increase in inventories                                         (9,996)      (3,193)        (1,529)
              Increase in prepaid expenses and other assets                   (1,557)        (882)        (1,213)
              Increase in accounts payable                                     4,299          871          2,612
              Increase (decrease) in accrued expenses and other
                current liabilities                                            4,828       (1,071)         5,472
              Increase (decrease) in income taxes payable                      4,412         (118)          (314)
              Increase in deferred service revenue                             4,112        1,316          1,661
                                                                             -------       ------        -------
              Total adjustments                                                   75        6,276          1,399
                                                                             -------       ------        -------

          Net cash provided by operating activities                           16,407        8,668         12,976
                                                                             -------       ------        -------
Cash flows from investing activities:
     Purchases of property, plant and equipment                               (8,100)      (4,822)        (2,589)
     Proceeds from dispositions of property, plant and equipment                 160          112              2
     Capitalized software development costs                                   (4,319)      (2,437)          (286)
     Purchase of third party software                                         (1,250)          --             --
     Purchase of net district assets                                              --           --           (206)
     Purchase of equity interest in investees                                     --           --         (3,482)
     Sale (purchase) of short-term investments                                    --        3,170         (3,170)
     (Loan) proceeds to affiliates                                                --       (2,347)         3,223
     Loan to investee                                                             --           --           (604)
     Dividends received from affiliates                                           --          581            210
     Proceeds from sale of affiliates                                            600           --             --
     Net cash paid for acquisitions                                           (2,407)     (27,036)            --
                                                                             -------     --------        -------
          Net cash used in investing activities                              (15,316)     (32,779)        (6,902)
                                                                            --------     --------        -------

Cash flows from financing activities:
     Principal payments on line of credit                                     (1,924)     (11,152)            --
     Principal payments on long-term debt                                     (4,761)      (2,756)          (233)
     Principal payments on capital lease obligations                            (198)        (154)           (88)
     Proceeds from issuance of stock                                             760          646            353
     Proceeds from non-refundable stock option deposit                           583           --             --
     Proceeds from long-term debt                                                 --        8,075             --
     Proceeds from line of credit                                                 --       20,742             --
     Income tax benefit from stock options exercised                             146          329            361
     Capital contributions from Westinghouse and other                           361          397            409
                                                                             -------       ------        -------
          Net cash provided by financing activities                           (5,033)      16,127            802
                                                                             -------       ------        -------


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1997, 1996 and 1995
                                 (in thousands)


                                                                   1997           1996         1995
                                                                ---------      ---------     ---------
Effect of exchange rate changes on cash                             (425)            --            --
                                                                 -------        -------       -------

Net (decrease) increase in cash and cash equivalents             $(4,367)       $(7,984)      $ 6,876
Cash and cash equivalents at beginning of year                    15,231         23,215        16,339
                                                                 -------        -------       -------
Cash and cash equivalents at end of year                         $10,864        $15,231       $23,215
                                                                 =======        =======       =======

Supplemental disclosures of cash flow information:

     Cash paid during the year for:
          Interest                                               $ 1,329        $ 1,247       $   368
                                                                 =======        =======       =======
          Income taxes                                           $ 6,410        $ 5,761       $ 6,470
                                                                 =======        =======       =======


Supplemental schedule of noncash financing and investing activities (in thousands):

         In June 1997, the Company purchased, through its wholly-owned Australian Fidelio subsidiary located in Brisbane, certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company (see Note 2 of Notes to Consolidated Financial Statements).

         In October 1996, the Company purchased the remaining 30% interest in one of its majority-owned subsidiaries for $399, payable $80 at closing and $319 in equal annual installments over the next four years, beginning October 1, 1997. The note bears interest at the prime rate and is adjusted annually each October 1st.

         The purchase of district assets in fiscal 1995 included cash payments of $206 and the issuance of a promissory note in the amount of $235, with annual payments through April 1999. The unamortized discount on the note, based on an imputed annual interest rate of 8.75%, is $12 at June 30, 1997.

         In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000 (approximately $2,800 at exchange rates in effect at the date of purchase), payable FF 8,000 at closing and FF 6,000 over the next four years, plus potential additional payments based on earnings over the next four years. The unamortized discount on the note, based on an imputed annual interest rate of 8.75% is $79 at June 30, 1997.




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

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

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings in consolidated MICROS subsidiaries are recorded net of minority interests. Investments in 20%-through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are included under the equity method. Otherwise, investments are included at cost. All significant intercompany accounts and transactions have been eliminated.

         Foreign currency translation

         The financial statements of MICROS's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected in shareholders' equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

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

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first- out method.

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

         Advertising costs

         The Company's policy for accounting for advertising is to expense costs as incurred. Advertising expenses for fiscal 1997, 1996 and 1995, were $2,577, $2,590 and $1,601, respectively.

         Income taxes

         Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

         Net income per common and common equivalent share

         Net income per common and common equivalent share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each year. For purposes of this computation, the Company's dilutive outstanding stock options are considered common stock equivalents.

         Fair value of financial instruments

         The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at June 30, 1997 approximate their respective fair values.

         Reclassifications

         Certain balances have been reclassified to conform to 1997 presentation.

2.       Acquisitions:

         Ausdata

         On June 3, 1997, the Company, through its wholly-owned
         Australian Fidelio subsidiary located in Brisbane, acquired certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company. The purchased assets relate to the distribution of MICROS POS products in Australia. As part of the transaction, MICROS assumed all distribution rights in Australia, and hired approximately 24 Ausdata employees. The purchase price consisted of a base payment in the amount of approximately Australian $4.8 million (equal to US$3.6 million at exchange rates at the time of the acquisition), Australian $1.4 million (equal to U.S. $1.1 million at exchange rates at the time of acquisition) was paid at closing and the remainder of which is payable in fiscal 1998, and an earn-out payment, earnable over three years if certain financial targets are exceeded. Goodwill and other intangible assets as a result of this transaction were Australian
         $4.8 millio (U.S. $3.6 million at the exchange rate in effect at the date of purchase) which is being amortized over a period of seven and six years, respectively. The Company currently intends to consolidate MICROS and Fidelio operations in Sydney, while continuing to maintain a presence in Melbourne and Brisbane. The pro forma effects of this acquisition are immaterial and are not presented herein.


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

              Tangible net assets (liabilities)                $ (3,200)
              Identifiable intangible assets                      2,000
              Current software products                           3,800
              Purchased in-development software technology       14,770
              Goodwill (excess of purchase price over
                fair value of net assets acquired)               20,500
                                                               --------
                                                               $ 37,870
                                                               ========

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

              2. "Purchased in-development software technology", representing products in the development stage not considered to have reached technological feasibility.

         The fair market value of the purchased current products was determined to be $3,800. This amount was recorded as an asset and is being amortized over a maximum of four remaining years based on the greater of the ratio that the current gross revenues from the product bear to the total of current and anticipated future gross revenues for that product or straight-line amortization.

         Purchased in-development software technology included the value of products still in the development stage and not considered to have reached the technological feasibility stage. As a result of the valuation, the fair market value of the purchased in-development software technology was determined to be $14,770. In accordance with the applicable accounting rules, this amount was expensed upon acquisition in the second quarter of fiscal 1996.

         Unaudited pro forma information for the twelve-month periods ended June 30, 1996 and 1995, as if the acquisition had occurred on the first day of those periods, but excluding the one-time write-off of the purchased in-development software technology discussed above, is shown below. Such pro forma information also reflects the pro forma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. in October 1995 for $4,000.

                                     Twelve Months Ended June 30,
                                     ----------------------------
                                         1996         1995
                                       --------     --------
                                           (unaudited)
              Revenue                  $202,700     $158,100
              Net Income               $ 10,300     $ 11,200
              Net income per share     $   1.29     $   1.41

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

3.       Inventories:

         The components of inventories are as follows:

                               1997        1996
                             -------     -------
         Raw materials       $ 7,594     $ 3,528
         Work-in-process       3,515       2,955
         Finished goods       12,746       8,655
                             -------     -------
                             $23,855     $15,138
                             =======     =======

4.       Property, plant and equipment:

         The components of property, plant and equipment are as follows:

                                                         1997          1996
                                                       --------      --------
         Land                                          $  1,583      $  1,583
         Buildings                                        5,235         5,235
         Building improvements                              354           320
         Machinery and equipment                         21,156        15,218
         Furniture and fixtures                           4,802         5,742
         Leasehold improvements                           1,470           857
                                                       --------      --------
                                                       $ 34,600        28,955

         Accumulated depreciation and amortization      (15,303)      (13,332)
                                                       --------      --------
              Net property, plant and equipment        $ 19,297      $ 15,623
                                                       ========      ========

5.       Line of credit:

         The Company has a $25.0 million multi-currency unsecured committed line of credit with NationsBank, N.A. ("NationsBank"), effective November 21, 1995, and expiring on December 31, 1997. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). During fiscal 1996, the Company had drawn under the existing line of credit DM 30.0 million, which was utilized to fund the acquisition of the remaining stock in Fidelio at the end of November 1995. Under the terms of the current loan agreement, the Company may borrow up to $25.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the incurrence of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

         The Company used the full proceeds of a DM 10.0 million term loan to reduce the DM 30.0 million borrowing under the NationsBank line of credit (see Note 6). Accordingly, as of June 30, 1997, the borrowing under the NationsBank line of credit was DM 20.0 million (approximately $11.7 million at the June 30, 1997 exchange rate).

         Prior to November 21, 1995, the Company had a line of credit with NationsBank, with a borrowing capacity of $15.0 million. There were no borrowings under the $15.0 million line of credit.

         Further, during fiscal 1997 Fidelio maintained three unsecured committed lines of credit with BFH Bank, Hypobank and Commerzbank. Fidelio's line of credit with Commerzbank continues to be in place, but Fidelio no longer maintains lines of credit with BHF Bank and Hypobank as of May 31, 1997. DM 7.0 million (approximately $4.1 million at the June 30, 1997 exchange rate), is available in the Commerzbank line of credit. No borrowings existed under this line of credit as of June 30, 1997. Certain Fidelio subsidiaries maintain additional lines of credit, none of which is considered material.

         At June 30, 1997, for all of its lines of credit, the Company had borrowed approximately $11.7 million and has approximately $17.4 million available.

6.       Long-term debt:

         The components of long-term debt are as follows:

                               June 30, 1997
                               Interest Rates   Maturities    1997       1996
                               --------------   ----------    ----       ----
         Term loan                     5.30%    April 1999   $ 3,419    $6,016
         Variable rate note            5.70%          2006     1,071     1,201
         Term loan                     7.25%     June 1997         0       813
         Notes payable            5.75-8.75%     1999-2000     1,724     3,080
         All other                   Various     1997-2002         0       412
                                                             -------   -------
                                                               6,214    11,522
         Less current portion                                  2,846     5,210
                                                             -------   -------
                                                             $ 3,368   $ 6,312
                                                             =======   =======

         On March 29, 1996, the Company acquired a DM 10.0 million term loan, of which DM 5.8 million is outstanding at June 30, 1997 (approximately $3.4 million at the June 30, 1997 exchange rate), from Commerzbank. Under the loan, payments of principal and accrued interest at a fixed rate of 5.3% are due at the end of each month, beginning April 1996, for the next 36 months.

         The variable rate note relates to the Company's Industrial Revenue Bond obligation used to purchase one of the buildings it occupies in Beltsville, Maryland. The interest rate on the debt is a variable rate set weekly by the bank who purchased the bond. The maximum rate is 15%, and on June 30, 1997 the effective interest rate was approximately 5.70%. The Company is repaying the debt in equal monthly principal payments plus interest through January 2006. The loan, which is collateralized by property, plant and equipment, is subject to certain debt covenants.

         Prior to the Fidelio acquisition, Fidelio obtained a 7.25% term loan with BHF Bank for DM 1,850, maturing June 1997. Under the loan, quarterly payments of principal and accrued interest at a fixed rate of 7.25% commenced in 1995. Proceeds of this term loan were used by Fidelio in 1995 for a strategic acquisition in 1995 prior to MICROS's acquisition of Fidelio. This loan has been repaid in full at June 30, 1997.

         The notes payable relate to obligations incurred by the Company in connection with various strategic acquisitions. The notes carry interest rates ranging from 5.75% to 8.75%, with varying installment payments through October 2000. The aggregate unamortized discount on these notes, based on their respective imputed interest rates, is $99 at June 30, 1997.

         Annual maturities of long-term debt are as follows:

        Year ended June 30,            Amount
        ------------------             ------
               1998                    $2,846
               1999                     2,059
               2000                       483
               2001                       219
               2002                       130
               2003 and thereafter        477
                                       ------
                                       $6,214
                                       ======


7.       Accrued expenses and other current liabilities:

         The components of accrued expenses and other current liabilities are as follows:

                                                           1997         1996
                                                          -------     -------
         Compensation and related taxes                   $ 7,369     $ 6,185
         Commissions                                        4,872       3,974
         Quantity discounts and credits due customers       3,945       4,269
         Deposits received from customers                   4,239       1,963
         VAT and sales taxes                                1,026       1,514
         Acquisition reserves                                 139       1,008
         Payments due for acquisitions                      2,500         --
         Accrued payables and other                         6,477       5,014
                                                          -------     -------
                                                          $30,567     $23,927
                                                          =======     =======

8.       Commitments and contingencies:

         Leases

         The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2002. Rent expense under these leases for fiscal 1997, 1996 and 1995 was $4,852, $3,153, and $1,348, respectively.

         The Company and its subsidiaries lease office and warehouse space under capital leases expiring at various dates through 2009. The Company's primary capital lease commenced January 1994 and expires in 2009. The cost of these assets is included in land and building at $1,000 and $2,840 respectively, at June 30, 1997 and 1996.
         Accumulated depreciation on the building at June 30, 1997 and 1996 was $248 and $177, respectively.

         Future minimum lease commitments at June 30, 1997 are as follows:

                                                      Operating   Capital
         Year ending June 30,                         Leases       Leases
         ----------------------------------------     -------     -------
         1998                                         $ 4,846     $   447
         1999                                           2,985         490
         2000                                           1,605         419
         2001                                             446         420
         2002                                             244         442
         2003 and thereafter                                0       3,404
                                                      -------     -------
                                                      $10,126       5,622
                                                      =======

         Less amount representing interest at 7%                    1,701
                                                                  -------
                                                                    3,921
         Current portion                                              210
                                                                  -------

         Long-term obligation under capital lease                 $ 3,711
                                                                  =======

         Legal proceedings

         MICROS is and has been involved in legal proceedings arising in the normal course of business. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS will defend against Budgetel's allegations, and has moved to have certain of the causes of action dismissed. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

9.       Stock options:

         The Company has incentive and non-qualified stock options outstanding which were granted to a director, officers and other key employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. The options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All options expire either five or ten years from the date of grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of income.

         The following table summarizes the status of, and changes in, the Company's stock option plans during the past three years:

                                                       Stock        Weighted-average      Options        Weighted-average
                                                      Options        Exercise Price      Exercisable      Exercise Price
                                                      -------        --------------      -----------      --------------
         Balance, June 30, 1994                           196                 $6.55

              Options granted                             216                 29.99
              Options canceled                             (3)                 7.80
              Options exercised                           (72)                 4.94
                                                          ---

         Balance, June 30, 1995                           337                 21.90           99              $ 6.97
                                                                                              ==              ======

              Options granted                              99                 26.00
              Options canceled                            (22)                28.61
              Options exercised                           (85)                 7.58
                                                          ---

         Balance, June 30, 1996                           329                 26.42          109              $22.19
                                                                                             ===              ======

              Options granted                             718                 31.40
              Options canceled                            (32)                26.28
              Options exercised                           (48)                15.82
                                                          ---

         Balance, June 30, 1997                           967                $30.65          146              $28.52
                                                          ===                                ===              ======



         Additional information regarding stock options outstanding at June 30, 1997 is as follows:

                                                Options Outstanding            Options Exercisable
                                         ------------------------------------  -------------------
                                                                 Weighted
                                                                  Average
                                                     Weighted    Remaining                Weighted
                                                      Average   Contractual               Average
         Range of Exercise Prices        Shares      Price    Life (in years)  Shares      Price
         ------------------------        ------      -----    ---------------  ------      -----
         $8.625 to $26.375                    222    $24.23              3.92         33      $23.46
         $29.5625                             375    $29.56              9.40         --          --
         $29.6875 to $39.3125                 192    $30.69              3.42        113      $29.98
         $40.875                              178    $40.88              4.98         --          --
                                              ---                                    ---
         $8.625 to $40.875                    967    $30.65              6.14        146      $28.52
                                              ===                                    ===


         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to fiscal 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 1996 and 1997 using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                             1997       1996
                                          ---------  ---------
         Risk-free interest rate               6.1%       6.3%
         Expected life                    4.5 years  3.5 years
         Expected volatility                    50%        44%
         Expected dividend yield                 0%         0%


         Had fiscal 1997 and fiscal 1996 compensation cost been determined including the weighted-average estimate of the fair value of each option granted of $14.50 in fiscal 1997 and $11.10 in fiscal 1996, the Company's net income would be reduced to pro forma amounts of $14,859 in fiscal 1997 and $2,340 in fiscal 1996. Pro forma earnings per share would be $1.85 in fiscal 1997 and $0.29 in fiscal 1996. The Company believes that these pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years because no consideration has been made for options granted prior to fiscal 1996 and the options vest over three years.

10.      Income taxes:

         Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

                             1997         1996          1995
                           --------     --------      --------
         United States     $ 12,511     $ 13,853      $ 16,549
         Non-U.S             15,115      (10,692)        1,273
                           --------     --------      --------
                           $ 27,626     $  3,161      $ 17,822
                           ========     ========      ========

         The components of income tax expense are:

                         1997          1996          1995
                       --------      --------      --------
         Current:
         Federal       $  3,802      $  4,920      $  5,207
         State              339           398           654
         Foreign          5,272         1,068           574
                       --------      --------      --------
                          9,413         6,386         6,435
                       --------      --------      --------

         Deferred:
         Federal            (27)          128          (220)
         State               (4)           23           (40)
         Foreign          1,234        (6,190)           --
                       --------      --------      --------
                          1,203        (6,039)         (260)
                       --------      --------      --------
                       $ 10,616      $    347      $  6,175
                       ========      ========      ========

         The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

                                                                      1997           1996           1995
                                                                    --------       --------       --------
         At statutory rate                                              35.0%          35.0%          35.0%
              Increase (decrease) resulting from:
                   U.S. federal surtax reduction                        (0.4)          (3.1)           (.6)
                   State taxes, net of federal tax benefit                .8            8.2            2.4

                   Research tax credits                                 (1.5)            --           (1.5)
                   Foreign Sales Corporation tax benefit                (1.7)          (8.2)          (1.6)
                   Effect of tax rates in foreign jurisdictions          5.6          (41.0)           1.1

                   Permanent differences                                 1.0           15.0             .8
                   Other                                                 (.4)           5.1            (.7)
                                                                    --------       --------       --------
         Effective tax rate                                             38.4%          11.0%          34.9%
                                                                    ========       ========       ========

         Appropriate U.S. taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. The cumulative amount of unremitted earnings from international subsidiaries that is expected to be indefinitely reinvested is approximately $7,100 at June 30, 1997.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1997 and 1996, the Company had potential tax benefits of $386 related to U.S. net operating loss carryforwards for income tax purposes. The tax loss carryforwards (if not utilized against taxable income) expire beginning 2005 and continue through 2009. A valuation allowance of $386 has been provided at June 30, 1997 and 1996 to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards. The operating loss carryforwards were acquired as part of a purchase of a subsidiary, and any realization of the operating loss carryforwards will result in a reduction of goodwill recorded as part of that acquisition. The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                                        1997            1996
                                                                     ----------      ----------
         Bad debt                                                    $      877      $      654
         Accruals not currently deductible for tax                        1,063           2,015
         Inventory                                                        1,317             972
         Net operating loss carryforward                                    386             386
         Purchased in-development software technology write-off           4,817           5,580
         Other                                                              389             258
                                                                     ----------      ----------

         Total deferred tax assets                                        8,849           9,865
                                                                     ----------      ----------

         Depreciation                                                      (443)           (453)
         Capitalized software development costs                          (2,470)         (1,788)
         Other                                                             (408)           (347)
                                                                     ----------      ----------

         Total deferred tax liabilities                                  (3,321)         (2,588)
                                                                     ----------      ----------

         Net operating loss carryforward valuation allowance               (386)           (386)
                                                                     ----------      ----------

         Net deferred tax asset                                      $    5,142      $    6,891
                                                                     ==========      ==========


11.      Other income (expense) net:

         Other income (expense) is comprised of the following items:

                                                1997       1996       1995
                                               -----      -----      -----
         Foreign exchange gain (loss), net     $ 256      $ 189      $ 328
         Gain on sale of investment              219         --         --
         Other, net                              299       (244)       148
                                               -----      -----      -----
                                               $ 774      $ (55)     $ 476
                                               =====      =====      =====

         Other income, net includes primarily service charges on accounts receivable and prompt payment discounts.

12.      Related party transactions:

         Westinghouse, as an incentive to 11 key officers to remain with the Company for a period of two years following June 1, 1995, agreed to make payments to such officers aggregating up to approximately $1.25 million, payable in three equal installments promptly after such date and on the first and second anniversaries of such date (subject to the officer remaining employed by the Company on the relevant payment date). In June 1995, the first installment of $409 was paid for these key officers of the Company. In June 1996, the second installment of $361, reduced by $48 from the June 1995 payment due to the resignation of one of the eleven key officers, was paid by Westinghouse. The final installment of $361 was paid in June
         1997. Even though such payments were entirely funded by Westinghouse and did not require any use of the Company's cash, for accounting purposes, they are required to be reflected as compensation expense in the Company's financial statements.

         The Company has purchased certain raw materials and has contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it has purchased approximately $195 in such materials and labor from Westinghouse during fiscal 1996 for the period from July through September 1995, as no related party relationship existed after September 1995.

         For the period from July through September 1995, during which a related party relationship existed between the Company and Westinghouse, the Company purchased from Westinghouse and its subsidiaries for approximately $170 other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services.

         During fiscal 1996, the Company sold approximately $344 in products to D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, until August 25, 1995, when MICROS acquired controlling interest. The fiscal 1996 activity covers only the period from July through August 1995, since sales are eliminated as intercompany after that date. During fiscal 1997 and 1996, the Company compensated Mr. Cohen $208 and $97, respectively.

         During fiscal 1997 and 1996, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $226 and $217, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement terminating on June 30, 2000, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee commencing at $150 plus a target bonus of $70, with annual adjustments.

13.      Employee benefit plan:

         The Company sponsors an employee savings plan which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. Prior to January 1, 1995, the Company elected to contribute to the Plan at its discretion. Effective January 1, 1995, the Company matches fifty percent of the first five percent of each participating employee's voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion. Company contributions were made during the years ended June 30, 1997, 1996 and 1995 totaling $487, $649 and $346, respectively.

         The Company does not have any obligations to past or present employees related to post employment benefits.

14.      Geographic information:

         The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems and central reservation systems products for the hospitality industry. Foreign sales aggregated approximately 51%, 48% and 33%, of revenue in fiscal 1997, 1996 and 1995, respectively. MICROS products are distributed in the U.S. and internationally, primarily in Europe and the Pacific Rim, through independent Dealer/Distributors and company-owned sales and service offices. The Company's principal customers are lodging and food service-related businesses. Economic risks are similar for these businesses in that consumers generally spend more time lodging and dining away from home in robust economies and less time in slow or recessionary economies. The Company's experience with the collections of trade receivables and the sales growth pattern follow general economic conditions. No significant concentration of credit risk exists within any geographic area.

         Operations in different geographic areas are as follows:

                                                       Net Revenue
                                        ----------------------------------------
                                           1997           1996           1995
                                        ----------     ----------     ----------
         United States (1)              $  113,130     $   96,084     $   76,914
         International (2)                 115,039         81,965         35,107
                                        ----------     ----------     ----------
         Net revenue                    $  228,169     $  178,049     $  112,021
                                        ==========     ==========     ==========

                                                  Income From Operations
                                        ----------------------------------------
                                           1997           1996           1995
                                        ----------     ----------     ----------
         United States (1)              $   11,769     $    9,076     $   11,493
         International (2) (3)              16,067          9,725          5,049
                                        ----------     ----------     ----------
         Income from operations (3)     $   27,836     $   18,801     $   16,542
                                        ==========     ==========     ==========


                                                    Identifiable Assets
                                        ----------------------------------------
                                           1997           1996           1995
                                        ----------     ----------     ----------
         United States                  $  108,566     $   97,449     $   74,419
         International (2)                  54,984         39,387         15,225
                                        ----------     ----------     ----------
         Total assets                   $  163,550     $  136,836     $   89,644
                                        ==========     ==========     ==========

   (1) Included in United States Net Revenue are export sales amounting to $2,076, $2,702 and $1,526 for each of the respective years.

   (2) The International geographic area is principally comprised of operations in Europe and the Pacific Rim.

    (3) Excluded from fiscal 1996 income from operations is a charge for purchased in-development software technology in the amount of $14,770 relating to the acquisition of Fidelio.

15.      Quarterly financial information (unaudited):

         Quarterly financial information for fiscal 1997 and 1996 is presented in the following tables:




                                                 First      Second       Third       Fourth
1997                                            Quarter     Quarter      Quarter     Quarter
----                                            -------     -------     -------     -------
Revenue                                         $47,516     $55,957     $56,710     $67,986
                                                =======     =======     =======     =======

Gross margin                                    $24,144     $28,284     $30,479     $33,271
                                                =======     =======     =======     =======

Income from operations                          $ 4,400     $ 7,493     $ 7,934     $ 8,009
                                                =======     =======     =======     =======

Net income                                      $ 2,327     $ 4,011     $ 4,464     $ 5,530
                                                =======     =======     =======     =======

Net income per common and common equivalent
  share                                         $  0.29     $  0.50     $  0.55     $  0.68
                                                =======     =======     =======     =======

Stock Prices (in dollars)
------------------------
High                                            31-1/4       35-3/4      40-3/4          42
Low                                             18-3/4           28      28-3/4          30

                                             First       Second      Third      Fourth
1996                                        Quarter     Quarter     Quarter     Quarter
----                                        -------     -------     -------     -------
Revenue                                     $32,360     $42,888     $47,305     $55,496
                                            =======     =======     =======     =======


Gross margin                                $15,961     $21,190     $23,399     $27,201
                                            =======     =======     =======     =======


Income (loss) from operations               $ 4,514     $(9,413)    $ 2,728     $ 6,202
                                            =======     =======     =======     =======


Net income (loss)                           $ 3,254     $(5,088)    $ 1,182     $ 3,044
                                            =======     =======     =======     =======

Net income (loss) per common and common
equivalent
  share                                     $  0.41     $ (0.63)    $  0.15     $  0.38
                                            =======     =======     =======     =======

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        for the years ended June 30, 1997, 1996 and 1995 (in thousands)


                                          Balance at   Charged                                Balance
                                          beginning       to                                  at end
         Description                      of period    expenses  Deductions      Other (1)   of period
---------------------------------         ----------   --------  ----------      ---------   ---------
Year ended June 30, 1997:
    Allowance for doubtful accounts        $2,016      $ 1,279     $   933       $   146      $ 2,508
    Reserve for inventory obsolescence      1,605          621         544           (31)       1,651
                                           -------     -------     -------       -------      -------
                                           $3,621      $ 1,900     $ 1,477       $   115      $ 4,159
                                           =======     =======     =======       =======      =======

Year ended June 30, 1996:
    Allowance for doubtful accounts        $ 1,229     $   473     $   (45)      $   269      $ 2,016
    Reserve for inventory obsolescence       1,318         445         148 (2)       (10)       1,605
                                           -------     -------     -------       -------      -------
                                           $ 2,547     $   918     $   103       $   259      $ 3,621
                                           =======     =======     =======       =======      =======
Year ended June 30, 1995:
    Allowance for doubtful accounts        $   764     $   697     $   232       $    --      $ 1,229
    Reserve for inventory obsolescence         973         503         158 (2)        --        1,318
                                           -------     -------     -------       -------      -------
                                           $ 1,737     $ 1,200     $   390       $   -0-      $ 2,547
                                           =======     =======     =======       =======      =======

(1) Primarily related to the Company's acquisitions of foreign subsidiaries and translation.
(2)  Material scrapped or otherwise disposed.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROS SYSTEMS, INC.

Date: 9-29-97                       By:/s/ Gary C. Kaufman
      -------                          ----------------------------
                                       Gary C. Kaufman
                                       Senior Vice President, Finance and
                                       Administration/Chief Financial
                                       Officer


Date: 9-29-97                       By:/s/ Roberta J. Watson
      -------                          ----------------------------
                                       Roberta J. Watson
                                       Vice President and Controller


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

        Name                                  Title
-----------------------------      --------------------------
s/Louis M. Brown, Jr.                     Director and                      9-29-97
------------------------              Chairman of the Board
Louis M. Brown, Jr.


s/A. L. Giannopoulos                 Director and President                 9-29-97
------------------------             Chief Executive Officer
A. L. Giannopoulos


s/Ronald J. Kolson                  Executive Vice President                9-29-97
------------------------             Chief Operating Officer
Ronald J. Kolson


s/Gary C. Kaufman                     Senior Vice President                 9-29-97
------------------------           Finance and Administration
Gary C. Kaufman                      Chief Financial Officer


s/Daniel Cohen                                                              9-29-97
------------------------                    Director
Daniel Cohen


s/Alan M. Voorhees                                                          9-29-97
------------------------                    Director
Alan M. Voorhees


s/Edward T. Wilson                                                          9-29-97
------------------------                    Director
Edward T. Wilson


s/John G. Puente                                                            9-29-97
----------------------                      Director
John G. Puente


s/F. Suzanne Jenniches                                                      9-29-97
------------------------                    Director
F. Suzanne Jenniches

                                 EXHIBIT INDEX



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

10b3 MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10c.     Underwriting Agreement dated July 6, 1995 by and among MICROS Systems,
         Inc., Westinghouse Electric Corporation, Westinghouse Holdings
         Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co.
         Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

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

10h.     Employment Agreement dated May 28, 1997 between MICROS Systems, Inc.
         and Gary C. Kaufman.

10i.     Employment Agreement dated May 28, 1997 between MICROS Systems, Inc.
         and Ronald J. Kolson.

10j.     Consulting Agreement dated July 1, 1997 between MICROS Systems, Inc.
         and Daniel Cohen.

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