Form 10-Q
period 1997-09-30
MICROS SYSTEMS INC
filed 1997-11-14
CIK 320345

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997
                         Commission file number 0-9993

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

As of September 30, 1997, there were 8,006,763 shares of Common Stock, $.025 par value, outstanding.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1997

                         PART I - Financial Information

Item 1.     Financial Statements.

                                    General

The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1997, as filed with the Securities and Exchange Commission.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                                                 September 30,           June 30,
                                                                                                     1997                  1997
                                                                                                     ----                  ----
ASSETS
------
Current assets:
     Cash and cash equivalents                                                                        $ 9,366             $ 10,864
     Accounts receivable, net of allowance for
       doubtful accounts of $1,898 at September 30,
       1997 and $2,508 at June 30, 1997                                                                61,482               64,541
     Inventories                                                                                       25,031               23,855
     Deferred income taxes                                                                              3,437                3,437
     Prepaid expenses and other current assets                                                          7,524                5,053
                                                                                                        -----                -----
          Total current assets                                                                        106,840              107,750

Property, plant and equipment, net of accumulated
     depreciation and amortization of $15,987 at
     September 30, 1997 and $15,303 at June 30, 1997                                                   20,395               19,297
Deferred income taxes, non-current                                                                      5,026                5,026
Goodwill and intangible assets, net of
     accumulated amortization of $6,384 at
     September 30, 1997 and $5,731 at June 30, 1997                                                    19,390               20,806
Purchased and internally developed software,
     net of accumulated amortization of $5,203 at
     September 30, 1997 and $4,825 at June 30, 1997                                                    10,359                9,872
Other assets                                                                                              757                  799
                                                                                                          ---                  ---
Total assets                                                                                        $ 162,767            $ 163,550
                                                                                                    =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Bank lines of credit                                                                           $  11,059            $  11,740
     Current portion of long-term debt                                                                  2,619                2,846
     Current portion of capital lease obligation                                                          203                  210
     Accounts payable                                                                                  18,224               16,797
     Accrued expenses and other current liabilities                                                    21,738               30,567
     Income taxes payable                                                                               7,116                5,182
     Deferred service revenue                                                                          17,388               12,570
                                                                                                       ------               ------
          Total current liabilities                                                                    78,347               79,912

Long-term debt, net of current portion                                                                  2,356                3,368
Capital lease obligation, net of current portion                                                        3,568                3,711
Deferred income taxes                                                                                   3,321                3,321
Minority interests                                                                                      1,554                1,511
                                                                                                       ------               ------
          Total liabilities                                                                            89,146               91,823
                                                                                                       ------               ------
Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 10,000
       shares; issued and outstanding 8,007 at
       September 30, 1997 and 7,992 at June 30, 1997                                                      200                  200
     Capital in excess of par                                                                          18,482               18,103
     Retained earnings                                                                                 59,141               56,126
     Accumulated foreign currency translation
       adjustments                                                                                     (4,202)              (2,702)
                                                                                                       ------               ------
          Total shareholders' equity                                                                   73,621               71,727
                                                                                                       ------               ------
Total liabilities and shareholders' equity                                                          $ 162,767            $ 163,550
                                                                                                    =========            =========


The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                                            Three Months Ended September 30,
                                                                                            --------------------------------
                                                                                           1997                           1996
                                                                                         --------                       --------
Revenue:
  Hardware and software                                                                  $ 37,412                      $ 30,961
  Service                                                                                  22,176                        16,555
                                                                                           ------                        ------
        Total revenue                                                                      59,588                        47,516
                                                                                           ------                        ------
Costs and expenses:
   Cost of sales
        Hardware and software                                                              18,422                        14,969
        Service                                                                            11,879                         8,403
                                                                                           ------                         -----
           Total cost of sales                                                             30,301                        23,372

  Selling, general and administrative
   expenses                                                                                18,859                        15,992
  Research and development expenses                                                         3,158                         1,946
  Depreciation and amortization                                                             1,882                         1,806
                                                                                            -----                         -----
           Total costs and expenses                                                        54,200                        43,116
                                                                                           ------                        ------

Income from operations                                                                      5,388                         4,400

Non-operating income (expense):
  Interest income                                                                              68                           106
  Interest expense                                                                           (300)                         (412)
  Other income, net                                                                            78                            41
                                                                                               --                            --
Income before taxes and minority
  interest and equity in net earnings of
  affiliates                                                                                5,234                         4,135

Income tax expense                                                                          2,096                         1,654
                                                                                            -----                         -----
Income before minority interest and
  equity in net earnings of affiliates                                                      3,138                         2,481
Minority interest and equity in net
  earnings of affiliates                                                                     (123)                         (154)
                                                                                             ----                          ----
Net income                                                                                $ 3,015                       $ 2,327
                                                                                          =======                       =======

Net income per common and common
  equivalent share                                                                        $  0.37                       $  0.29
                                                                                          =======                       =======
Weighted-average number of common and
  common equivalent shares outstanding                                                      8,245                         7,971
                                                                                            =====                         =====

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                                                               Three Months Ended September 30,
                                                                                              1997                          1996
Net cash flows from operating activities:                                                   $ 3,234                       $ 6,328
                                                                                            -------                       -------
Cash flows from investing activities:
     Purchases of property, plant and
        equipment                                                                            (2,266)                       (1,563)
     Proceeds on dispositions of property,
        plant and equipment                                                                     ---                           113
     Purchased and internally developed
        software                                                                             (1,143)                       (1,151)
     Net cash paid for acquisitions and
        minority interests                                                                     (238)                          (96)
                                                                                               ----                           ---
          Net cash used in investing
            activities                                                                       (3,647)                       (2,697)
                                                                                             ------                        ------
Cash flows from financing activities:
     Principal payments on line of credit                                                       ---                        (1,947)
     Principal payments on long-term debt
        and capital lease obligations                                                        (1,098)                       (2,146)
     Proceeds from issuance of stock                                                            316                           100
     Income tax benefit from stock options
        exercised                                                                                63                            25
                                                                                                 --                            --
          Net cash used in financing
             activities                                                                        (719)                       (3,968)
                                                                                               ----                        ------
Effect of exchange rate changes on cash                                                        (366)                          ---
                                                                                               ----                           ---
Net decrease in cash and cash equivalents                                                    (1,498)                         (337)
Cash and cash equivalents at beginning of
  period                                                                                     10,864                        15,231
                                                                                             ------                        ------
Cash and cash equivalents at end of period                                                  $ 9,366                      $ 14,894
                                                                                            =======                      ========
Supplemental disclosures of cash flow
 information:

     Cash paid during the period for:
          Interest                                                                            $ 367                         $ 548
                                                                                              =====                         =====
          Income taxes                                                                        $ 188                         $ 471
                                                                                              =====                         =====

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1997
                                  (Unaudited)

1.   Inventories

     The components of inventories are as follows (in thousands):


                                               September 30,                 June 30,
                                                   1997                        1997
                                            -----------------            ---------------
     Raw materials                          $           8,146            $         7,594
     Work-in-process                                    3,131                      3,515
     Finished goods                                    13,754                     12,746
                                            -----------------            ---------------
                                            $          25,031            $        23,855
                                            =================            ===============


2.   Legal proceedings

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended September 30, 1997

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources

     The Company has a $25.0 million unsecured committed line of credit which was renewed December 31, 1996 for an additional one year period, expiring on December 31, 1997. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one year period. In addition, the Company has an additional line of credit from one European bank aggregating DM 7.0 million (approximately $3.9 million at the September 30, 1997 exchange rate) as a result of its November 1995 acquisition of Fidelio. As of September 30, 1997, there were no borrowings against this line of credit. For both of these lines of credit, at September 30, 1997, the Company had borrowed approximately $11.1 million and has approximately $17.8 million available. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not engage in any foreign exchange hedging.

     In addition, the Company has long-term debt, both current and non-current, of approximately $5.0 million as of September 30, 1997. The majority of this debt stems from the Fidelio acquisition.

     Net cash provided by operating activities for the three months ended September 30, 1997 was $3.2 million. In addition, the Company used $3.6 million, primarily for the purchase of property, plant and equipment and internally developed software. Net financing activities for the first three months of fiscal 1998 used $0.7 million, primarily for debt repayment.

     The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 1998 will continue to increase for the remainder of the fiscal year and will approximately equal fiscal 1997 expenditures of $8.1 million.

     Results of Operations - First Quarter Comparison

     The Company recorded net income of $.37 per common share in the first quarter of fiscal 1998, compared with net income of $.29 per common share in the first quarter of fiscal 1997. For the quarter, the increased net income was primarily due to higher sales volumes and lower operating expenses as a percentage of sales, partially offset by a decrease in gross margins.

     Revenue of $59.6 million for the first quarter of fiscal 1998 increased $12.1 million, or 25.4%, compared to the same period last year. A comparison of the sales mix for fiscal years 1998 and 1997 is as follows:

                                      Three Months Ended
                                         September 30,
                                     1997           1996
                                     ----           ----
             Hardware                44.7%          44.9%
             Software                18.1%          20.3%
             Service                 37.2%          34.8%
                                    ------         ------
                                    100.0%         100.0%
                                    ======         ======

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended September 30, 1997

     Results of Operations - First Quarter Comparison, Continued

     Both hardware and software sales increased in absolute dollars in fiscal 1998 in comparison to the prior year, but declined as a percentage of total revenue as their absolute increases were less than the increase in service sales. Service sales increased in absolute dollars and as a proportion of total sales for the first quarter in comparison to the prior year due to increases in both the POS and hotel businesses.

     Combined hardware and software revenues for the first quarter of fiscal 1998 increased $6.5 million, or 20.8%, while service revenues increased $5.6 million, or 34.0%, over the same period a year earlier.

     Cost of sales, as a percentage of revenue, increased to 50.9% from 49.2% for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Cost of sales for hardware and software products, as a percentage of related revenue, was 49.2% in the first quarter of fiscal 1998 compared to 48.4% for the same quarter a year earlier. This increase was the result of a greater increase in hardware sales, which generally have lower gross margins, relative to the increase in software sales.

     Service costs, as a percentage of service revenue, increased to 53.6% in the first quarter of fiscal 1998 compared to 50.8% in the same quarter in fiscal 1997. The first quarter increase in comparison to the prior year was due to expansion of the Company's service organization and the initial costs associated with adding additional personnel.

     Selling, general and administrative expenses increased $2.9 million, or 17.9%, in the first quarter of fiscal 1998 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 31.7% in the first quarter of fiscal 1998 compared to 33.7% in the first quarter of fiscal 1997 as sales grew at a rate in excess of these expenses.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $1.2 million, or 62.2%, in the first quarter of fiscal 1998 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $1.1 million in the first quarter of fiscal 1998 and $1.2 million in the first quarter of fiscal 1997, increased $1.2 million, or 38.9%, compared to the same period a year earlier. The increase in absolute dollars for the three-month period is due to increased expenditures in both the POS and hotel businesses.

     Income from operations for the first quarter of fiscal 1998 was $5.4 million, or 9.0% of revenue, compared to income of $4.4 million, or 9.3% of revenue, in the same period a year earlier. For the first quarter of fiscal 1998, the Company's higher dollar income from operations is primarily due to higher sales and lower operating expenses as a percentage of sales, partially offset by a decrease in the gross margin percentage.

     Interest income for the first quarter of fiscal 1998 decreased $38,000 to $68,000, or 35.8%, compared to $106,000 for the first quarter of fiscal 1997. The decrease in interest income for the period is primarily due to a reduction in the Company's average cash balance during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 in order to meet working capital needs. Interest expense decreased $112,000 to $300,000, or 27.2%, for the first quarter of fiscal 1998 from $412,000 for the same period a year ago as the Company reduced its debt obligations.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                  Form 10-Q
                   For the Quarter Ended September 30, 1997

     Results of Operations - First Quarter Comparison, Continued

     The effective tax rate for the both the first quarter of fiscal years 1998 and 1997 is 40.0%. The Company has not experienced any significant shift in its mix of earnings that would require a change in its effective tax rate.

     Summary

     The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry, fueled in part by the acquisitions consummated in calendar year 1995. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects this to continue. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software and services, to prevent future declines in the Company's overall gross margin.

     Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new 3400 QSA and the new 3700 POS systems; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. Other risks are disclosed in the Company's releases and SEC filings.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended September 30, 1997

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

Item 5.  Other Information

     None.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1997

                     Part II - Other Information, continued

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 11 - Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K - None

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MICROS SYSTEMS, INC.
                                          -----------------------------
                                                 (Registrant)

November 14, 1997                         s/ Gary C. Kaufman
-----------------                         ------------------
                                          Gary C. Kaufman
                                          Senior Vice President, Finance and
                                          Administration/Chief Financial Officer

November 14, 1997                         s/ Roberta J. Watson
----------------                          --------------------
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

27.              Financial Data Schedule                           N/A