Form 10-Q
period 1997-12-31
MICROS SYSTEMS INC
filed 1998-02-13
CIK 320345

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended December 31, 1997
                         Commission file number 0-9993


                              MICROS SYSTEMS, INC.
       ----------------------------------------------------------------
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

                            YES   x          NO
                                ----            ----


As of December 31, 1997, there were 8,009,472 shares of Common Stock, $.025 par value, outstanding.





                                       1
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1997

                         PART I - Financial Information


Item 1.  Financial Statements.

                                    General

The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1997 and its Form 10-Q for the quarter ended September 30, 1997 for the fiscal year ending June 30, 1998, as filed with the Securities and Exchange Commission.





                                       2
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)


                                                             December 31,     June 30,
                                                                 1997           1997
                                                                 ----           ----

 ASSETS
 ------
 Current assets:
      Cash and cash equivalents                               $   8,626      $  10,864
      Accounts receivable, net of allowance for
        doubtful accounts of $2,247 at December 31,
        1997 and $2,508 at June 30, 1997                         66,940         64,541
      Inventories                                                32,488         23,855
      Deferred income taxes                                       3,424          3,437
      Prepaid expenses and other current assets                   8,273          5,053
                                                              ---------      ---------
           Total current assets                                 119,751        107,750

 Property, plant and equipment, net of accumulated
      depreciation and amortization of $17,184 at
      December 31, 1997 and $15,303 at June 30, 1997             20,721         19,297
 Deferred income taxes, non-current                               4,771          5,026
 Goodwill and intangible assets, net of
      accumulated amortization of $7,223 at
      December 31, 1997 and $5,731 at June 30, 1997              18,264         20,806
 Purchased and internally developed software,
      net of accumulated amortization of $5,635 at
      December 31, 1997 and $4,825 at June 30, 1997              12,504          9,872
 Other assets                                                       668            799
                                                              ---------      ---------
 Total assets                                                 $ 176,679      $ 163,550
                                                              =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
      Bank lines of credit                                    $  18,342      $  11,740
      Current portion of long-term debt                           2,516          2,846
      Current portion of capital lease obligation                   213            210
      Accounts payable                                           21,389         16,797
      Accrued expenses and other current liabilities             23,617         30,567
      Income taxes payable                                        8,341          5,182
      Deferred service revenue                                   11,406         12,570
                                                              ---------      ---------
           Total current liabilities                             85,824         79,912

 Long-term debt, net of current portion                           4,675          3,368
 Capital lease obligation, net of current portion                 3,447          3,711
 Deferred income taxes                                            3,278          3,321
 Minority interests                                               1,399          1,511
                                                              ---------      ---------
           Total liabilities                                     98,623         91,823
                                                              ---------      ---------

 Commitments and contingencies
 Shareholders' equity:
      Common stock, $.025 par; authorized 30,000
        shares; issued and outstanding 8,009 at
        December 31, 1997 and 7,992 at June 30, 1997                200            200
      Capital in excess of par                                   18,540         18,103
      Retained earnings                                          63,757         56,126
      Accumulated foreign currency translation
        adjustments                                              (4,441)        (2,702)
                                                              ---------      ---------
           Total shareholders' equity                            78,056         71,727
                                                              ---------      ---------

 Total liabilities and shareholders' equity                   $ 176,679      $ 163,550
                                                              =========      =========




  The accompanying notes are an integral part of the consolidated financial statements.





                                       3
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)



                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                               1997                 1996
                                                               ----                 ----
 Revenue:
   Hardware and software                                     $42,186              $35,867
   Service                                                    24,081               20,090
                                                             -------              -------
 Total revenue                                                66,267               55,957
                                                             -------              -------
 Costs and expenses:
   Cost of sales
     Hardware and software                                    19,261               17,613
     Service                                                  12,469               10,060
                                                             -------              -------
   Total cost of sales                                        31,730               27,673

   Selling, general and administrative
     expenses                                                 20,385               16,813
   Research and development expenses                           3,265                2,467
   Depreciation and amortization                               2,072                1,511
                                                             -------              -------
 Total costs and expenses                                     57,452               48,464
                                                             -------              -------

 Income from operations                                        8,815                7,493
 Non-operating income (expense):
   Interest income                                               131                  113
   Interest expense                                             (372)                (371)
   Other income (expense), net                                   (71)                 101
                                                             -------              -------
 Income before taxes and minority
   interest, equity in net earnings of
   affiliates and cumulative effect of
   accounting change                                           8,503                7,336

 Income tax expense                                            3,398                2,938
                                                             -------              -------
 Income before minority interest, equity in
   net earnings of affiliates and
   cumulative effect of accounting change                      5,105                4,398
 Minority interest and equity in net
   earnings of affiliates                                        (77)                (387)
                                                             -------              -------
 Net income before cumulative effect of
   accounting change                                           5,028                4,011

 Cumulative effect of change in accounting
   principle, net of tax benefit of $274                        (412)                   -
                                                             -------              -------

 Net income                                                  $ 4,616              $ 4,011
                                                             =======              =======

 Diluted net income per common and common
   equivalent share:
   Income before cumulative effect of
     accounting change                                       $  0.61              $  0.50
     Cumulative effect of change in
       accounting principle                                     (.05)                   -
                                                             -------              -------
   Diluted net income per common and
     common equivalent share                                 $  0.56              $  0.50
                                                             =======              =======

 Basic net income per common share:
   Income before cumulative effect of
     accounting change                                       $  0.63              $  0.50
     Cumulative effect of change in
       accounting principle                                     (.05)                   -
                                                             -------              -------
   Basic net income per common share                         $  0.58              $  0.50
                                                             =======              =======

 Weighted-average number of shares outstanding:
   Diluted                                                     8,293                8,055
                                                             =======              =======
   Basic                                                       8,008                7,958
                                                             =======              =======


   The accompanying notes are an integral part of the consolidated financial statements.





                                       4
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)



                                                           Six Months Ended December 31,
                                                           -----------------------------
                                                               1997             1996
                                                               ----             ----
 Revenue:
   Hardware and software                                      79,598         $ 66,828
   Service                                                    46,257           36,645
                                                            --------         --------
 Total revenue                                               125,855          103,473
                                                            --------         --------
 Costs and expenses:
   Cost of sales
     Hardware and software                                    37,683           32,581
     Service                                                  24,348           18,463
                                                            --------         --------
   Total cost of sales                                        62,031           51,044

   Selling, general and administrative
     expenses                                                 39,245           32,806
   Research and development expenses                           6,423            4,413
   Depreciation and amortization                               3,953            3,317
                                                            --------         --------
 Total costs and expenses                                    111,652           91,580
                                                            --------         --------

 Income from operations                                       14,203           11,893
 Non-operating income (expense):
   Interest income                                               199              219
   Interest expense                                             (672)            (782)
   Other income (expense), net                                     7              142
                                                            --------         --------
 Income before taxes and minority
   interest, equity in net earnings of
   affiliates and cumulative effect of
   accounting change                                          13,737           11,472

 Income tax expense                                            5,494            4,592
                                                            --------         --------

 Income before minority interest, equity in
   net earnings of affiliates and
   cumulative effect of accounting change                      8,243            6,880
 Minority interest and equity in net
   earnings of affiliates                                       (200)            (542)
                                                            --------         --------
 Net income before cumulative effect of
   accounting change                                           8,043            6,338

   Cumulative effect of change in accounting
     principle, net of tax benefit of $274                      (412)               -
                                                            --------         --------

 Net income                                                 $  7,631         $  6,338
                                                            ========         ========
 Diluted net income per common and common
   equivalent share:
   Income before cumulative effect of
     accounting change                                      $   0.97         $   0.79
     Cumulative effect of change in
       accounting principle                                     (.05)               -
                                                            --------         --------
   Diluted net income per common and
     common equivalent share                                $   0.92         $   0.79
                                                            ========         ========
 Basic net income per common share:
   Income before cumulative effect of
     accounting change                                      $   1.00         $   0.80
     Cumulative effect of change in
       accounting principle                                     (.05)               -
                                                            --------         --------
   Basic net income per common share                        $   0.95         $   0.80
                                                            ========         ========
 Weighted-average number of shares outstanding:
   Diluted                                                     8,269            7,997
                                                            ========         ========
   Basic                                                       8,003            7,952
                                                            ========         ========


   The accompanying notes are an integral part of the consolidated financial statements.





                                       5
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)


                                                            Six months ended December 31,
                                                            -----------------------------
                                                                1997              1996
                                                                ----              ----
 Net cash flows (used in) provided by operating
 activities:                                                  $(2,714)           $10,283
                                                              -------            -------
 Cash flows from investing activities:
      Purchases of property, plant and
        equipment                                              (3,843)            (3,100)
      Proceeds on dispositions of property,
        plant and equipment                                        83                 35
      Purchased and internally developed
        software costs                                         (3,693)            (3,450)
      Dividends to minority owners                               (351)              (112)
      Net cash paid for acquisitions and
        minority interests                                       (238)              (494)
                                                              -------            -------
           Net cash used in investing activities               (8,042)            (7,121)
                                                              -------            -------

 Cash flows from financing activities:
      Principal payments on line of credit                     (3,397)            (1,451)
      Principal payments on long-term debt
        and capital lease obligation                           (1,808)            (3,155)
      Proceeds from line of credit                             10,500                  -
      Proceeds from issuance of long term debt                  2,870                 59
      Proceeds from issuance of stock                             372                 99
      Income tax benefit from stock options
        exercised                                                  64                 25
                                                              -------            -------
           Net cash provided by (used in)
             financing activities                               8,601             (4,423)
                                                              -------            -------

 Effect of exchange rate changes on cash                          (83)                 -
                                                              -------            -------

 Net decrease in cash and cash equivalents                     (2,238)            (1,261)
 Cash and cash equivalents at beginning of period              10,864             15,231
                                                              -------            -------
 Cash and cash equivalents at end of period                   $ 8,626            $13,970
                                                              =======            =======
 Supplemental disclosures of cash flow
 information:
      Cash paid during the period for:
           Interest                                           $   714            $   943
                                                              =======            =======
           Income taxes                                       $   928            $ 2,216
                                                              =======            =======


The accompanying notes are an integral part of the consolidated financial statements.





                                       6
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended December 31, 1997
                                  (Unaudited)

1.       Inventories

         The components of inventories are as follows (in thousands):

                                  December 31, 1997            June 30, 1997
                                  -----------------        -----------------
         Raw materials            $           8,533        $           7,594
         Work-in-process                      2,356                    3,515
         Finished goods                      21,599                   12,746
                                  -----------------        -----------------
                                  $          32,488        $          23,855
                                  =================        =================

2.       Earnings per share

         The Company has adopted SFAS No. 128, "Earnings per Share", for the quarter ending December 31, 1997 and has restated all prior period earnings per share data in accordance with SFAS No. 128. Basic earnings per share excludes the dilutive effect of all outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding. For the quarters ending December 31, 1997 and 1996, the weighted average common shares outstanding were 8,008 and 7,958, respectively. For the six months ended December 31, 1997 and 1996, the weighted average common shares outstanding were 8,003 and 7,952, respectively. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and is computed by increasing the denominator of the basic calculation by the weighted average number of shares to reflect the potential dilutive stock options outstanding. For the quarters ending December 31, 1997 and 1996, the weighted average dilutive number of stock options outstanding were 285 and 97, respectively. For the six months ended December 31, 1997 and 1996, the weighted average number of dilutive stock options outstanding were 266 and 45, respectively.

         For the three month and six month periods ended December 31, 1997 and 1996, respectively, all options outstanding were included in the above earnings per share calculations as no options were anti-dilutive for these periods.

3.       Change in Accounting Principle

         On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued consensus ruling 97-13 which requires certain business reengineering and information technology implementation costs that have previously been capitalized to now be expensed as incurred. In addition, any previously capitalized costs which are addressed by EITF-13 must also be written off as a cumulative adjustment in the quarter containing November 20, 1997.

         As a result of this ruling, the Company recorded a one-time after-tax charge of $0.4 million, or $.05 per common share in the quarter ending December 31, 1997. The charge represents the business process reengineering costs capitalized to date relating to MICROS' installation of a new information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

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

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS will defend against Budgetel's allegations, and has moved





                                       7
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1997

4.       Legal proceedings, continued

         to have certain of the causes of action dismissed. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict,the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources

         The Company has a $25.0 million unsecured committed line of credit which was renewed December 31, 1997 for an additional one year period, expiring on December 31, 1998. In addition, the Company has a DM 15.0 million (approximately $8.3 million at the December 31, 1997 exchange rate) borrowing facility. Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt. For both of these credit agreements, at December 31, 1997, the Company had borrowed approximately $23.4 million and has approximately $9.9 million available. Of the $23.4 million outstanding as of December 31, 1997, $18.3 million represents line of credit borrowings, with the balance representing term debt. The increase in the Company's borrowings during fiscal 1998 stems primarily from an increase in working capital requirements during the latter portion of the second quarter of the fiscal year. The working capital increase was primarily due to inventory build-up associated with delays in product shipments, increased volume for anticipated demand in the last two quarters of the fiscal year and planned safety stock to adequately transition manufacturing from MICROS headquarters to an independent third party. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors and adjusts its foreign currency positions in an effort to reduce its foreign exchange risk.

         Net cash used by operating activities for the six months ended December 31, 1997 was $2.7 million. In addition, the Company used $7.5 million for the purchase of property, plant and equipment and internally developed software. Financing activities for the first six months of fiscal 1998 provided $8.6 million, principally representing borrowings of approximately $13.4 million and debt and capital lease repayments of approximately $5.2 million.

         The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit or other commercial borrowings for which the Company may be eligible, are sufficient to provide the current working capital needs of the Company. The Company anticipates that its property, plant and equipment expenditures for fiscal 1998 will continue to increase for the remainder of the fiscal year and will be approximately $1.0 million less than its 1997 expenditures.

         Results of Operations - Second Quarter and Six Month Comparisons

         The Company recorded income in the second quarter of fiscal 1998, on a diluted basis, of $.61 per common share, before the effect of an accounting change, compared with net income, on a diluted basis, of $.50 per share in the second quarter of fiscal 1997. Income for the six months ended December 31, 1997, on a diluted basis, was $.97 per share, before the effect of an accounting change, compared with net income, on a diluted basis, of $.79 per common share for the first six months of fiscal 1997. The increased income for the quarter was primarily due to higher sales volumes and improved gross margins, partially offset by higher operating expenses, while the increased income for the year to date was primarily due to higher sales volumes also offset by higher operating expenses.

         Net income, on a diluted basis, for the second quarter and first six months of fiscal 1998 was $.56 and $.92, respectively, including a one-time after-tax charge of $0.4 million, or $.05 per common share. This one-time cost stems from a charge





                                       8
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1997

         Results of Operations - Second Quarter and Six Month Comparisons, Continued

         taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately expensed in the quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process reengineering costs capitalized to date relating to MICROS' installation of a new information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

         Revenue of $66.3 million for the second quarter of fiscal 1998 increased $10.3 million, or 18.4%, compared to the same period last year. For the first six months of fiscal 1998, revenue increased $22.4 million to $125.9 million, or 21.6%, over the same period in fiscal 1997. A comparison of the sales mix for fiscal years 1998 and 1997 is as follows:

                         Three Months Ended        Six Months Ended
                            December 31,             December 31,
                         1997         1996         1997        1996
                         ----         ----         ----        ----
         Hardware        42.6%        43.2%        43.6%       44.0%
         Software        21.1%        20.9%        19.7%       20.6%
         Service         36.3%        35.9%        36.7%       35.4%
                        ------       ------       ------      ------
                        100.0%       100.0%       100.0%      100.0%
                        ======       ======       ======      ======


         While hardware sales represent a smaller proportion of total sales in fiscal 1998 in comparison to the prior year, this category continued to grow in absolute dollars. For the quarter, the increases in software and service sales, relative to total sales are primarily due to continued growth in Fidelio sales. For the year to date, software sales continued to grow in absolute dollars, despite a minor decline as a percentage of total sales.

         Combined hardware and software revenues for the second quarter of fiscal 1998 increased $6.3 million, or 17.6%, while service revenues increased $4.0 million, or 19.9%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $12.8 million, or 19.1%, while service revenues increased $9.6 million, or 26.2%, over the same period a year earlier.

         Cost of sales, as a percentage of revenue, decreased to 47.9% from 49.5% for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. For both the first six months of fiscal 1998 and 1997, cost of sales, as a percentage of revenue, was 49.3%. Cost of sales for hardware and software products, as a percentage of related revenue, was 45.7% in the second quarter of fiscal 1998 compared to 49.1% for the same quarter a year earlier and 47.3% compared to 48.8% for the first six months of fiscal 1998 and 1997, respectively. For both the quarter and year to date, these declines are due to a favorable shift in the mix between hardware and software sales.

         Service costs, as a percentage of service revenue, increased to 51.8% in the second quarter of fiscal 1998 compared to 50.1% in the same quarter in fiscal 1997. Service costs, as a percentage of service revenue, increased to 52.6% in the first six months of fiscal 1998 compared to 50.4% for the same period in fiscal 1997. The increased costs for both the quarter and year-to-date were primarily due to continued expansion of the Company's service organization and the initial costs associated with adding additional personnel.

         Selling, general and administrative expenses increased $3.6 million, or 21.3%, in the second quarter of fiscal 1998 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 30.8% in the second quarter of fiscal 1998 compared to 30.1% in the second quarter





                                       9
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1997

         Results of Operations - Second Quarter and Six Month Comparisons, Continued

         of fiscal 1997 as costs grew at a rate in excess of sales. For the first six months of fiscal 1998, selling, general and administrative expenses, as a percentage of revenue, were 31.2% compared to 31.7% for the same period a year earlier. The year-to-date decrease is primarily the result of sales growth at a rate in excess of these expenses.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $798,000, or 32.4%, in the second quarter of fiscal 1998 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.6 million in the second quarter of fiscal 1998 and $1.1 million in the second quarter of fiscal 1997, increased $2.2 million, or 63.1%, compared to the same period a year earlier. For the first six months of fiscal 1998, research and development expenses (exclusive of capitalized software development costs),which consist primarily of labor costs, increased $2.0 million, or 45.6%, compared to the same period a year earlier. Actual research and development expenditures for the first six months of fiscal 1998, including capitalized software development costs of $3.7 million, increased $3.4 million, or 51.7%, compared to the same period a year earlier. The increase in absolute dollars for both the three-month and six-month periods is primarily due to increased expenditures in both the POS and hotel businesses. The Company currently anticipates its research and development expenditures to remain at current dollar levels.

         Income from operations for the second quarter of fiscal 1998 was $8.8 million, or 13.3% of revenue, compared to income of $7.5 million, or 13.4% of revenue, in the same period a year earlier. For the first six months of fiscal 1998, income from operations was $14.2 million compared to income of $11.9 million a year earlier. For both the second quarter and first six months of fiscal 1998, the Company's improved income from operations is primarily due to higher sales and higher gross margins, partially offset by higher operating expenses.

         Interest income for the second quarter of fiscal 1998 increased $18,000 to $131,000, or 15.9%, compared to $113,000 for the second quarter of fiscal 1997. The increase in interest income for the period is primarily due to higher average cash balances during the quarter. Interest expense increased $1,000 to $372,000 for the second quarter of fiscal 1998 from $371,000 for the same period a year ago. Interest income for the first six months in fiscal 1998 was $199,000 compared to $219,000, a decrease of 9.1%, for the comparable period in fiscal 1997 as a result of a lower average investment balance year to date during fiscal 1998. Interest expense for the first six months in fiscal 1998 was $672,000 compared to $782,000, a decrease of 14.1%, for the comparable period in fiscal 1997 primarily due to the decrease in the Company's overall debt during the first six months of fiscal 1998 in comparison to the same period in fiscal 1997, notwithstanding the increase in debt levels at the end of the second quarter of fiscal 1998.

         The effective tax rate for both the second quarter of fiscal years 1998 and 1997 as well as the year to date effective tax rate is 40.0%.

         The cumulative effect of a change in accounting principle relates to a one-time after-tax charge of $412,000, or $.05 per common share. This one-time charge, which was $686,000 on a pre-tax basis, stems from a charge taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately expensed in the Company's quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process reengineering costs capitalized to date relating to MICROS' installation of a new management information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.





                                       10
                                       --

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                   Form 10-Q
                    For the Quarter Ended December 31, 1997

         Results of Operations - Second Quarter and Six Month Comparisons, Continued

         Summary

         The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry, fueled in part by the acquisitions consummated in calendar year 1995. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

         Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the 3400 QSA and the 3700 POS systems; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; inflationary pressures in the labor markets, especially in the high technology industry; and controlling expenses, including those relating to infrastructure expansion. Other risks are disclosed in the Company's releases and SEC filings.





                                       11
                                       --

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1997

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

Item 2.  Changes in Securities.

         An amendment of the Company's Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 10,000,000 to 30,000,000 shares, and to delete a preemptive rights provision, was approved by the Company's shareholders at the annual meeting held on November 21, 1997. Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on December 1, 1997.

Item 3.

         No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on November 21, 1997. A quorum was present and shareholders voted on the following matters:

         1.  Approval of an Amendment to the Articles of Incorporation

The shareholders voted 4,265,098 shares in the affirmative and 2,065,096 shares in the negative with respect to a proposal to adopt an amendment to the Company's Articles of Incorporation. A total of 12,129 shares abstained from the vote. There were 1,032,156 broker non-votes. The amendment increases the number of shares of common stock that the Company is authorized to issue from 10,000,000 to 30,000,000 shares, and deletes a preemptive rights provision. As the requisite number of shares required for approval was obtained, the amendment was approved, and Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on December 1, 1997.

         2.  Election of Directors

The management of the Company nominated a slate of seven persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:


                                                             Vote Withheld
             Nominee                        For                (Abstain)
             -------                        ---              -------------
             Louis M. Brown, Jr.            7,285,268            89,211
             Daniel Cohen                   7,285,163            89,316
             A.L. Giannopoulos              7,283,908            90,571
             F. Suzanne Jenniches           7,282,463            92,016
             John G. Puente                 7,285,163            89,316
             Dwight S. Taylor               7,258,793           115,686
             Alan M. Voorhees               7,262,278           112,201





                                       12
                                       --

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1997

                     Part II - Other Information, continued

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.


         3.  Selection of Independent Public Accountants

The Board of Directors of the Company selected Price Waterhouse LLP as the independent public accountants for the Company for the fiscal year ending June 30, 1998. A proposal (Proposal 3) to approve the selection of Price Waterhouse LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 7,361,983 shares voted in the affirmative; a total of 7,941 shares voted in the negative; and a total of 4,555 shares abstained from the vote.

         4.  Approval of Amendment to Stock Option Plan

The shareholders voted 5,893,488 shares in the affirmative and 521,522 shares in the negative with respect to an amendment to the 1991 Stock Option Plan. A total of 53,099 shares abstained from the vote, and there were 906,370 broker non-votes. The amendment modifies the 1991 Stock Option Plan in three respects: (i) the number of shares available under the 1991 Stock Option Plan is increased by 600,000, with the aggregate number of shares that can be issued under the plan being 1,750,000; (ii) a limit is imposed on the maximum number of shares subject to grants to any individual in any fiscal year to 100,000 shares; and (iii) a provision allowing the Company to accept the surrender of outstanding options and authorize new options in substitution therefore is deleted. As the requisite number of shares required for approval was obtained, the amendment was approved.

Item 5.  Other Information

         On February 11, 1998, the Company and A.L. Giannopoulos, President and Chief Executive Officer, entered into the Second Amendment (the "Second Amendment") to the Employment Agreement, which serves to amend the Employment Agreement dated June 1, 1995, between the Company and Mr. Giannopoulos, as first amended by the First Amendment dated February 6, 1997. The Second Amendment extends the term of the Employment Agreement until June 30, 2002, and provides for compensation for the extension term. Prior to execution of the Second Amendment, the term of the Employment Agreement expired on December 31, 1999.





                                       13
                                       --

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1997

                     Part II - Other Information, continued


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 3(i) - Articles of Amendment to Articles of
                                 Incorporation

                  Exhibit 10   - Material Contracts

                  Exhibit 11   - Computation of Earnings Per Share

                  Exhibit 27   - Financial Data Schedule

         (b)      Reports on Form 8-K - None





                                       14
                                       --

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MICROS SYSTEMS, INC.
                                       -----------------------
                                            (Registrant)

February 13, 1998                      s/ Gary C. Kaufman
-----------------                      ------------------
                                       Gary C. Kaufman
                                       Senior Vice President, Finance and
                                       Administration/Chief Financial Officer


February 13, 1998                      s/ Roberta J. Watson
-----------------                      --------------------
                                       Roberta J. Watson
                                       Vice President and Controller




                                       15
                                       --

                                 EXHIBIT INDEX

                                                                            Sequentially
Exhibit                                                                    Numbered Page
-------                                                                    -------------
3(i)          Articles of Amendment to Articles of Incorporation              17-19

10            Material Contracts                                              20-22

11            Computation of Earnings Per Share                                  23

27            Financial Data Schedule                                            24





                                       16
                                       --