Form 10-Q
period 1998-03-31
MICROS SYSTEMS INC
filed 1998-05-15
CIK 320345

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the quarter ended March 31, 1998
                        Commission file number 0-9993

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


As of March 31, 1998, there were 8,023,376 shares of Common Stock, $.025 par value, outstanding.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                     For the Quarter Ended March 31, 1998

                        PART I - Financial Information

Item 1.  Financial Statements.

                                   General

The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1997 and its Forms 10-Q for the quarters ended September 30, 1997 and December 31, 1997 for the fiscal year ending June 30, 1998, as filed with the Securities and Exchange Commission.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per share data)

                                                              March 31,     June 30,
                                                                1998          1997
                                                                ----          ----
ASSETS
------
Current assets:
     Cash and cash equivalents                              $   8,331     $  10,864
     Accounts receivable, net of allowance for
      doubtful accounts of $2,362 at March 31,
      1998 and $2,508 at June 30, 1997                         77,199        64,541
     Inventories                                               35,385        23,855
     Deferred income taxes                                      3,425         3,437
     Prepaid expenses and other current assets                  9,070         5,053
                                                            ---------      ---------
          Total current assets                                133,410       107,750

Property, plant and equipment, net of accumulated
      depreciation and amortization of $18,421 at
      March 31, 1998 and $15,303 at June 30, 1997              21,092        19,297
Deferred income taxes, non-current                              4,642         5,026
Goodwill and intangible assets, net of
      accumulated amortization of $8,019 at
      March 31, 1998 and $5,731 at June 30, 1997               18,350        20,806
Purchased and internally developed software,
      net of accumulated amortization of $6,124 at
      March 31, 1998 and $4,825 at June 30, 1997               14,918         9,872
Other assets                                                      694           799
                                                            ---------     ---------
Total assets                                                $ 193,106     $ 163,550
                                                            =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Bank lines of credit                                   $  23,472     $  11,740
     Current portion of long-term debt                          2,409         2,846
     Current portion of capital lease obligation                  216           210
     Accounts payable                                          17,395        16,797
     Accrued expenses and other current liabilities            26,412        30,567
     Income taxes payable                                       9,419         5,182
     Deferred service revenue                                  18,338        12,570
                                                            ---------     ---------
          Total current liabilities                            97,661        79,912

Long-term debt, net of current portion                          4,070         3,368
Capital lease obligation, net of current portion                3,424         3,711
Deferred income taxes                                           3,252         3,321
Minority interests                                                868         1,511
                                                            ---------     ---------
          Total liabilities                                   109,275        91,823
                                                            ---------     ---------

Commitments and contingencies
Shareholders' equity (see Note 2):
     Common stock, $.025 par; authorized 30,000
      shares at March 31, 1998 and 10,000 shares at
      June 30, 1997; issued and outstanding 8,023
      at March 31, 1998 and 7,992 at June 30, 1997                201           200
     Capital in excess of par                                  19,054        18,103
     Retained earnings                                         69,607        56,126
     Accumulated foreign currency translation
      adjustments                                              (5,031)       (2,702)
                                                            ---------     ---------
          Total shareholders' equity                           83,831        71,727
                                                            ---------     ---------
Total liabilities and shareholders' equity                  $ 193,106     $ 163,550
                                                            =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1998          1997
                                                                ----          ----
Revenue:
  Hardware and software                                     $  46,545     $  38,489
  Service                                                      24,536        18,221
                                                            ---------     ---------
Total revenue                                                  71,081        56,710
                                                            ---------     ---------
Costs and expenses:
   Cost of sales
      Hardware and software                                    24,908        16,899
      Service                                                  12,442         9,332
                                                            ---------     ---------
   Total cost of sales                                         37,350        26,231

   Selling, general and administrative
    expenses                                                   18,403        17,440
   Research and development expenses                            3,966         3,303
   Depreciation and amortization                                2,253         1,802
                                                            ---------     ---------
Total costs and expenses                                       61,972        48,776
                                                            ---------     ---------
Income from operations                                          9,109         7,934

Non-operating income (expense):
   Interest income                                                 66            99
   Interest expense                                              (538)         (356)
   Other income (expense), net                                    919            34
                                                            ---------     ---------
Income before taxes, minority interest and equity in
 net earnings of affiliates                                     9,556         7,711

Income tax expense                                              3,822         3,081
                                                            ---------     ---------
Income before minority interest and equity in
 net earnings of affiliates                                     5,734         4,630
Minority interest and equity in net
 earnings of affiliates                                           115          (166)
                                                            ---------     ---------
Net income                                                  $   5,849     $   4,464
                                                            =========     =========

Diluted net income per common and common
 equivalent share (see Note 2)                              $    0.35     $    0.27
                                                            =========     =========
Basic net income per common share (see Note 2)              $    0.37     $    0.28
                                                            =========     =========
Weighted-average number of shares outstanding
  (see Note 2):
  Diluted                                                      16,754        16,338
                                                            =========     =========
  Basic                                                        16,027        15,919
                                                            =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                         Nine Months Ended March 31,
                                                         ---------------------------
                                                                1998          1997
                                                                ----          ----
Revenue:
  Hardware and software                                     $ 126,143     $ 105,317
  Service                                                      70,793        54,866
                                                            ---------     ---------
Total revenue                                                 196,936       160,183
                                                            ---------     ---------
Costs and expenses:
  Cost of sales
     Hardware and software                                     62,591        49,480
     Service                                                   36,790        27,795
                                                            ---------     ---------
  Total cost of sales                                          99,381        77,275

  Selling, general and administrative
     expenses                                                  57,648        50,246
  Research and development expenses                            10,388         7,716
  Depreciation and amortization                                 6,206         5,119
                                                            ---------     ---------
Total costs and expenses                                      173,623       140,356
                                                            ---------     ---------
Income from operations                                         23,313        19,827

Non-operating income (expense):
  Interest income                                                 265           318
  Interest expense                                             (1,210)       (1,139)
  Other income (expense), net                                     926           177
                                                            ---------     ---------
Income before taxes and minority interest,
  equity in net earnings of affiliates and
  cumulative effect of accounting change                       23,294        19,183

Income tax expense                                              9,316         7,673
                                                            ---------     ---------
Income before minority interest, equity in
  net earnings of affiliates and
  cumulative effect of accounting change                       13,978        11,510
Minority interest and equity in net
  earnings of affiliates                                          (85)         (708)
                                                            ---------     ---------
Net income before cumulative effect of
  accounting change                                            13,893        10,802

  Cumulative effect of change in accounting
   principle, net of tax benefit of $274                         (412)            -
                                                            ---------     ---------
Net income                                                  $  13,481     $  10,802
                                                            =========     =========
Diluted net income per common and common
 equivalent share (see Note 2):
  Income before cumulative effect of
  accounting change                                         $    0.84     $    0.67
    Cumulative effect of change in
    accounting principle                                         (.03)            -
                                                            ---------     ---------
  Diluted net income per common and
  common equivalent share                                   $    0.81     $    0.67
                                                            =========     =========
Basic net income per common share (see Note 2):
  Income before cumulative effect of
  accounting change                                         $    0.87     $    0.68
    Cumulative effect of change in
    accounting principle                                         (.03)            -
                                                            ---------     ---------
  Basic net income per common share                         $    0.84     $    0.68
                                                            =========     =========
Weighted-average number of shares outstanding
  (see Note 2):
  Diluted                                                      16,610        16,070
                                                            =========     =========
  Basic                                                        16,014        15,909
                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                           Nine Months Ended March 31,
                                                           ---------------------------
                                                              1998            1997
                                                              ----            ----
Net cash flows (used in) provided by operating
activities:                                                 $  (1,716)    $  18,572
                                                            ---------     ---------
Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                               (5,648)       (4,994)
     Proceeds on dispositions of property,
       plant and equipment                                         42           153
     Purchased and internally developed
       software costs                                          (6,722)       (4,486)
     Proceeds on sale of subsidiary                               100             -
     Dividends to minority owners                                (351)         (112)
     Net cash paid for acquisitions and
       minority interests                                      (1,778)       (1,206)
                                                            ---------     ---------
          Net cash used in investing activities               (14,357)      (10,645)
                                                            ---------     ---------
Cash flows from financing activities:
     Principal payments on line of credit                      (5,582)       (1,897)
     Principal payments on long-term debt
       and capital lease obligation                            (2,386)       (3,908)
     Proceeds from line of credit                              18,062             -
     Proceeds from issuance of long term debt                   2,852            59
     Proceeds from issuance of stock                              751           793
     Income tax benefit from stock options
       exercised                                                  200            46
                                                            ---------     ---------
          Net cash provided by (used in)
            financing activities                               13,897        (4,907)
                                                            ---------     ---------

Effect of exchange rate changes on cash                          (357)            -
                                                            ---------     ---------
Net (decrease) increase in cash and cash
  equivalents                                                  (2,533)        3,020
Cash and cash equivalents at beginning of period               10,864        15,231
                                                            ---------     ---------
Cash and cash equivalents at end of period                  $   8,331     $  18,251
                                                            =========     =========
Supplemental disclosures of cash flow information:

     Cash paid during the period for:
          Interest                                          $   1,165     $   1,072
                                                            =========     =========
          Income taxes                                      $   3,128     $   3,103
                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended March 31, 1998
                                  (Unaudited)

1.    Inventories

      The components of inventories are as follows (in thousands):

                                                   March 31, 1998   June 30, 1997
                                                   --------------   -------------
      Raw materials                                   $     5,370    $    7,594
      Work-in-process                                       1,831         3,515
      Finished goods                                       28,184        12,746
                                                      -----------    ----------
                                                      $    35,385    $   23,855
                                                      ===========    ==========

2.    Common Stock

      On November 21, 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation which increased the Company's authorized shares from 10,000,000 to 30,000,000 shares.

      In addition, on April 29, 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend payable to shareholders of record as of May 22, 1998. Accordingly, all per share and share data contained in the Consolidated Statements of Operations and Note 5 to the Consolidated Financial Statements have been adjusted to give retroactive effect to the stock split. Share data in the Consolidated Balance Sheet has not been restated as the record date of the split is May 22, 1998.

3.    Earnings per share

      The Company adopted SFAS No. 128, "Earnings per Share", for the quarter ending December 31, 1997 and has restated all prior period earnings per share data in accordance with SFAS No. 128. Basic earnings per share excludes the dilutive effect of all outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and is computed by increasing the denominator of the basic calculation by the weighted average number of shares to reflect the potentially dilutive stock options outstanding.

      For the three month and nine month periods ended March 31, 1998 and 1997, respectively, all options outstanding were included in the above earnings per share calculations as no options were anti-dilutive for these periods.

4.    Minority Interest

      During the third quarter of fiscal 1998, the Company increased its interest from 51% to 75% in its Scandinavian Fidelio subsidiary group at a cost of approximately $1.5 million. Goodwill approximated $1.1 million and is being amortized over ten years.

5.    Change in Accounting Principle

      On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued consensus ruling 97-13 which requires certain business re-engineering and information technology implementation costs that have previously been capitalized to now be expensed as incurred. In addition, any previously capitalized costs which are addressed by EITF 97-13 must also be written off as a cumulative adjustment in the quarter containing November 20, 1997.

      As a result of this ruling, the Company recorded a one-time after-tax charge of $0.4 million, or $0.03 per common share in the quarter ending December 31, 1997. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS' installation of a new information system.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended March 31, 1998
                                 (Unaudited)

6.    Subsequent Event - Office closure

      On April 2, 1998, MICROS announced the permanent closure of its facility in Munich, Germany. The decision was made to reduce costs and consolidate operations. The Munich office has served as a service and development center for Fidelio hotel products. It is anticipated that the closure will be effective June 30, 1998. Currently, approximately 124 employees are based in the Munich office. While many employees have already accepted relocation offers to other sites in Germany, the U.K. and Florida, approximately 67 employees will be terminated. In accordance with German labor law and practice, and in accordance with an agreement achieved with the Munich office workers council, MICROS will pay certain severance benefits to terminated employees. MICROS anticipates that the aggregate cost of such severance benefits and other costs associated with the office closure shall be in the range of $1.3 to $1.6 million, depending upon the actual number of employees who are terminated. MICROS shall take a one-time restructuring charge in the 1998 fiscal fourth quarter ending June 30, 1998 for this liability. Additionally, MICROS will incur certain other costs, currently estimated to be between $400,000 and $500,000, in the fourth quarter of fiscal 1998 primarily associated with the relocation of those Munich employees who are not terminated. See additional comments pertaining to this matter in Management's discussion and analysis of financial condition and results of operations.

7.    Legal proceedings

      MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

      On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. On March 19, 1998, the Magistrate Judge recommended to the United States District Judge that MICROS' motion to dismiss four of the seven causes of action be granted in its entirety. Assuming this recommendation is adopted, to which the plaintiff has objected, the plaintiff's primary remaining claim is a standard breach of contract claim. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

Item 2. Management's discussion and analysis of financial condition and results of operations

      Liquidity and Capital Resources

      The Company has a $35.0 million unsecured committed line of credit which expires on December 31, 1998. This line of credit was increased from $25.0 million to $35.0 million pursuant to an amendment entered into on March 27, 1998. In addition, the Company has a DM 15.0 million (approximately $8.1 million at the March 31, 1998 exchange rate) borrowing facility. Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt. For both of these credit agreements, at March 31, 1998, the Company had borrowed approximately $28.0 million and has approximately $15.1 million available. Of the $28.0 million outstanding as of March 31, 1998, $23.5 million represents line of credit borrowings, with the balance representing term debt. The increase in the Company's borrowings during fiscal 1998 stems primarily from an increase in working capital requirements during the past two quarters of this fiscal year. The working capital increase was primarily due to inventory build-up to meet anticipated demand

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

      Liquidity and Capital Resources, Continued

      in the next two quarters and increased stock associated with implementing the outsourcing of manufacturing of certain hardware products to an independent third-party. The Company believes it can operate at a lower inventory level and believes it can achieve this during fiscal 1999. The increase in working capital is also attributable to an increase in accounts receivable.

      As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors and adjusts its foreign currency positions in an effort to reduce its foreign exchange risk.

      Net cash used by operating activities for the nine months ended March 31, 1998 was $1.7 million. In addition, the Company used $12.4 million for the purchase of property, plant and equipment and internally developed software. Financing activities for the first nine months of fiscal 1998 provided $13.9 million, principally representing borrowings of approximately $20.9 million along with debt and capital lease repayments of approximately $8.0 million.

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

      Results of Operations - Third Quarter and Nine Month Comparisons

      The per share data presented herein has been restated to reflect the two-for-one stock split discussed in Note 2 of the Notes To Consolidated Financial Statements.

      The Company recorded net income in the third quarter of fiscal 1998, on a diluted basis, of $0.35 per common share compared with net income, on a diluted basis, of $0.27 per share in the third quarter of fiscal 1997. Income for the nine months ended March 31, 1998, on a diluted basis, was $0.84 per share compared with net income, on a diluted basis, of $0.67 per common share for the first nine months of fiscal 1997. The increased income for both the quarter and the year-to-date was primarily due to higher sales volumes partially offset by lower gross margins and higher operating expenses.

      Net income, on a diluted basis, for the third quarter and first nine months of fiscal 1998 was $0.35 and $0.81, respectively, including a second quarter one-time after-tax charge of $0.4 million, or $0.03 per common share. This one-time cost stems from a charge taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately expensed in the quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS' installation of a new information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

      Revenue of $71.1 million for the third quarter of fiscal 1998 increased $14.4 million, or 25.3%, compared to the same period last year. For the first nine months of fiscal 1998, revenue increased $36.8 million to $196.9 million, or 22.9%, over

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

      Results of Operations - Third Quarter and Nine Month Comparisons,
      Continued

      the same period in fiscal 1997. A comparison of the sales mix for fiscal years 1998 and 1997 is as follows:

                         Three Months Ended March 31,   Nine months Ended March 31,
                               1998       1997              1998      1997
                               ----       ----              ----      ----

                Hardware       44.6%      46.2%             43.9%     44.8%
                Software       20.9%      21.7%             20.1%     21.0%
                Service        34.5%      32.1%             36.0%     34.2%
                              ------     ------            ------    ------
                              100.0%     100.0%            100.0%    100.0%
                              ======     ======            ======    ======


      While hardware sales represent a smaller proportion of total sales in fiscal 1998 in comparison to the prior year, this category continued to grow in absolute dollars. For the quarter and the year-to-date, software sales continued to grow in absolute dollars, despite a minor decline as a percentage of total sales. For the quarter and the year-to-date, the increase in service sales, relative to total sales is primarily due to continued growth in both installation and maintenance revenues in both the POS and hotel businesses.

      Combined hardware and software revenues for the third quarter of fiscal 1998 increased $8.1 million, or 20.9%, while service revenues increased $6.3 million, or 34.7%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $20.8 million, or 19.8%, while service revenues increased $15.9 million, or 29.0%, over the same period a year earlier.

      Cost of sales, as a percentage of revenue, increased to 52.6% from 46.3% for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. For the first nine months of fiscal 1998 and 1997, cost of sales, as a percentage of revenue, was 50.5% and 48.2% respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 53.5% in the third quarter of fiscal 1998 compared to 43.9% for the same quarter a year earlier and 49.6% compared to 47.0% for the first nine months of fiscal 1998 and 1997, respectively. For both the quarter and year-to-date, these increases are due to a reduction in hardware margins relative to the prior year while hardware sales continue to grow in absolute dollars and at a rate comparable to software sales for the third quarter and at a rate in excess of software sales for the year-to-date. The decline in hardware margins is primarily due to increased competition and general industry-wide hardware margin declines.

      Service costs, as a percentage of service revenue, decreased to 50.7% in the third quarter of fiscal 1998 compared to 51.2% in the same quarter in fiscal 1997. Service costs, as a percentage of service revenue, increased to 52.0% in the first nine months of fiscal 1998 compared to 50.7% for the same period in fiscal 1997. The decreased costs for the quarter were primarily the result of sales growth at a rate in excess of these costs. The increased costs for the nine months were primarily due to continued expansion of the Company's service organization and the initial costs associated with adding additional personnel. During the third quarter of fiscal 1998, the Company entered into a Service Contractor Agreement with Vanstar Corporation ("Vanstar"), a California-based company, capable of providing certain installation, repair and maintenance services for certain MICROS major account and district customers. MICROS believes that this four year agreement, which can be terminated for any reason after two years, may enable it to better control or reduce its service costs once Vanstar assumes full service responsibilities over approximately the next nine months. Currently, these services are provided through a national network of MICROS dealers and MICROS district offices.

      Selling, general and administrative expenses increased $1.0 million, or 5.5%, in the third quarter of fiscal 1998 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 25.9% in the third quarter of fiscal 1998 compared to 30.8% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, selling, general and administrative expenses, as a percentage of revenue, were 29.3% compared to 31.4%

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

      Results of Operations - Third Quarter and Nine Month Comparisons,
      Continued

      for the same period a year earlier. For both the quarter and the year-to-date, the decreases are primarily the result of sales growth at a rate in excess of these expenses. In an effort to reduce selling, general and administrative expenses and consolidate operations, the Company announced in April, 1998 that it will permanently close its Munich, Germany facility effective June 30, 1998. As the Company will relocate many employees as part of the closure of the Munich office, the Company, in the fourth quarter of fiscal 1998, will record this relocation charge as a general and administrative expense, which is currently estimated to be between $400,000 and $500,000. The Company believes that the closure will reduce its overall selling, general and administrative expenses on an ongoing basis.

      Research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $663,000, or 20.1%, in the third quarter of fiscal 1998 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $3.0 million in the third quarter of fiscal 1998 and $1.0 million in the third quarter of fiscal 1997, increased $2.7 million, or 63.1%, compared to the same period a year earlier. For the first nine months of fiscal 1998, research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $2.7 million, or 34.6%, compared to the same period a year earlier. Actual research and development expenditures for the first nine months of fiscal 1998, including capitalized software development costs of $6.7 million, increased $6.2 million, or 56.2%, compared to the same period a year earlier. The increase in absolute dollars for both the three-month and nine-month periods is primarily due to increased expenditures in both the POS and hotel businesses. The Company currently anticipates its research and development expenditures to remain at current dollar levels.

      Income from operations for the third quarter of fiscal 1998 was $9.1 million, or 12.8% of revenue, compared to income of $7.9 million, or 14.0% of revenue, in the same period a year earlier. For the first nine months of fiscal 1998, income from operations was $23.3 million compared to income of $19.8 million a year earlier. For both the third quarter and first nine months of fiscal 1998, the Company's improved income from operations is primarily due to higher sales partially offset by lower gross margins and higher operating expenses.

      Interest income for the third quarter of fiscal 1998 decreased $33,000 to $66,000, or 33.3%, compared to $99,000 for the third quarter of fiscal 1997. The decrease in interest income for the period is primarily due to lower average cash balances during the quarter. Interest expense increased $182,000 to $538,000 for the third quarter of fiscal 1998 from $356,000 for the same period a year ago primarily due to the increase in the Company's overall debt in the third quarter relative to the prior year. Interest income for the first nine months in fiscal 1998 was $265,000 compared to $318,000, a decrease of 16.7%, for the comparable period in fiscal 1997 as a result of a lower average investment balance year-to-date during fiscal 1998. Interest expense for the first nine months in fiscal 1998 was $1.2 million compared to $1.1 million, an increase of 6.2%, for the comparable period in fiscal 1997 primarily due to the increase in the Company's overall debt during the first nine months of fiscal 1998 in comparison to the same period in fiscal 1997.

      The effective tax rate is 40.0% for both the third quarter and year-to-date of fiscal years 1998 and 1997.

      The year-to-date cumulative effect of a change in accounting principle relates to a one-time after-tax charge of $412,000, or $.03 per common share. This one-time charge, which was $686,000 on a pre-tax basis, stems from a charge taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

      Results of Operations - Third Quarter and Nine Month Comparisons,
      Continued

      expensed in the Company's quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS' installation of a new management information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

      The Company is currently in the process of performing a review of its business systems, and is querying its customers, vendors and resellers with respect to Year 2000 compliancy issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

      Based on preliminary reviews from presently available information, it is believed that with the Company's current installation of a new business operating system, and the significant capital equipment purchases in recent years to upgrade the Company's technological capabilities, the additional costs of addressing potential problems are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources. However, if the Company, its large customers, or significant suppliers are unable to resolve such processing issues in a timely manner, it could have a material impact on the results of operations, liquidity or capital resources of the Company.

      Finally, the Company is currently in the process of completing the testing of its existing product offerings. While certain potential issues have been identified, the expense of upgrading product applications to be Year 2000 compliant has not been material.

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

      Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the 3400 QSA and the 3700 POS systems; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations, exacerbated in part by the fact that a large portion of the Company's business is conducted abroad and denominated in foreign currencies; impact of competitive products and pricing on

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

      Results of Operations - Third Quarter and Nine Month Comparisons,
      Continued

      margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; inflationary pressures in the labor markets, especially in the high technology industry; and controlling expenses, including those relating to infrastructure expansion. Other risks are disclosed in the Company's press releases and periodic SEC filings.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                     For the Quarter Ended March 31, 1998

                         Part II - Other Information

Item 1.    Legal Proceedings.

      On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. On March 19, 1998, the Magistrate Judge recommended to the United States District Judge that MICROS' motion to dismiss four of the seven causes of action be granted in its entirety. Assuming this recommendation is adopted, to which the plaintiff has objected, the plaintiff's primary remaining claim is a standard breach of contract claim. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

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

                     For the Quarter Ended March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MICROS SYSTEMS, INC.
                                        --------------------------
                                              (Registrant)

May 15, 1998                            s/ Gary C. Kaufman
----------------                           ---------------
                                        Gary C. Kaufman
                                        Senior Vice President, Finance and
                                        Administration/Chief Financial Officer

May 15, 1998                            s/ Roberta J. Watson
----------------                           -----------------
                                        Roberta J. Watson
                                        Vice President and Controller

                                EXHIBIT INDEX
                                -------------

                                                                    Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------

11              Computation of Earnings Per Share                       17

27              Financial Data Schedule                                 18