Form 10-K
period 1998-06-30
MICROS SYSTEMS INC
filed 1998-09-28
CIK 320345

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1998
                                       OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the Transition Period From ____________to__________ Commission File Number 0-9993

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
                 Yes    x         No
                      -----          -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

         At the close of business on August 31, 1998, there were issued and outstanding 16,118,267 shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $459,370,610.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders, currently scheduled to be held on November 20, 1998, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of
MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)   MICROS
was a 49% owned investee of Westinghouse Holdings Corporation, a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"), until September 19, 1995, at which time Westinghouse Holdings Corporation sold all of its remaining interest in MICROS pursuant to an underwritten secondary placement. Prior to September, 1995, MICROS was a majority-owned subsidiary of Westinghouse.

         MICROS is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality industry. The information solutions consist of application specific software and hardware systems, supplemented by services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, transportation foodservice, and cruise ships.

         MICROS's enterprise solutions comprise two major areas: (1) hotel information systems; and (2) restaurant information systems. The hotel information systems include property management systems ("PMS"), central reservation systems ("CRS"), customer information systems ("CIS"), and support services. The PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, and interfaces to central reservations and global distribution systems. The CRS software allows hotels to coordinate, process, track and analyze worldwide hotel customer reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The systems run on industry standard Intel-based personal computers ("PCs").

         The restaurant systems include point-of-sale ("POS") application software encompassing transaction control, restaurant operations, accounting data, interfaces to other systems, communications, hardware, and support services. Depending on the product installed, the systems run on either proprietary or industry standard Intel-based PCs. In the fourth quarter of fiscal 1998, MICROS introduced the first two of several modules of its Enterprise Office software suite. These two software modules are Enterprise Management and Product Management. Enterprise Management allows for efficient transmission of data bi-directionally to and from individual restaurants and a central site. Product Management consists of inventory management, recipe analysis, menu engineering and vendor ordering. The Enterprise Office suite is designed to integrate with MICROS's 3700 and 3400 POS systems. Enterprise Office is an important set of software products for MICROS as part of its strategy to expand the range of solutions it can offer restaurants beyond point-of-sale applications. Additional modules under development include labor scheduling/forecasting, financial management, electronic ordering and human resources/payroll management.

         MICROS's PMS and CRS were acquired upon the acquisition of Fidelio Software GmbH ("Fidelio"), a privately held company located in Munich, Germany, on November 30, 1995, at which time MICROS exercised its option to acquire the remaining 70% interest in Fidelio it did not own. MICROS acquired its first 15% interest in Fidelio in May 1993, and another 15% interest in Fidelio in October 1994.

         The Company's PMS is installed worldwide in leading hotel chains such as Marriott International, Radisson Hotels, Hilton International, Wyndham, Westin, Starwood, Ciga, Forte, Inter*Continental, Kempinski, Mandarin

Oriental, Movenpick, Peninsula, Ramada Europe, Shangri-La International and Steigenberger. Worldwide, there are currently over 7,500 Fidelio PMS installations. The Fidelio CRS is installed in hotel chains such as Best Western International, Westin, Wyndham, Concorde (France), Pan Pacific (Singapore), Equatorial (Malaysia), Oberoi (India), Sokos (Finland), Stocks & Stocks (South Africa) and Tourast (Australia). The Fidelio CIS has been sold to Scandic (Sweden), Rydges (Australia), Pernas (Singapore), Peninsula (Hong
Kong), Hilton International (United Kingdom), Mandarin Oriental (Hong Kong), First (Sweden), Sun International (South Africa), Sokos, Equatorial, Tourast, Oberoi, and Pan Pacific.

         MICROS's restaurant POS systems are installed worldwide. Major table service chain restaurant customers include T.G.I. Friday's, Cracker Barrel, Perkins, Host Services, Aramark, Planet Hollywood, Ruby Tuesday's, Hard Rock Cafe, and Whitbread PLC. Major quick service chain restaurant ("QSR") customers include Arby's, various franchisees of Tricon Global Restaurants, Inc. (Burger King, KFC International, and Taco Bell), Red Rooster (Australia), Pasqua Coffee, Subway, and Wendy's. Most of MICROS's QSR installations are franchisees. MICROS's POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton, Forte, Starwood, Hyatt, Inter*Continental, Radisson and Ritz-Carlton. Additional significant markets for the Company's POS systems include casinos, cruise ships, sports arenas, airport concourses, theme parks, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, and the Mirage Casino, the latter three casinos located in Las Vegas, Nevada.

         MICROS offers an extensive range of support services and products for its hotel and restaurant information systems. The services consist of on-site and depot hardware field maintenance, software support, system installation, training, software upgrades, system configuration, media supplies, consulting, networking installation, spare parts, and credit card processing support. The service business is an important element in the portfolio of system solutions that MICROS offers to its customers. Service revenue constituted approximately 35%, 35% and 33% of the Company's total revenue in fiscal 1998, 1997 and 1996, respectively.

PRODUCTS

Restaurant Information Systems

         The Company's restaurant POS systems for the table service/leisure & entertainment markets are the 8700 Hospitality Management System ("HMS"), the 3700 POS system, and the 2700 HMS. For the quick service market, MICROS offers
the 2400 Fast Food System and the 3400 Quick Service Advantage System.   The
Company also offers the MICROS PC Workstation ("PCWS"), an Intel-based microprocessor personal computer, for sale in both hospitality and non-hospitality markets. The PCWS is designed to withstand the rigors of a restaurant environment.

         The 8700 HMS, released in September 1993, is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants. It allows the user the flexibility to configure the system around various hardware and software choices to control restaurant and food service operations at both the server and management levels. Features of the 8700 HMS include customized workstations, such as a flat keyboard and touchscreen, flexible guest check printing, time and attendance capability, check tracking by table or check, credit card authorization, extensive revenue center and system-wide reporting (which analyzes sales mix, sales balancing, serving periods, table turns, time periods, food cost and operator accountability), the ability to split checks into multiple checks and hardware diagnostic and software confidence tests.
The 8700 HMS POS product has an open systems architecture which allows its use on an industry standard Intel-based PC as the server with the order entry terminals being either the Company's proprietary order entry POS terminal hardware or standard PCs. The 8700 HMS utilizes the SCO Unix operating system, which permits multi-tasking and multi-user operations. This architecture gives it the ability to manage any size restaurant or food service operation.

         The 3700 POS, released in October 1996, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes either Microsoft's SQL or Sybase's relational databases, and runs on an industry standard Intel-based PCs. It utilizes a touchscreen, Microsoft Windows based graphical user interface. Over 2,000 licenses have been sold since the product was introduced. Its functionality is similar to the MICROS 8700 HMS.

         The 2700 HMS, of which the first version was released in March 1989 is a stand-alone intelligent terminal designed for table service restaurants, both large and small. The 2700 HMS, available in both an entry level and premium configured platform, relies on proprietary terminal architecture and interfaces with Microsoft's DOS/Windows, Intel-based PC back office software systems. The 2700 HMS Touchscreen System, released in September 1991, combines touchscreen technology with the Company's 2700 HMS POS system. It offers an easy-touch electronic keypad with up to 60 entry points that can be customized according to size and characters, dual LCD screens to speed order entry and reduce operator error, PC compatibility, lead-through prompting and reprogramming of the system software and keyboards through remote communications via phone lines.

         For quick service restaurants, MICROS markets the 2400 Fast Food System ("FFS") and the 3400 Quick Service Advantage ("QSA") System. The MICROS 2400 FFS , released in October 1991, features a proprietary, networked intelligent terminal architecture. A remote printer and video screen subsystem accommodate a wide variety of kitchen production and order routing schemes.
The system's application software addresses quick service requirements in the areas of order entry, drive-thru operations, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office, PC-based software systems. MICROS offers a back office management information systems software package called the 2400 Manager Workstation Plus ("MWS+"). The MWS+ software, released in June 1995, is a PC-based software product which provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels, and permits the integration of point-of-sale functions with in-store back office, regional and home office management information system functions. The 3400 QSA, the base application of which MICROS licenses from a third party software vendor pursuant to a nonexclusive license agreement, was released in October 1997. It has an open system architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes Microsoft's Access database, and runs on an industry standard Intel-based microprocessor PC. Its functionality is similar to the 2400 FFS.

         The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company's Fidelio PMS products.

Hotel Information Systems

         For the hotel marketplace, MICROS, through its Fidelio subsidiary, develops, markets and distributes a complete line of PMS products. The series of software products, called Fidelio Suite, encompasses the following functions: reservations, front office registration, guest accounting, back office accounting, sales and catering management, credit card authorization, food and beverage management, rate management, and engineering management. The Fidelio Suite operates on the Microsoft DOS operating system and utilizes Novell's networking software. The systems run on an industry standard Intel-based PC. In June 1997, Fidelio introduced a version of the Fidelio Suite, called Version 7.0, which utilizes the Microsoft Windows 95 graphical user interface. To date, over 350 sites are installed with Version 7.0. Fidelio has over 7,500 installations worldwide in both international hotel chains and independent hotel/resort properties. The Front Office PMS product is closely integrated with MICROS POS systems for table service restaurants, including the option for a guest folio print and check-out from the Company's 8700 HMS order entry terminal in a hotel restaurant. MICROS plans on introducing an additional suite of Fidelio PMS products in fiscal 1999. These products are part of its Opera suite of products, all of which will run under an Oracle database and operate on various industry standard operating systems. Fidelio also markets its products with special features designed for the cruise ship industry.

         In addition to PMS products for the hotel industry, Fidelio offers CRS and CIS software. The CRS software allows hotel companies to provide instantaneous updating of reservations for member hotels. The CRS also integrates with site specific property management systems, thereby permitting an up-to-date status of room and guest reservations. The CRS software operates on an Oracle database and supports multiple operating systems. In addition to providing the software and related development, Fidelio offers for sale consulting, certain software customization, installation and support services. Fidelio views the CRS software market as an important venue for future business growth. The CIS software permits hotels to maintain a database of information for designated frequent guests. The software is installed in individual hotel sites and is updated daily, or whenever desired, to a centralized database. Like the CRS, the CIS runs on an Oracle database.

         In the fourth quarter of fiscal 1998, MICROS released the 3500 Front Desk System ("FDS"). The 3500 FDS is a hotel PMS product designed for small to mid-size hotels. The 3500 FDS operates under Microsoft's Windows 95/NT operating system with a Sybase database. It is touchscreen based and can run on MICROS's PCWS or industry standard Intel-based PCs. The product will be marketed through MICROS's direct and indirect distribution channels.

SALES, MARKETING AND DISTRIBUTION

         The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 21 years. The Company, its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company's existing customer base with enhanced products and services.

         The Company's POS products are sold primarily through two channels:
(i) the Direct POS Sales Channel, comprised of the Company's owned sales distribution network consisting of both domestic and foreign sales subsidiaries, and the MICROS major account program directed to designated regional, national, and international customers; and (ii) the Indirect POS Sales Channel, an independent sales distribution network consisting of approximately 98 U.S. dealers and 60 international distributors.

         Fidelio's products and services are sold through Company subsidiaries, direct sales offices and international distributors. In the United States and Canada, Fidelio distributes through a direct sales force. Outside of North America, Fidelio has approximately 17 international subsidiaries and 39 international distributors. Many of Fidelio's subsidiaries and distributors also sell MICROS POS products and services.

         Foreign sales accounted for approximately 54%, 51% and 48% of the Company's total revenue in fiscal 1998, 1997 and 1996, respectively.

CUSTOMER SERVICE AND SUPPORT

         MICROS provides a wide range of support products and services to its customers. Products include spare parts, media supplies (ribbons, paper, etc.), active power-line conditioners and uninterruptable power supplies. Services include installation, operator and manager training, hardware maintenance, application software support, credit card software support, network support and consulting. In fiscal 1996, MICROS commenced the implementation of a customer service management system developed by Clarify
Inc.  MICROS further developed and enhanced this system in fiscal 1997.   This
system is an important step on the part of MICROS to expand its support service capacity and to improve the quality of its support. MICROS uses the Clarify system to provide support of its POS and PMS products and services. MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue constituted approximately 35%, 35% and 33% of MICROS's total revenues in fiscal 1998, 1997 and 1996, respectively.

         In March 1998, MICROS signed a four-year agreement with Vanstar Corporation ("Vanstar") regarding the field hardware maintenance and support of the Company's direct restaurant POS accounts in the United States. The agreement requires Vanstar to assume the field hardware maintenance now performed by MICROS's U.S. direct offices and dealers. The field rollout started in July 1998 with full nationwide implementation expected within 12 months of the start date. MICROS may elect to have Vanstar provide additional service related activities, such as systems configuration and product deployment.

RESEARCH AND DEVELOPMENT

         The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as its competitors, have increasingly offered a wider range of features and capabilities.

         The Company conducts its core POS product software and hardware development at its corporate headquarters in Beltsville, Maryland. To facilitate rapid responses for various regional application needs outside the United States, MICROS conducts software development in its Neuss (a suburb of Dusseldorf), Germany and Kuala Lumpur, Malaysia support offices. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire rights to such products and designs.

         In fiscal 1998, MICROS started using the hardware design services of SCI Systems, Inc. ("SCI"). This outsourcing allowed the Company to reduce its internal staff of designers while increasing its capacity to design new hardware platforms. MICROS still retains an in-house design capability. See also Manufacturing in Part I of this Form 10-K.

         Fidelio's PMS, CRS, and CIS development is primarily conducted in
Naples, Florida.   This office has a staff of over eighty people.  The office became the primary development center upon the closure of MICROS's Munich office. The Company moved most of the development to Naples while the remaining resources were relocated to MICROS's Neuss, Germany office. In addition to the Neuss office, additional software development is conducted in Stockholm, Sweden and Tel Aviv, Israel. The multi-location development base allows Fidelio flexibility in conducting software development on a cost-effective basis maximizing utilization of existing personnel. Fidelio maintains close relationships with major software operating companies such as Oracle, Novell and Microsoft. These relationships are important to Fidelio so it can readily incorporate software changes from these companies into its products. Fidelio's international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, amounted to $14.0 million and $11.2 million for fiscal years 1998 and 1997, respectively. Actual research and development expenditures, including capitalized software development costs of $9.1 million and $4.3 million for fiscal years 1998 and 1997, respectively, amounted to $23.1 million and $15.5 million for fiscal years 1998 and 1997, respectively.

COMPETITION

         The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

         The markets in which the Company competes are highly competitive. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to the Company's and over 100 PMS competitors. Competitors in the POS marketplace include full service providers such as Sulcus (Squirrel POS), Panasonic, Positouch, Ibertech, Hospitality Information Systems, GEAC, Compris (owned by NCR), Radiant Systems, Progressive (recently bought by Tridex Corp.), Par Technology and hardware providers such as IBM, NCR, and Javelin, who market their products in conjunction with independent software vendors. There are also numerous smaller companies that license their POS-oriented software with PC-based systems in regional markets.

         Many of the over 100 competitors in the PMS market are small companies with software designed to run on industry standard PCs. There are, however, various major competitors including Sulcus (Lodgistix), MAI Systems, REZsolutions, GEAC, Springer-Miller, Encore and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

         The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as REZsolutions, Sulcus, Springer-Miller, and specialized central reservation providers such as Travel Services International, WizCom International, Pegasus, and JC Penney Telemarketing. The market for central reservation systems is highly competitive.

         MICROS believes that the CIS market has few competitors. The systems in place today are usually customized solution developed by specific chains for their own use. These customized systems are thus not marketed to other hotel chains. The CIS market is relatively new.

MANUFACTURING

         The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. Pursuant to an agreement with SCI Systems, Inc., of Huntsville, Alabama, MICROS contracted to have its POS terminals, PCWS terminals, and
certain communication boards manufactured by SCI.   The Company entered into
this non-exclusive agreement in order to lower its manufacturing costs, expand the availability of POS and PCWS terminals, and to improve product quality.

         The decision to outsource the Company's manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that MICROS could potentially obtain desired products from SCI at a lower cost than the Company could produce, SCI had sufficient assembly capacity to meet MICROS forecasted sales demand, and was capable of achieving targeted product quality levels. MICROS retains a limited manufacturing capability of certain products. Material sourcing is based on availability, service, cost, delivery and quality of the purchased items from domestic and international suppliers. Some items are custom manufactured to the Company's design specifications. MICROS believes that the loss of its current sources for components would not have a material adverse effect on the Company's business since other sources of supply are generally available. The Company believes it maintains good relationships with its suppliers.

EMPLOYEES

         As of June 30, 1998, the Company had approximately 1,754 full-time employees. Approximately 817, or 47% of these employees are based in the United States, with the majority of this group based in the Company's Beltsville, Maryland headquarters, and the balance of this group employed principally at the Company's regional district offices and its product development facility in Naples, Florida. Approximately 682, or 39% of the Company's employees are employed in Europe/Africa/Middle East. The remaining 255 international employees, or 14% of the total, are employed in the Pacific Rim and elsewhere, in offices including those located in Hong Kong, Malaysia and Australia. On an aggregate basis, the Company had approximately 1,462 employees in sales/marketing, customer support services and administration and finance; 239 employees in product development; and 53 employees in operations. The Company is not a party to any collective bargaining agreement and, except as where mandated by law, none of its employees is represented by a labor union. MICROS believes its relations with its employees to be good.

FOREIGN SALES AND FOREIGN MARKET RISK

         The Company recorded foreign sales of approximately $150,023,000 during fiscal 1998 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, and Canada. Comparable sales in fiscal 1997 were $117,115,000 and in fiscal 1996 were approximately $84,667,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company's currency mix with regard to revenues. See Note 14 of Notes to Consolidated Financial Statements for additional geographic data.

         The Company has experienced rapid growth internationally, largely due to the fiscal 1996 acquisition of Fidelio. MICROS's significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 25 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. While the Company has not to date invested in financial instruments designed to protect against currency fluctuations, the Company will continue to evaluate the need to do so in the future.

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

         Finally, the Company is subject to political risk, especially in developing countries with uncertain or unstable political structures or regimes. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, especially in light of the current weak Asian economic conditions, which may prompt certain legislative reform. The Company does not believe at this time that it is exposed to unusual political risk that could have a material adverse impact on the Company.

PATENTS

         The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's hardware products is generally known and available to others. With respect to the Company's software products, it relies on nondisclosure agreements, and an array of U.S. and foreign copyright laws for protection. In the U.S. and in most countries, it is believed that both statutory and common law provides the Company with protection. Notwithstanding the above, there is a risk that third party entities, including competitors, could attempt to misappropriate the Company's intellectual property. Given this potential risk, the Company has implemented certain procedures to monitor misappropriation of its intellectual property.

FLUCTUATIONS AND CUSTOMERS

         The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Moreover, the Company has experienced increased seasonality of its business, given the acquisition of Fidelio in November 1995 and the continued increase of international sales. In particular, with the European summer holiday, the Company anticipates lower sales volume in the first fiscal quarter relative to other quarters. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS's third fiscal quarter, revenue growth in the third quarter over the preceding second quarter may not equal the Company's overall fiscal year-to-year growth rate. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

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

BACKLOG

         The Company generally has a backlog of less than one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 1998 and 1997, the backlog totaled approximately $15.6 million and $21.8 million, respectively.

OTHER

         The Company has a $35.0 million multi-currency unsecured committed line of credit with NationsBank, N.A. ("NationsBank") , effective November 20, 1995, and expiring on December 31, 1998. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. This line of credit was increased from $25.0 million to $35.0 million pursuant to an amendment entered into on March 27, 1998. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the terms of the current loan agreement, the Company may borrow up to $35.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

         During fiscal 1997 Fidelio maintained three unsecured committed lines of credit with BFH Bank, Hypobank and Commerzbank. The Company no longer maintains lines of credit with BHF Bank and Hypobank, effective May 31, 1997. It has retained its credit relationship with Commerzbank and during fiscal 1998 amended and increased its credit facility with this bank so that the Company's borrowing limit was increased from DM 7.0 million to DM 15.0 million (approximately $8.3 million at the June 30, 1998 exchange rate) and the Company may borrow in the form of either a line of credit or term debt. Under the Commerzbank credit facility, the Company has a balance of DM 7.5 million (approximately $4.2 million at the June 30, 1998 exchange rate) in the form of term and balloon debt and has no line of credit borrowings (see Notes 5 and 6).

         The Company initially borrowed DM 30.0 million under the NationsBank line of credit in connection with the Company's acquisition of Fidelio in November, 1995. During fiscal 1997 and 1998, the Company reduced its NationsBank balance by borrowing on two occasions from Commerzbank (see Note
6). As a result, as of June 30, 1998, the DM-denominated borrowings under the NationsBank line of credit were DM 10.0 million (approximately $5.5 million at the June 30, 1998 exchange rate). In addition, during fiscal 1998, the Company has borrowed $21.3 million under the NationsBank line of credit, primarily in order to finance its working capital requirements as well as to further reduce its DM-denominated line of credit borrowings. As of June 30, 1998, the Company's total borrowings under the NationsBank line of credit were $26.8 million.

         For both of these credit facilities, as of June 30, 1998, the Company had borrowed approximately $31.0 million, which was comprised of $26.8 million of line of credit borrowings and $4.2 million of term and balloon borrowings. The weighted-average interest rate on the Company's line of credit borrowings, excluding the term and balloon borrowings, was 6.35% and 4.25% as of June 30, 1998 and 1997, respectively. The Company has approximately $12.3 million available under these credit agreements.

         Certain Fidelio subsidiaries maintain additional lines of credit, none of which is considered material.

RECENT DEVELOPMENTS

         On April 1, 1998, MICROS announced the permanent closure of its facility in Munich, Germany. The decision was made to reduce costs and consolidate operations. The Munich office had served primarily as a service and development center for Fidelio hotel products. As part of the Munich office closure, the Company terminated approximately 72 of the 123 employees. In accordance with German labor law and practice, and in accordance with an agreement achieved with the Munich office workers council, MICROS has paid in July, 1998 or will pay later during fiscal 1999, one-time severance benefits to all terminated Munich employees in the aggregate amount of approximately $1,360,000. The balance of the employees accepted relocation offers to other sites in Germany, the U.K. and Florida and, as a result, the Company has incurred relocation expenses in fiscal 1998 in the amount of approximately $124,000 and the Company anticipates that an additional $400,000 in relocation expenses will be incurred during the first half of fiscal 1999. Lastly, the Company has reserved approximately $761,000 to cover its remaining lease commitments and other related items for its Munich office.

BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING
STATEMENTS

         The Company has experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at historic levels, and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

         Moreover, MICROS's financial results in any single quarter are dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software orders from customers may account for more than an insignificant portion of earnings in any quarter. The customers with whom MICROS does the largest amount of business are expected to vary from year to year as a result of the timing for the roll-out of each customer's system. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters.

         The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS's quarterly operating results and other factors such as announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality industry. In addition, in recent years conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

         The statements contained herein not based on historic facts are forward-looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

-- MICROS's actions in connection with continued and increasing price and product competition in many product areas, including but not limited to PC Workstations, and the impact on sales margins for those items;

-- Difficulties or delays in the development, production, testing and marketing of products, including a failure to deliver new products and technologies when generally anticipated, such as the hitherto unreleased MICROS Fidelio Opera product, an integrated enterprise software package for the lodging industry, and the next versions of PMS and POS products; the failure of customers to accept these products or technologies when planned; any defects in products; MICROS's inability to differentiate its products; and a failure of manufacturing efforts, whether internal or through MICROS's third party manufacturing entities;

-- Implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly);

-- Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large MICROS vendors, including Vanstar Corporation and SCI Systems, Inc. , resulting in a disruption or discontinuation of the services or products provided to MICROS;

--The technological risks of large customer rollouts, especially where the contracts involve new technology such as Opera or third party software; and installation of which the customer requires MICROS to provide;

-- The outcome of various international political and governmental efforts to stabilize economic conditions in Asia; China's actions with respect to the valuation of its currency; the potential that the weak economic conditions in Southeast Asia could spread to other countries where MICROS conducts and anticipates further generation of business, including Australia, Singapore, Malaysia, China and Japan;

-- Because more than half of MICROS's sales are outside the U.S., MICROS's results could be significantly affected by weak economic conditions in countries in which it does business, and emerging markets in which there tend to be significant growth, and by changes in foreign currency exchange rates affecting those countries;

-- The ability of MICROS to recruit and retain engineers and other highly-skilled personnel, especially in light of increasingly tight labor markets in the technology industry;

-- Controlling expenses associated with the rapid expansion of the Company's infrastructure necessitated by increase in sales volume;

-- Although MICROS attempts to protect its proprietary technology through a combination of trade secrets, patent and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to MICROS's products;

-- The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims, and changes in those items, and developments or assertions by or against MICROS relating to intellectual property rights and intellectual property licenses;

-- The effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, especially in light of the current weak Asian economic conditions, which may prompt certain legislative reform;

-- Unanticipated impact of Year 2000 issues, particularly the failure of products from major suppliers to function properly in the Year 2000; unanticipated Year 2000 litigation expenses, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products;

-- Unanticipated impact of issues relating to the adoption and implementation of a common currency, the Euro, by the European Economic and Monetary Union; unanticipated litigation expenses relating to the adoption and implementation of the Euro, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products.

ITEM 2.  PROPERTIES

         The Company's executive offices and main administrative and manufacturing facilities are currently located in Beltsville, Maryland. The Company conducts sales, marketing, customer support and product development activities for its POS operations at this location. The Fidelio headquarters, where the Company conducts a significant portion of the PMS sales, marketing and customer support activities, has been relocated and consolidated from Munich, Germany to Neuss, Germany. Currently, the Company leases approximately 31,000 feet in a Neuss office building pursuant to lease agreement expiring in May, 2003, with an option to renew for an additional five-year term.

         The Beltsville, Maryland campus is comprised of the following four buildings: (i) 12000 Baltimore Avenue, which is approximately 60,000 square feet and is owned by the Company; (ii) 12050 Baltimore Avenue, which is approximately 90,000 square feet, with approximately 71,700 under lease by the Company, 44,900 of which is currently leased by the Company through 2009, with options to increase its leased space during that period with an option to purchase the entire building for ten dollars in the year 2009, with the remaining 26,800 square feet leased by the Company under operating leases through December 1998; (iii) 6900 Virginia Manor Road, in which 36,700 square feet is leased under operating leases by the Company through September 2001; and (iv) 11950 Baltimore

Avenue, in which 8,600 square feet is leased under an operating lease by the Company through September 1999. The Company believes that it can either negotiate extensions for expiring leases, or that additional space will be available upon expiration of any of the existing Beltsville leases.

         To satisfy other sales, service and support, and product development needs, the Company leases space in eleven cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas and in over twenty cities worldwide, including London, Paris, Kuala Lumpur, Sydney and Hong Kong.

         In July 1998, MICROS entered into a construction agreement and a lease agreement (collectively, the "Orix Agreements") with Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation. In accordance with the terms of the Orix Agreements, Orix shall construct and own a 250,000 square foot building located on a twenty acre parcel in Columbia, Maryland. It is anticipated that construction will commence in November 1998, and be completed in March 2000. The new facility shall serve as the new worldwide corporate headquarters for MICROS, allowing MICROS to exit the four facilities currently owned or leased in Beltsville, Maryland.

         The Orix Agreements commit MICROS to lease at least 200,000 square feet from Orix, for a ten-year period commencing upon completion of the facility. The Orix Agreements also provide MICROS with expansion space, if subsequently required.

         While it is anticipated that the annual amount of the lease liabilities under the Orix Agreements shall exceed existing lease liabilities, the increase is not currently deemed to be material. Actual lease liabilities, however, shall depend upon the actual cost of the construction of the facility, and therefore may vary from current projections. Moreover, MICROS anticipates incurring certain one-time expenses associated with its relocation to the new facility, and termination of existing real estate and furniture lease obligations in Beltsville Maryland. These one-time relocation expenses may range between $800,000 and $1,300,000.

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

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. On June 22, 1998, the United States District Court Judge granted MICROS's motion to dismiss four of the seven causes of action. Budgetel has since filed a motion for leave to file an amended complaint, to which MICROS has objected. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

         As of August 31, 1998, there were approximately 402 record holders of the Company's Common Stock, $.025 par value.

         The Company's Common Stock (symbol "MCRS") is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. The following table shows the range of trading prices for the period indicated, as
reported by NASDAQ.   All references to the number of common shares and per
share amounts presented in Part II of this Form 10-K have been retroactively restated to reflect a two-for-one stock split effected in the form of a stock dividend in the fourth quarter of fiscal 1998.

         On August 31, 1998 the closing price for the stock was $28.50.

                                                           Price Range*
                                                           ------------
                                                           (in dollars)
                                                         ----------------
                                                        High          Low
                                                      ---------     -------
 Year Ended June 30, 1998
 7/01/97 - 9/30/97              (First Quarter)       25            20-5/16
 10/01/97 - 12/31/97            (Second Quarter)      27-3/4        21-1/4
 1/01/98 - 3/31/98              (Third Quarter)       30-11/32      22-3/16
 4/01/98- 6/30/98               (Fourth Quarter)      33-1/2        27

 Year Ended June 30, 1997
 7/01/96 - 9/30/96              (First Quarter)       15-5/8         9-3/8
 10/01/96 - 12/31/96            (Second Quarter)      17-7/8        14
 1/01/97 - 3/31/97              (Third Quarter)       20-3/8        14-3/8
 4/01/97- 6/30/97               (Fourth Quarter)      21            15

 Year Ended June 30, 1996
 7/01/95 - 9/30/95              (First Quarter)       19-3/4        15-1/2
 10/01/95 - 12/31/95            (Second Quarter)      24-7/8        16-3/8
 1/01/96 - 3/31/96              (Third Quarter)       26-7/8        11-1/2
 4/01/96 - 6/30/96              (Fourth Quarter)      16-1/2        10-1/8

* The stock prices are reflective of a two-for-one stock split effected in the form of a stock dividend on June 23, 1998.

         The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 1998, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements). Future cash dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                                                  Fiscal Years Ended June 30,
                                                                  1998         1997          1996         1995          1994
                                                                --------     --------      --------     --------       --------
         Statement of Operations Data
             Revenue                                            $280,245     $228,169      $178,049     $112,021       $79,265
             Income from operations                              $34,077      $27,836        $4,031      $16,542       $12,322
             Net income                                          $19,641      $16,332        $2,392      $11,577        $8,687
             Basic net income per common share (1) (2)             $1.23        $1.03         $0.15        $0.74         $0.56
             Diluted net income per common share (1) (2)           $1.18        $1.01         $0.15        $0.73         $0.55
             Cash dividends                                           --           --            --           --            --
         Balance Sheet Data
             Working capital                                     $45,399      $27,838       $20,695      $37,029       $27,126
             Total assets                                       $204,611     $161,605      $136,836      $89,644       $66,191
             Long-term debt and capital leases (3)                $9,790      $10,135       $15,524       $5,614        $5,803
             Shareholders' equity                                $91,733      $71,727       $56,195      $53,450       $39,938
             Book value per share                                  $5.70        $4.49         $3.54        $3.40         $2.57
         Additional Data
             Weighted average number of common shares
               outstanding-basic                                  16,027       15,918        15,794       15,670        15,470
                          -diluted                                16,690       16,101        16,012       15,904        15,822



(1) Included in fiscal 1998 net income per share is a charge relating to the closure of the Company's Munich, Germany headquarters in the amount of $0.08 per share (basic) and $0.07 per share (diluted). Also included in fiscal 1998 net income per share is a charge for a change in accounting principle in the amount of $0.02 per share.
(2) Included in fiscal 1996 net income per share is a charge for purchased in-development software technology in the amount of $0.51 per share relating to the acquisition of Fidelio.
(3) Including current portion.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 1998 to Fiscal 1997:

         The Company recorded diluted net income of $1.18 per common share in fiscal 1998, compared with diluted net income of $1.01 per common share in fiscal 1997. The increase in net income is primarily attributable to higher sales volumes generating a higher gross margin in absolute dollars, offset partially by increased cost of sales, operating expenses and other non-operating and other expenses.

         Revenue of $280.2 million for fiscal 1998 increased $52.1 million, or 22.8%, compared to the same period last year. A comparison of the sales mix for fiscal years 1998 and 1997 is as follows:

                                                              Year Ended  June 30,
                                                              --------------------
                                                                1998       1997
                                                                -----      ----
               Hardware                                        44.7%       45.1%
               Software                                        20.6%       20.1%
               Service                                         34.7%       34.8%
                                                              ------      ------
                                                              100.0%      100.0%
                                                              ======      ======

         While hardware sales represent a smaller proportion of total sales in fiscal 1998 in comparison to fiscal 1997, this category continued to grow in absolute dollars. The dollar increase is primarily attributable to increased sales of the Company's own PCWS ("PC Workstation") and computers purchased for re-sale. The increase in software for the year, relative to total sales, is due to sales arising from the Company's central reservation and customer information system hotel products along with increases experienced in the Company's 3700 and 3400 QSA restaurant POS products. Service sales increased in absolute dollars in comparison to fiscal 1997, and at a rate approximately equal to that of combined hardware and software sales. Service sales have increased primarily due to the additional service work attributable to increased sales volumes along with the maintenance revenues associated with these new customers.

         Combined hardware and software revenues for fiscal 1998 increased $34.2 million, or 23.0%, while service revenues increased $17.8 million or 22.5%, over the same period a year earlier.

         The Company's revenues for fiscal 1998 were transacted in approximately twenty-five currencies, while in fiscal years 1997 and 1996, the Company's revenues were transacted in approximately twenty currencies. The relative mix over the past three years is as follows:

                           Year Ended June 30,
                           -------------------
Revenues by currency (1)    1998   1997   1996
                            ----   ----   ----

United States Dollar         56%    58%    65%
German Mark                  15%    11%    10%
U.K. Pound Sterling           8%     6%     6%
French Franc                  4%     4%     5%
Swedish Krona                 4%     4%     3%
Australian Dollar             2%     3%     1%
Chinese Renminbi              2%     --     --
Singapore Dollar              1%     2%     1%
All Other Currencies (2)      8%    12%     9%
                              --    ---     --
Total                       100%   100%   100%
                            ====   ====   ====


(1)  Calculated using average exchange rates for the year.
(2) Represents approximately 17 currencies in fiscal 1998 and approximately 13 currencies in fiscal years 1997 and 1996.

         Until fiscal 1996, the Company had historically transacted business primarily in the United States Dollar and, to a lesser extent, in European currencies, as a result of its Europe-based subsidiaries. During fiscal 1996, as a result of the Fidelio acquisition on November 30, 1995, the Company expanded its revenue mix to a higher proportion of revenues denominated in the German Mark and other foreign currencies. Beginning in fiscal 1997, the Company experienced a full year's amount of sales from Fidelio and its subsidiaries that have contributed to the further diversification of currencies in comparison to prior years.

         Cost of sales, as a percentage of revenue, increased to 50.9% from 49.1% for fiscal 1998 compared to fiscal 1997. Cost of sales for hardware and software products, as a percentage of related revenue, was 50.2% in fiscal 1998 compared to 48.4% for the same period a year earlier. The increase in cost of sales was as a result of a shift in the demand of hardware products towards higher-cost products, including the Company's own PCWS and computers purchased for re-sale.

         Service costs, as a percentage of service revenue, increased to 52.2% in fiscal 1998 compared to 50.3% in fiscal 1997. The increased costs in comparison to fiscal 1997 were primarily due to continued investment in the Company's service organization and the costs associated with training new service personnel.

         Selling, general and administrative expenses increased $9.0 million, or 12.9%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 28.1% in fiscal 1998 compared to 30.5% in fiscal 1997 as sales grew at a rate in excess of these expenses. The decrease as a percentage of revenue is primarily due to the Company's continued and successful efforts to reduce or limit the growth in its selling, general and administrative expenses.

         Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $2.8 million, or 25.0%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 5.0% in fiscal 1998 compared to 4.9% in fiscal 1997. Actual research and development expenditures, including capitalized software development costs of $9.1 million in fiscal 1998 increased $7.6 million, or 48.9%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 8.2% in fiscal 1998 compared to 6.8% in fiscal 1997. The increase in absolute dollars is primarily due to increased expenditures for development of the Company's hotel systems products, mainly those in development at the Company's Naples, Florida office and, to a lesser extent, continued increased spending for the development of the Company's restaurant POS products.

         Office closure costs of $2.2 million relate to the charge recorded during the fourth quarter of fiscal 1998 in connection with the closure of the Company's Munich, Germany headquarters. These costs represented primarily severance benefits for terminated employees along with a provision to accrue for the remaining lease commitment at this location. The Company anticipates an additional $0.4 million in relocation expenses will be incurred during the first half of fiscal 1999 and recorded as expense when incurred.

         Income from operations for fiscal 1998 was $34.1 million, or 12.2% of revenue, compared to income of $27.8 million in fiscal 1997. The Company's higher income from operations is primarily due to higher sales. Excluding the impact of the Munich office closure, income from operations would have been $36.3 million or 13.0% of revenue, compared to 12.2% in fiscal 1997.

         Interest income for 1998 decreased $0.2 million or 36.7%, compared to fiscal 1997. The decrease is due to the use of cash needed for working capital along with a reduction in the Company's average cash balance during fiscal 1998 compared to fiscal 1997. Interest expense increased $0.3 million or 21.7%, compared to fiscal 1997. The increase in interest expense for the period is primarily due to the Company's increase in its line of credit borrowings.

         The effective tax rate for fiscal 1998 is 38.8% compared to 38.4% for fiscal 1997. The effective tax rate for fiscal 1999 may be higher than 38.8% due to a shift in the mix of earnings towards countries with higher tax rates and pending the uncertain extension of the domestic research and development tax credit into fiscal 1999.

         The cumulative effect of a change in accounting principle represents a one-time after-tax charge of $0.4 million, or $.02 per common share. This one-time charge, which was $0.7 million on a pre-tax basis, stems from a charge taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately expensed in the Company's quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS's installation of a new management information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

Year 2000

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

         In 1997, the Company created a corporate-wide Year 2000 project team representing all business units of the Company. The team was divided into three segments, each of which was tasked with analyzing one of the following three sets of issues: (i) Year 2000 compliance issues with respect to Company internal information systems; (ii) Year 2000 compliance issues with respect to the information systems of certain key Company vendors and suppliers; and (iii) Year 2000 compliance issues with respect to Company products that the Company sells and licenses to its worldwide customer base.

         Year 2000 Compliance Issues with respect to Company Internal Information Systems

         The Company's Management Information Systems Department assumed all Year 2000 obligations associated with testing, analyzing and implementing the Company's internal information systems. Although these activities were not formally assigned to the MIS department until 1997, the department had nonetheless embraced such as part of its implementation of new enterprise resources planning systems in 1996. This implementation involved replacing all internal information systems with Oracle Applications Release
10.7. As part of this implementation, the Company required certification that all Oracle products were Year 2000 compliant, which such certification has been provided. The Company is in the process of verifying the Year 2000 compliancy of the Oracle products. Internationally, the Company currently intends to adopt Year 2000 compliant Oracle applications at certain central locations. Appropriate upgrades to existing systems shall be made at the non-central international offices, where deemed appropriate or necessary.

         Year 2000 Compliance Issues with respect to the Information Systems of Certain Key Company Vendors and Suppliers

         In addition to internal Year 2000 activities and the review and remediation of the Company's internal information systems, the Company is in contact with its key suppliers and vendors to assess their compliance. The Company has received to date certain assurances from these suppliers and vendors that any Year 2000 issues from which they suffer will not materially adversely affect MICROS. There can, however, be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its current and future actions with suppliers will minimize these risks.

         Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

         Finally, the Company is currently in the process of completing the testing of its existing product offerings. The testing includes an analysis of both standard products, currently offered, and all custom products that have been offered or developed since 1995, which the Company currently supports.
The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material.

         Year 2000 Compliance Costs

         Through fiscal 1998, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows.

         The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the second and fourth quarters of fiscal 1999. In the event that the Company determines that it may fail to achieve these milestones, additional internal resources will be focused on completing these projects or developing contingency plans.

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

Euro Conversion

         On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of June 30, 1998, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

         MICROS is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Moreover, there is still some uncertainty with respect to the interpretation of certain Euro regulations, and the impact of the regulations on the Company's Euro implementation. Any costs associated with the adoption of the Euro will be expensed as incurred and the Company currently does not expect these costs to be material to its results of operations, financial condition or liquidity.

Comparison of Fiscal 1997 to Fiscal 1996:

         The Company recorded diluted net income of $1.01 per common share in fiscal 1997, compared with diluted net income of $0.15 per common share in fiscal 1996. The results for fiscal 1996 include a one-time after tax charge of $8.1 million, or $0.51 per diluted common share, for the write-off of purchased in-development software technology associated with the acquisition of Fidelio. Excluding this one-time charge, the increased net income in fiscal 1997 was primarily due to higher sales volumes and improved gross margins associated with a favorable sales mix of higher margin products.

         Revenue of $228.2 million for fiscal 1997 increased $50.1 million, or 28.1%, compared to the same period last year. A comparison of the sales mix for fiscal years 1997 and 1996 is as follows:

                                              Year Ended  June 30,
                                              --------------------
                                               1997       1996
                                               ----       ----
                 Hardware                       45.1%     53.4%
                 Software                       20.1%     13.9%
                 Service                        34.8%     32.7%
                                                -----    ------
                                               100.0%    100.0%
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

         Combined hardware and software revenues for fiscal 1997 increased $28.9 million, or 24.2%, while service revenues increased $21.2 million or 36.4%, over the same period a year earlier.

         The Company's revenues are transacted in approximately twenty currencies. The relative mix over the past three years is as follows:

                           Year Ended June 30,
                           -------------------
Revenues by currency       1997    1996   1995
(1)                        ----    ----   ----

United States Dollar        58%     65%    84%
German Mark                 11%     10%     5%
U.K. Pound Sterling          6%      6%     6%
French Franc                 4%      5%     1%
Australian Dollar            3%      1%     --
Singapore Dollar             2%      1%     --
All Other Currencies (2)    16%     12%     4%
                            ---     ---    ---
Total                      100%    100%   100%
                           ====    ====   ====

(1) Calculated using average exchange rates for the year.
(2)  Represents approximately 14 currencies.

         Until fiscal 1996, the Company had historically transacted business primarily in the United States Dollar and, to a lesser extent, in European currencies, as a result of its Europe-based subsidiaries. During fiscal 1996, as a result of the Fidelio acquisition on November 30, 1995, the Company expanded its revenue mix to a higher proportion of revenues denominated in the German Mark and other foreign currencies. In fiscal 1997, the Company experienced a full year's amount of sales from Fidelio and its subsidiaries that have contributed to the further diversification of currencies in comparison to prior years.

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

         Selling, general and administrative expenses increased $12.7 million, or 22.2%, in fiscal 1997 compared to fiscal 1996. As a percentage of revenue, selling, general and administrative expenses decreased to 30.5% in fiscal 1997 compared to 32.0% in fiscal 1996 as sales grew at a rate in excess of these expenses. The decrease is primarily due to a moderation in the expansion of the Company's corporate infrastructure, along with office and staffing consolidation in various international subsidiaries.

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

         Interest income for 1997 decreased $0.3 million or 44.7%, compared to fiscal 1996. The decrease is due to the use of cash needed for working capital along with a reduction in the Company's average cash balance during fiscal 1997 compared to fiscal 1996 as a result of the Fidelio acquisition. Interest expense decreased $0.2 million or 12.3%, compared to fiscal 1996. The decrease in interest expense for the period is primarily due to the Company's reduction of its debt obligations.

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

Liquidity and Capital Resources

         The Company has a $35.0 million unsecured domestic committed line of credit which was renewed December 31, 1997 for an additional one year period, expiring on December 31, 1998. Such line is convertible, at the Company's option, to three-year term debt. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one year period. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $8.3 million at the June 30, 1998 exchange rate). Prior to fiscal 1998, the Company also had two other European lines of credit as a result of its acquisition of Fidelio Software GmbH in November 1995. During fiscal years 1998, 1997 and 1996, the Company borrowed against several of these credit facilities. At June 30, 1998, the Company had borrowed approximately $31.0 million and has approximately $12.3 million available. Of the $31.0 million, the Company has borrowed approximately $26.8 million on a short-term basis and DM 7.5 million (approximately $4.2 million at the June 30, 1998 exchange rate) on a non-current basis. The Company has other term debt, both current and non-current, of approximately $5.6 million as of June 30, 1998. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not currently engage in any foreign exchange hedging.

         Net cash provided by operating activities for fiscal 1998 was $5.7 million versus $16.4 million for fiscal 1997. Proceeds from the issuance of stock under the Company's stock option plan provided $1.6 million for fiscal 1998 and $0.8 million for fiscal 1997. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $0.4 million for fiscal 1998 and $0.1 million during fiscal 1997. During fiscal 1998, the Company used $20.4 million for investing activities, including $9.3 million for the purchase of property, plant and equipment, internally developed software and $1.8 million for business acquisitions. Net financing activities for fiscal 1998 provided $17.7 million, primarily stemming from line of credit borrowings. During fiscal 1997, the Company used $15.3 million for investing activities, including $13.7 million for the purchase of property, plant, and equipment, internally developed software as well as software purchased from a third party and $2.4 million for business acquisitions.

         In fiscal 1996, the Company obtained a DM 10.0 million term loan that was used to repay DM 10.0 million on its then $25.0 million line of credit.
In addition to repayments made during fiscal years 1996 and 1997, the Company repaid DM 3.3 million (approximately $1.9 million at the fiscal 1998 average exchange rate) of this term debt during fiscal 1998. As a result of all of the above, the cash position of the Company at June 30, 1998 was $13.6 million.
All cash is being held for the operation and expansion of the business.

         The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The

Company anticipates that its rate of property, plant and equipment expenditures for fiscal 1999 will be slightly less than its fiscal 1998 expenditures.

         Financial indicators of the Company's liquidity and capital resources as of June 30, 1998 and 1997 were:

      In thousands, except ratios                     1998           1997
 ------------------------------------                 ----           ----
 Cash and cash equivalents                         $13,592        $10,864
                                                   =======        =======
 Available credit facilities                       $43,300        $29,100
 Outstanding credit facilities                      31,000         11,740
                                                    ------         ------
 Unused credit facilities                          $12,300        $17,360
                                                   =======        =======
 Working capital                                   $45,399        $27,838
                                                   =======        =======
 Long-term debt and capital lease obligations:
      Current                                       $2,250         $3,056
      Non-current                                    7,540          7,079
                                                     -----          -----
        Total                                       $9,790        $10,135
                                                    ======        =======
 Shareholders' equity                              $91,733        $71,727
                                                   =======        =======
 Current ratio                                        1.46           1.36
                                                      ====           ====


Inflation

         The Company has not experienced any significant impact as a result of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II, Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14(a) 1.

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

 A. L. Giannopoulos          Director, President and Chief Executive Officer

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

 F. Suzanne Jenniches        Director

 Gary C. Kaufman             Senior Vice President, Finance and Administration and Chief Financial Officer

 Ronald J. Kolson            Executive Vice President and Chief Operating Officer

 Thomas L. Patz              Vice President and General Counsel

 John G. Puente              Director

 Dwight S. Taylor            Director

 Alan M. Voorhees            Director

 Roberta J. Watson           Vice President and Controller

Directors of the Registrant are elected for a term of one year.

-------------------------------

         Directors and Executive Officers of the Registrant during fiscal 1998:

         T. Paul Armstrong, 40, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. Mr. Armstrong is a graduate of Cambridge University, England.

         Louis M. Brown, Jr., 55, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. He also serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Mr. Brown serves as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of The Johns Hopkins University (B.E.S.-E.E.).

         Daniel Cohen, 43, has been a Director of the Company since November 1992. Mr. Cohen currently serves as President of Bartech Systems International, Inc., a Delaware corporation. Pursuant to a consulting agreement which was terminated June 30, 1998, Mr. Cohen provided consulting services to the Company. Until June 30, 1997, he was Managing Director of Fidelio MICROS France, S.A., a subsidiary of MICROS Systems, Inc. and distributor of the Company's products. Formerly, Mr. Cohen was Managing Director and principal shareholder of D.A.C. Systemes/MICROS France, a company he founded in 1986. In 1992, the Company acquired a 15% equity interest in D.A.C. Systemes, and the name was changed to D.A.C. Systemes/MICROS France. An additional 8% equity interest was acquired by the Company in fiscal 1994, and the remainder of the stock was acquired by the company in fiscal 1996. Mr. Cohen is a graduate of the Hotel School of Lausanne, Switzerland, from which he holds a Masters degree in Hotel Administration.

         Jeffrey B. Edwards, 43, was named President of MICROS-Fidelio Software GmbH and Co. KG, in April 1996. Mr. Edwards has been with the Company since 1994 when he was hired as President of Fidelio Software Corporation, the former U.S. subsidiary of Fidelio Software GmbH. Previously, Mr. Edwards was President and CEO of Action Software Corporation, and COO of Lodgistix, and provided consulting services to various hospitality industry clients. He holds a B.S. degree from the University of Oregon.

         A. L. Giannopoulos, 58, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2002. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos currently serves as a Trustee of Capitol College and as a director of V-One, a public company engaged in the software development of virtual private networks. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

         Frederick F. Goebel, 39, joined the company in March 1996 as General Manager Quick Service Restaurant Group. In May 1997, he was promoted to his present position of Vice President, Quick Service Restaurant Group. For the twelve years prior to coming to MICROS, Mr. Goebel was employed at Par Microsystems Corporation where he held various management positions in its Fast Food Division. Mr. Goebel is a graduate of Clarkson College of Technology, now Clarkson University, with a Bachelor of Science degree in Management and Marketing.

         Daniel G. Interlandi, 45, began his career with MICROS in 1980. He has held key sales and management positions at the Company involving district operations, distributors, major accounts, customer service, and served as Product Manager for Full Service Products. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales & Marketing in September 1993. In April 1996 he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997 he was appointed Senior Vice President and General Manager, Table Service Restaurant/Leisure and Entertainment Group. Mr. Interlandi is a 1975 graduate of Knox College.

         F. Suzanne Jenniches, 50, has been a Director of the Company since October 1996. She is Vice President and General Manager of Automation and Information Systems (AIS) for the Electronic Sensors and Systems Sector of Northrop Grumman, which, either directly or through subsidiaries, designs and develops postal automation systems, intelligent material management systems, enterprise management systems, airline reservation systems and information systems for the travel industry, license plate readers, imaging inspection systems, and records management systems. Ms. Jenniches is past president of the national Society of Women Engineers, has served on the board of governors for the American Association of Engineering Societies, and is currently a board member of the State of Maryland's Greater Baltimore Committee Technology Council. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from The Johns Hopkins University.

         Gary C. Kaufman, 48, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

         Ronald J. Kolson, 44, joined the Company in April 1984 as Controller. In September 1987 he was promoted to Vice President, Finance and Administration and Chief Financial Officer. In 1994, he was promoted to his present position of Executive Vice President and Chief Operating Officer. Mr. Kolson is a graduate of The Pennsylvania State University with a Bachelor of Science Degree in Accounting and is also a Certified Public Accountant.

         Thomas L. Patz, 38, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to his present position of Vice President and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University with a Bachelor of Arts degree in English, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

         John G. Puente, 68, has been a Director since May 1996. He is the Chairman of Telogy Networks, Inc., a developer of communications software products. Mr. Puente is on the board of directors of Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company which provides satellite services and facilities. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company which merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

         Dwight S. Taylor, 53, has been a Director of the Company since 1997. He is Senior Vice President of Corporate Development Services, LLC ("CDS"), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE:OFC). Mr. Taylor has been employed by CDS (or Constellation Real Estate, Inc., an entity with which CDS merged in 1998) in various capacities for the last 14 years. Mr. Taylor is also a member of the Board of Directors of the Associated Black Charities, of which he was formerly its Chairman, and the National Association of Industrial and Office Properties. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Science degree in Economics.

         Alan M. Voorhees, 75, has been a Director of the Company since 1982. He is Chairman of Summit Enterprises, Inc. of Virginia, a privately-held investment company. Mr. Voorhees is Chairman of IDEAS, Inc., a supplier of high technology, custom-engineered products and services, and a member of the Boards of Directors of Autometric, Inc. and Atlantic Southeast Airlines, Inc. Mr. Voorhees is a graduate of Rensselaer Polytechnic Institute and holds a Masters degree from Massachusetts Institute of Technology.

         Roberta J. Watson, 37, joined the Company in November 1987 as Manager of Accounting. In March 1990, she was promoted to the position of Controller, and in November 1994, she was promoted to Vice President and Controller. Ms. Watson holds a Bachelor of Science degree in Accounting from the State University of New York and is a Certified Public Accountant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 will be set forth in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1998, Daniel Cohen was compensated $97,000 in consideration for his provision of consulting services to the Company. During fiscal 1997, Mr. Cohen was a full-time employee of the Company, and was compensated $208,000. Mr. Cohen's employment with the Company terminated on June 30, 1997, and his consultant agreement with the Company terminated on June 30, 1998. Additionally, pursuant to the terms of the Purchase Agreement dated August 25, 1995 under which the Company purchased from Mr. Cohen and his family the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") the Company did not already own, the Company paid to Mr. Cohen approximately $203,000 and $365,000 during fiscal 1998 and 1997, respectively.

         During fiscal 1998 and 1997, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $230,000 and $226,300, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2000, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee commencing at $150,000 plus a target bonus of $70,000, with annual adjustments.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                    Page
                                                                                     No.
                                                                                     ---
 (a) The following documents are filed as a part of this report:

 1. Financial Statements:
    Report of Independent Accountants                                                28

    Consolidated balance sheets as of June 30, 1998 and 1997                         29
    Consolidated statements of operations for the years ended June 30, 1998,
       1997 and 1996                                                                 30
     Consolidated statements of shareholders' equity for the years ended June
       30, 1998, 1997 and 1996                                                       31
     Consolidated statements of cash flows for the years ended June 30, 1998,
       1997 and 1996                                                                 32
     Notes to consolidated financial statements                                      34



 2. Financial Statement Schedules:

       Schedule II, Valuation and qualifying accounts and reserves                   52
       All other schedules are omitted because they are not applicable, or not required, or the required information is included in the financial statements or notes thereto.


 3. Exhibits:

         3(i). Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

         3(i)(a). Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)


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

 10b3.   MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the
         Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

 10b4.   MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the
         Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

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

 10d.    Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30,
         1995.

 10e.    First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

 10f.    Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

 10g.    Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

 10h.    MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly
         Report on Form 10-Q of the Company for the period ended September 30, 1994.

 10i.    Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.



       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

       10j.    Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Ronald J. Kolson is incorporated herein by  reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

       10k.    Consulting Agreement dated July 1, 1997 between MICROS Systems, Inc. and Daniel Cohen is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

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

       23.     Consent of Independent Accountants.

       27.     Financial Data Schedule.

       99.1    Final Statements of Acquired Business is incorporated herein by reference to Exhibit
               99.1 to the Form 8-K/A filed February 13, 1996.

       99.2    Proforma Financial Information is incorporated herein by reference to Exhibit 99.2 to the Form 8-K/A filed February 13, 1996.

(b)    Reports on form 8-K:

    No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1998.

      The annual report will be mailed to shareholders prior to the annual meeting scheduled for November 20, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.,

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 14(a)(2) on page 25 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Baltimore, Maryland
August 21, 1998

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1998 and 1997
                     (in thousands, except per share data)

                                                                                          1998             1997
                                                                                       ----------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $13,592         $10,864
     Accounts receivable, net of allowance for doubtful accounts of
          $2,298 in 1998 and  $2,508 in 1997                                               85,436          62,596
     Inventories                                                                           32,232          23,855
     Deferred income taxes                                                                  4,715           3,437
     Prepaid expenses and other current assets                                              7,136           5,053
                                                                                            -----           -----
          Total current assets                                                            143,111         105,805

Property, plant and equipment, net                                                         21,764          19,297
Deferred income taxes, non-current                                                          4,644           5,026
Goodwill and intangible assets, net of accumulated amortization of
          $8,883 in 1998 and $5,731 in 1997                                                17,597          20,806
Purchased and internally developed software costs, net of accumulated
          amortization of $6,654 in 1998 and $4,825 in 1997                                16,964           9,872
Other assets                                                                                  531             799
                                                                                            -----           -----
Total assets                                                                             $204,611        $161,605
                                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                                 $26,830         $11,740
     Current portion of long-term debt                                                      1,970           2,846
     Current portion of capital lease obligations                                             280             210
     Accounts payable                                                                      18,968          16,797
     Accrued expenses and other current liabilities                                        29,350          30,567
     Income taxes payable                                                                   9,158           5,182
     Deferred income taxes                                                                     44              --
     Deferred service revenue                                                              11,112          10,625
                                                                                           ------          ------
          Total current liabilities                                                        97,712          77,967

Long-term debt, net of current portion                                                      4,074           3,368
Capital lease obligations, net of current portion                                           3,466           3,711
Deferred income taxes, non-current                                                          6,682           3,321
Minority interests                                                                            944           1,511
                                                                                              ---           -----
          Total liabilities                                                               112,878          89,878
                                                                                          -------          ------
Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 30,000 shares in 1998
       and 10,000 shares in 1997; issued and outstanding
       16,101 shares in 1998 and 7,992 shares in 1997                                         403             200
     Capital in excess of par                                                              20,097          18,103
     Retained earnings                                                                     75,566          56,126
     Accumulated foreign currency translation adjustments                                 (4,333)         (2,702)
                                                                                           ------          ------
          Total shareholders' equity                                                       91,733          71,727
                                                                                           ------          ------
Total liabilities and shareholders' equity                                               $204,611        $161,605
                                                                                         ========        ========




   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1998, 1997 and 1996
                     (in thousands, except per share data)

                                                               1998       1997       1996
                                                            ---------- ---------- ----------
 Revenue:
   Hardware and software                                      $183,045   $148,801   $119,854
   Service                                                      97,200     79,368     58,195
                                                                ------     ------     ------
      Total revenue                                            280,245    228,169    178,049
                                                               -------    -------    -------

 Costs and expenses:
   Cost of sales

      Hardware and software                                     91,863     72,070     62,270
      Service                                                   50,745     39,921     28,028
                                                                ------     ------     ------
         Total cost of sales                                   142,608    111,991     90,298

   Selling, general and administrative expenses                 78,640     69,685     57,024
   Research and development expenses                            13,966     11,170      7,171
   Office closure costs                                          2,245         --         --
   Purchased in-development software technology (Note 2)            --         --     14,770
   Depreciation and amortization                                 8,709      7,487      4,755
                                                                 -----      -----      -----
      Total costs and expenses                                 246,168    200,333    174,018
                                                               -------    -------    -------

 Income from operations                                         34,077     27,836      4,031


 Non-operating income (expense):
   Interest income                                                 292        461        833

   Interest expense                                            (1,758)    (1,445)    (1,648)

   Other income (expense), net                                     604        774       (55)
                                                                   ---        ---       ----

 Income before taxes, minority interests, equity in
   net earnings of affiliates and cumulative effect of
   accounting change                                            33,215     27,626      3,161

 Income tax expense                                             12,894     10,616        347
                                                                ------     ------        ---

 Income before minority interests, equity in                    20,321     17,010      2,814
   net earnings of affiliates and cumulative effect of
   accounting change

 Minority interests and equity in net earnings of affiliates     (268)      (678)      (422)
                                                                 -----      -----      -----
 Net income before cumulative effect of accounting change       20,053     16,332      2,392
 Cumulative effect of change in accounting principle,
   net of tax benefit of $274                                    (412)         --         --
                                                                 -----         --         --
 Net income                                                    $19,641    $16,332     $2,392
                                                               =======    =======     ======

 Basic net income per common share:

   Income before cumulative effect of accounting change         $ 1.25     $ 1.03     $ 0.15
     Cumulative effect of change in accounting principle        (0.02)         --         --
                                                                ------         --         --
   Basic net income per common share                            $ 1.23     $ 1.03     $ 0.15
                                                                ======     ======     ======

 Diluted net income per common share:
   Income before cumulative effect of accounting change         $ 1.20     $ 1.01     $ 0.15
     Cumulative effect of change in accounting principle        (0.02)         --         --
                                                                ------         --         --
   Diluted net income per common share                          $ 1.18     $ 1.01     $ 0.15
                                                                ======     ======     ======

 Weighted-average number of shares outstanding:
   Basic                                                        16,027     15,918     15,794
                                                                ======     ======     ======


   Diluted                                                      16,690     16,101     16,012
                                                                ======     ======     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1998, 1997 and 1996
                                 (in thousands)


                                                                                                           Accumulated
                                                                                                             Foreign
                                                           Common Stock           Capital                   Currency
                                                     -------------------------   in Excess    Retained     Translation
                                                        Shares        Amount      of Par      Earnings     Adjustments    Total
                                                     ------------   ----------   ---------   ----------   ------------  ---------
Balance, June 30, 1995                                      7,859        $196      $14,883      $37,402           $969    $53,450

Stock issued upon exercise of options                          85           3          644           --             --        647
Income tax benefit from stock options
  exercised                                                    --          --          329           --             --        329
Net income for the year                                        --          --           --        2,392             --      2,392
Foreign currency translation adjustments                       --          --           --           --        (1,020)    (1,020)
Capital contribution from Westinghouse                         --          --          361           --             --        361
Other                                                          --          --           36           --             --         36
                                                           ------      ------           --      -------         ------         --
Balance, June 30, 1996                                      7,944         199       16,253       39,794           (51)     56,195

Stock issued upon exercise of options                          48           1          760           --             --        761
Non-refundable stock option deposit                            --          --          583           --             --        583
Income tax benefit from stock options
 exercised                                                     --          --          146           --             --        146
Net income for the year                                        --          --           --       16,332             --     16,332
Foreign currency translation adjustments                       --          --           --           --        (2,651)    (2,651)
Capital contribution from Westinghouse                         --          --          361           --             --        361
                                                           ------      ------          ---      -------         ------        ---
Balance, June 30, 1997                                      7,992         200       18,103       56,126        (2,702)     71,727

Stock issued upon exercise of options                          70           2        1,558           --             --      1,560
Two-for-one stock split effected in the
  form of a stock dividend                                  8,039         201           --        (201)             --         --
Income tax benefit from stock options
  exercised                                                    --          --          436           --             --        436
Net income for the year                                        --          --           --       19,641             --     19,641
Foreign currency translation adjustments                       --          --           --           --        (1,631)    (1,631)
                                                           ------      ------       ------       ------        --------    ------
Balance, June 30, 1998                                     16,101        $403      $20,097      $75,566       $(4,333)    $91,733
                                                           ======        ====      =======      =======        ========   =======


   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1998, 1997 and 1996
                                 (in thousands)


                                                                               1998              1997            1996
                                                                              -------           ------          ------
 Cash flows from operating activities:
      Net income                                                              $19,614           $16,332         $2,392
                                                                             --------          --------       --------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                        8,709             7,487          4,755
           Amortization of capitalized software                                 1,976             1,723          1,494
           Charge for purchase of in-development software                          --                --         14,770
           Provision for losses on accounts receivable                            967             1,279            473
           Provision for inventory obsolescence                                 1,140               621            446
           Undistributed earnings from equity investment and
              minority interests                                                  268               678            422
           Provision for deferred income taxes                                  2,197             1,203        (6,039)
           Currency gain on equity investment and
             loan receivable                                                       --                --          (189)
           Gain on sale of assets and investment, net                           (263)                --             --
           Cumulative effect of change in accounting principle, net               412                --             --
           Changes in assets and liabilities:
             Increase in accounts receivable                                 (22,900)          (17,070)        (6,779)
             Increase in inventories                                          (9,483)           (9,996)        (3,193)
             Increase in prepaid expenses and other assets                    (2,992)           (1,557)          (882)
             Increase in accounts payable                                       2,312             4,299            871
             (Decrease) increase in accrued expenses and other
               current liabilities                                            (1,298)             4,828        (1,071)
             Increase (decrease) in income taxes payable                        4,054             4,412          (118)
             Increase in deferred service revenue                                 981             2,168          1,316
                                                                             --------          --------       --------
             Total adjustments                                               (13,920)                75          6,276
                                                                             --------          --------       --------
           Net cash provided by operating activities                            5,721            16,407          8,668
                                                                             --------          --------       --------
Cash flows from investing activities:
     Purchases of property, plant and equipment                               (9,262)           (8,100)        (4,822)
     Proceeds from dispositions of property, plant and equipment                   57               160            112
     Capitalized software development costs                                   (9,095)           (4,319)        (2,437)
     Purchase of third party software                                              --           (1,250)             --
     Sale of short-term investments                                                --                --          3,170
     Loan to affiliates                                                            --                --        (2,347)
     Dividends paid to minority owners                                          (351)                --             --
     Dividends received from affiliates                                            --                --            581
     Proceeds from sale of affiliates                                             100               600             --
     Net cash paid for acquisitions                                           (1,806)           (2,407)       (27,036)
                                                                             --------          --------       --------
           Net cash used in investing activities                             (20,357)          (15,316)       (32,779)
                                                                             --------          --------       --------


Cash flows from financing activities:
     Principal payments on line of credit                                     (5,481)           (1,924)       (11,152)
     Principal payments on long-term debt                                     (2,744)           (4,761)        (2,756)
     Principal payments on capital lease obligations                            (205)             (198)          (154)
     Proceeds from issuance of stock                                            1,560               760            646
     Proceeds from non-refundable stock option deposit                             --               583             --
     Proceeds from long-term debt                                               2,790                --          8,075
     Proceeds from line of credit                                              21,300                --         20,742
     Income tax benefit from stock options exercised                              436               146            329
     Capital contributions from Westinghouse and other                             --               361            397
                                                                             --------          --------       --------
          Net cash provided by (used in) financing activities                  17,656           (5,033)         16,127
                                                                             --------          --------       --------



   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1998, 1997 and 1996
                                 (in thousands)

                                                                      1998              1997       1996
                                                                    --------          --------    -------
 Effect of exchange rate changes on cash                               (292)            (425)          --
                                                                       -----            -----          --
 Net increase(decrease) in cash and cash equivalents                  $2,728         $(4,367)    $(7,984)
 Cash and cash equivalents at beginning of year                       10,864           15,231      23,215
                                                                      ------           ------      ------
 Cash and cash equivalents at end of year                            $13,592          $10,864     $15,231
                                                                     =======          =======     =======

 Supplemental disclosures of cash flow information:

      Cash paid during the year for:
         Interest                                                     $2,913           $1,329      $1,247
                                                                      ======           ======      ======
         Income taxes                                                 $6,220           $6,410      $5,761
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

         In August 1995, the Company purchased the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000 (approximately $2,800 at exchange rates in effect at the date of purchase), payable FF 8,000 at closing and FF 6,000 over the next four years, plus potential additional payments based on earnings over the next four years. The unamortized discount on the note, based on an imputed annual interest rate of 8.75% is $31 at June 30, 1998.

   The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1. Description of business and summary of significant accounting policies:

         Description of business

         MICROS is a leading worldwide designer, manufacturer, supplier and servicer of point-of-sale ("POS") systems, property management systems ("PMS"), central reservation systems ("CRS") and customer information systems ("CIS") software for hospitality providers, including full service and quick service restaurants, restaurants located in hotels and other lodging establishments, casinos, sports arenas, theme parks, hotels, motels and resorts. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

         Basis of preparation

         The consolidated financial statements are prepared in accordance with generally accepted accounting principles. Inherent in this process are estimates and assumptions made by management that affect the amounts reported in the Company's financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from estimates.

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

1. Description of business and summary of significant accounting policies, continued:

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

         Property, plant and equipment

         Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Depreciation is provided in amounts which amortize costs over the useful lives of the related assets, generally three to ten years for equipment and forty years for building and building improvements, utilizing the straight-line method. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter.

         Warranties

         A majority of the Company's products are under warranty for defects in material and workmanship for a one-year period. The Company establishes an accrual for estimated warranty costs at the time of sale.

         Capitalized software development costs

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

         Goodwill and intangible assets

         Goodwill represents the excess of purchase price over the fair value of the net assets of acquired subsidiaries and investees. Goodwill and intangible assets are stated on the basis of cost and are amortized on a straight line basis over their estimated periods of benefit, none of which exceeds 10 years. Recoverability is assessed whenever adverse events and changes in circumstances indicate that undiscounted cash flows previously anticipated warrant reassessment.

         Financing costs related to long-term debt

         Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

         Advertising costs

         The Company's policy for accounting for advertising is to expense costs as incurred. Advertising expenses for fiscal 1998, 1997 and 1996, were $2,474, $2,577 and $2,590, respectively.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

1. Description of business and summary of significant accounting policies, continued:

         Income taxes

         Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

         Net income per share

         Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. The Company adopted SFAS No. 128, "Earnings per Share", in fiscal 1998 and prior periods were restated to reflect this adoption.

         A reconciliation of weighted average of common shares outstanding assuming dilution is as follows:

                                                                   1998       1997      1996
                                                                  ------     ------    ------
         Average common shares outstanding                        16,027     15,918    15,794
         Dilutive effect of outstanding stock options                663        183       218
                                                                     ---        ---       ---
         Average common shares outstanding assuming dilution      16,690     16,101    16,012
                                                                  ======     ======    ======

         All stock options outstanding as of June 30, 1998 were included in the computation of earnings per share assuming dilution since all of the options' exercise prices were below the average market price of the common shares.

         Common Stock

         On November 21, 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation which increased the Company's authorized shares from 10,000 to 30,000 shares.

         In addition, on April 29, 1998, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to shareholders of record as of May 22, 1998. On June 23, 1998, the Company effected the two-for-one stock split. Shares presented in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity reflect the actual shares outstanding for each period presented. All share, per share, common stock and stock option amounts contained elsewhere in the consolidated financial statements and related footnotes for all periods presented have been restated to reflect the effect of this split.

         Stock-based compensation

         Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and net income per share impacts are provided as if the fair value method had been applied.

         Fair value of financial instruments

         The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at June 30, 1998 approximate their respective fair values.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

1. Description of business and summary of significant accounting policies, continued:

         New Accounting Standards

         On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued consensus ruling 97-13 which requires certain business re-engineering and information technology implementation costs that have previously been capitalized to now be expensed as incurred. In addition, any previously capitalized costs which are addressed by EITF 97-13 must also have been written off as a cumulative adjustment in the quarter containing November 20, 1997.

         The cumulative effect of this change in accounting principle represented a one-time after-tax charge of $412, or $0.02 per common share recorded in the second quarter of fiscal 1998. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS's installation of a new management information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows. SFAS No. 130 will be first reflected in the Company's first quarter of fiscal 1999 interim financial statements. Components of comprehensive income for the Company include items such as net income and accumulated foreign currency translation adjustments. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's fiscal 1999 Annual Report.

         Reclassifications

         Certain balances have been reclassified to conform to fiscal 1998 presentation.

2.       Acquisitions:

         Ausdata

         On June 3, 1997, the Company, through its wholly-owned Australian Fidelio subsidiary located in Brisbane, acquired certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company. The purchased assets relate to the distribution of MICROS POS products in Australia. As part of the transaction, MICROS assumed all distribution rights in Australia, and hired approximately 24 Ausdata employees. The purchase price consisted of a base payment in the amount of approximately Australian $4,800 (equal to U.S. $3,600 at exchange rates at the time of the acquisition), of which Australian $1,400 (equal to U.S. $1,100 at exchange rates at the time of the acquisition) was paid at closing and the remainder was paid in fiscal 1998, and an earn-out payment, earnable over three years if certain financial targets are exceeded. Goodwill and other intangible assets as a result of this transaction were Australian $4,800 (U.S. $3,600 at the exchange rate in effect at the date of purchase) which are being amortized over a period of seven and six years, respectively. The Company has consolidated MICROS and Fidelio operations in Sydney and continues to maintain a presence in Melbourne and Brisbane. The pro forma effects of this acquisition are immaterial and are not presented herein.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

2.       Acquisitions, continued:

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

                          Tangible net assets (liabilities)                                              $(3,200)
                          Identifiable intangible assets                                                   2,000
                          Current software products                                                        3,800
                          Purchased in-development software technology                                    14,770
                          Goodwill (excess of purchase price over fair value of net assets acquired)      20,500
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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

2.       Acquisitions, continued:

         Unaudited pro forma information for the twelve-month period ended June 30, 1996, as if the acquisition had occurred on the first day of that period, but excluding the one-time write-off of the purchased in-development software technology discussed above, is shown below. Such pro forma information also reflects the pro forma effects of Fidelio's acquisition of 100% of the common stock of Executive Technologies of Southwest Florida, Inc. in October 1995 for $4,000.

                                              Twelve Months Ended
                                              -------------------
                                            June 30, 1996 (unaudited)
                                            -------------------------
                 Revenue                              $202,700
                 Net income                           $10,300
                 Net income per share-basic           $ 0.65
                 Net income per share-diluted         $ 0.64

         D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI")

         On August 25, 1995, the Company purchased from Daniel Cohen (a director of the Company) and his family, the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") for FF 14,000 (approximately $2,800 at exchange rates in effect at the date of purchase), payable FF 8,000 at closing and FF 6,000 over the next four years, plus potential additional payments based on earnings over the next four years. In addition, Mr. Cohen was granted a five year employment contract at FF 600 (approximately $119 at exchange rates in effect at the date of purchase) per year plus a bonus based on future operating results. Mr. Cohen's employment agreement was terminated effective June 30, 1997 and was replaced with a consulting agreement,
         which itself was terminated June 30, 1998.    Goodwill recorded as a
         result of this transaction was $1,000 which is being amortized over 9 years. The pro forma effects of this acquisition are immaterial and are not presented herein.

         Minority Interest

         During the third quarter of fiscal 1998, the Company increased its interest in its Scandinavian Fidelio subsidiary group from 51% to 75% at a cost of approximately $1,500. Goodwill approximated $1,100 and is being amortized over ten years.

3.       Inventories:

         The components of inventories are as follows:

                                1998        1997
                                ----        ----
 Raw materials                $5,415      $7,594
 Work-in-process               1,762       3,515
 Finished goods               25,055      12,746
                              ------      ------
                             $32,232     $23,855
                             =======     =======

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

4.       Property, plant and equipment:

         The components of property, plant and equipment are as follows:

                                                                1998          1997
                                                                ----          ----
         Land                                                 $1,583        $1,583
         Buildings                                             5,069         5,235
         Building improvements                                   355           354
         Machinery and equipment                              26,768        21,156
         Furniture and fixtures                                6,086         4,802
         Leasehold improvements                                1,796         1,470
                                                               -----         -----
                                                              41,657        34,600


         Accumulated depreciation and amortization          (19,893)      (15,303)
                                                            --------      --------
              Net property, plant and equipment              $21,764       $19,297
                                                             =======       =======


5.       Line of credit:

         The Company has a $35,000 multi-currency unsecured committed line of credit with NationsBank, N.A. ("NationsBank") , effective November 20, 1995, and expiring on December 31, 1998. This line of credit was increased from $25,000 to $35,000 pursuant to an amendment entered into on March 27, 1998. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the terms of the current loan agreement, the Company may borrow up to $35,000 less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

         During fiscal 1997 Fidelio maintained three unsecured committed lines of credit with BFH Bank, Hypobank and Commerzbank. The Company no longer maintains lines of credit with BHF Bank and Hypobank, effective May 31, 1997. It has retained its credit relationship with Commerzbank and during fiscal 1998 amended and increased its credit facility with this bank so that the Company's borrowing limit was increased from DM 7,000 to DM 15,000 (approximately $8,300 at the June 30, 1998 exchange rate) and the Company may borrow in the form of either a line of credit or term debt. Under the Commerzbank credit facility, the Company has a balance of DM 7,500 (approximately $4,200 at the June 30, 1998 exchange rate) in the form of term and balloon debt and has no line of credit borrowings (see Note 6).

         The Company initially borrowed DM 30,000 under the NationsBank line of credit in connection with the Company's acquisition of Fidelio in November, 1995. During fiscal 1997 and 1998, the Company reduced its NationsBank balance by borrowing on two occasions from Commerzbank (see Note 6). As a result, as of June 30, 1998, the DM-denominated borrowings under the NationsBank line of credit were DM 10,000 (approximately $5,500 at the June 30, 1998 exchange rate). In addition, during fiscal 1998, the Company has borrowed $21,300 under the NationsBank line of credit, primarily in order to finance its working

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

5.       Line of credit, continued:

         capital requirements as well as to further reduce its DM-denominated line of credit borrowings. As of June 30, 1998, the Company's total borrowings under the NationsBank line of credit were $26,800.

         For both of these credit facilities, as of June 30, 1998, the Company had borrowed approximately $31,000, which was comprised of $26,800 of line of credit borrowings and $4,200 of term and balloon borrowings. The weighted-average interest rate on the Company's line of credit borrowings, excluding the term and balloon borrowings, was 6.35% and 4.25% as of June 30, 1998 and 1997, respectively. The Company has approximately $12,300 available under these credit agreements.

         Certain Fidelio subsidiaries maintain additional lines of credit, none of which is considered material.

6.       Long-term debt:

         The components of long-term debt are as follows:

                                   June 30, 1998
                                  Interest Rates    Maturities           1998               1997
                                  --------------    ----------           ----               ----
         Term loan                       5.30%      April 1999         $1,382             $3,419
         Balloon loan                    5.30%    October 2000          2,765                 --
         Variable rate note              4.50%            2006            941              1,071
         Notes payable              5.75-8.75%       1999-2000            956              1,724
                                                                      -------            -------
                                                                        6,044              6,214
         Less current portion                                           1,970              2,846
                                                                      -------            -------
                                                                       $4,074             $3,368
                                                                      =======            =======

         On October 1, 1997, the Company amended its credit agreement with Commerzbank and increased its borrowing level from DM 7,000 to DM 15,000 (approximately $8,300 at the June 30, 1998 exchange rate). On March 29, 1996, the Company acquired a DM 10,000 term loan, of which DM 2,500 is outstanding at June 30, 1998 (approximately $1,400 at the June 30, 1998 exchange rate), from Commerzbank. Under the loan, payments of principal and accrued interest at a fixed rate of 5.3% are due at the end of each month, beginning April 1996, for the next 36 months. The Company used the full proceeds to reduce the DM 30,000 borrowing under the NationsBank line of credit.

         On October 1, 1997, the Company acquired a balloon loan in the amount of DM 5,000 (approximately $2,800 at the June 30, 1998 exchange rate) from Commerzbank. Under the loan, payments of interest at a fixed rate of 5.3% are due at the beginning of each quarter, beginning October, 1997, for the next 12 quarters. The full amount of the principal is due October 1, 2000. The Company used the full proceeds to reduce its DM-denominated borrowings under the NationsBank line of credit.

         The variable rate note relates to the Company's Industrial Revenue Bond obligation used to purchase one of the buildings it occupies in Beltsville, Maryland. The interest rate on the debt is a variable rate set weekly by the bank who purchased the bond. The maximum rate is 15%, and on June 30, 1998 the effective interest rate was approximately 4.5%. The Company is repaying the debt in equal monthly principal payments plus interest through January 2006. The loan, which is collateralized by property, plant and equipment, is subject to certain debt covenants.

         The notes payable relate to obligations incurred by the Company in connection with various strategic acquisitions. The notes carry interest rates ranging from 5.75% to 8.75%, with varying installment

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

6.       Long-term debt, continued:

         payments through October 2000. The aggregate unamortized discount on these notes, based on their respective imputed interest rates, is $37 at June 30, 1998.

         Annual maturities of all long-term debt are as follows:

                 Year ended June 30,                             Amount
                 ------------------                              ------
                 1999                                           $1,970
                 2000                                              483
                 2001                                            2,974
                 2002                                              130
                 2003                                              124
                 2004 and thereafter                               363
                                                                ------
                                                                $6,044
                                                                ======

7.       Accrued expenses and other current liabilities:

         The components of accrued expenses and other current liabilities are as follows:

                                                             1998            1997
                                                           -------         -------
         Compensation and related taxes                     $8,493          $7,369
         Commissions                                         3,842           4,872
         Volume rebates and credits due customers            4,639           3,945
         Deposits received from customers                    4,168           4,239
         VAT and sales taxes                                 1,605           1,026
         Payments due for acquisitions                         196           2,500
         Accrued payables and other                          6,407           6,616
                                                             -----           -----
                                                           $29,350         $30,567
                                                           =======         =======

8.       Commitments and contingencies:

         Office Closure

         On April 1, 1998, MICROS announced the permanent closure of its facility in Munich, Germany and recorded a charge of $2,245 associated with this action. The decision was made to reduce costs and consolidate operations. The Munich office had served primarily as a service and development center for Fidelio hotel products. The office closure costs are comprised of severance benefits, relocation expenses and lease reserves.

         As part of the Munich office closure, the Company terminated approximately 72 of the 123 employees. In accordance with German labor law and practice, and in accordance with an agreement achieved with the Munich office workers council, MICROS has paid in July, 1998 or will pay later during fiscal 1999, one-time severance benefits to all terminated Munich employees in the aggregate amount of approximately $1,360. The balance of the employees accepted relocation offers to other sites in Germany, the U.K. and Florida and, as a result, the Company has incurred relocation expenses in fiscal 1998 in the amount of approximately $124. Finally, the Company has reserved approximately $761 to cover its remaining lease commitments and other related items for its Munich office.

         The Company anticipates an additional $400 in relocation expenses will be incurred during the first half of fiscal 1999 and recorded as expense when incurred.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

8.       Commitments and contingencies, continued:

         The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2003. Rent expense under these leases for fiscal 1998, 1997 and 1996 was $5,584, $4,852 and $3,153, respectively.

         The Company and its subsidiaries lease office and warehouse space under capital leases expiring at various dates through 2009. The Company's primary capital lease commenced January 1994 and expires in 2009. The cost of these assets is included in land and building at $1,000 and $2,840 respectively, at both June 30, 1998 and 1997. Accumulated depreciation on the building at June 30, 1998 and 1997 was $319 and $248, respectively.

         Future minimum lease commitments at June 30, 1998 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

                                                               Operating     Capital
         Year ending June 30,                                    Leases       Leases
         --------------------                                    ------      -------
         1999                                                    $4,443         $507
         2000                                                     3,170          498
         2001                                                     1,433          447
         2002                                                       749          442
         2003                                                       606          443
         2004 and thereafter                                          0        2,873
                                                                      -       ------
                                                                $10,401        5,210
                                                                =======

         Less amount representing interest at 7%                               1,464
                                                                               -----
                                                                               3,746
         Current portion                                                         280
                                                                            --------

         Long-term obligation under capital lease                             $3,466
                                                                              ======

         In July 1998, MICROS entered into a construction agreement and a lease agreement (collectively, the "Orix Agreements") with Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation. In accordance with the terms of the Orix Agreements, Orix shall construct and own a 250,000 square foot building located on a 20 acre parcel in Columbia, Maryland. It is anticipated that construction will commence in November 1998, and be completed in March 2000. The new facility shall serve as the new worldwide corporate headquarters for MICROS, allowing MICROS to exit the four facilities currently owned or leased in Beltsville, Maryland.

         The Agreements commit MICROS to lease at least 200,000 square feet from Orix, for a ten-year period commencing upon completion of the facility. The Agreements also provide MICROS with expansion space, if subsequently required.

         While it is anticipated that the annual amount of the lease liabilities under the Agreements shall exceed existing lease liabilities, the increase is not currently deemed to be material. Actual lease liabilities, however, shall depend upon the actual cost of the construction of the facility, and therefore may vary from current projections. Moreover, MICROS anticipates incurring certain one-time expenses associated with its relocation to the new facility, and termination of existing real estate and furniture lease obligations in Beltsville, Maryland. These one-time relocation expenses may range between $800 and $1,300.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

8.       Commitments and contingencies, continued:

         Legal proceedings

         MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. On June 22, 1998, the United States District Court Judge granted MICROS' motion to dismiss four of the seven causes of action. Budgetel has since filed a motion for leave to file an amended complaint, to which MICROS has objected. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

9.       Stock options:

         The Company has incentive and non-qualified stock options outstanding which were granted to a director, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All options expire either five or ten years from the date of grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.

         The following table summarizes the status of, and changes in, the Company's stock option plans during the past three years:


                                                    Stock   Weighted-average    Options     Weighted-average
                                                   Options   Exercise Price   Exercisable    Exercise Price
                                                   -------   --------------   -----------  -----------------


         Balance, June 30, 1995                        673         $10.95

              Options granted                          199          13.00
              Options canceled                        (44)          14.31
              Options exercised                      (170)           3.79
                                                     -----

         Balance, June 30, 1996                        658          13.21        218          $11.10
                                                                                 ===          ======
              Options granted                        1,435          15.70
              Options canceled                        (63)          13.14
              Options exercised                       (96)           7.91
                                                      ----

         Balance, June 30, 1997                      1,934          15.32        293          $14.25
                                                                                 ===          ======
              Options granted                          865          23.13
              Options canceled                        (79)          17.83
              Options exercised                      (116)          13.45
                                                     -----

         Balance, June 30, 1998                      2,604         $17.92        803          $15.22
                                                   =======                       ===          ======


                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

9.       Stock options, continued:

         Additional information regarding stock options outstanding at June 30, 1998 is as follows:

                                               Options Outstanding          Options Exercisable
                                       ---------------------------------    -------------------
                                                             Weighted
                                                              Average
                                                 Weighted    Remaining                 Weighted
                                                  Average   Contractual                 Average
         Range of Exercise Prices      Shares     Price      Life (in years)  Shares     Price
         ------------------------      ------     -----      ---------------  ------     -----
         $11.125 to $13.1875               365     $12.22           3.02       143      $12.43
         $14.7813                          720      14.78           8.40       240       14.78
         $14.8438 to $20.4375              670      17.80           3.20       420       16.41
         $22.3438 to $29.9375              849      23.13           9.49        --          --
                                           ---                                  --

         $11.125 to $29.9375             2,604      17.92           6.66       803       15.22
                                         =====                                 ===

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to fiscal 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 1998, 1997 and 1996 using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                            1998        1997      1996
                                       ---------   ---------  --------
         Risk-free interest rate            5.7%        6.1%       6.3%
         Expected life                 7.0 years   4.5 years  3.5 years
         Expected volatility                 45%         50%        44%
         Expected dividend yield              0%          0%         0%

         Had fiscal 1998, 1997 and 1996 compensation cost been determined including the weighted-average estimate of the fair value of each option granted of $12.78, $14.50 and $11.10 in fiscal 1998, 1997 and 1996, respectively, the Company's net income would be reduced to pro forma amounts as follows:


                                               Year ended June 30,
                                          ------------------------------
                                            1998       1997       1996
                                            ----       ----       ----
         Net income

           As reported                    $ 19,641   $ 16,332   $ 2,392
           Pro forma                      $ 15,288   $ 14,859   $ 2,340

         Basic net income per share
           As reported                       $1.23      $1.03     $0.15
           Pro forma                         $0.95      $0.93     $0.15

         Diluted net income per share
           As reported                       $1.18      $1.01     $0.15
           Pro forma                         $0.92      $0.92     $0.15

         The Company believes that these pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years because no consideration has been made for options granted prior to fiscal 1996 and substantially all of the options vest over three years.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

10.      Income taxes:

         Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

                                 1998         1997           1996
                               --------     -------        --------
         United States         $16,302      $12,511         $13,853
         Non-U.S.               16,913       15,115        (10,692)
                                ------       ------        --------
                               $33,215      $27,626         $ 3,161
                               =======      =======         =======

         The components of income tax expense are:


                                1998          1997            1996
                               -------       ------         -------
         Current:
           Federal             $2,949        $3,802          $4,920
           State                  298           339             398
           Foreign              7,450         5,272           1,068
                                -----         -----           -----
                               10,697         9,413           6,386
                               ------         ------          -----
         Deferred:
           Federal              2,565          (27)             128
           State                  482           (4)              23
           Foreign              (850)         1,234         (6,190)
                                -----         -----         -------
                                2,197         1,203         (6,039)
                                -----        ------         -------
                              $12,894       $10,616           $ 347
                              =======       =======           =====


         The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:


                                                             1998         1997      1996
                                                             ----         ----      ----
         At statutory rate                                   35.0%       35.0%     35.0%
              Increase (decrease) resulting from:
                U.S. federal surtax reduction                (0.3)       (0.4)     (3.1)
                State taxes, net of federal tax benefit        1.1         .8        8.2
                Research tax credits                         (1.5)       (1.5)        --
                Foreign Sales Corporation tax benefit        (1.8)       (1.7)     (8.2)
                Effect of tax rates in foreign
                 jurisdictions                                 1.8         5.6    (41.0)
                Permanent differences                          2.3         1.0      15.0
                Other                                          2.2        (.4)       5.1
                                                               ---        ----       ---
         Effective tax rate                                  38.8%       38.4%     11.0%
                                                             =====       =====     =====

         Appropriate U.S. taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. The cumulative amount of unremitted earnings from international subsidiaries that is expected to be indefinitely reinvested is approximately $12,738 and $7,100 at June 30, 1998 and 1997, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1998 and 1997, the Company had potential tax benefits of $295 and $386, respectively, related to U.S. net operating loss carryforwards for income tax purposes. The tax loss carryforwards (if not utilized against taxable income) expire beginning 2005 and continue through 2009. A valuation allowance of $295 and $386 has been provided at June 30, 1998 and 1997, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards. The operating loss carryforwards were acquired as part of a purchase of a subsidiary, and any realization of the operating loss carryforwards will

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

10.      Income taxes, continued:

         result in a reduction of goodwill recorded as part of that acquisition. The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                                           1998                 1997
                                                                         -------              -------
         Bad debt                                                           $997                 $877
         Accruals not currently deductible for tax                         2,132                1,063
         Inventory                                                         1,437                1,317
         Net operating loss carryforward                                     295                  386
         Purchased in-development software technology write-off            4,428                4,817
         Other                                                               365                  389
                                                                             ---                  ---

         Total deferred tax assets                                         9,654                8,849
                                                                           -----                -----

         Depreciation                                                      (383)                (443)
         Capitalized software development costs                          (6,000)              (2,470)
         Other                                                             (343)                (408)
                                                                           -----                -----


         Total deferred tax liabilities                                  (6,726)              (3,321)
                                                                         -------              -------

         Net operating loss carryforward valuation allowance               (295)                (386)
                                                                           -----                -----


         Net deferred tax asset                                           $2,633               $5,142
                                                                          ======               ======

11.      Other income (expense), net:

         Other income (expense) is comprised of the following items:


                                                           1998                1997          1996
                                                          ------               ----          -----
         Foreign exchange gain (loss), net                $(126)               $256           $189
         Gain on sale of investment                          345                219             --
         Other, net                                          385                299          (244)
                                                             ---                ---          -----
         Total other income (expense), net                  $604               $774          $(55)
                                                            ====               ====          =====


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

         Previously, the Company had purchased certain raw materials and had contracted for certain sub-assembly operations through Westinghouse to take advantage of more competitive pricing available through off-shore manufacturing locations. The Company estimates that it had purchased approximately $195, in such materials and labor from Westinghouse during fiscal 1996 for the period from July through September 1995, as no related party relationship existed after September 1995.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

12.      Related party transactions, continued:

         For the period from July through September 1995, during which a related party relationship existed between the Company and Westinghouse, the Company purchased from Westinghouse and its subsidiaries for approximately $170 other products and services provided to the Company, including insurance coverage, office space, consulting, office furniture, and telecommunications services.

         During fiscal 1996, the Company sold approximately $344 in products to D.A.C. Systemes/MICROS France, under the same terms and conditions offered to other independently-owned dealers/distributors of the Company. D.A.C. Systemes/MICROS France was principally owned by Daniel Cohen, a Director of the Company, until August 25, 1995, when MICROS acquired controlling interest. The fiscal 1996 activity covers only the period from July through August 1995, since sales are eliminated as intercompany after that date. During fiscal years 1997 and 1996, Mr. Cohen was a full-time employee of the Company, and was compensated $208 and $97, respectively. During fiscal 1998, Mr. Cohen was compensated $97 in consideration for his provision of consulting services to the Company. Mr. Cohen's employment with the Company terminated on June 30, 1997, and his consultant agreement with the Company terminated on June 30, 1998. Additionally, pursuant to the terms of the Purchase Agreement dated August 25, 1995 under which the Company purchased from Mr. Cohen and his family the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") the Company did not already own, the Company paid to Mr. Cohen approximately $203 and $365 during fiscal 1998 and 1997, respectively.

         During fiscal years 1998, 1997 and 1996, the Company compensated Louis
         M. Brown, Jr., Chairman of the Board, $230, $226 and $217, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2000, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee commencing at $150 plus a target bonus of $70, with annual adjustments.

13.      Employee benefit plan:

         The Company sponsors an employee savings plan which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. Prior to January 1, 1995, the Company elected to contribute to the Plan at its discretion. Effective January 1, 1995, the Company matches fifty percent of the first five percent of each participating employee's voluntary contributions.
         Furthermore, the Company may elect to make additional contributions, at its discretion. Company contributions were made during the years ended June 30, 1998, 1997 and 1996 totaling $510, $487 and $649, respectively.

         The Company does not have any obligations to past or present employees related to post employment benefits.

14.      Geographic information:

         The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems and central reservation and central information systems products for the hospitality industry. Foreign sales aggregated approximately 54%, 51% and 48% of revenue in fiscal 1998, 1997 and 1996, respectively. MICROS products are distributed in the U.S. and internationally, primarily in Europe and the Pacific Rim, through independent Dealer/Distributors and company-owned sales and service offices. The Company's principal customers are lodging and food service-related businesses. Economic risks are similar for these businesses in that consumers generally spend more time lodging and dining away

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

14.      Geographic information, continued:

         from home in robust economies and less time in slow or recessionary economies. The Company's experience with the collection of trade receivables and the sales growth pattern follow general economic conditions. No significant concentration of credit risk exists within any geographic area.

         Operations in different geographic areas are as follows:

                                                                         Net Revenue
                                                       ----------------------------------------------
                                                          1998               1997            1996
                                                       ---------          ---------      ------------
         United States (1)                              $135,154          $113,130         $ 96,084
         International (2) (3)                           145,091           115,039           81,965
                                                         -------           -------           ------
         Net revenue (3)                                $280,245          $228,169         $178,049
                                                        ========          ========         ========


                                                                    Income From Operations
                                                        ---------------------------------------------
                                                           1998               1997            1996
                                                        ---------         -----------      ----------
         United States (1)                               $12,493           $11,769           $9,076
         International (2) (3) (4)                        23,829            16,067            9,725
                                                          ------            ------            -----
         Income from operations (3) (4)                  $36,322           $27,836          $18,801
                                                         =======           =======          =======

                                                                   Identifiable Assets
                                                        --------------------------------------------
                                                          1998               1997            1996
                                                        ---------        -----------     -----------
         United States                                  $125,854           $108,566         $97,449
         International (2)                                78,757             53,039          39,387
                                                          ------             ------          ------
         Total assets                                   $204,611           $161,605        $136,836
                                                        ========           ========        ========


     (1) Included in United States Net Revenue are export sales amounting to $4,932, $2,076 and $2,702 for each of the respective years.

     (2) The International geographic area is principally comprised of operations in Europe and the Pacific Rim.

     (3) For fiscal 1998, net revenues and income from operations associated with the Pacific Rim accounted for 10% and 19%, respectively, of consolidated net revenues and income from operations.

     (4) Excluded from fiscal 1998 income from operations is a pre-tax charge for closure costs relating to the Company's Munich, Germany headquarters in the amount of $2,245 and excluded from fiscal 1996 income from operations is a pre-tax charge for purchased in-development software technology in the amount of $14,770 relating to the acquisition of Fidelio.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

15.      Quarterly financial information (unaudited):

         Quarterly financial information for fiscal 1998 and 1997 is presented in the following tables:

                                                                   First           Second              Third         Fourth
1998                                                             Quarter          Quarter            Quarter        Quarter
----                                                             -------          -------            -------        -------
Revenue                                                          $59,588          $66,267            $71,081        $83,309
                                                                 =======          =======            =======        =======

Gross margin                                                     $29,287          $34,537            $33,731        $40,082
                                                                 =======          =======            =======        =======

Income from operations                                            $5,388           $8,815             $9,109        $10,765
                                                                  ======           ======             ======        =======


Net income before cumulative effect of
  change in accounting principle                                  $3,015           $5,028             $5,849         $6,161

  Cumulative effect of change in accounting
  principle, net of tax                                               --            (412)                 --             --
                                                                      --            -----                 --             --

Net income                                                        $3,015           $4,616             $5,849         $6,161
                                                                  ======           ======             ======         ======

Basic net income per common share before cumulative effect of
change in accounting principle                                     $0.19            $0.31              $0.37          $0.38
  Cumulative effect of change in accounting
  principle, net of tax                                               --            (0.3)                 --             --
                                                                      --            -----                 --             --
Basic net income per common share                                  $0.19            $0.28              $0.37          $0.38
                                                                   =====            =====              =====          =====


Diluted net income per common share before cumulative effect of
change in accounting principle                                     $0.18            $0.31              $0.35          $0.36

  Cumulative effect of change in accounting
  principle, net of tax                                               --            (.03)                 --             --
                                                                      --            -----                 --             --
Diluted net income per common share                                $0.18            $0.28              $0.35          $0.36
                                                                   =====            =====              =====          =====


Stock Prices (in dollars)
-------------------------
High                                                                25             27-3/4           30-11/32         33-1/2
Low                                                              20-5/16           21-1/4            22-3/16             27

============================================================================================================================

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

15.      Quarterly financial information (unaudited), continued:

                                                  First     Second        Third     Fourth
1997                                            Quarter    Quarter      Quarter    Quarter
----                                            -------    -------      -------    -------
Revenue                                         $47,516    $55,957      $56,710    $67,986
                                                =======    =======      =======    =======

Gross margin                                    $24,144    $28,284      $30,479    $33,271
                                                =======    =======      =======    =======

Income from operations                           $4,400     $7,493       $7,934     $8,009
                                                 ======     ======       ======     ======

Net income                                       $2,327     $4,011       $4,464     $5,530
                                                 ======     ======       ======     ======

Basic net income per common share                 $0.15      $0.25        $0.28      $0.35
                                                  =====      =====        =====      =====

Diluted net income per common share               $0.15      $0.25        $0.27      $0.34
                                                  =====      =====        =====      =====

Stock Prices (in dollars)
-------------------------
High                                             15-5/8     17-7/8       20-3/8         21
Low                                               9-3/8         14       14-3/8         15

===========================================================================================

         The Company has never paid a cash dividend. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       for the years ended June 30, 1998, 1997 and 1996  (in thousands)



                                   Balance at   Charged                             Balance
                                    beginning     to                                at end
          Description               of period  expenses   Deductions   Other (1)   of period
 ---------------------------       ----------  ---------  -----------  ---------   ----------
 Year ended June 30, 1998:
     Allowance for doubtful         $2,508        967        1,022        (155)        $2,298
       accounts
     Reserve for inventory           1,651      1,140          688 (2)      (4)         2,099
       obsolescence                  -----      -----          ---          ---         -----
                                    $4,159      2,107        1,710        (159)        $4,397
                                    ======      =====        =====        =====        ======


 Year ended June 30, 1997:
     Allowance for doubtful         $2,016     $1,279         $933         $146        $2,508
       accounts
     Reserve for inventory
       obsolescence                  1,605        621          544 (2)     (31)         1,651
                                     -----        ---          ---         ----         -----
                                    $3,621     $1,900       $1,477         $115        $4,159
                                    ======     ======       ======         ====        ======

 Year ended June 30, 1996:
     Allowance for doubtful
       accounts                     $1,229       $473        $(45)         $269        $2,016
     Reserve for inventory
       obsolescence                  1,318        445          148 (2)     (10)         1,605
                                     -----        ---          ---         ----         -----
                                    $2,547       $918         $103         $259        $3,621
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

                                        MICROS SYSTEMS, INC.


 Date:             9-28-98          By: s/Gary C. Kaufman
                   -------          ---------------------
                                        Gary C. Kaufman
                                        Senior Vice President, Finance and
                                        Administration/Chief Financial Officer







 Date:             9-28-98          By: s/Roberta J. Watson
                   -------          -----------------------
                                        Roberta J. Watson
                                        Vice President and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


        Name                                Title
 -------------------              ------------------------
 s/Louis M. Brown, Jr.                  Director and                      9-28-98
 ------------------------           Chairman of the Board                 -------
 Louis M. Brown, Jr.

 s/A. L. Giannopoulos              Director and President                 9-28-98
 ------------------------          Chief Executive Officer                -------
 A. L. Giannopoulos

 s/Ronald J. Kolson                Executive Vice President               9-28-98
 ------------------------          Chief Operating Officer                -------
 Ronald J. Kolson

 s/Gary C. Kaufman                  Senior Vice President                 9-28-98
 ------------------------         Finance and Administration              -------
 Gary C. Kaufman                   Chief Financial Officer

 s/Daniel Cohen
 ------------------------                  Director                       9-28-98
 Daniel Cohen                                                             -------

 s/Alan M. Voorhees
 ------------------------                  Director                       9-28-98
 Alan M. Voorhees                                                         -------

 s/John G. Puente
 ----------------------                    Director                       9-28-98
 John G. Puente                                                           -------

 s/F. Suzanne Jenniches
 ------------------------                  Director                       9-28-98
 F. Suzanne Jenniches                                                     -------

 s/Dwight S. Taylor
 ------------------------                  Director                       9-28-98
 Dwight S. Taylor                                                         -------



                                 EXHIBIT INDEX

  3(i).     Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

  3(i)(a).  Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the
            Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

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


 10b3.      MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting
            of Shareholders.


 10b4.      MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting
            of Shareholders.


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


 10d.       Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L.
            Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on
            Form 10-K of the Company for the Fiscal Year ended June 30, 1995.



 10e.       First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems,
            Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the
            Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.


 10f.       Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems,
            Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the
            Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.


 10g.       Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M.
            Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on
            Form 10-K of the Company for the Fiscal Year ended June 30, 1995.




10h.       MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to
           Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended
           September 30, 1994.

10i.       Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10j.       Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Ronald J.
           Kolson is incorporated herein by reference to Exhibit 10 to the Annual Report on Form
           10-K of the Company for the Fiscal Year ended June 30, 1997.

10k.       Consulting Agreement dated July 1, 1997 between MICROS Systems, Inc. and Daniel Cohen is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the
           Company for the Fiscal Year ended June 30, 1997.

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
