Form 10-Q
period 1998-09-30
MICROS SYSTEMS INC
filed 1998-11-16
CIK 320345

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1998
                          Commission file number 0-9993


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


As of September 30, 1998, there were 16,119,766 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1998

                         PART I - Financial Information


Item 1.     Financial Statements.

                                     General

      The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. All references to fiscal 1998 share and per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-Q have been retroactively restated to reflect a two-for-one stock split effected in the form of a stock dividend in the fourth quarter of fiscal 1998. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                                 September 30,        June 30,
                                                                                     1998               1998
                                                                                  ----------         ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                      $14,196            $13,592
     Accounts receivable, net of allowance for
       doubtful accounts of $2,684 at September 30,
       1998 and $2,298 at June 30, 1998                                              86,158             85,436
     Inventories                                                                     35,518             32,232
     Deferred income taxes                                                            4,759              4,715
     Prepaid expenses and other current assets                                        9,999              7,136
                                                                                     -------             ------
          Total current assets                                                      150,630            143,111

Property, plant and equipment, net of accumulated
     depreciation and amortization of $21,381 at
     September 30, 1998 and $19,893 at June 30, 1998                                 22,439             21,764
Deferred income taxes, non-current                                                    5,036              4,644
Goodwill and intangible assets, net of
     accumulated amortization of $9,726 at
     September 30, 1998 and $8,883 at June 30, 1998                                  18,606             17,597
Purchased and internally developed software costs,
     net of accumulated amortization of $7,260 at
     September 30, 1998 and $6,654 at June 30, 1998                                  19,017             16,964
Other assets                                                                            434                531
                                                                                        ----               ----
Total assets                                                                       $216,162           $204,611
                                                                                   =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                           $26,029            $26,830
     Current portion of long-term debt                                                1,510              1,970
     Current portion of capital lease obligations                                       275                280
     Accounts payable                                                                19,765             18,968
     Accrued expenses and other current liabilities                                  25,320             29,350
     Income taxes payable                                                             8,728              9,158
     Deferred income taxes                                                               71                 44
     Deferred service revenue                                                        18,958             11,112
                                                                                     -------            -------
          Total current liabilities                                                 100,656             97,712

Long-term debt, net of current portion                                                6,880              4,074
Capital lease obligations, net of current portion                                     3,463              3,466
Deferred income taxes, non-current                                                    6,673              6,682
Minority interests                                                                    1,141                944
                                                                                      ------               ----
          Total liabilities                                                         118,813            112,878
                                                                                    --------           --------

Commitments and contingencies
Shareholders' equity:
     Common stock, $0.025 par; authorized 30,000
       shares; issued and outstanding 16,120 at
       September 30, 1998 and 16,101 at June 30, 1998                                   403                403
     Capital in excess of par                                                        20,520             20,097
     Retained earnings                                                               79,074             75,566
     Accumulated other comprehensive income (Note 4)                                 (2,648)            (4,333)
                                                                                     -------            --------
          Total shareholders' equity                                                 97,349             91,733
                                                                                     -------            -------

Total liabilities and shareholders' equity                                         $216,162           $204,611
                                                                                   =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                              1998                      1997
                                                                              ----                      ----
Revenue:
  Hardware and software                                                       $41,467                   $37,412
  Service                                                                      25,172                    22,176
                                                                               --------                  --------
        Total revenue                                                          66,639                    59,588
                                                                               --------                  --------

Costs and expenses:
   Cost of sales
        Hardware and software                                                  20,601                    18,422
        Service                                                                12,855                    11,879
                                                                               --------                  --------
           Total cost of sales                                                 33,456                    30,301

  Selling, general and administrative expenses                                 19,811                    18,859
  Research and development expenses                                             3,703                     3,158
  Office closure costs                                                            427                        --
  Depreciation and amortization                                                 2,393                     1,882
                                                                                -------                   -------
           Total costs and expenses                                            59,790                    54,200
                                                                               --------                  --------

Income from operations                                                          6,849                     5,388

Non-operating income (expense):
  Interest income                                                                  71                        68
  Interest expense                                                               (716)                     (300)
  Other income (expense), net                                                    (183)                       78
                                                                                 ------                      ----

Income before taxes, minority interests and
  equity in net earnings of affiliates                                          6,021                     5,234

Income taxes                                                                    2,408                     2,096
                                                                                -------                   -------

Income before minority interests and
  equity in net earnings of affiliates                                          3,613                     3,138

Minority interests and equity in net
  earnings of affiliates                                                         (105)                     (123)
                                                                                 ------                    ------
Net income                                                                     $3,508                    $3,015
                                                                               ========                  ========

Net income per common share:
    Basic                                                                       $0.22                     $0.19
                                                                                =======                   =======
    Diluted                                                                     $0.21                     $0.18
                                                                                =======                   =======

Weighted-average number shares outstanding:
    Basic                                                                      16,115                    15,998
                                                                               ========                  ========
    Diluted                                                                    17,048                    16,490
                                                                               ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended September 30, 1998
                            (Unaudited, in thousands)

                                                                                                 Accumulated
                                                  Common Stock        Capital                       Other
                                              --------------------   in Excess       Retained   Comprehensive
                                               Shares      Amount      of Par        Earnings       Income        Total
                                              --------    --------   ---------       --------       ------        -----
Balance, June 30, 1998                         16,101       $403       $20,097       $75,566       $(4,333)       $91,733
Stock issued upon exercise of
  options                                          19         --           339            --            --            339
Income tax benefit from stock
  options exercised                                --         --            84            --            --             84
Comprehensive income (Note 4)
  Net income                                       --         --            --         3,508            --             --
  Foreign currency translation
    adjustments                                    --         --            --            --         1,685             --
Total comprehensive income                         --         --            --            --            --          5,193
                                               ------       ----       -------       -------       --------       --------
Balance, September 30, 1998                    16,120       $403       $20,520       $79,074       $(2,648)       $97,349
                                               ======       ====       =======       =======       ========       ========

      The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                      1998               1997
                                                                      ----               ----
Net cash flows from operating activities:                             $4,927             $3,234
                                                                      --------           --------

Cash flows from investing activities:
     Purchases of property, plant and
        equipment                                                     (2,278)            (2,266)
     Internally developed software                                    (2,377)            (1,143)
     Net cash paid for acquisitions                                     (975)              (238)
                                                                        ------             ------
          Net cash used in investing
             activities                                               (5,630)            (3,647)
                                                                      --------           --------

Cash flows from financing activities:
     Principal payments on line of credit                             (4,295)                --
     Principal payments on long-term debt
        and capital lease obligations                                   (960)            (1,098)
     Proceeds from lines of credit                                     3,000                 --
     Proceeds from issuance of debt                                    2,995                 --
     Proceeds from issuance of stock                                     339                316
     Income tax benefit from stock options
        exercised                                                         84                 63
                                                                       -------             ------
          Net cash provided by (used in)
             financing activities                                      1,163               (719)
                                                                       -------             ------

Effect of exchange rate changes on cash                                  144               (366)
                                                                         -----             ------

Net increase (decrease) in cash and cash equivalents                     604             (1,498)
Cash and cash equivalents at beginning of
  period                                                              13,592             10,864
                                                                      --------           --------

Cash and cash equivalents at end of period                           $14,196             $9,366
                                                                     =========           ========

Supplemental disclosures of cash flow
 information:

     Cash paid during the period for:
          Interest                                                      $990               $367
                                                                      ========             ======
          Income taxes                                                $2,205               $188
                                                                      ========             ======

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1998
                (Unaudited, in thousands, except per share data)

1.          Inventories

            The components of inventories are as follows:

                                                                        September 30,                         June 30,
                                                                            1998                                1998
                                                                  ------------------------            ------------------------
            Raw materials                                         $                  5,577            $                  5,415
            Work-in-process                                                          2,419                               1,762
            Finished goods                                                          27,522                              25,055
                                                                  ------------------------            ------------------------
                                                                  $                 35,518            $                 32,232
                                                                  ========================            ========================


2.          Legal proceedings

            MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. On June 22, 1998, the United States District Court Judge granted MICROS' motion to dismiss four of the seven causes of action. As Budgetel's motion for leave to file an amended complaint was granted, however, it is expected that Budgetel will elect to file a first amended complaint. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

3.          Net Income per Share

            Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

            A reconciliation of weighted average of common shares outstanding assuming dilution is as follows:

                                                                          Three Months Ended
                                                                            September 30,
                                                                         1998           1997
                                                                         ----           ----
            Net Income                                                 $  3,508       $  3,015
                                                                       ========       ========

            Average common shares outstanding                            16,115         15,998

            Dilutive effect of outstanding stock
              options                                                       933            492
                                                                            ---            ---
            Average common shares outstanding
              assuming dilution                                          17,048         16,490
                                                                         ======         ======

            Basic Net Income per Share                                    $0.22          $0.19
                                                                          =====          =====
            Diluted Net Income per Share                                  $0.21          $0.18
                                                                          =====          =====

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1998
                (Unaudited, in thousands, except per share data)

3.          Net Income per Share, continued

            For both the three month periods ended September 30, 1998 and 1997, one thousand options were excluded from the above reconciliation as these options were anti-dilutive for these periods.

4.          Comprehensive Income

            On July 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income is reported in the consolidated statements of shareholders' equity and includes net income and foreign currency translation adjustments.

Item 2. Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

      The Company has a $35.0 million unsecured committed multi-currency line of credit which expires on December 31, 1998. Such line is convertible, at the Company's option, to three-year term debt. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one year period. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $9.0 million at the September 30, 1998 exchange rate). Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt.

      For both of these credit agreements, at September 30, 1998, the Company had borrowed approximately $33.0 million and has approximately $11.0 million available. Of the $33.0 million outstanding as of September 30, 1998, $26.0 million represents line of credit borrowings and $7.0 million represents term debt. As of September 30, 1998, the Company's DM-denominated borrowings under these credit facilities amounted to DM 16.7 million (approximately $10.0 million at the September 30, 1998 exchange rate.) The increase in the Company's combined credit facility borrowings during fiscal 1999 stems primarily from continued spending for internally developed software, along with increased levels of inventory and accounts receivable. The Company believes it can operate at a lower inventory level and currently believes it can achieve this during fiscal 1999.

      As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

Liquidity and Capital Resources - Continued

      Net cash provided by operating activities for the three months ended September 30, 1998 was $4.9 million. The Company used $5.6 million in investing activities, primarily for the purchase of property, plant and equipment and internally developed software. Net financing activities for the first three months of fiscal 1999 provided $1.2 million, primarily through the issuance of term debt.

      The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 1999 will continue to increase for the remainder of the fiscal year but should be lower than fiscal 1998's expenditures of $9.3 million.

Results of Operations - First Quarter Comparison

      The Company recorded diluted net income of $0.21 per common share in the first quarter of fiscal 1999, compared with diluted net income of $0.18 per common share in the first quarter of fiscal 1998. For the quarter, the increased net income was primarily due to higher sales volumes and a slight improvement in gross margins along with lower operating expenses as a percentage of sales.

      Revenue of $66.6 million for the first quarter of fiscal 1999 increased $7.1 million, or 11.8%, compared to the same period last year. A comparison of the sales mix for fiscal years 1999 and 1998 is as follows:

                                            Three Months Ended
                                               September 30,
                                            1998           1997
                                            ----           ----

                    Hardware                40.4%          44.7%
                    Software                21.8%          18.1%
                    Service                 37.8%          37.2%
                                            -----          -----
                                           100.0%         100.0%
                                           ======         ======

      Both hardware and software sales increased in absolute dollars in fiscal 1999 in comparison to the prior year. Hardware sales declined as a percentage of total sales while software sales increased primarily due to significant sales of certain Fidelio products in fiscal 1999's first quarter. Service sales increased in absolute dollars and as a proportion of total sales for the first quarter in comparison to the prior year primarily due to the continued expansion of the Company's hotel business and the installation and support revenues.

      Combined hardware and software revenues for the first quarter of fiscal 1999 increased $4.1 million, or 10.8%, while service revenues increased $3.0 million, or 13.5%, over the same period a year earlier.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

Results of Operations - First Quarter Comparison, Continued

      Cost of sales, as a percentage of revenue, decreased to 50.2% for the first quarter of fiscal 1999 from 50.9% for the first quarter of fiscal 1998. Cost of sales for hardware and software products, as a percentage of related revenue, was 49.7% in the first quarter of fiscal 1999 compared to 49.2% for the same quarter a year earlier. This increase was the result of decreased margins associated with hardware sales, which more than offset the favorable gross margin effect of increased software sales.

      Service costs, as a percentage of service revenue, decreased to 51.1% in the first quarter of fiscal 1999 compared to 53.6% in the same quarter in fiscal 1998. The first quarter decrease in comparison to the prior year was due to continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs.

      Selling, general and administrative expenses increased $1.0 million, or 5.1%, in the first quarter of fiscal 1999 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 29.7% in the first quarter of fiscal 1999 compared to 31.7% in the first quarter of fiscal 1998 as sales grew at a rate in excess of these expenses.

      Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.5 million, or 17.3%, in the first quarter of fiscal 1999 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.4 million in the first quarter of fiscal 1999 and $1.1 million in the first quarter of fiscal 1998, increased $1.8 million, or 41.4%, compared to the same period a year earlier. The increase in absolute dollars for the three-month period is primarily due to increased expenditures in the Company's hotel business and to a lesser extent, increased expenditures in the Company's POS business.

      Office closure costs relate to follow-on costs associated with the Company's fourth quarter of fiscal 1998 permanent closure of its facility in Munich, Germany. These costs relate to the relocation of former Munich employees to their new places of employment within the Company.

      Income from operations for the first quarter of fiscal 1999 was $6.8 million, or 10.3% of revenue, compared to income of $5.4 million, or 9.0% of revenue, in the same period a year earlier. For the first quarter of fiscal 1999, the Company's higher dollar income from operations is primarily due to higher sales and improved gross margins, along with lower operating expenses as a percentage of sales.

      Interest expense increased $0.4 million to $0.7 million, or 138.7%, for the first quarter of fiscal 1999 from $0.3 million for the same period a year ago as the Company increased its debt obligations to fund its internal software development efforts and to meet its working capital requirements.

      The effective tax rate for the first quarter of both fiscal years 1999 and 1998 is 40.0%. The Company has not experienced any significant shift in its mix of earnings that would require a change in its effective tax rate.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

Results of Operations - First Quarter Comparison, Continued

Year 2000

      The Company is currently in the process of performing a review of its business systems, and is querying its customers, vendors and resellers with respect to Year 2000 compliance issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

      In 1997, the Company created a corporate-wide Year 2000 project team representing all business units of the Company. The team was divided into three segments, each of which was tasked with analyzing one of the following three sets of issues: (i) Year 2000 compliance issues with respect to Company internal information technology systems and non-information technology systems; (ii) Year 2000 compliance issues with respect to the information systems of certain key Company vendors and suppliers; and (iii) Year 2000 compliance issues with respect to Company products that the Company sells and licenses to its worldwide customer base.

Year 2000 Compliance Issues with respect to Company Internal Systems

      The Company's Management Information Systems Department assumed all Year 2000 obligations associated with testing, analyzing and implementing the Company's internal information systems. Although these activities were not formally assigned to the MIS department until 1997, the department had nonetheless embraced such as part of its implementation of new enterprise resources planning systems in 1996. This implementation involved replacing all internal information systems with Oracle Applications Release 10.7. As part of this implementation, the Company required certification that all Oracle products were Year 2000 compliant, which such certification has been provided. The Company is in the process of verifying the Year 2000 compliance of certain Oracle products, which is expected to be completed by March 31, 1999. Internationally, the Company currently intends to adopt Year 2000 compliant Oracle applications at certain central locations. The Company expects to render appropriate upgrades to existing systems by July of 1999 at the non-central international offices, where deemed appropriate or necessary.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

Results of Operations - First Quarter Comparison, Continued

Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

      Finally, the Company is currently in the process of completing the testing of its existing product offerings. The testing includes an analysis of both standard products, currently offered, and all custom products that have been offered or developed since 1995, which the Company currently supports. The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material. The Company maintains a site on its web page which details the products that the Company will test or has tested, and the Year 2000 compliance status thereof. The site is updated routinely.

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

      Based on preliminary reviews from presently available information, it is believed that with the Company's current installation of a new business operating system, and the significant capital equipment purchases in recent years to upgrade the Company's technological capabilities, the additional costs of addressing potential problems are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources. However, if the Company, its large customers, or significant suppliers are unable to resolve such processing issues in a timely manner, it could have a material impact on the results of operations, liquidity or capital resources of the Company. Moreover, the Company's expectations with respect to future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying systems that contain two-digit year codes, the nature and amount of testing required to upgrade or replace each of the affected systems, and the success of the Company's key suppliers in addressing the Year 2000 issue.

Euro Conversion

      On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

Results of Operations - First Quarter Comparison, Continued

business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of September 30, 1998, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

      Moreover, some of the statements contained herein not based on historic facts are forward looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new 3400 QSA and the new 3700 POS systems; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1998.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company has experienced rapid growth internationally. MICROS' significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 25 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. While the Company has not to date invested in financial instruments designed to protect against currency fluctuations, the Company will continue to evaluate the need to do so in the future.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1998

                           Part II - Other Information


Item 1.     Legal Proceedings.

      MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. On June 22, 1998, the United States District Court Judge granted MICROS' motion to dismiss four of the seven causes of action. As Budgetel's motion for leave to file an amended complaint was granted, however, it is expected that Budgetel will elect to file a first amended complaint. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.


Items 2 through 4.

      No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.     Other Information

      None.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1998

                     Part II - Other Information, continued


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Earnings Per Share

                 Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MICROS SYSTEMS, INC.
                                        ------------------------------
                                                  (Registrant)

November 16, 1998                       /s/ Gary C. Kaufman
------------------                      -------------------
                                        Gary C. Kaufman
                                        Senior Vice President, Finance and
                                        Administration/Chief Financial Officer


November 16, 1998                       /s/ Roberta J. Watson
------------------                      ---------------------
                                        Roberta J. Watson
                                        Vice President and Controller

                                  EXHIBIT INDEX

                                                                                       Sequentially
Exhibit                                                                               Numbered Page
-------                                                                               -------------
11.                                 Computation of Earnings Per Share                       19

27.                                 Financial Data Schedule                                N/A