Form 10-Q
period 1998-12-31
MICROS SYSTEMS INC
filed 1999-02-16
CIK 320345

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended December 31, 1998
                          Commission file number 0-9993

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

As of December 31, 1998, there were 16,125,866 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 1998

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)


                                                                   December 31,      June 30,
                                                                      1998             1998
                                                                   ------------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                                           $14,494      $13,592
     Accounts receivable, net of allowance for
       doubtful accounts of $2,964 at December 31,
       1998 and $2,298 at June 30, 1998                                   92,916       85,436
     Inventories                                                          32,640       32,232
     Deferred income taxes                                                 4,767        4,715
     Prepaid expenses and other current assets                             7,600        7,136
                                                                         -------        -----
          Total current assets                                           152,417      143,111

Property, plant and equipment, net of accumulated
     depreciation and amortization of $22,879 at
     December 31, 1998 and $19,893 at June 30, 1998                       22,238       21,764
Deferred income taxes, non-current                                         5,039        4,644
Goodwill and intangible assets, net of
     accumulated amortization of $10,593 at
     December 31, 1998 and $8,883 at June 30, 1998                        17,826       17,597
Purchased and internally developed software costs,
     net of accumulated amortization of $7,964 at
     December 31, 1998 and $6,654 at June 30, 1998                        20,209       16,964
Other assets                                                                 406          531
                                                                           -----          ---
Total assets                                                            $218,135     $204,611
                                                                      ==========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                $24,895      $26,830
     Current portion of long-term debt                                       989        1,970
     Current portion of capital lease obligations                            255          280
     Accounts payable                                                     19,413       18,968
     Accrued expenses and other current liabilities                       27,620       29,350
     Income taxes payable                                                 10,254        9,158
     Deferred income taxes                                                    73           44
     Deferred service revenue                                             12,336       11,112
                                                                        --------     --------
          Total current liabilities                                       95,835       97,712

Long-term debt, net of current portion                                     6,884        4,074
Capital lease obligations, net of current portion                          3,429        3,466
Deferred income taxes, non-current                                         6,674        6,682
Minority interests                                                         1,202          944
                                                                         -------          ---
          Total liabilities                                              114,024      112,878
                                                                       ---------      -------

Commitments and contingencies
Shareholders' equity:
     Common stock, $0.025 par; authorized shares
      50,000 at December 31, 1998 and 30,000 at June
      30, 1998; issued and outstanding 16,126 at
      December 31, 1998 and 16,101 at June 30, 1998                          403          403
     Capital in excess of par                                             20,653       20,097
     Retained earnings                                                    85,287       75,566
     Accumulated other comprehensive income (Note 5)                      (2,232)      (4,333)
                                                                        --------      -------
          Total shareholders' equity                                     104,111       91,733
                                                                       ---------       ------

Total liabilities and shareholders' equity                              $218,135     $204,611
                                                                      ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                      1998             1997
                                                      ----             ----
Revenue:
  Hardware and software                              $ 51,088        $ 42,186
  Service                                              29,506          24,081
                                                     --------        --------
Total revenue                                          80,594          66,267
                                                     --------        --------

Costs and expenses:
  Cost of sales
      Hardware and software                            26,690          19,261
      Service                                          14,147          12,469
                                                     --------        --------
  Total cost of sales                                  40,837          31,730

  Selling, general and administrative
    expenses                                           22,291          20,385
  Research and development expenses                     3,605           3,265
  Depreciation and amortization                         2,426           2,072
                                                     --------        --------
Total costs and expenses                               69,159          57,452
                                                     --------        --------

Income from operations                                 11,435           8,815
Non-operating income (expense):
  Interest income                                         115             131
  Interest expense                                       (574)           (372)
  Other income (expense), net                            (304)            (71)
                                                     --------        --------
Income before taxes and minority
  interest, equity in net earnings of
  affiliates and cumulative effect of
  accounting change                                    10,672           8,503

Income tax expense                                      4,269           3,398
                                                     --------        --------

Income before minority interest, equity in
  net earnings of affiliates and
  cumulative effect of accounting change                6,403           5,105
Minority interest and equity in net
  earnings of affiliates                                 (190)            (77)
                                                     --------        --------
Net income before cumulative effect of
  accounting change                                     6,213           5,028

Cumulative effect of change in accounting
  principle, net of tax benefit of $274                    --            (412)
                                                     --------        --------

Net income                                           $  6,213        $  4,616
                                                     ========        ========

Basic net income per common share:
  Income before cumulative effect of
    accounting change                                $   0.39        $   0.31
    Cumulative effect of change in
      accounting principle                                 --           (0.02)
                                                     --------        --------
  Basic net income per common share                  $   0.39        $   0.29
                                                     ========        ========

Diluted net income per common share:
  Income before cumulative effect of
    accounting change                                $   0.37        $   0.30
    Cumulative effect of change in
      accounting principle                                 --           (0.02)
                                                     --------        --------
  Diluted net income per common share                $   0.37        $   0.28
                                                     ========        ========

Weighted-average number of shares outstanding:
  Basic                                                16,123          16,016
                                                     ========        ========
  Diluted                                              16,855          16,585
                                                     ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                    Six Months Ended December 31,
                                                    -----------------------------
                                                        1998              1997
                                                        ----              ----
Revenue:
  Hardware and software                              $  92,555        $  79,598
  Service                                               54,678           46,257
                                                     ---------        ---------
Total revenue                                          147,233          125,855
                                                     ---------        ---------

Costs and expenses:
  Cost of sales
      Hardware and software                             47,291           37,683
      Service                                           27,002           24,348
                                                     ---------        ---------
  Total cost of sales                                   74,293           62,031

  Selling, general and administrative
    expenses                                            42,102           39,245
  Research and development expenses                      7,308            6,423
  Office closure costs                                     427               --
  Depreciation and amortization                          4,819            3,953
                                                     ---------        ---------
Total costs and expenses                               128,949          111,652
                                                     ---------        ---------

Income from operations                                  18,284           14,203
Non-operating income (expense):
  Interest income                                          186              199
  Interest expense                                      (1,290)            (672)
  Other income (expense), net                             (487)               7
                                                     ---------        ---------
Income before taxes and minority
  interest, equity in net earnings of
  affiliates and cumulative effect of
  accounting change                                     16,693           13,737

Income tax expense                                       6,677            5,494
                                                     ---------        ---------

Income before minority interest, equity in
  net earnings of affiliates and
  cumulative effect of accounting change                10,016            8,243
Minority interest and equity in net
  earnings of affiliates                                  (295)            (200)
                                                     ---------        ---------
Net income before cumulative effect of
  accounting change                                      9,721            8,043

  Cumulative effect of change in accounting
    principle, net of tax benefit of $274                   --             (412)
                                                     ---------        ---------

Net income                                           $   9,721        $   7,631
                                                     =========        =========

Basic net income per common share:
  Income before cumulative effect of
    accounting change                                $    0.60        $    0.50
    Cumulative effect of change in
     accounting principle                                   --             (.02)
                                                     ---------        ---------
  Basic net income per common share                  $    0.60        $    0.48
                                                     =========        =========

Diluted net income per common share:
  Income before cumulative effect of
    accounting change                                $    0.57        $    0.49
    Cumulative effect of change in
     accounting principle                                   --             (.03)
                                                     ---------        ---------
  Diluted net income per common share                $    0.57        $    0.46
                                                     =========        =========

Weighted-average number of shares outstanding:
  Basic                                                 16,119           16,007
                                                     =========        =========
  Diluted                                               16,951           16,538
                                                     =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1998
                            (Unaudited, in thousands)

                                                                                          Accumulated
                                              Common Stock        Capital                    Other
                                           ------------------    in Excess    Retained   Comprehensive
                                            Shares    Amount      of Par      Earnings       Income          Total
                                           --------   ------     ---------    --------   -------------       -----
 Balance, June 30, 1998                      16,101      $403      $20,097     $75,566          $(4,333)     $91,733
 Stock issued upon exercise of
   options                                       25        --          451          --                --         451
 Income tax benefit from stock
   options exercised                             --        --          105          --                --         105
 Comprehensive income (Note 5)
   Net income                                    --        --           --       9,721                --          --
   Foreign currency translation
     adjustments                                 --        --           --          --             2,101          --
 Total comprehensive income                      --        --           --          --              --        11,822
                                             ------      ----      -------     -------          --------    --------
 Balance, December 31, 1998                  16,126      $403      $20,653     $85,287          $(2,232)    $104,111
                                             ======      ====      =======     =======          ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)


                                                           Six months ended December 31,
                                                           -----------------------------
                                                                 1998             1997
                                                                 ----             ----
Net cash flows provided by (used in) operating
activities:                                                      $ 10,170        $ (2,714)
                                                                 --------        --------

Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                                   (3,471)         (3,843)
     Proceeds on dispositions of property,
       plant and equipment                                            112              83
     Internally developed software                                 (4,499)         (3,693)
     Dividends to minority owners                                     (69)           (351)
     Net cash paid for acquisitions and
       minority interests                                            (975)           (238)
                                                                 --------        --------

          Net cash used in investing activities                    (8,902)         (8,042)
                                                                 --------        --------

Cash flows from financing activities:
     Principal payments on line of credit                          (6,295)         (3,397)
     Principal payments on long-term debt
       and capital lease obligation                                (1,588)         (1,808)
     Proceeds from line of credit                                   3,898          10,500
     Proceeds from issuance of long term debt                       2,995           2,870
     Proceeds from issuance of stock                                  452             372
     Income tax benefit from stock options
       exercised                                                      105              64
                                                                 --------        --------
          Net cash (used in) provided by
            financing activities                                     (433)          8,601
                                                                 --------        --------

Effect of exchange rate changes on cash                                67             (83)
                                                                 --------        --------

Net increase (decrease) in cash and cash
  equivalents                                                         902          (2,238)
Cash and cash equivalents at beginning of period                   13,592          10,864
                                                                 --------        --------
Cash and cash equivalents at end of period                       $ 14,494        $  8,626
                                                                 ========        ========

Supplemental disclosures of cash flow
information:

     Cash paid during the period for:
          Interest                                               $  1,057        $    714
                                                                 ========        ========
          Income taxes                                           $  4,226        $    928
                                                                 ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 1998
                (Unaudited, in thousands, except per share data)

1.       Inventories

         The components of inventories are as follows:

                                                                       December 31,             June 30,
                                                                           1998                   1998
                                                                   ------------------         -----------------
         Raw materials                                             $            4,773         $           5,415
         Work-in-process                                                        2,832                     1,762
         Finished goods                                                        25,035                    25,055
                                                                   ------------------         -----------------
                                                                   $           32,640         $          32,232
                                                                   ==================         =================


2.       Common Stock

         On November 20, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation which increased the Company's authorized shares of Common Stock from 30,000 to 50,000 shares.

3.       Legal proceedings

         MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. As the United States District Court Judge granted MICROS' motion to dismiss four of the seven causes of action on June 22, 1998, with leave to amend, Budgetel filed a first amended complaint on November 12, 1998. MICROS filed a motion to dismiss the amended complaint on December 7, 1998. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

4.       Net Income per Share

         Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 1998
                (Unaudited, in thousands, except per share data)

4.      Net Income per Share, continued

        A reconciliation of weighted average of common shares outstanding assuming dilution is as follows:

                                                    Three Months Ended           Six Months Ended
                                                       December 31,                December 31,
                                                     1998           1997         1998         1997
                                                     ----           ----         ----         ----
Net Income                                         $ 6,213       $ 4,616       $ 9,721       $ 7,631
                                                   =======       =======       =======       =======

Average common shares outstanding                   16,123        16,016        16,119        16,007
Dilutive effect of outstanding
  stock options                                        732           569           832           531
                                                   -------       -------       -------       -------
Average common shares outstanding
  assuming dilution                                 16,855        16,585        16,951        16,538
                                                   =======       =======       =======       =======

Basic Net Income per Share                         $  0.39       $  0.29       $  0.60       $  0.48
                                                   =======       =======       =======       =======
Diluted Net Income per Share                       $  0.37       $  0.28       $  0.57       $  0.46
                                                   =======       =======       =======       =======

         For the three and six-month periods ended December 31, 1998, 6,000 options and 4,000 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods. For the three and six-month periods ended December 31, 1997, no options were excluded from the above reconciliation for these periods.

5.       Comprehensive Income

         On July 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income is reported in the consolidated statements of shareholders' equity and includes net income and foreign currency translation adjustments.

6.       Subsequent event

         In anticipation of its move to new corporate headquarters in the Spring of 2000, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings located at 12050 Baltimore Avenue, Beltsville, Maryland. As part of a comprehensive agreement, MICROS agreed to waive certain purchase rights of the facility embodied in the original capital lease, including the right to purchase the facility in 2009 for $10.00. MICROS also entered into a standard operating lease with the owner of the facility pursuant to which MICROS agreed to continue to rent portions of the facility until March 31, 2000. In consideration of MICROS' entering into the agreements, MICROS received a one-time cash payment from the owner of the facility. As of December 31, 1998, the Company's carrying values of the combined land and building along with the capital lease obligation were $3.5 million and $3.2 million, respectively. During the third quarter of fiscal 1999, the Company will remove these items from its balance sheet at a small gain, after consideration of proceeds and transaction costs.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company now has a $45.0 million unsecured committed multi-currency line of credit, which was renewed and increased from $35.0 million during the second quarter of fiscal 1999 for an additional one-year period, expiring on December 31, 1999. Such line is convertible, at the Company's option, to three-year term debt. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $9.0 million at the December 31, 1998 exchange rate). Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt.

     For both of these credit agreements, at December 31, 1998, the Company had borrowed approximately $31.4 million and has approximately $22.6 million available. Of the $31.4 million outstanding as of December 31, 1998, $24.9 million represents line of credit borrowings and $6.5 million represents term debt. As of December 31, 1998, the Company's DM-denominated borrowings under these credit facilities amounted to DM 17.3 million (approximately $10.4 million at the December 31, 1998 exchange rate). The increase of $0.4 million in the Company's combined credit facility borrowings during fiscal 1999 stems primarily from continued spending for internally developed software, along with increased levels of accounts receivable and inventory. The Company believes it can operate at a lower inventory level and believes it can further reduce inventory during the rest of fiscal 1999.

     As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     Net cash provided by operating activities for the six months ended December 31, 1998 was $10.2 million. The Company used $8.9 million in investing activities, primarily for the purchase of property, plant and equipment and internally developed software. Net financing activities for the first six months of fiscal 1999 used $0.4 million, primarily for the repayment of line of credit borrowings.

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

Results of Operations - Second Quarter Comparison

     The Company recorded diluted net income of $0.37 per common share in the second quarter of fiscal 1999, compared with diluted net income of $0.28 per common share in the second quarter of fiscal 1998. Net income for the six months ended December 31, 1998, on a diluted basis, was $0.57 per share compared with $0.46 per common share for the first six months of fiscal 1998. For the quarter and year-to-date, the increased net income was primarily due to higher sales volumes along with lower operating expenses as a percentage of sales, partially offset by lower gross margins. Fiscal 1998's second quarter and year-to-date results include an after-tax charge of $0.4 million, or $0.02 per share for the quarter and $0.03 per share for the year-to-date, relating to an accounting charge associated with a change in the treatment of capitalized business process re-engineering costs.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

Results of Operations - Second Quarter Comparison, Continued

     Revenue of $80.6 million for the second quarter of fiscal 1999 increased $14.3 million, or 21.6%, compared to the same period last year. For the first six months of fiscal 1999, revenue increased $21.4 million to $147.2 million, or 17.0%, over the same period in fiscal 1998. A comparison of the sales mix for fiscal years 1999 and 1998 is as follows:

                                     Three Months Ended                    Six Months Ended
                                        December 31,                         December 31,
                                   1998              1997               1998              1997
                                   ----              ----               ----              ----
                  Hardware          45.8%            42.6%               43.4%            43.6%
                  Software          17.6%            21.1%               19.5%            19.7%
                  Service           36.6%            36.3%               37.1%            36.7%
                                   ------           ------              ------           ------
                                   100.0%           100.0%              100.0%           100.0%
                                   ======           ======              ======           ======

     Both hardware and software sales increased in absolute dollars in fiscal 1999 in comparison to the prior year. For the quarter, hardware sales increased as a percentage of total sales while software sales decreased primarily due to strong hardware demand coinciding with the absence of significant hotel system deliveries during the second quarter of fiscal 1999. On a year-to-date basis, hardware and software sales continued to increase in absolute dollars, but declined as a percentage of sales, primarily due to the continued growth of the Company's service business. Service sales increased in absolute dollars and as a proportion of total sales for the second quarter in comparison to the prior year primarily due to increased installation and support revenues.

     Combined hardware and software revenues for the second quarter of fiscal 1999 increased $8.9 million, or 21.1%, while service revenues increased $5.4 million, or 22.5%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $13.0 million, or 16.3%, while service revenues increased $8.4 million, or 18.2%, over the same period a year earlier.

     Cost of sales, as a percentage of revenue, increased to 50.7% for the second quarter of fiscal 1999 from 47.9% for the second quarter of fiscal 1998. For the first six months of fiscal 1999 and 1998, cost of sales, as a percentage of revenue, was 50.5% and 49.3% respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 52.2% in the second quarter of fiscal 1999 compared to 45.7% for the same quarter a year earlier and 51.1% compared to 47.3% for the first six months of fiscal 1999 and 1998, respectively. For the quarter and year-to-date, this increase was the result of decreased margins associated with hardware sales, which more than offset the favorable gross margin effect of increased software sales.

     Service costs, as a percentage of service revenue, decreased to 47.9% in the second quarter of fiscal 1999 compared to 51.8% in the same quarter in fiscal 1998. Service costs, as a percentage of service revenue, decreased to 49.4% in the first six months of fiscal 1999 compared to 52.6% for the same period in fiscal 1998. The second quarter and year-to-date decrease in comparison to the prior year was due to continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs. During the third quarter of fiscal 1998, the Company entered into a Service Contractor Agreement with Vanstar Corporation ("Vanstar"), a California-based company, which is in the business of providing certain installation, repair and maintenance services for certain MICROS major account and district customers. MICROS and Vanstar continue to work together in an effort to better coordinate and address customer needs in the deployment of Vanstar services. In

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

Results of Operations - Second Quarter Comparison, Continued

those regions where the Vanstar services have not been deployed, MICROS is currently servicing its customer base through its existing network of MICROS dealers and MICROS district offices.

     Selling, general and administrative expenses increased $1.9 million, or 9.3%, in the second quarter of fiscal 1999 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 27.7% in the second quarter of fiscal 1999 compared to 30.8% in the second quarter of fiscal 1998. For the first six months of fiscal 1999, selling, general and administrative expenses, as a percentage of revenue, were 28.6% compared to 31.2% for the same period a year earlier. For both the quarter and year-to-date, these decreases are due to sales growth at a rate in excess of these expenses.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.3 million, or 10.4%, in the second quarter of fiscal 1999 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.1 million in the second quarter of fiscal 1999 and $2.5 million in the second quarter of fiscal 1998, decreased $0.1 million, or 1.5%, compared to the same period a year earlier. This decrease in absolute dollars for the three-month period is primarily due to decreased expenditures in the Company's hotel business. For the first six months of fiscal 1999, research and development expenses (exclusive of capitalized software development costs),which consist primarily of internal and sub-contracted labor costs, increased $0.9 million, or 13.8%, compared to the same period a year earlier. Actual research and development expenditures for the first six months of fiscal 1999, including capitalized software development costs of $4.5 million, increased $1.7 million, or 16.7%, compared to the same period a year earlier. The increase in absolute dollars for the six-month period is primarily due to increased expenditures in the Company's hotel business during the first quarter of fiscal 1999 and to a lesser extent, increased expenditures in the Company's POS business throughout fiscal 1999.

     Office closure costs relate to follow-on costs incurred in the first quarter of fiscal 1999 associated with the Company's fourth quarter of fiscal 1998 permanent closure of its facility in Munich, Germany. These costs relate to the relocation of former Munich employees to their new places of employment within the Company.

     Income from operations for the second quarter of fiscal 1999 was $11.4 million, or 14.2% of revenue, compared to income of $8.8 million, or 13.3% of revenue, in the same period a year earlier. For the first six months of fiscal 1999, income from operations was $18.3 million compared to income of $14.2 million a year earlier. For both the second quarter and first six months of fiscal 1999, the Company's higher dollar income from operations is primarily due to higher sales and lower operating expenses as a percentage of sales, partially offset by lower gross margins.

     Interest expense increased $0.2 million to $0.6 million, or 54.7%, for the second quarter of fiscal 1999 from $0.4 million for the same period a year ago as the Company increased its debt obligations to fund its internal software development efforts and to meet its working capital requirements. Interest expense for the first six months in fiscal 1999 was $1.3 million compared to $0.7 million, an increase of 92.0%, for the comparable period in fiscal 1998 primarily due to the Company's higher overall debt level during the first six months of fiscal 1999 in comparison to the same period a year ago.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

Results of Operations - Second Quarter Comparison, Continued

     The effective tax rate for the second quarter and year-to-date of both fiscal years 1999 and 1998 is 40.0%. The Company has not experienced any significant shift in its mix of earnings that would require a change in its effective tax rate.

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

Year 2000 Compliance Issues with respect to Company Internal Systems

     The Company's Management Information Systems Department assumed all Year 2000 obligations associated with testing, analyzing and implementing the Company's internal information systems. Although these activities were not formally assigned to the MIS department until 1997, the department had nonetheless embraced such as part of its implementation of new enterprise resources planning systems in 1996. This implementation involved replacing all internal information systems with Oracle Applications Release 10.7. As part of this implementation, the Company required certification that all Oracle products were Year 2000 compliant, which such certification has been provided. The Company is in the process of verifying the Year 2000 compliance of certain Oracle products, which is expected to be completed by March 31, 1999. Internationally, the Company currently intends to adopt Year 2000 compliant Oracle applications at certain central locations. The Company expects to implement appropriate alternative solutions to existing systems by September of 1999 at the non-central international offices, where deemed appropriate or necessary.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

Results of Operations - Second Quarter Comparison, Continued

Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

     Finally, the Company is currently in the process of completing the testing of its existing product offerings. The testing includes an analysis of both standard products, currently offered, and all custom products that have been offered or developed since 1995, which the Company currently supports. The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material. The Company maintains a site on its web page which details the products that the Company will test or has tested, and the Year 2000 compliance status thereof. The site is updated approximately every four weeks. The last update was on February 11, 1999.

Year 2000 Compliance Costs

     Through fiscal 1998, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. However, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business or incurring significant expense. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $0.7 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new internal management information systems, which addressed not only the Year 2000 issues, but also a large variety of other required and desired informational and processing needs, are approximately $6.1 million.

     The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the third and fourth quarters of fiscal 1999. In the event that the Company determines that it may fail to achieve these milestones, additional internal resources will be focused on completing these projects or developing contingency plans.

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

Contingency Plans

     The Company is currently developing a contingency plan for its products. This plan includes having an independent company test and verify that certain products are Year 2000 compliant, and increasing current staffing levels in customer service functions for the three month period commencing December 1, 1999. While the Company believes that its current product set will not have any material Year 2000 issues, the Company anticipates increased call volume during this period. With respect to internal information systems, MICROS does not intend to develop a full contingency plan. Given the complexity of the Company's Oracle enterprise resource planning system, it is neither practical nor cost effective to develop a back-up contingency approach. For this reason, and as noted above, MICROS is thoroughly testing and certifying the current internal systems so as to assure that any problems are fully addressed prior to January 1, 2000. However, Year 2000 issues in the Company's enterprise resource planning system, if gone undetected or uncorrected, could have a material adverse impact on the Company's results of operations or financial condition.

Euro Conversion

     On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

Results of Operations - Second Quarter Comparison, Continued

business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of December 31, 1998, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1998

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 1998

                           Part II - Other Information

Item 1.  Legal Proceedings

     MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position. On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. As the United States District Court Judge granted MICROS' motion to dismiss four of the seven causes of action on June 22, 1998, with leave to amend, Budgetel filed a first amended complaint on November 12, 1998. MICROS filed a motion to dismiss the amended complaint on December 7, 1998. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

Item 2.  Changes in Securities

     An amendment of the Company's Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 30,000,000 to 50,000,000 shares was approved by the Company's shareholders at the annual meeting held on November 20, 1998. Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on November 24, 1998.

Item 3. Defaults upon Senior Securities

     No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on November 20, 1998. A quorum was present and shareholders voted on the following matters:

     1. Approval of an Amendment to the Articles of Incorporation

The shareholders voted 12,854,129 shares in the affirmative and 717,691 shares in the negative with respect to a proposal to adopt an amendment to the Company's Articles of Incorporation. A total of 61,470 shares abstained from the vote. There were no broker non-votes. The amendment increases the number of shares of common stock that the Company is authorized to issue from 30,000,000 to 50,000,000 shares. As the requisite number of shares required for approval was obtained, the amendment was approved, and Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on November 24, 1998.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 1998

                     Part II - Other Information, continued

     2. Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:

        Nominee                                 For                         Vote Withheld(Abstain)
        -------                                 ---                         -------------
        Louis M. Brown, Jr.                     13,504,991                  128,299
        Daniel Cohen                            13,603,785                   29,505
        A.L. Giannopoulos                       13,604,545                   28,745
        F. Suzanne Jenniches                    13,611,095                   22,245
        John G. Puente                          13,619,125                   14,165
        Dwight S. Taylor                        13,606,875                   26,415

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

     3. Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent public accountants for the Company for the fiscal year ending June 30, 1999. A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 13,614,020 shares voted in the affirmative; a total of 6,640 shares voted in the negative; and a total of 12,630 shares abstained from the vote.

     4. Approval of Amendment to Stock Option Plan

The shareholders voted 8,986,380 shares in the affirmative and 3,307,678 shares in the negative with respect to an amendment to the 1991 Stock Option Plan. A total of 76,684 shares abstained from the vote, and there were 1,262,548 broker non-votes. The amendment modifies the 1991 Stock Option Plan by increasing the number of shares available under the 1991 Stock Option Plan by 1,000,000, with the aggregate number of shares that can be issued under the plan being 4,500,000. As the requisite number of shares required for approval was obtained, the amendment was approved.

Item 5.  Other Information

     On January 27, 1999, the Board of Directors at a scheduled Board meeting unanimously approved (with Mr. Brown abstaining from the vote) the First Amendment of the Consulting Agreement between Louis M. Brown, Jr. and the Company dated June 30, 1995. The amendment extends the term of the Consulting Agreement for two more years until June 30, 2002, and provides for compensation for the extended term.

     Additionally, on September 11, 1998, the Compensation Committee of the Board of Directors at a scheduled Compensation Committee meeting unanimously approved the amendment of the Employment Agreement between Gary C. Kaufman and the Company dated May 28, 1997. The First Amendment extends the term of the Employment Agreement for a three year period commencing on October 1, 1998, and such period may automatically be extended for additional three year rolling periods unless either

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 1998

                     Part II - Other Information, continued

Item 5.  Other Information, continued

party elects otherwise.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 3(i) - Articles of Amendment to Articles of Incorporation

                  Exhibit 10a - First Amendment to Consulting Agreement between the Company and Louis M. Brown Jr., dated February 1, 1999

                  Exhibit 10b - First Amendment to Employment Agreement between the Company and Gary C. Kaufman, dated October 1, 1998

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MICROS SYSTEMS, INC.
                                          ------------------------
                                                (Registrant)

February 16, 1999                         /s/ Gary C. Kaufman
------------------                        -------------------
                                          Gary C. Kaufman
                                          Senior Vice President, Finance and
                                          Administration/Chief Financial Officer

February 16, 1999                         /s/ Roberta J. Watson
------------------                        ---------------------
                                          Roberta J. Watson
                                          Vice President and Controller

                                  EXHIBIT INDEX

                                                                                      Sequentially
Exhibit                                                                               Numbered Page
-------                                                                               -------------
3(i)            Articles of Amendment to Articles of Incorporation                          22

10a             First Amendment to Consulting Agreement between the
                Company and Louis M. Brown, Jr.,dated February 1, 1999                      25

10b             First Amendment to Employment Agreement between the
                Company and Gary C. Kaufman, dated October 1, 1998                          27

11.             Computation of Earnings Per Share                                           29

27.             Financial Data Schedule                                                    N/A
