Form 10-Q
period 1999-03-31
MICROS SYSTEMS INC
filed 1999-05-17
CIK 320345

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999
                          Commission file number 0-9993


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


As of March 31, 1999, there were 16,154,665 shares of Common Stock, $0.025 par value, outstanding.



                                       1
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                      For the Quarter Ended March 31, 1999

                         PART I - Financial Information


Item 1.     Financial Statements.

                                     General

      The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. All references to fiscal 1998 share and per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in this Form 10-Q have been retroactively restated to reflect a two-for-one stock split effected in the form of a stock dividend in the fourth quarter of fiscal 1998. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1998 and its Forms 10-Q for the quarters ended September 30, 1998 and December 31, 1998 for the fiscal year ending June 30, 1999, as filed with the Securities and Exchange Commission.



                                       2
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                      March 31,            June 30,
                                                                        1999                1998
                                                                    -------------      ---------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                          $19,755            $13,592
     Accounts receivable, net of allowance for
       doubtful accounts of $3,125 at March 31,
       1999 and $2,298 at June 30, 1998                                 101,792             85,436
     Inventories                                                         32,488             32,232
     Deferred income taxes                                                4,748              4,715
     Prepaid expenses and other current assets                            6,581              7,136
                                                                          ------             ------
          Total current assets                                          165,364            143,111

Property, plant and equipment, net of accumulated
     Depreciation and amortization of $23,393 at
     March 31, 1999 and $19,893 at June 30, 1998                         18,266             21,764
Deferred income taxes, non-current                                        4,625              4,644
Goodwill and intangible assets, net of
     accumulated amortization of $11,450 at
     March 31, 1999 and $8,883 at June 30, 1998                          16,558             17,597
Purchased and internally developed software costs,
     net of accumulated amortization of $8,691 at
     March 31, 1999 and $6,654 at June 30, 1998                          20,983             16,964
Other assets                                                                385                531
                                                                            ----               ----
Total assets                                                           $226,181           $204,611
                                                                       =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Bank lines of credit                                               $13,003            $26,830
     Current portion of long-term debt                                      533              1,970
     Current portion of capital lease obligations                            52                280
     Accounts payable                                                    24,226             18,968
     Accrued expenses and other current liabilities                      31,966             29,350
     Income taxes payable                                                12,794              9,158
     Deferred income taxes                                                   48                 44
     Deferred service revenue                                            19,340             11,112
                                                                         -------            -------
          Total current liabilities                                     101,962             97,712

Long-term debt, net of current portion                                    6,333              4,074
Capital lease obligations, net of current portion                           372              3,466
Deferred income taxes, non-current                                        6,682              6,682
Minority interests                                                        1,148                944
                                                                          ------               ----
          Total liabilities                                             116,497            112,878
                                                                        --------           --------

Commitments and contingencies
Shareholders' equity:

     Common stock, $0.025 par; authorized shares
        50,000 at March 31, 1999 and 30,000 at June
        30, 1998; issued and outstanding 16,155 at
        March 31, 1999 and 16,101 at June 30, 1998                          404                403
     Capital in excess of par                                            21,243             20,097
     Retained earnings                                                   92,975             75,566
     Accumulated other comprehensive income (Note 4)                     (4,938)            (4,333)
                                                                        --------           --------
          Total shareholders' equity                                    109,684             91,733
                                                                        --------            -------

Total liabilities and shareholders' equity                             $226,181           $204,611
                                                                       =========          =========

The accompanying notes are an integral part of the consolidated financial statements.



                                       3
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                              1999               1998
                                                                                              ----               ----
Revenue:
  Hardware and software                                                                      $54,962            $46,545
  Service                                                                                     30,159             24,536
                                                                                              -------            -------
Total revenue                                                                                 85,121             71,081
                                                                                              -------            -------

Costs and expenses:
   Cost of sales
        Hardware and software                                                                 27,986             24,908
        Service                                                                               13,913             12,442
                                                                                              -------            -------
  Total cost of sales                                                                         41,899             37,350


  Selling, general and administrative
    expenses                                                                                  24,082             18,403
  Research and development expenses                                                            3,591              3,966
  Depreciation and amortization                                                                2,456              2,253
                                                                                              -------            -------
Total costs and expenses                                                                      72,028             61,972
                                                                                              -------            -------

Income from operations                                                                        13,093              9,109
Non-operating income (expense):
  Interest income                                                                                144                 66
  Interest expense                                                                              (496)              (538)
  Other income (expense), net                                                                    519                919
                                                                                                 ----               ----

Income before taxes, minority
  interest and equity in net earnings of
  affiliates                                                                                  13,260              9,556

Income tax expense                                                                             5,303              3,822
                                                                                               ------             ------

Income before minority interest and equity in
  net earnings of affiliates                                                                   7,957              5,734

Minority interest and equity in net
  earnings of affiliates                                                                        (269)               115
                                                                                               ------               ----

Net income                                                                                    $7,688             $5,849
                                                                                              =======            =======

Basic net income per common share                                                              $0.48              $0.37
                                                                                               ======             ======

Diluted net income per common share                                                            $0.45              $0.35
                                                                                               ======             ======

Weighted-average number of shares outstanding:
  Basic                                                                                       16,141             16,027
                                                                                              =======            =======
  Diluted                                                                                     17,044             16,754
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



                                       4
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                                                     Nine Months Ended March 31,
                                                                     ---------------------------
                                                                    1999                    1998
                                                                    ----                    ----
Revenue:
  Hardware and software                                           $147,517                $126,143
  Service                                                           84,837                  70,793
                                                                   --------                --------
Total revenue                                                      232,354                 196,936
                                                                   --------                --------

Costs and expenses:
   Cost of sales
        Hardware and software                                       75,277                  62,591
        Service                                                     40,915                  36,790
                                                                    -------                 -------
  Total cost of sales                                              116,192                  99,381


  Selling, general and administrative
     expenses                                                       66,184                  57,648
  Research and development expenses                                 10,899                  10,388
  Office closure costs                                                 427                      --
  Depreciation and amortization                                      7,275                   6,206
                                                                     ------                  ------
Total costs and expenses                                           200,977                 173,623
                                                                   --------                --------

Income from operations                                              31,377                  23,313
Non-operating income (expense):
  Interest income                                                      330                     265
  Interest expense                                                  (1,786)                 (1,210)
  Other income (expense), net                                           32                     926
                                                                        ---                    ----
Income before taxes and minority
  interest, equity in net earnings of
  affiliates and cumulative effect of
  accounting change                                                 29,953                  23,294

Income tax expense                                                  11,980                   9,316
                                                                    -------                  ------

Income before minority interest, equity in
  net earnings of affiliates and
  cumulative effect of accounting change                            17,973                  13,978
Minority interest and equity in net
  earnings of affiliates                                              (564)                    (85)
                                                                      -----                    ----
Net income before cumulative effect of
  accounting change                                                 17,409                  13,893
Cumulative effect of change in accounting
     principle, net of tax benefit of $274                              --                    (412)
                                                                        ---                   -----

Net income                                                         $17,409                 $13,481
                                                                   ========                ========

Basic net income per common share:
  Income before cumulative effect of
    accounting change                                                $1.08                   $0.87
  Cumulative effect of change in
       accounting principle                                             --                    (.03)
                                                                        ---                   -----
  Basic net income per common share                                  $1.08                   $0.84
                                                                     ======                  ======

Diluted net income per common share:
  Income before cumulative effect of
    accounting change                                                $1.03                   $0.84
  Cumulative effect of change in
       accounting principle                                             --                    (.03)
                                                                        ---                   -----
  Diluted net income per common share                                $1.03                   $0.81
                                                                     ======                  ======

Weighted-average number of shares outstanding:
  Basic                                                             16,127                  16,014
                                                                    =======                 =======
  Diluted                                                           16,982                  16,610
                                                                    =======                 =======

The accompanying notes are an integral part of the consolidated financial statements.



                                       5
                                       -

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Nine Months Ended March 31, 1999
                           (Unaudited, in thousands)

                                                                                             Accumulated
                                         Common Stock          Capital                         Other
                                     --------------------     in Excess        Retained     Comprehensive
                                      Shares        Amount     of Par          Earnings         Income         Total
                                     --------      --------  -----------      ----------   ---------------  -----------
Balance, June 30, 1998                16,101          $403      $20,097         $75,566          $(4,333)     $91,733
Stock issued upon exercise of
  options                                 54             1          906              --               --          907
Income tax benefit from stock
  options exercised                       --            --          240              --               --          240
Comprehensive income (Note 4)
  Net income                              --            --           --          17,409               --           --
  Foreign currency translation
    adjustments                           --            --           --              --             (605)          --
Total comprehensive income                --            --           --              --               --       16,804
                                      ------          ----      -------         -------          --------    ---------
Balance, March 31, 1999               16,155          $404      $21,243         $92,975          $(4,938)    $109,684
                                      ======          ====      =======         =======          ========    =========

The accompanying notes are an integral part of the consolidated financial statements.



                                       6
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                                           Nine months ended March 31,
                                                                           ---------------------------
                                                                       1999                        1998
                                                                       ----                        ----

Net cash flows provided by (used in) operating activities:              $29,767                    $(1,716)
                                                                        --------                   --------

Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                                         (4,812)                    (5,648)
     Proceeds on dispositions of property,
       plant and equipment                                                  757                         42
     Proceeds on sale of subsidiary                                          --                        100
     Internally developed software                                       (6,029)                    (6,722)
     Dividends to minority owners                                           (69)                      (351)
     Net cash paid for acquisitions, minority
       interests and contingent earn-out payments                        (1,675)                    (1,778)
                                                                         -------                    -------

          Net cash used in investing activities                         (11,828)                   (14,357)
                                                                        --------                   --------

Cash flows from financing activities:
     Principal payments on line of credit                               (17,894)                    (5,582)
     Principal payments on long-term debt
       and capital lease obligation                                      (2,150)                    (2,386)
     Proceeds from line of credit                                         3,898                     18,062
     Proceeds from issuance of long term debt                             2,995                      2,852
     Proceeds from issuance of stock                                        907                        751
     Income tax benefit from stock options
       exercised                                                            240                        200
                                                                            ----                       ----

          Net cash (used in) provided by
            financing activities                                        (12,004)                    13,897
                                                                        --------                    -------

Effect of exchange rate changes on cash                                     228                       (357)
                                                                            ----                      -----


Net increase (decrease) in cash and cash
  equivalents                                                             6,163                     (2,533)
Cash and cash equivalents at beginning of period                         13,592                     10,864
                                                                         -------                    -------
Cash and cash equivalents at end of period                              $19,755                     $8,331
                                                                        ========                    =======

Supplemental disclosures of cash flow
information:

     Cash paid during the period for:
          Interest                                                       $1,741                     $1,165
                                                                         =======                    =======
          Income taxes                                                   $6,232                     $3,128
                                                                         =======                    =======


Supplemental schedule of noncash financing and investing activities:

During the nine month period ending March 31, 1999, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings. In connection with this transaction, the carrying values of the combined land and building of $3.5 million along with the capital lease obligation of $3.2 million were removed from the balance sheet.

The accompanying notes are an integral part of the consolidated financial statements.



                                       7
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 1999
                (Unaudited, in thousands, except per share data)

1.    Inventories

      The components of inventories are as follows:

                                                   March 31,                   June 30,
                                                     1999                        1998
                                                ----------------            ---------------

            Raw materials                       $          4,521            $         5,415
            Work-in-process                                2,113                      1,762
            Finished goods                                25,854                     25,055
                                                ----------------            ---------------
                                                $         32,488            $        32,232
                                                ================            ===============

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



                                       8
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 1999
                (Unaudited, in thousands, except per share data)

3.    Net Income per Share

      Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

      A reconciliation of weighted average of common shares outstanding assuming dilution is as follows:

                                         Three Months Ended           Nine Months Ended
                                             March 31,                     March 31,
                                         1999         1998           1999           1998
                                         ----         ----           ----           ----

Net Income                                $7,688      $5,849         $17,409        $13,481
                                          ======      ======         =======        =======

Average common shares outstanding         16,141      16,027          16,127         16,014
Dilutive effect of outstanding
  stock options                              903         727             855            596
                                             ---         ---             ---            ---
Average common shares outstanding
  assuming dilution                       17,044      16,754          16,982         16,610
                                          ======      ======          ======         ======

Basic Net Income per Share                 $0.48       $0.37           $1.08          $0.84
                                           =====       =====           =====          =====
Diluted Net Income per Share               $0.45       $0.35           $1.03          $0.81
                                           =====       =====           =====          =====


      For the three and nine-month periods ended March 31, 1999, 9,000 options and 5,000 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods. For the three and nine-month periods ended March 31, 1998, no options were excluded from the above reconciliation for these periods.

4.    Comprehensive Income

      On July 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income is reported in the consolidated statements of shareholders' equity and includes net income and foreign currency translation adjustments.



                                       9
                                       -

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company has a $45.0 million unsecured committed multi-currency line of credit, which was renewed and increased from $35.0 million during the second quarter of fiscal 1999 for an additional one-year period, expiring on December 31, 1999. Such line is convertible, at the Company's option, to three-year term debt. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $8.3 million at the March 31, 1999 exchange rate). Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt.

      For both of these credit agreements, at March 31, 1999, the Company had borrowed approximately $18.5 million and has approximately $34.8 million available. Of the $18.5 million outstanding as of March 31, 1999, $13.0 million represents line of credit borrowings and $5.5 million represents term debt. As of March 31, 1999, the Company's DM-denominated borrowings under these credit facilities amounted to DM 10.0 million (approximately $5.5 million at the March 31, 1999 exchange rate).

      As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

      Net cash provided by operating activities for the nine months ended March 31, 1999 was $29.8 million. The Company used $11.8 million in investing activities, primarily for internally developed software and the purchase of property, plant and equipment. Net financing activities for the first nine months of fiscal 1999 used $12.0 million, primarily for the net repayment of line of credit borrowings.

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

Results of Operations - Third Quarter and Nine Month Comparisons

      The Company recorded diluted net income of $0.45 per common share in the third quarter of fiscal 1999, compared with diluted net income of $0.35 per common share in the third quarter of fiscal 1998. Net income for the nine months ended March 31, 1999, on a diluted basis, was $1.03 per share compared with $0.81 per common share for the first nine months of fiscal 1998. For the quarter, the increased net income was primarily due to higher sales volumes and gross margins, partially offset by higher operating expenses as a percentage of sales. The year-to-date increase in net income was primarily due to higher sales volumes along with lower operating expenses as a percentage of sales and higher gross margins. Fiscal 1998's year-to-date results include an after-tax charge of $0.4 million, or $0.03 per share, relating to an accounting charge associated with a change in the treatment of capitalized business process re-engineering costs.



                                       10
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

Results of Operations - Third Quarter and Nine Month Comparisons, Continued

      Revenue of $85.1 million for the third quarter of fiscal 1999 increased $14.0 million, or 19.8%, compared to the same period last year. For the first nine months of fiscal 1999, revenue increased $35.4 million to $232.4 million, or 18.0%, over the same period in fiscal 1998. A comparison of the sales mix for fiscal years 1999 and 1998 is as follows:

                               Three Months Ended             Nine Months Ended
                                    March 31,                     March 31,
                                1999        1998              1999        1998
                                ----        ----              ----        ----

        Hardware                44.3%       44.6%             43.7%       43.9%
        Software                20.3%       20.9%             19.8%       20.1%
        Service                 35.4%       34.5%             36.5%       36.0%
                               ------      ------            ------      ------
                               100.0%      100.0%            100.0%      100.0%
                               ======      ======            ======      ======

      For the third quarter and year-to-date, both hardware and software sales continued to increase in absolute dollars over the prior year, but declined as a percentage of sales, primarily due to the continued growth of the Company's service business. Service sales increased in absolute dollars and as a percentage of total sales for the third quarter and nine months year-to-date in comparison to the prior year primarily due to increased installation and support revenues.

      Combined hardware and software revenues for the third quarter of fiscal 1999 increased $8.4 million, or 18.1%, while service revenues increased $5.6 million, or 22.9%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $21.4 million, or 16.9%, while service revenues increased $14.0 million, or 19.8%, over the same period a year earlier.

      Cost of sales, as a percentage of revenue, decreased to 49.2% for the third quarter of fiscal 1999 from 52.5% for the third quarter of fiscal 1998. For the first nine months of fiscal 1999 and 1998, cost of sales, as a percentage of revenue, was 50.0% and 50.5% respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 50.1% in the third quarter of fiscal 1999 compared to 53.5% for the same quarter a year earlier and 51.0% compared to 49.6% for the first nine months of fiscal 1999 and 1998, respectively. For the quarter this decrease was the result of improved margins associated with hardware sales, primarily the new lower cost PC Workstation released late in the second quarter of fiscal 1999 and the favorable effect of increased software sales. Year-to-date, hardware and software cost of sales, as a percentage of related revenue, increased as a result of decreased margins associated with hardware sales in the first six months of fiscal 1999, which more than offset the effect of increased software sales.

Service costs, as a percentage of service revenue, decreased to 46.1% in the third quarter of fiscal 1999 compared to 50.7% in the same quarter in fiscal 1998. Service costs, as a percentage of service revenue, decreased to 48.2% in the first nine months of fiscal 1999 compared to 52.0% for the same period in fiscal 1998. The third quarter and year-to-date decrease in comparison to the prior year was due to continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs. During the third quarter of fiscal 1998, the Company entered into a Service Contractor Agreement with Vanstar Corporation ("Vanstar"), a California-based company, which is in the business of providing certain installation, repair and maintenance services for certain MICROS major account and district customers. MICROS and Vanstar continue to work together in



                                       11
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

Results of Operations - Third Quarter and Nine Month Comparisons, Continued

an effort to better coordinate and address customer needs in the deployment of Vanstar services. In those regions where the Vanstar services have not been deployed, MICROS is currently servicing its customer base through its existing network of MICROS dealers and MICROS district offices.

      Selling, general and administrative expenses increased $5.7 million, or 30.9%, in the third quarter of fiscal 1999 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 28.3% in the third quarter of fiscal 1999 compared to 25.9% in the third quarter of fiscal 1998 due primarily to increased personnel costs required to meet current and anticipated sales growth. Additionally, the lower selling, general and administrative expenses incurred in the third quarter of fiscal 1998 resulted from certain one-time expense reductions enacted in that quarter. For the first nine months of fiscal 1999, selling, general and administrative expenses, as a percentage of revenue, were 28.5% compared to 29.3% for the same period a year earlier. The year-to-date decrease is due to sales growth at a rate in excess of these expenses.

      Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, decreased $0.4 million, or 9.5%, in the third quarter of fiscal 1999 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $1.5 million in the third quarter of fiscal 1999 and $3.0 million in the third quarter of fiscal 1998, decreased $1.9 million, or 26.8%, compared to the same period a year earlier. This decrease in absolute dollars for the three-month period is primarily due to decreased expenditures in the Company's hotel business, largely as a result of eliminating high-cost outside software consultants/developers, or replacing such with lower-cost software development employees. For the first nine months of fiscal 1999, research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $0.5 million, or 4.9%, compared to the same period a year earlier. Actual research and development expenditures for the first nine months of fiscal 1999, including capitalized software development costs of $6.0 million in 1999, decreased $0.2 million, or 1.1%, compared to the same period a year earlier.

      Office closure costs relate to follow-on costs incurred in the first quarter of fiscal 1999 associated with the Company's fourth quarter of fiscal 1998 permanent closure of its facility in Munich, Germany. These costs relate to the relocation of former Munich employees to their new places of employment within the Company.

      Income from operations for the third quarter of fiscal 1999 was $13.1 million, or 15.4% of revenue, compared to income of $9.1 million, or 12.8% of revenue, in the same period a year earlier. For the first nine months of fiscal 1999, income from operations was $31.4 million compared to income of $23.3 million a year earlier. The third quarter income from operations increased over the prior year's comparable period due to higher sales and increased gross margins, partially offset by higher operating expenses as a percentage of sales. For the first nine months of fiscal 1999, the Company's higher dollar income from operations is primarily due to higher sales, increased gross margins and lower operating expenses as a percentage of sales.

      Interest expense decreased 7.8% for the third quarter of fiscal 1999 compared to the same period a year ago as the Company repaid some of its debt obligations. Interest expense for the first nine months in fiscal 1999 was $1.8 million compared to $1.2 million, an increase of 47.6%, for the comparable period in fiscal 1998 primarily due to the Company's higher average debt level during the first nine months of fiscal 1999 in comparison to the same period a year ago.



                                       12
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended March 31,1999

Results of Operations - Third Quarter and Nine Month Comparisons, Continued

      The effective tax rate for the third quarter and year-to-date of both fiscal years 1999 and 1998 is 40.0%. The Company has not experienced any significant shift in its mix of earnings that would require a change in its effective tax rate.

Year 2000

      The Company is continuing the process of reviewing its business systems, and is querying its customers, vendors and resellers with respect to Year 2000 compliance issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

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

Year 2000 Compliance Issues with respect to Company Internal Systems

      The Company's Management Information Systems Department assumed all Year 2000 obligations associated with testing, analyzing and implementing the Company's internal information systems. Although these activities were not formally assigned to the MIS department until 1997, the department had nonetheless embraced such as part of its implementation of new enterprise resources planning systems ("ERP") in 1996. This implementation involved replacing all internal information systems with Oracle Applications Release
10.7. As part of this implementation, the Company required certification that all Oracle products were Year 2000 compliant, which such certification has been provided. On March 1, 1999, Micros upgraded the Oracle ERP systems to Release 11.0, Oracle's latest release. This upgrade assured that all critical ERP systems are fully Year 2000 compliant. Internationally, the Company currently intends to adopt Year 2000 compliant Oracle applications at certain central locations. The Company expects to implement appropriate alternative solutions to existing systems by September of 1999 at the non-central international offices, where deemed appropriate or necessary.

Year 2000 Compliance Issues with respect to the Information Systems of Certain Key Company Vendors and Suppliers

      In addition to internal Year 2000 activities and the review and remediation of the Company's internal information systems, the Company is in contact with its key suppliers and vendors to assess their compliance. The Company has received to date certain assurances from these suppliers and vendors that any Year 2000 issues from which they suffer will not materially adversely affect MICROS. The Company continues to elicit information where a vendor fails to provide responses, or fails to provide complete responses. There can, however, be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their



                                       13
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

Results of Operations - Third Quarter and Nine Month Comparisons, Continued

systems in a timely manner and in a way that is compatible with the Company's systems, or fail to disclose problems in their applications or support systems. The Company believes that its current and future actions with suppliers will minimize these risks.

Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

      Finally, the Company is currently in the process of completing the testing of its existing product offerings. The testing includes an analysis of both standard products, currently offered, and all custom products that have been offered or developed since 1995, which the Company currently supports. The testing is not performed with respect to any legacy products that the Company does not currently sell or support. In the event that the testing determines that a product may not be Year 2000 compliant, the Company has or will develop either a fix, or a migration path to a product that is Year 2000 compliant. As part of the testing effort, MICROS engaged Oracle Corporation ("Oracle") to examine and test certain proprietary time-sensitive software modules. Oracle has completed its examination, having determined that, while there were several immaterial non-compliant items, the code examined was Year 2000 compliant. MICROS has or is in the process of addressing and correcting the issues identified by Oracle. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material. The Company maintains a site on its web page which details the products that the Company will test or has tested, and the Year 2000 compliance status thereof. The site is updated approximately every four weeks. The last update was on May 5, 1999.

Year 2000 Compliance Costs

      To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. However, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business or incurring significant expense. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $0.9 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new internal management information systems, which addressed not only the Year 2000 issues, but also a large variety of other required and desired informational and processing needs, are approximately $6.4 million.

      The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the third and fourth quarters of fiscal 1999. Targets for third quarter have been satisfied, which uncovered certain non-compliant items, all of which have now been repaired, or resources have been identified to repair by the end of June 1999. The status of all of these efforts has been provided on the Company's Year 2000 Internet web page. In the event that the Company determines that it may fail to achieve future milestones, additional internal resources will be focused on completing these projects or developing contingency plans.



                                       14
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

Results of Operations - Third Quarter and Nine Month Comparisons, Continued

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

Contingency Plans

      The Company is currently developing a contingency plan for its products. This plan includes having had Oracle test and verify certain products, and increasing current staffing levels in customer service functions for the three month period commencing December 1, 1999. While the Company believes that its current product set will not have any material Year 2000 issues, the Company anticipates increased call volume during this period. With respect to internal information systems, MICROS does not intend to develop a full contingency plan. Given the complexity of the Company's Oracle enterprise resource planning system, it is neither practical nor cost effective to develop a back-up contingency approach. For this reason, and as noted above, MICROS has thoroughly tested and certified the current internal systems so as to reduce the risk that all problems have been addressed prior to January 1, 2000. Additionally, in order to test further the internal systems, MICROS plans on conducting a "dry run" test in August of 1999 whereby the dates contained in the enterprise resource planning system are scrolled forward to January 1, 2000. However, Year 2000 issues in the Company's enterprise resource planning system, if gone undetected or uncorrected, could have a material adverse impact on the Company's results of operations or financial condition.

Euro Conversion

      On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of March 31, 1999, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.



                                       15
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

Results of Operations - Third Quarter and Nine Month Comparisons, Continued

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



                                       16
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

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



                                       17
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                      For the Quarter Ended March 31, 1999

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

Item 5.    Other Information

      In anticipation of its move to new corporate headquarters in the Spring of 2000, MICROS has altered its real estate portfolio in two respects. First, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings located at 12050 Baltimore Avenue, Beltsville, Maryland. As part of a comprehensive agreement, MICROS agreed to waive certain purchase rights of the facility embodied in the original capital lease, including the right to purchase the facility in 2009 for $10.00. MICROS also entered into a standard operating lease with the owner of the facility pursuant to which MICROS agreed to continue to rent portions of the facility until March 31, 2000. In consideration of MICROS' entering into the agreements, MICROS received a one-time cash payment from the owner of the facility. As of February 1999, the Company's carrying values of the combined land and building along with the capital lease obligation were $3.5 million and $3.2 million, respectively. During the third quarter of fiscal 1999, the Company removed these items from its balance sheet at a small gain, which will be recognized over a 14 month period beginning February 1999, after consideration of proceeds and transaction costs.

      Second, MICROS has entered into a Real Estate Purchase Agreement pursuant to which MICROS will sell one of the corporate headquarters buildings located at 12000 Baltimore Avenue, Beltsville, Maryland. It is currently anticipated that this sale will be consummated in June of 1999, after which MICROS shall lease the space for a term of seven months, renewable on a month to month basis. As of March 31, 1999, the Company's carrying values of the combined land and building along with the long term debt collateralized by that property was $2.3 million and $0.9 million, respectively. During the fourth quarter of fiscal 1999, upon consummation of the transaction, the Company will remove these items from its balance sheet at a small gain, after consideration of proceeds and transaction costs.



                                       18
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                      For the Quarter Ended March 31, 1999

                     Part II - Other Information, continued

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit 11 - Computation of Earnings Per Share

                 Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K - None



                                       19
                                       --

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                      For the Quarter Ended March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MICROS SYSTEMS, INC.
                                         --------------------------
                                               (Registrant)

May 17, 1999                             /s/ Gary C. Kaufman
------------------------                     ---------------
                                         Gary C. Kaufman
                                         Senior Vice President, Finance and
                                         Administration/Chief Financial Officer


May 17, 1999                             /s/ Roberta J. Watson
------------------------                     -----------------
                                         Roberta J. Watson
                                         Vice President and Controller



                                       20
                                       --

                                  EXHIBIT INDEX

                                                           Sequentially
Exhibit                                                    Numbered Page
-------                                                    -------------

11.            Computation of Earnings Per Share                 22

27.            Financial Data Schedule                          N/A






                                       21
                                       --