Form 10-K
period 1999-06-30
MICROS SYSTEMS INC
filed 1999-09-28
CIK 320345

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the Transition Period From____________to__________ Commission File Number 0-9993

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

     At the close of business on August 31, 1999, there were issued and outstanding 16,280,645, shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $549,471,769.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders, currently scheduled to be held on November 19, 1999, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.) MICROS is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality industry. The information solutions consist of application specific software and hardware systems, supplemented by services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, transportation foodservice, and cruise ships.

     MICROS's enterprise solutions are comprised of two major areas: (1) hotel information systems; and (2) restaurant information systems. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel and restaurant information systems. The hotel information systems consists of software encompassing property management systems ("PMS"), central reservation systems ("CRS"), and customer information systems ("CIS"). The restaurant information systems consist of hardware and software for point-of-sale ("POS") and operational applications.

     The Company's hotel information systems are installed worldwide in leading hotel chains such as Marriott International, Radisson, Hilton International (United Kingdom), Wyndham, Starwood, Ciga (Italy), Forte (United Kingdom), Thistle (United Kingdom), Inter*Continental, Kempinski (Germany), Mandarin Oriental (Hong Kong), Movenpick (Switzerland), Peninsula (Hong Kong), Ramada Europe, Shangri-La International (Hong Kong) and Steigenberger (Germany). Worldwide, there are currently over 7,500 MICROS PMS installations. The MICROS CRS is installed in hotel chains such as Best Western International, Westin, Wyndham, Concorde (France), Equatorial (Malaysia), First (Sweden), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Sokos (Finland), Stocks & Stocks (South Africa), Sun International (South Africa), Thistle and Tourast (Australia). The MICROS CIS has been sold to Concorde, Equatorial, First, Scandic (Sweden), Rydges, Pernas (Singapore), Peninsula, Hilton, Hilton International, Mandarin Oriental, Sun International, Sokos, Tourast, Oberoi and Pan Pacific.

     MICROS's restaurant POS systems are installed worldwide. Major table service restaurant chain customers include T.G.I. Friday's, Cracker Barrel, Metromedia Restaurant Group, Perkins, Don Pablo's, La Madeleine, Host Services, Aramark, Planet Hollywood, Ruby Tuesday's, Hard Rock Cafe, and Whitbread PLC (United Kingdom). Major quick service chain restaurant ("QSR") customers include numerous franchisees of Burger King, Arby's, various franchisees of Tricon Global Restaurants, Inc. (Pizza Hut, KFC International, and Taco Bell), Grandy's, Red Rooster (Australia), Subway, and Wendy's. Most of MICROS's QSR installations are franchisees. MICROS's POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton, Forte, Starwood, Hyatt, Inter*Continental, Mandarin Oriental, Radisson, Delta (Canada), and Ritz-Carlton. Additional significant markets for the Company's POS systems include casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, Mirage Casino, Bellagio and The Venetian, the latter five casinos being located in Las Vegas, Nevada.

PRODUCTS AND SERVICES

Hotel Information Systems

     For the hotel marketplace, MICROS develops, markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems ("PMS"), central reservation systems ("CRS"), customer information systems ("CIS"), Internet based hotel reservations services and support services. The PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management, and interfaces to central reservations and global distribution systems. The CRS software allows hotels to coordinate, process, track and analyze worldwide hotel customer reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The systems run on industry standard Intel-based personal computers ("PCs"). MICROS also offers an internet based hotel reservation service, called hotelBANK, through a majority owned subsidiary called Fidelio Nordic Sverige A.B., located in Stockholm, Sweden.

     MICROS markets its hotel products under the MICROS-Fidelio brand name. The MICROS-Fidelio Suite operates on the Microsoft DOS operating system and utilizes Novell's networking software. The systems run on an industry standard Intel-based PC. In June 1997, MICROS-Fidelio introduced a version of the MICROS-Fidelio Suite, called Version 7.0, which utilizes the Microsoft Windows 95 graphical user interface and an Oracle database. To date, over 800 sites are installed with Version 7.0. MICROS has over 7,500 installations worldwide in both international hotel chains and independent hotel/resort properties. The Front Office PMS product is closely integrated with MICROS POS systems for table service restaurants, including the option for a guest folio print and check-out from the Company's 8700 HMS order entry terminal in a hotel restaurant. MICROS plans on introducing an additional suite of MICROS-Fidelio PMS products in fiscal 2000. These products are part of its Opera suite of products, all of which will run on an Oracle database and operate on various industry standard operating systems. MICROS also markets modified MICROS-Fidelio PMS products and POS products specifically for the cruise ship industry.

     In the fourth quarter of fiscal 1998, MICROS released the 3500 Front Desk System ("FDS"). The 3500 FDS is a hotel PMS product designed for small to mid-size hotels. The 3500 FDS operates under Microsoft's Windows 95/NT operating system with a Sybase database. It is touchscreen based, and can operate on MICROS's PCWS or industry standard Intel-based PCs. The product is marketed through MICROS's direct and indirect distribution channels. To date, MICROS has over 180 sites installed with the 3500 FDS.

Restaurant Information Systems

     MICROS's restaurant systems include point-of-sale ("POS") application software encompassing transaction control, restaurant operations, accounting data, interfaces to other systems, communications, hardware and support services. Depending on the product installed, the systems run on either proprietary or industry standard Intel-based PCs. During fiscal 1999, MICROS introduced the Restaurant Enterprise Series ("RES") software suite. RES is a software suite of products that encompass point-of-sale transaction control, restaurant operations, data analysis, and communications. The POS software constitutes the front-end application for the 3700, 3400 and 2800 POS systems. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation's headquarters) for data collection and analysis. Additionally, changes such as pricing and menus can be made at a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS's strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.

     The Company's restaurant POS systems for the table service/leisure and entertainment markets are the 8700 Hospitality Management System ("HMS"), the 3700 POS system, and the 2700 and 2800 HMS (a version of the 2700 HMS). For the quick service market, MICROS offers the 2400 Fast Food System and the 3400 Quick Service Advantage System. The Company also offers the MICROS PC Workstation ("PCWS"), an Intel-based microprocessor personal computer, for sale in both hospitality and non-hospitality markets. The PCWS is designed to withstand the rigors of a restaurant environment.

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

     The 3700 POS, released in October 1996, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes either Microsoft's SQL or Sybase's relational databases, and runs on an industry standard Intel-based PCs. It utilizes a touchscreen, Microsoft Windows based graphical user interface. Over 4,500 licenses have been sold since the product was introduced. Its functionality is similar to the MICROS 8700 HMS.

     The 2700 HMS, of which the first version was released in March 1989, is a stand-alone intelligent terminal designed for table service restaurants, both large and small. The 2700 HMS, available in both an entry level and premium configured platform, relies on proprietary terminal architecture and interfaces with Microsoft's DOS/Windows, Intel-based PC back office software systems. The 2700 HMS Touchscreen System, released in September 1991, combines touchscreen technology with the Company's 2700 HMS POS system. It offers an easy-touch electronic keypad with up to 60 entry points that can be customized according to size and characters, dual LCD screens to speed order entry and reduce operator error, PC compatibility, lead-through prompting and reprogramming of the system software and keyboards through remote communications via phone lines. In 1999, a version of the 2700 HMS was released under the name 2800 HMS. The 2800 HMS incorporates the feature set of the 2700 HMS, Version 5.0, but has the ability to utilize the restaurant operations software developed for the 3700 POS.

     For quick service restaurants, MICROS markets the 2400 Fast Food System ("FFS") and the 3400 Quick Service Advantage ("QSA") System. The MICROS 2400 FFS, released in October 1991, features a proprietary, networked intelligent terminal architecture. A remote printer and video screen subsystem accommodate a wide variety of kitchen production and order routing schemes. The system's application software addresses quick service requirements in the areas of order entry, drive-thru operations, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office, PC based software systems. MICROS offers a back office management information systems software package called the 2400 Manager Workstation Plus ("MWS+"). The MWS+ software, released in June 1995, and subsequently modified with additional features, is a PC-based software product which provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels, and permits the integration of point-of-sale functions with in-store back office, regional and home office management information system functions. The 3400 QSA, released in October 1997, has an open system architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes Microsoft's Access database, and runs on an industry standard Intel-based microprocessor PC. Its functionality is similar to the 2400 FFS. MICROS purchased a perpetual license to the source code from a third party in 1999, pursuant to which it maintains full and unrestricted development rights to the product.

     The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company's hotel PMS products.

Services

      MICROS provides a wide range of service products and services to its customers. Products include spare parts, media supplies (ribbons, paper, etc.), active power-line conditioners and uninterruptable power supplies. Services include installation, operator and manager training, on-site hardware maintenance, application software support, credit card software support, systems configuration, network support and consulting. In fiscal 1996, MICROS commenced the implementation of a customer service management system developed by Clarify Inc. The company continues to develop and enhance this system. MICROS uses the Clarify system to provide support of its POS and PMS products and services for the United States, United Kingdom and Germany. The system supports approximately 70% of worldwide sales.

     MICROS provides hardware and software maintenance via a combination of its direct, indirect, and third party service providers, including Inacom Corporation (which merged with Vanstar Corporation in 1999). MICROS operates a help desk seven days a week, 24 hours per day in its Beltsville headquarters facilities. This central support operation receives support calls from customers and addresses them on-line or dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether it be a MICROS subsidiary or distributor. MICROS maintains support centers in Neuss, Germany, Buenos Aires, Argentina and Sydney, Australia. MICROS's corporate customer service, which is located in Beltsville, provides back-up support for its regional centers.

     MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue constituted approximately 35% of MICROS's total revenues in each of fiscal years 1999, 1998 and 1997.

SALES, MARKETING AND DISTRIBUTION

     The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 22 years. The Company, its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company's existing customer base with enhanced products and services.

     The Company's products are sold primarily through two channels: (i) the Direct Sales Channel, comprised of the Company's owned sales distribution network consisting of both domestic (9) and foreign sales operations (22), and the MICROS major account program directed to designated regional, national, and international customers; and (ii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 87 U.S. dealers and 67 international distributors.

     Foreign sales, including export sales from the United States, accounted for approximately 51%, 54%, and 51% of the Company's total revenue in fiscal 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

     The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as its competitors, have increasingly offered a wider range of features and capabilities.

     The Company conducts its core POS product software and hardware development at its corporate headquarters in Beltsville, Maryland. To facilitate rapid responses for various regional application needs outside the United States, MICROS conducts software development in its Neuss, Germany and Kuala Lumpur, Malaysia support offices. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire rights to such products and designs.

     In fiscal 1998, MICROS started using the hardware design services of SCI Systems, Inc. ("SCI"). This outsourcing allowed the Company to reduce its internal staff of designers while increasing its capacity to design new hardware platforms. MICROS still retains an in-house design capability. See also Manufacturing in Part I of this Form 10-K.

     MICROS-Fidelio hotel PMS, CRS, and CIS development is primarily conducted in Naples, Florida. This office has a staff of over one hundred people. The office became the primary development center upon the closure of MICROS's Munich office. The Company moved most of the development to Naples while the remaining resources were relocated to MICROS's Neuss, Germany office. In addition to the Neuss office, additional software development is conducted in Stockholm, Sweden and Tel Aviv, Israel. The multi-location development base allows MICROS flexibility in conducting software development on a cost-effective basis maximizing utilization of existing personnel. MICROS maintains close relationships with major software operating and database companies such as Oracle, Novell, Sybase, and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS's international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, amounted to $14.4 million, $14.0 million and $11.2 million for fiscal years 1999, 1998 and 1997, respectively. Actual research and development expenditures, including capitalized software development costs of $7.9 million, $9.1 million and $4.3 million for fiscal years 1999, 1998 and 1997, respectively, amounted to $22.3 million, $23.1 million and $15.5 million for fiscal years 1999, 1998 and 1997, respectively.

COMPETITION

     The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

     The markets in which the Company competes are highly competitive. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to the Company's and over 100 PMS competitors. Competitors in the POS marketplace include full service providers such as Eltrax (Squirrel
POS), Panasonic, Positouch, Infogenesis, Ibertech (Aloha POS), Hospitality Solutions International, GEAC, NCR (Compris POS), Radiant Systems, Tridex (Progressive POS), Par Technology and hardware providers such as IBM, NCR, and Javelin, who market their products in conjunction with independent software vendors. There are also numerous smaller companies that license their POS-oriented software with PC-based systems in regional markets.

     Many of the over 100 competitors in the PMS market are small companies with software designed to run on industry standard PCs. There are, however, various major competitors including Eltrax (Lodgistix and Encore PMS), MAI Systems, REZsolutions, GEAC, Springer-Miller, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

     The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as REZsolutions, Springer-Miller, and specialized central reservation providers such as Travel Services International, WizCom International, Pegasus, and JC Penney Telemarketing. The market for central reservation systems is highly competitive.

    MICROS believes that the CIS market has various competitors. Those that offer such a product are generally smaller companies targeting specialized segments of the market. However, most of the systems in place today are customized solutions developed by specific chains for their own use. These customized systems are thus not marketed to other hotel chains. The CIS market is relatively new, and thus the future growth and direction of such is uncertain.

MANUFACTURING

     The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. Pursuant to an agreement with SCI Systems, Inc., of Huntsville, Alabama, MICROS contracts to have its POS terminals, PCWS terminals, and certain communication boards manufactured by SCI. The Company entered into this non-exclusive agreement in order to lower its manufacturing costs, expand the availability of POS and PCWS terminals, and to improve product quality.

     The decision to outsource the Company's manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that MICROS could potentially obtain desired products from SCI at a lower cost than the Company could produce. SCI also had sufficient assembly capacity to meet MICROS's forecasted sales demand, and was capable of achieving targeted product quality levels. MICROS retains a limited manufacturing capability of certain products. While MICROS believes that there are entities other than SCI that could provide manufacturing capabilities, any default by SCI or disruption in its manufacturing process could have a short-term material adverse impact on the operations of MICROS.

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

EMPLOYEES

     As of June 30, 1999, the Company had approximately 1,952 full-time employees. Approximately 958, or 49% of these employees are based in the United States, with the majority of this group based in the Company's Beltsville, Maryland headquarters, and the balance of this group employed principally at the Company's regional district offices and its product development facility in Naples, Florida. Approximately 711, or 36% of the Company's employees are employed in Europe/Africa/Middle East. The remaining 283 international employees, or 15% of the total, are employed in the Pacific Rim and elsewhere, in offices including those located in Hong Kong, Singapore, Malaysia and Australia. On an aggregate basis, the Company had approximately 1,623 employees in sales/marketing, customer support services and administration and finance; 250 employees in product development; and 79 employees in operations. The Company is not a party to any collective bargaining agreement and, except as where mandated by law, none of its employees is represented by a labor union. MICROS believes its relations with its employees to be good.

FOREIGN SALES AND FOREIGN MARKET RISK

     The Company recorded foreign sales, including exports from the United States, of approximately $171,585,000 during fiscal 1999 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, and Canada. Comparable sales in fiscal 1998 were $150,023,000 and in fiscal 1997 were approximately $117,115,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company's currency mix with regard to revenues. See Note 14 of Notes to Consolidated Financial Statements for additional geographic data.

     The Company has experienced rapid growth internationally. MICROS's significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 24 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. While the Company has not to date invested in financial instruments designed to protect against currency fluctuations, the Company will continue to evaluate the need to do so in the future.

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

PATENTS

     The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's hardware products is generally known and available to others. With respect to the Company's software products, it relies on nondisclosure agreements, and an array of U.S. and foreign copyright laws for protection. In the U.S. and in most countries, it is believed that both statutory and common law provides the Company with a certain level of protection. Notwithstanding the above, there is a risk that third party entities, including competitors, could attempt to misappropriate the Company's intellectual property. Given this potential risk, the Company has implemented certain procedures to monitor misappropriation of its intellectual property.

FLUCTUATIONS AND CUSTOMERS

     The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Moreover, the Company has experienced increased seasonality of its business, given the continued increase of international sales. In particular, with the European summer holiday, the Company generally anticipates lower sales volume in the first fiscal quarter relative to other quarters. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS's third fiscal quarter, revenue growth in the third quarter over the preceding second quarter may not equal the Company's overall fiscal year-to-year growth rate. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

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

BACKLOG

     The Company generally has a backlog of approximately one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 1999 and 1998, the backlog totaled approximately $44.3 million and $26.7 million respectively.

OTHER

     The Company currently has a $45.0 million multi-currency unsecured committed line of credit with Bank of America expiring on December 31, 1999. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. This line of credit was increased from $35.0 million to $45.0 million pursuant to an amendment entered into on December 15, 1998. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

     During fiscal 1997 MICROS maintained three unsecured committed lines of credit with BFH Bank, Hypobank and Commerzbank. The Company no longer maintains lines of credit with BHF Bank and Hypobank, effective May 31, 1997. It has retained its credit relationship with Commerzbank and during fiscal 1998 amended and increased its credit facility with this bank so that the Company's borrowing limit was increased from DM 7.0 million to DM 15.0 million (approximately $7.9 million at the June 30, 1999 exchange rate) and the Company may borrow in the form of either a line of credit or term debt. Under the Commerzbank credit facility, the Company has a balance of DM 10.0 million (approximately $5.3 million at the June 30, 1999 exchange rate) in the form of balloon debt and has no line of credit borrowings (see Notes 5 and 6 of Notes to Consolidated Financial Statements).

     The Company initially borrowed DM 30.0 million under the Bank of America line of credit in connection with the Company's acquisition of Fidelio Software in November 1995. During fiscal 1997, 1998 and 1999, the Company reduced its Bank of America balance by borrowing on three occasions from Commerzbank. As of June 30, 1999, the Company had discharged in full all amounts borrowed under the Bank of America line of credit. The Company has approximately $47.6 million available under these credit agreements.

     Certain MICROS foreign subsidiaries maintain additional lines of credit, none of which is considered material.

RECENT DEVELOPMENTS

     On September 8, 1999, the Company and Mr. A.L. Giannopoulos, the Company's President and Chief Executive Officer, entered into the third Amendment (the "Amendment") to Employment Agreement (the "Agreement") dated June 1, 1995. The Amendment extends the term of the Agreement for a three-year period, with the Agreement as amended expiring on June 30, 2005. The Amendment also provides for salary and target bonuses for the three-year extension period.

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

     The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS's quarterly operating results and other factors such as announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality industry. In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

     The statements contained herein not based on historic facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

-- MICROS's actions in connection with continued and increasing price and product competition in many product areas, including but not limited to PC Workstations, and the impact on sales margins for those items;

-- Difficulties or delays in the development, production, testing and marketing of products, including a failure to deliver new products and technologies when scheduled, announced or generally anticipated; the failure of customers to accept these products or technologies when planned; any defects in products; MICROS's inability to differentiate its products; and a failure of manufacturing efforts, whether internal or through MICROS's third party manufacturing entities;

-- Implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly);

-- Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large MICROS vendors, including Inacom Corporation and SCI Systems, Inc., resulting in a disruption or discontinuation of the services or products provided to MICROS;

--The technological risks of large customer roll-outs, especially where the contracts involve new technology such as the MICROS-Fidelio integrated hotel information system known as Opera, or third party software; and installation of which the customer requires MICROS to provide;

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

-- Unanticipated impact of Year 2000 issues, particularly the failure of products from major suppliers to function properly in the Year 2000; unanticipated Year 2000 software defects and/or litigation expenses, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products;

-- Unanticipated impact of issues relating to the adoption and implementation of a common currency, the Euro, by the European Economic and Monetary Union; unanticipated litigation expenses relating to the adoption and implementation of the Euro, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products.

ITEM 2.  PROPERTIES

     The Company's executive offices and main administrative and manufacturing facilities are currently located in Beltsville, Maryland. The Company conducts sales, marketing, customer support and product development activities for its POS operations at this location. The MICROS-Fidelio hotel group's headquarters, where the Company conducts a significant portion of the PMS sales, marketing and customer support activities, has been relocated and consolidated from Munich, Germany to Neuss, Germany. Currently, the Company leases approximately 31,000 feet in a Neuss office building pursuant to a lease agreement expiring in May 2003, with an option to renew for an additional five-year term.

     The Beltsville, Maryland campus is comprised of the following four buildings: (i) 12000 Baltimore Avenue, which is approximately 60,000 square feet under lease by the Company pursuant to a lease agreement expiring January 31, 2000, with the right to renew month to month; (ii) 12050 Baltimore Avenue, which is approximately 90,000 square feet, with approximately 72,355 under lease by the Company pursuant to a lease agreement expiring March 31, 2000;
(iii) 6900 Virginia Manor Road, in which 36,700 square feet is leased by the Company pursuant to a lease agreement expiring September 30, 2001; and (iv) 11950 Baltimore Avenue, in which 8,600 square feet is leased by the Company pursuant to a lease agreement expiring March 31, 2000.

     Over the past year, MICROS had amended the above leases in anticipation of its move to a new corporate headquarters in the Spring of 2000. In July 1998, MICROS entered into a construction agreement and a lease agreement (collectively, the "Orix Agreements") with Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation. In accordance with the terms of the Orix Agreements, Orix has commenced construction of a 250,000 square foot building located on a twenty acre parcel in Columbia, Maryland. It is anticipated that construction will be completed in March 2000. Orix will continue to own the facility. The new facility shall serve as the new worldwide corporate headquarters for MICROS, allowing MICROS to exit the facilities in Beltsville, Maryland.

     The Orix Agreements commit MICROS to lease all 250,000 square feet from Orix, for a ten-year period commencing upon completion of the facility. The Orix Agreements also provide MICROS with the right to demand the construction of a new building adjacent to the new corporate headquarters building, thereby providing MICROS with expansion space, if subsequently required.

     The cost per square foot on a fully operational basis of the new facility is approximately 15% greater than the average cost per square foot of the existing Beltsville facilities. Total lease expenditures for Maryland offices will increase, as the aggregate amount of space to which the Company has committed has increased. The amount of required space has increased (and it is anticipated will continue to increase) as a result of the growth the Company has and expects to continue to experience. Moreover, as actual lease liabilities for the new facility are computed on the basis of the actual costs of the construction of the facility, the final cost of the rent may vary from current projections. Finally, MICROS anticipates incurring certain one-time expenses associated with its relocation to the new facility. These one-time relocation expenses may range between $800,000 and $1,300,000.

     To satisfy other sales, service and support, and product development needs, the Company leases space in twelve cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas, and in over twenty cities worldwide, including London, Paris, Kuala Lumpur, Sydney and Hong Kong.

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

     On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed its answer to the complaint in September of 1999. MICROS also filed a counterclaim against Budgetel, alleging breach of contract and defamation. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1999, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

     As of August 31, 1999, there were approximately 394 record holders of the Company's Common Stock, $.025 par value.

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

     On August 31, 1999 the closing price for the stock was $33.75.

                                                         Price Range*
                                                         ------------
                                                         (in dollars)
                                                      ------------------
                                                      High           Low
                                                     ------         -----
   Year Ended June 30, 1999
   7/01/98 - 9/30/98          (First Quarter)         38-7/8         23-15/16
   10/01/98 - 12/31/98        (Second Quarter)        32-7/8         22-1/16
   1/01/99 - 3/31/99          (Third Quarter)         33-5/16        27-5/8
   4/01/99 - 6/30/99          (Fourth Quarter)        35             29-1/2

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

     The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 1999, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements). Future cash dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                                  Fiscal Years Ended June 30,
                                                          1999      1998      1997      1996      1995
                                                          ----      ----      ----      ----      ----
       Statement of Operations Data
          Revenue                                       $335,094  $280,245  $228,169  $178,049  $112,021
          Income from operations                         $48,645   $34,077   $27,836    $4,031   $16,542
          Net income                                     $27,294   $19,641   $16,332    $2,392   $11,577
          Basic net income per common share (1) (2)        $1.69     $1.23     $1.03     $0.15     $0.74
          Diluted net income per common share (1) (2)      $1.60     $1.18     $1.01     $0.15     $0.73
          Cash dividends                                      --        --        --        --        --
       Balance Sheet Data
          Working capital                                $75,301   $45,399   $27,838   $20,695   $37,029
          Total assets                                  $232,130  $204,611  $161,605  $136,836   $89,644
          Long-term debt and capital leases (3)           $6,148    $9,790   $10,135   $15,524    $5,614
          Shareholders' equity                          $119,273   $91,733   $71,727   $56,195   $53,450
          Book value per share                             $7.36     $5.70     $4.49     $3.54     $3.40
       Additional Data
           Weighted average number of common shares
           Outstanding- basic                             16,140    16,027    15,918    15,794    15,670
                      - diluted                           17,034    16,690    16,101    16,012    15,904

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 1999 to Fiscal 1998:

     The Company recorded diluted net income of $1.60 per common share in fiscal 1999, compared with diluted net income of $1.18 per common share in fiscal 1998. The increase in net income is primarily attributable to higher sales volumes generating a higher gross margin in absolute dollars, offset partially by increased cost of sales, operating expenses and other non-operating expenses.

     Revenue of $335.1 million for fiscal 1999 increased $54.8 million, or 19.6%, compared to the same period last year. A comparison of the sales mix for fiscal years 1999 and 1998 is as follows:

                                                            Year Ended  June 30,
                                                            --------------------
               Percent of total revenue                      1999        1998
                                                             -----       ----
               Hardware                                      46.0%       44.7%
               Software                                      18.7%       20.6%
               Service                                       35.3%       34.7%
                                                            ------      ------
                                                            100.0%      100.0%
                                                            ======      ======

     Software sales represented a smaller proportion of total sales in fiscal 1999 in comparison to fiscal 1998, although this category continued to grow in absolute dollars. Hardware sales reflect strong demand for the Company's PC Workstation and computers purchased for re-sale. Service sales increased in comparison to fiscal 1998, primarily due to the additional service work attributable to increased sales volumes along with the maintenance revenues associated with new and existing customers.

     Combined hardware and software revenues for fiscal 1999 increased $33.5 million, or 18.3%, while service revenues increased $21.3 million or 21.9%, over the same period a year earlier.

     The Company's revenues for fiscal 1999 were transacted in approximately twenty-four currencies, while in fiscal years 1998 and 1997, the Company's revenues were transacted in approximately twenty-five and twenty currencies, respectively. The relative mix over the past three years is as follows:

                              Year Ended June 30,
                              -------------------
Revenues by currency (1)      1999    1998    1997
                              ----    ----    ----
United States Dollar           57%     56%     58%
German Mark                    15%     15%     11%
U.K. Pound Sterling             8%      8%      6%
French Franc                    4%      4%      4%
Swedish Krona                   3%      4%      4%
Australian Dollar               2%      2%      3%
Chinese Renminbi                1%      2%      --
Italian Lira                    1%      1%      1%
Finnish Markka                  1%      1%      1%
All Other Currencies (2)        8%      7%     12%
                                --      --     ---
Total                         100%    100%    100%
                              ====    ====    ====

(1)  Calculated using average exchange rates for the year.
(2) Represents approximately 15 currencies in fiscal 1999, approximately 16 currencies in fiscal year 1998 and approximately 12 currencies in fiscal year 1997.

     Cost of sales, as a percentage of revenue, increased to 51.1% from 50.9% for fiscal 1999 compared to fiscal 1998. Cost of sales for hardware and software products, as a percentage of related revenue, was 52.5% in fiscal 1999 compared to 50.2% for the same period a year earlier. The increase in cost of sales was primarily due to decreased margins on hardware sales and a lower proportion of higher margin software sales included in the sales mix.

     Service costs, as a percentage of service revenue, decreased to 48.2% in fiscal 1999 compared to 52.2% in fiscal 1998. The decreased costs in comparison to fiscal 1998 were primarily due to continued expansion of the Company's customer base and the ability to increase service revenues at a rate in excess of service costs.

     Selling, general and administrative expenses increased $12.2 million, or 15.5%, in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 27.1% in fiscal 1999 compared to 28.1% in fiscal 1998 as sales grew at a rate in excess of these expenses. The decrease as a percentage of revenue is primarily due to the Company's continued and successful efforts to reduce the growth in its selling, general and administrative expenses.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.4 million, or 3.2%, in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) decreased to 4.3% in fiscal 1999 compared to 5.0% in fiscal 1998. Actual research and development expenditures, including capitalized software development costs of $7.9 million in fiscal 1999 and $9.1 million in fiscal 1998, decreased $0.7 million, or 3.1%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 6.7% in fiscal 1999 compared to 8.2% in fiscal 1998. The decrease in absolute dollars is primarily due to decreased expenditures for development of the Company's hotel systems products, largely as a result of eliminating high-cost outside software consultants/developers, or replacing such with lower-cost software development employees.

     Office closure costs of $0.4 million in fiscal 1999 and $2.2 million in the fourth quarter of fiscal 1998 relate to charges recorded in connection with the permanent closure of the Company's Munich, Germany facility. The costs in fiscal 1999 relate to the relocation of former Munich employees to their new places of employment within the Company. The costs in fiscal 1998 represented primarily severance benefits for terminated employees along with a provision to accrue for the remaining lease commitment at that location.

     Income from operations for fiscal 1999 was $48.6 million, or 14.5% of revenue, compared to income of $34.1 million in fiscal 1998, or 12.2% of revenue. The Company's higher income from operations is primarily due to higher sales and lower operating expenses as a percentage of sales. Excluding the impact of the Munich office closure, income from operations would have been $49.1 million or 14.6% of revenue in fiscal 1999, compared to $36.3 million or 13.0% of revenue in fiscal 1998.

     Interest income for 1999 increased $0.2 million, or 81.8%, compared to fiscal 1998. The increase is due primarily to the Company's higher average cash balance during the fourth quarter of fiscal 1999. Interest expense increased $0.8 million, or 44.8%, compared to fiscal 1998. The increase in interest expense for the period is primarily due to the Company's increase in its line of credit borrowings for the first nine months of fiscal 1999, which were substantially paid off in the fourth quarter of fiscal 1999.

     The effective tax rate for fiscal 1999 was 40.8% compared to 38.8% for fiscal 1998. The increase is due to a shift in the mix of earnings towards countries with higher tax rates. The effective tax rate for fiscal 2000 is not anticipated to vary significantly from that of fiscal 1999.

     The cumulative effect of a change in accounting principle represents a one-time after-tax charge of $0.4 million, or $0.02 per common share in fiscal 1998. This one-time charge, which was $0.7 million on a pre-tax basis, stems from a charge taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately expensed in the Company's quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS's installation of a new management information system. Prior to this ruling, these costs had been capitalized and were to be amortized over the useful life of the system.

Year 2000

     The Company has substantially completed the process of reviewing its business systems, and querying its customers, vendors and resellers with respect to Year 2000 compliance issues. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

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

Year 2000 Compliance Issues with respect to Company Internal Systems

     The Company's Management Information Systems Department assumed all Year 2000 obligations associated with testing, analyzing and implementing the Company's internal information systems. Although these activities were not formally assigned to the MIS department until 1997, the department had nonetheless embraced such as part of its implementation of new enterprise resources planning systems ("ERP") in 1996. This implementation involved replacing all internal information systems with Oracle Applications Release
10.7. As part of this implementation, the Company required certification that all Oracle products were Year 2000 compliant, which such certification has been provided. On March 1, 1999, Micros upgraded the Oracle ERP systems to Release 11.0, Oracle's latest release. This upgrade assured that all critical ERP systems are fully Year 2000 compliant. Moreover, the Company has completed testing of all of the key components of the hardware operating the ERP. The tests did not uncover any Year 2000 related issues. Internationally, the Company is in the process of implementing Year 2000 compliant

Oracle applications at certain central locations

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

Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

     Finally, the Company has completed the testing of its existing standard product offerings. The testing entailed performing an analysis of standard products using testing protocols developed internally. While testing was not performed on each of the individual customized products (defined as special products developed for individual customers, as opposed to "off the shelf" products offered as standard products) distributed, testing was performed on defined classes of customized products. The testing was not performed with respect to any legacy products that the Company does not currently sell or support. Where testing determined that a product had Year 2000 related issues, the Company developed a fix, or provided the customer with a migration path to a product that is Year 2000 compliant. As part of the testing effort, MICROS engaged Oracle Corporation ("Oracle") to examine and test certain proprietary time-sensitive software modules. Oracle has completed its examination, having determined that, while there were several immaterial non-compliant items, the code examined was Year 2000 compliant. MICROS has evaluated and, if appropriate, addressed the issues identified by Oracle. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material. The Company maintains a site on its web page, which details the products that the Company will test or has tested, and the Year 2000 compliance status thereof. The site is updated approximately every four weeks. The last update was on September 23, 1999.

Year 2000 Compliance Costs

     To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. However, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business or incurring significant expense. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $1.3 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new Year 2000 compliant internal management information systems, which address a large variety of informational and processing needs, are approximately $7.0 million.

     The Company believes it has diligently addressed the Year 2000 issues and that it has satisfactorily resolved any significant Year 2000 problems. The status of all of these efforts has been provided on the Company's Year 2000 Internet web page, which is updated monthly. In the remaining months of 1999, the Company will continue to pursue the following three efforts: (i) testing and, if necessary, correcting certain customized products that have been offered; (ii) responding to any new issues that may be identified, whether those in the Company's products, or in third party products on which the operation of the Company's products are dependent; and (iii) finalizing the customer support plans worldwide for the anticipated increase in calls and questions during the three month period commencing December 1, 1999.

Contingency Plans

     The Company is currently developing a contingency plan for its products. This plan includes having had Oracle test and verify certain products, and increasing current staffing levels in customer service functions for the three month period commencing December 1, 1999. While the Company believes that its current product set will not have any material Year 2000 issues, the Company anticipates increased call volume during this period. With respect to internal information systems, MICROS does not intend to develop a full contingency plan involving implementation of an actual back-up enterprise resource planning system. Given the complexity of the Company's Oracle enterprise resource planning system, it is neither practical nor cost effective to develop such a back-up contingency approach. For this reason, and as noted above, MICROS has thoroughly tested and certified the current internal systems so as to reduce the risk that problems have not been identified and addressed prior to January 1, 2000. Additionally, in order to test further the internal systems, MICROS scheduled and now has completed a "dry run" test in August of 1999, during which the dates contained in the enterprise resource planning system were scrolled forward to January 1, 2000. These tests did not uncover any Year 2000 related issues, and the systems performed without any failures or inaccuracies. However, Year 2000 issues in the Company's enterprise resource planning system, if gone undetected or uncorrected, could have a material adverse impact on the Company's results of operations or financial condition.

Euro Conversion

     On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of June 30, 1999, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

     MICROS is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Moreover, there is still some uncertainty with respect to the interpretation of certain Euro regulations, and the impact of the regulations on the Company's Euro implementation. Any costs associated with the adoption of the Euro will be expensed as incurred. The Company currently does not expect these costs to be material to its results of operations, financial condition or liquidity.

Comparison of Fiscal 1998 to Fiscal 1997:

     The Company recorded diluted net income of $1.18 per common share in fiscal 1998, compared with diluted net income of $1.01 per common share in fiscal 1997. The increase in net income was primarily attributable to higher sales volumes generating a higher gross margin in absolute dollars, offset partially by increased cost of sales, operating expenses and other non-operating and other expenses.

     Revenue of $280.2 million for fiscal 1998 increased $52.1 million, or 22.8%, compared to the same period last year. A comparison of the sales mix for fiscal years 1998 and 1997 is as follows:

                                                          Year Ended  June 30,
                                                          -------------------
                                                           1998        1997
                                                           ----        ----
            Hardware                                       44.7%       45.1%
            Software                                       20.6%       20.1%
            Service                                        34.7%       34.8%
                                                          ------      ------
                                                          100.0%      100.0%
                                                          ======      ======

     While hardware sales represent a smaller proportion of total sales in fiscal 1998 in comparison to fiscal 1997, this category continued to grow in absolute dollars. The dollar increase was primarily attributable to increased sales of the Company's own PCWS ("PC Workstation") and computers purchased for re-sale. The increase in software for the year, relative to total sales, was due to sales arising from the Company's central reservation and customer information system hotel products along with increases experienced in the Company's 3700 and 3400 QSA restaurant POS products. Service sales increased in absolute dollars in comparison to fiscal 1997, and at a rate approximately equal to that of combined hardware and software sales. Service sales have increased primarily due to the additional service work attributable to increased sales volumes along with the maintenance revenues associated with those new customers.

     Combined hardware and software revenues for fiscal 1998 increased $34.2 million, or 23.0%, while service revenues increased $17.8 million or 22.5%, over the same period a year earlier.

     The Company's revenues for fiscal 1998 were transacted in approximately twenty-five currencies, while in fiscal years 1997 and 1996, the Company's revenues were transacted in approximately twenty currencies. The relative mix over the past three years was as follows:

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

Selling, general and administrative expenses increased $9.0 million, or 12.9%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 28.1% in fiscal 1998 compared to 30.5% in fiscal 1997 as sales grew at a rate in excess of these expenses. The decrease as a percentage of revenue was primarily due to the Company's continued and successful efforts to reduce or limit the growth in its selling, general and administrative expenses.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $2.8 million, or 25.0%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 5.0% in fiscal 1998 compared to 4.9% in fiscal 1997. Actual research and development expenditures, including capitalized software development costs of $9.1 million in fiscal 1998 increased $7.6 million, or 48.9%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 8.2% in fiscal 1998 compared to 6.8% in fiscal 1997. The increase in absolute dollars was primarily due to increased expenditures for development of the Company's hotel systems products, mainly those in development at the Company's Naples, Florida office and, to a lesser extent, continued increased spending for the development of the Company's restaurant POS products.

     Office closure costs of $2.2 million relate to the charge recorded during the fourth quarter of fiscal 1998 in connection with the closure of the Company's Munich, Germany headquarters. Those costs represented primarily severance benefits for terminated employees along with a provision to accrue for the remaining lease commitment at this location. The Company anticipated an additional $0.4 million in relocation expenses would be incurred during the first half of fiscal 1999 and recorded as expense when incurred.

     Income from operations for fiscal 1998 was $34.1 million, or 12.2% of revenue, compared to income of $27.8 million in fiscal 1997. The Company's higher income from operations was primarily due to higher sales. Excluding the impact of the Munich office closure, income from operations would have been $36.3 million or 13.0% of revenue, compared to 12.2% in fiscal 1997.

     Interest income for 1998 decreased $0.2 million or 36.7%, compared to fiscal 1997. The decrease was due to the use of cash needed for working capital along with a reduction in the Company's average cash balance during fiscal 1998 compared to fiscal 1997. Interest expense increased $0.3 million or 21.7%, compared to fiscal 1997. The increase in interest expense for the period was primarily due to the Company's increase in its line of credit borrowings.

     The effective tax rate for fiscal 1998 was 38.8% compared to 38.4% for fiscal 1997. The effective tax rate for fiscal 1999 may be higher than 38.8% due to a shift in the mix of earnings towards countries with higher tax rates and pending the uncertain extension of the domestic research and development tax credit into fiscal 1999.

     The cumulative effect of a change in accounting principle represents a one-time after-tax charge of $0.4 million, or $.02 per common share. This one-time charge, which was $0.7 million on a pre-tax basis, stems from a charge taken in the second quarter of fiscal 1998 in conjunction with a ruling issued by the Financial Accounting Standards Board Emerging Issues Task Force, EITF Issue No. 97-13. This ruling required all previously capitalized business process re-engineering costs incurred in conjunction with a technology transformation project to be immediately expensed in the Company's quarter ending December 31, 1997. Additionally, all such future costs are to be expensed as incurred. The charge represents the business process re-engineering costs capitalized through December 31, 1997 relating to MICROS's installation of a new management information system. Prior to that ruling, those costs had been capitalized and were to be amortized over the useful life of the system.

Liquidity and Capital Resources

     The Company has a $45.0 million multi-currency unsecured committed line of credit with Bank of America, expiring on December 31, 1999. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. This line of credit was increased from $35.0 million to $45.0 million pursuant to an amendment entered into on December 15, 1998. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of June 30, 1999, there are no borrowings on this line of credit.

     In addition, the Company has a credit relationship with Commerzbank and during fiscal 1998 amended and increased its credit facility with this bank so that the Company's borrowing limit was increased from DM 7.0 million to DM 15.0 million (approximately $7.9 million at the June 30, 1999 exchange rate) and the Company may borrow in the form of either a line of credit or term debt. Under the Commerzbank credit facility, the Company has a balance of DM 10.0 million (approximately $5.3 million at the June 30, 1999 exchange rate) in the form of balloon debt and has no line of credit borrowings. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. The Company does not currently engage in any foreign exchange hedging.

     Net cash provided by operating activities for fiscal 1999 was $47.6 million versus $5.7 million for fiscal 1998. The Company used $13.5 million for investing activities in fiscal 1999, including $15.0 million for the purchase of property, plant, and equipment, internally developed software as well as software purchased from a third party and $1.7 million for business acquisitions, offset by the proceeds from the sale of two of the Company's buildings for $3.3 million. Net financing activities for fiscal 1999 used $24.8 million, primarily stemming from $33.9 million in repayments on the lines of credit, long term debt and capital lease obligation, offset by $6.9 million in borrowings on the line of credit and long term debt during fiscal 1999. Proceeds from the issuance of stock under the Company's stock option plan provided $1.8 million for fiscal 1999 and $1.6 million for fiscal 1998. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $0.4 million in both fiscal 1999 and 1998.

     As a result of all of the above, the cash position of the Company at June 30, 1999 was $22.8 million. All cash is being held for the operation and expansion of the business.

     The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2000 will increase approximately $4.0 million over fiscal 1999 expenditures primarily for the purchase of furniture and fixtures for its new headquarters building.

     Financial indicators of the Company's liquidity and capital resources as of June 30, 1999 and 1998 were:

      In thousands, except ratios                          1999            1998
--------------------------------------                     ----            ----
Cash and cash equivalents                               $22,806         $13,592
                                                        =======         =======
Available credit facilities                             $52,900         $43,300
Outstanding credit facilities                             5,300          31,000
                                                          -----          ------
Unused credit facilities                                $47,600         $12,300
                                                        =======         =======
Working capital                                         $75,301         $45,399
                                                        =======         =======
Long-term debt and capital lease obligations:
     Current                                               $455          $2,250
     Non-current                                          5,693           7,540
                                                          -----           -----
          Total                                          $6,148          $9,790
                                                         ======          ======
Shareholders' equity                                   $119,273         $91,733
                                                       ========         =======
Current ratio                                              1.77            1.46
                                                           ====            ====

Inflation

     The Company has not experienced any significant impact as a result of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II,
Item 7. Additionally, MICROS's unsecured committed line of credit with Bank of America bears interest at a floating rate. MICROS does not invest in financial instruments designed to protect against interest rate fluctuations, although will continue to evaluate the need to do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14(a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                                 Position
-------------------              ----------------------------------
Louis M. Brown, Jr.              Director and Chairman of the Board

Daniel Cohen                     Director

A. L. Giannopoulos               Director, President and Chief Executive Officer

Bernard Jammet                   Executive Vice President, Product Development

F. Suzanne Jenniches             Director

Carroll H. Johnson               Executive Vice President, Operating Units Group

Gary C. Kaufman                  Executive Vice President, Finance and
                                 Administration and Chief Financial Officer

Ronald J. Kolson                 Executive Vice President, Procurement &
                                 Logistics

Thomas L. Patz                   Sr. Vice President and General Counsel

John G. Puente                   Director

Dwight S. Taylor                 Director

Roberta J. Watson                Vice President and Controller

Directors of the Registrant are elected for a term of one year.

--------------------------------------

     Directors and Executive Officers of the Registrant during fiscal 1999:

     Louis M. Brown, Jr., 56, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. He also serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Mr. Brown serves as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of The Johns Hopkins University (B.E.S.-E.E.).

     Daniel Cohen, 44, has been a Director of the Company since November 1992. Mr. Cohen currently serves as President of Bartech Systems International, Inc., a Delaware corporation. Until June 30, 1997, Mr. Cohen was Managing Director of Fidelio-MICROS France, S.A., a subsidiary of MICROS Systems, Inc. and distributor of the Company's products. Formerly, Mr. Cohen was Managing Director and principal shareholder of D.A.C. Systemes/MICROS France, a company he founded in 1986 and which MICROS acquired in 1995. Mr. Cohen is a graduate of the Hotel School of Lausanne, Switzerland, from which he holds a Masters degree in Hotel Administration.

     A. L. Giannopoulos, 59, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2005. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos currently serves as a Trustee of Capitol College and as a director of V-One Corporation, a public company engaged in the software development of virtual private networks. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

     Bernard Jammet, 40, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

     F. Suzanne Jenniches, 51, has been a Director of the Company since October 1996. She is Vice President of Communications Systems for the Electronic Sensors and Systems Sector of Northrop Grumman, which designs and develops advanced communications systems for both government and commercial applications. Ms. Jenniches is past President of the national Society of Women Engineers, has served on the Board of Governors for the American Association of Engineering Societies, and is currently a board member of the State of Maryland's Greater Baltimore Committee Technology Council. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from The Johns Hopkins University.

     Carroll H. Johnson, 53, joined the Company in September 1998 as Director of Strategic Analysis. In January 1999, Mr. Johnson was appointed Senior Vice President, Operating Units Group, and in September, promoted to the position of Executive Vice President, Operating Units Group. Previously, Mr. Johnson was the President and CEO of the Friendship Federal Credit Union. Mr. Johnson was a director from May 1994 through August 1995 and Divisions Controller for Westinghouse Commercial Systems Division. Mr. Johnson is a graduate of the University of Baltimore, with a Bachelor of Science degree in Accounting.

     Gary C. Kaufman, 49, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

     Ronald J. Kolson, 45, joined the Company in April 1984 as Controller. In September 1987 he was promoted to Vice President, Finance and Administration and Chief Financial Officer. In 1994, he was promoted to the position of Executive Vice President and Chief Operating Officer. Mr. Kolson currently serves as Executive Vice President, Procurement and Logistics. Mr. Kolson is a graduate of The Pennsylvania State University with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

     Thomas L. Patz, 39, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to his present position of Sr. Vice President and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University with a Bachelor of Arts degree in English, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

     John G. Puente, 69, has been a Director since May 1996. He is the Chairman of E-Cargo (Internet Cargo Services, Inc.), a company that coordinates product shipments over the Internet. Until August 1999, Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products, at which time it was acquired by Texas Instruments. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company which provides satellite services and facilities. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company which merged to form Telecom USA and was later acquired by

MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

     Dwight S. Taylor, 54, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC ("CDS"), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE:OFC). Mr. Taylor has been employed by CDS (or Constellation Real Estate, Inc., an entity with which CDS merged in
1998) in various capacities for the last 15 years. Mr. Taylor is also a member of the Board of Directors of the Associated Black Charities, of which he was formerly its Chairman, and the National Association of Industrial and Office Properties. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Science degree in Economics.

     Roberta J. Watson, 38, joined the Company in November 1987 as Manager of Accounting. In March 1990, she was promoted to the position of Controller, and in November 1994, she was promoted to Vice President and Controller. Ms. Watson holds a Bachelor of Science degree in Accounting from the State University of New York and is a Certified Public Accountant.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 1998, Daniel Cohen was compensated $97,000 in consideration for his provision of consulting services to the Company. Mr. Cohen's consultant agreement with the Company terminated on June 30, 1998. Additionally, pursuant to the terms of the Purchase Agreement dated August 25, 1995 under which the Company purchased from Mr. Cohen and his family the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") the Company did not already own, the Company owes as of the end of each fiscal year $408,000 and $466,000 for fiscal 1999 and 1998, respectively. The payments are made during the first fiscal quarter of the following year per the agreement.

     During fiscal 1999 and 1998, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $241,000 and $230,000, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2000, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee commencing at $150,000 plus a target bonus of $70,000, with annual adjustments.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                             No.
                                                                            ----
(a)  The following documents are filed as a part of this report:

 1.  Financial Statements:
     Report of Independent Accountants                                       29
     Consolidated balance sheets as of June 30,
        1999 and 1998                                                        30
     Consolidated statements of operations for
        the years ended June 30, 1999, 1998 and 1997                         31
     Consolidated statements of shareholders' equity
        for the years ended June 30, 1999, 1998 and 1997                     32
     Consolidated statements of cash flows for the years
        ended June 30, 1999, 1998 and 1997                                   33
     Notes to consolidated financial statements                              35

 2.  Financial Statement Schedules:
        Schedule II, Valuation and qualifying accounts                       53
        and reserves
        All other schedules are omitted because they are not applicable, or not required, or the required information is included in the financial statements or notes thereto.

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

     3(i)(b). Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

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

     10b5. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

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

     10g. Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos.

     10h. Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

     10i. First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

     10j. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

     10k. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

     10l. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

     10m. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Ronald J. Kolson is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

     10n. Consulting Agreement dated July 1, 1997 between MICROS Systems, Inc. and Daniel Cohen is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

     11.         Statement Regarding Computation of Earnings Per Share.

     21.         Subsidiaries of the Company.

     23.         Consent of Independent Accountants.

     27.         Financial Data Schedule.

(b)  Reports on form 8-K:

     No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1999.

     The annual report will be mailed to shareholders prior to the annual meeting scheduled for November 19, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Baltimore, Maryland
August 25, 1999

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          as of June 30, 1999 and 1998
                     (in thousands, except per share data)

                                                              1999         1998
                                                             ------       ------
ASSETS
Current assets:
     Cash and cash equivalents                               $22,806     $13,592
     Accounts receivable, net of allowance for doubtful
         accounts of $3,618 in 1999 and  $2,298 in 1998      101,019      85,436
     Inventories                                              32,605      32,232
     Deferred income taxes                                     5,637       4,715
     Prepaid expenses and other current assets                11,040       7,136
                                                              ------       -----
          Total current assets                               173,107     143,111

Property, plant and equipment, net                            15,687      21,764
Deferred income taxes, non-current                             4,186       4,644
Goodwill and intangible assets, net of accumulated
          amortization of $12,277 in 1999 and
          $8,883 in 1998                                      16,255      17,597
Purchased and internally developed software costs, net
          of accumulated amortization of $8,805 in
          1999 and $6,654 in 1998                             22,607      16,964
Other assets                                                     288         531
                                                                 ---         ---
Total assets                                                $232,130    $204,611
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                         $8     $26,830
     Current portion of long-term debt                           357       1,970
     Current portion of capital lease obligations                 98         280
     Accounts payable                                         28,041      18,968
     Accrued expenses and other current liabilities           38,195      29,350
     Income taxes payable                                     14,113       9,158
     Deferred income taxes                                       754          44
     Deferred service revenue                                 16,240      11,112
                                                              ------      ------
          Total current liabilities                           97,806      97,712

Long-term debt, net of current portion                         5,368       4,074
Capital lease obligations, net of current portion                325       3,466
Deferred income taxes, non-current                             8,098       6,682
Minority interests                                             1,260         944
                                                               -----         ---
          Total liabilities                                  112,857     112,878
                                                             -------     -------

Commitments and contingencies
Shareholders' equity:
     Common stock, $.025 par; authorized 50,000 shares
       in 1999 and 30,000 shares in 1998; issued and
       outstanding 16,207 shares in 1999 and 16,101
       shares in 1998                                            405         403
     Capital in excess of par                                 22,298      20,097
     Retained earnings                                       102,860      75,566
     Accumulated other comprehensive income                  (6,290)     (4,333)
                                                             -------     -------
          Total shareholders' equity                         119,273      91,733
                                                             -------      ------
Total liabilities and shareholders' equity                  $232,130    $204,611
                                                            ========    ========

     The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                   1999        1998       1997
                                                  ------      ------     ------
Revenue:
     Hardware and software                       $216,569    $183,045   $148,801
     Service                                      118,525      97,200     79,368
                                                  -------      ------     ------
          Total revenue                           335,094     280,245    228,169
                                                  -------     -------    -------
Costs and expenses:
     Cost of sales

          Hardware and software                   113,761      91,863     72,070
          Service                                  57,158      50,745     39,921
                                                   ------      ------     ------
              Total cost of sales                 170,919     142,608    111,991

     Selling, general and administrative
       expenses                                    90,845      78,640     69,685
     Research and development expenses             14,406      13,966     11,170
     Office closure costs                             427       2,245         --
     Depreciation and amortization                  9,852       8,709      7,487
                                                    -----       -----      -----
          Total costs and expenses                286,449     246,168    200,333
                                                  -------     -------    -------

Income from operations                             48,645      34,077     27,836

Non-operating income (expense):
    Interest income                                   531         292        461
    Interest expense                              (2,545)     (1,758)    (1,445)
    Other income, net                                 690         604        774
                                                      ---         ---        ---

Income before taxes, minority interests,
     equity in net earnings of
     affiliates and cumulative effect of
     accounting change                             47,321      33,215     27,626

Income tax expense                                 19,307      12,894     10,616
                                                   ------      ------     ------
Income before minority interests, equity in net    28,014      20,321     17,010
     earnings of affiliates and cumulative
     effect of accounting change

Minority interests and equity in net earnings
     of affiliates                                  (720)       (268)      (678)
                                                    -----       -----      -----
Net income before cumulative effect of
     accounting change                             27,294      20,053     16,332
Cumulative effect of change in accounting
   principle, net of tax benefit of $274               --       (412)         --
                                                     ----       -----       ----
Net income                                        $27,294     $19,641    $16,332
                                                  =======     =======    =======

Basic net income per common share:
   Income before cumulative effect of
   accounting change                                $1.69      $ 1.25     $ 1.03
   Cumulative effect of change in accounting
     principle                                         --      (0.02)         --
                                                     ----      ------       ----
   Basic net income per common share               $ 1.69      $ 1.23     $ 1.03
                                                   ======      ======     ======

Diluted net income per common share:
   Income before cumulative effect of
     accounting change                             $ 1.60      $ 1.20     $ 1.01
   Cumulative effect of change in accounting
     principle                                         --      (0.02)         --
                                                     ----      ------       ----
   Diluted net income per common share             $ 1.60      $ 1.18     $ 1.01
                                                   ======      ======     ======

Weighted-average number of shares outstanding:

   Basic                                           16,140      16,027     15,918
                                                   ======      ======     ======

   Diluted                                         17,034      16,690     16,101
                                                   ======      ======     ======

         The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1999, 1998 and 1997
                                 (in thousands)


                                                                                      Accumulated
                                         Common Stock        Capital                      Other
                                       ------------------   in Excess    Retained     Comprehensive
                                        Shares    Amount     of Par      Earnings        Income         Total
                                       --------  --------  -----------  ----------  ----------------   -------
Balance, June 30, 1996                   7,944      $199      $16,253      $39,794           $(51)      $56,195

Stock issued upon exercise of options       48         1          760           --              --          761
Non-refundable stock option deposit         --        --          583           --              --          583
Income tax benefit from stock options
  exercised                                 --        --          146           --              --          146
Capital contribution from
  Westinghouse                              --        --          361           --              --          361
Comprehensive income
  Net income for the year                   --        --           --       16,332              --           --
  Foreign currency translation
    adjustments                             --        --           --           --         (2,651)           --
Total comprehensive income                  --        --           --           --              --       13,681
                                           ---       ---          ---          ---             ---       ------
Balance, June 30, 1997                   7,992       200       18,103       56,126         (2,702)       71,727
Stock issued upon exercise of options       70         2        1,558           --              --        1,560
Two-for-one stock split effected in
  the form of a stock dividend           8,039       201           --        (201)              --           --
Income tax benefit from stock options
  exercised                                 --        --          436           --              --          436
Comprehensive income
  Net income for the year                   --        --           --       19,641              --           --
  Foreign currency translation
    adjustments                             --        --           --           --         (1,631)           --
Total comprehensive income                  --        --           --           --              --       18,010
                                           ---       ---          ---          ---             ---       ------
Balance, June 30, 1998                  16,101       403       20,097       75,566         (4,333)       91,733
Stock issued upon exercise of options      106         2        1,758           --              --        1,760
Income tax benefit from stock options
  exercised                                 --        --          443           --              --          443
Comprehensive income
  Net income for the year                   --        --           --       27,294              --           --
  Foreign currency translation
    adjustments                             --        --           --           --         (1,957)           --
Total comprehensive income                  --        --           --           --              --       25,337
                                           ---       ---          ---          ---             ---       ------
Balance, June 30, 1999                  16,207      $405      $22,298     $102,860        $(6,290)     $119,273
                                        ======      ====      =======     ========        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1999, 1998 and 1997
                                 (in thousands)


                                                      1999        1998        1997
                                                      ----        ----        ----
Cash flows from operating activities:
     Net income                                      $27,294       $19,641    $16,332
                                                     -------       -------    -------
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                9,852         8,709      7,487
          Amortization of capitalized software         2,150         1,976      1,723
          Provision for losses on accounts
             receivable                                2,577           967      1,279
          Provision for inventory obsolescence         2,870         1,140        621
          Undistributed earnings from equity
             investment and minority interests           720           268        678
          Provision for deferred income taxes          1,662         2,197      1,203
          Gain on sale of assets and investment,
             net                                       (137)         (263)         --
          Cumulative effect of change in
             accounting principle, net                    --           412         --
          Changes in assets and liabilities:
              Increase in accounts receivable       (20,441)      (22,900)    (17,070)
              Increase in inventories                (4,036)       (9,483)     (9,996)
              Increase in prepaid expenses and
                 other assets                        (3,574)       (2,992)     (1,557)
              Increase in accounts payable             9,648         2,312       4,299
              Increase (decrease) in accrued
                 expenses and other current
                 liabilities                           9,646       (1,298)       4,828
              Increase in income taxes payable         4,955         4,054       4,412
              Increase in deferred service revenue     4,407           981       2,168
                                                       -----           ---       -----
              Total adjustments                       20,299      (13,920)          75
                                                      ------      --------          --

          Net cash provided by operating
             activities                               47,593         5,721      16,407
                                                      ------         -----      ------

Cash flows from investing activities:
    Purchases of property, plant and equipment       (6,204)       (9,262)     (8,100)
    Proceeds from dispositions of property, plant
       and equipment                                   3,289            57         160
    Capitalized software development costs           (7,949)       (9,095)     (4,319)
    Purchase of third party software                   (880)            --     (1,250)
    Dividends paid to minority shareholders            (101)         (351)          --
    Proceeds from sale of affiliates                      --           100         600
    Net cash paid for acquisitions, minority
       interests and contingent earn-out payments    (1,675)       (1,806)     (2,407)
                                                     -------       -------     -------
         Net cash used in investing activities      (13,520)      (20,357)    (15,316)
                                                    --------      --------    --------

Cash flows from financing activities:
    Principal payments on line of credit            (30,893)       (5,481)     (1,924)
    Principal payments on long-term debt             (2,854)       (2,744)     (4,761)
    Principal payments on capital lease
        obligations                                    (193)         (205)       (198)
    Proceeds from issuance of stock                    1,760         1,560         760
    Proceeds from non-refundable stock option
        deposit                                           --            --         583
    Proceeds from long-term debt                       2,995         2,790          --
    Proceeds from line of credit                       3,898        21,300          --
    Income tax benefit from stock options
        exercised                                        443           436         146
    Capital contributions from Westinghouse and
        other                                             --            --         361
                                                          --            --         ---
         Net cash (used in) provided by financing
         activities                                 (24,844)        17,656     (5,033)
                                                    --------        ------     -------

The accompanying notes are an integral part of the consolidated financial statements.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                for the years ended June 30, 1999, 1998 and 1997
                                 (in thousands)

                                                            1999     1998     1997
                                                            ----     ----     ----
      Effect of exchange rate changes on cash                (15)    (292)     (425)
                                                             ----    -----     -----
      Net increase(decrease) in cash and cash
         equivalents                                       $9,214   $2,728  $(4,367)
      Cash and cash equivalents at beginning of year       13,592   10,864    15,231
                                                           ------   ------    ------
      Cash and cash equivalents at end of year            $22,806  $13,592   $10,864
                                                          =======  =======   =======

      Supplemental disclosures of cash flow information:

           Cash paid during the year for:
                Interest                                   $2,377   $2,913    $1,329
                                                           ======   ======    ======
                Income taxes                               $9,159   $6,220    $6,410
                                                           ======   ======    ======

Supplemental schedule of noncash financing and investing activities (in thousands):

     In February 1999, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings. In connection with this transaction, the carrying values of the combined land and building of $3.5 million along with the capital lease obligation of $3.2 million were removed from the balance sheet.

     In June 1997, the Company purchased, through its wholly-owned Australian MICROS-Fidelio subsidiary located in Brisbane, certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company (see Note 2 of Notes to Consolidated Financial Statements).

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1.   Description of business and summary of significant accounting policies:

     Description of business

     MICROS is a leading worldwide designer, manufacturer, supplier and servicer of point-of-sale ("POS") systems, property management systems ("PMS"), central reservation systems ("CRS") and customer information systems ("CIS") software for hospitality providers, including table service and quick service restaurants, restaurants located in hotels and other lodging establishments, casinos, sports arenas, theme parks, hotels, motels and resorts. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

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

     Revenue recognition

     Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from licensed software sales is recognized when shipped, with an appropriate deferral for post-contract customer support. This deferral is earned when significant obligations no longer exist. Revenue from the installation of products is recognized as the installation of the product is performed. Service contract revenue is initially recorded as deferred service revenue and is reflected in operating income on a pro rata basis over the contract term.

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

     Advertising costs

     The Company's policy for accounting for advertising is to expense costs as incurred. Advertising expenses for fiscal 1999, 1998 and 1997, were $1,948, $2,474 and $2,070, respectively.

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

     A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:


                                                            1999       1998         1997
                                                          --------  ---------    --------
     Average common shares outstanding                      16,140     16,027      15,918
     Dilutive effect of outstanding stock options              894        663         183
                                                               ---        ---         ---
     Average common shares outstanding assuming dilution    17,034     16,690      16,101
                                                            ======     ======      ======

     All stock options outstanding as of June 30, 1999 were included in the computation of earnings per share assuming dilution since all of the options' exercise prices were below the average market price of the common shares.

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

     In addition, on November 20, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation which increased the Company's authorized shares of Common Stock to 50,000 from 30,000 shares.

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

     Fair value of financial instruments

     The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at June 30, 1999 approximate their respective fair values.

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

     In June 1997, the Financial Accounting Standard Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The Company adopted SFAS No. 131 in fiscal 1999. As a result, the Company will separately report information based on U.S. and International operations. See further discussion in Note 14.

     Reclassifications

     Certain balances have been reclassified to conform to fiscal 1999 presentation.

2.   Acquisitions:

     Retail Business Systems, Inc.

     In September 1998, the Company acquired all of the stock of Retail
     Business Systems, Inc. ("RBS") by exercising its right under a Call Option Agreement entered into on July 24, 1998. The consideration paid for this right of $750 was applied to the purchase price under the purchase agreement. The purchase price for RBS outlined in the purchase agreement, including exclusivity and earn-out payments, could range from $750 to $8,000. As of June 30, 1999, $1,250 has been paid under the purchase agreement. In August 1999, an additional $500 was paid. Goodwill related to this acquisition is $1,084 at June 30, 1999, and is being amortized over five years. The pro forma effects of this acquisition are immaterial and are not presented herein.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

2.   Acquisitions, continued:

     Ausdata

     On June 3, 1997, the Company, through its wholly-owned Australian MICROS-Fidelio subsidiary located in Brisbane, acquired certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company. The purchased assets relate to the distribution of MICROS POS products in Australia. As part of the transaction, MICROS assumed all distribution rights in Australia, and hired approximately 24 Ausdata employees. The purchase price consisted of a base payment in the amount of approximately Australian $4,800 (equal to U.S. $3,600 at exchange rates at the time of the acquisition), of which Australian $1,400 (equal to U.S. $1,100 at exchange rates at the time of the acquisition) was paid at closing and the remainder was paid in fiscal 1998, and an earn-out payment, earnable over three years if certain financial targets are exceeded. Goodwill and other intangible assets as a result of this transaction were Australian $4,800 (U.S. $3,600 at the exchange rate in effect at the date of purchase) which are being amortized over a period of seven and six years, respectively. The Company has consolidated MICROS and Fidelio operations in Sydney and continues to maintain a presence in Melbourne and Brisbane. The pro forma effects of this acquisition are immaterial and are not presented herein.

     Minority Interest

     During the third quarter of fiscal 1999, the Company increased its interest in its Scandinavian MICROS-Fidelio subsidiary group from 75% to 85% at a cost of approximately $198. Negative goodwill approximated $66 and is being amortized over ten years.

3.   Inventories:

     The components of inventories are as follows:

                                       1999         1998
                                       ----         ----
     Raw materials                   $4,784       $5,415
     Work-in-process                  2,053        1,762
     Finished goods                  25,768       25,055
                                     ------       ------
                                    $32,605      $32,232
                                     ======       ======

4.   Property, plant and equipment:

     The components of property, plant and equipment are as follows:

                                                               1999        1998
                                                               ----        ----
          Land                                                    $0      $1,583
          Buildings                                              285       5,069
          Building improvements                                    0         355
          Machinery and equipment                             31,258      26,768
          Furniture and fixtures                               6,188       6,086
          Leasehold improvements                               1,676       1,796
                                                               -----       -----
                                                              39,407      41,657

          Accumulated depreciation and amortization         (23,720)    (19,893)
                                                            --------    --------
               Net property, plant and equipment             $15,687     $21,764
                                                             =======     =======

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

5.   Line of credit:

     The Company has a $45,000 multi-currency unsecured committed line of credit with Bank of America expiring on December 31, 1999. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. This line of credit was increased from $35,000 to $45,000 pursuant to an amendment entered into on December 15, 1998. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the terms of the current loan agreement, the Company may borrow up to $45,000 less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

     During fiscal 1997 MICROS maintained three unsecured committed lines of credit with BHF Bank, Hypobank and Commerzbank. The Company no longer maintains lines of credit with BHF Bank and Hypobank, effective May 31, 1997. It has retained its credit relationship with Commerzbank and during fiscal 1998 amended and increased its credit facility with this bank so that the Company's borrowing limit was increased from DM 7,000 to DM 15,000 (approximately $7,900 at the June 30, 1999 exchange rate) and the Company may borrow in the form of either a line of credit or term debt. Under the Commerzbank credit facility, the Company has a balance of DM 10,000 (approximately $5,300 at the June 30, 1999 exchange rate) in the form of balloon debt and has no line of credit borrowings.

     The Company initially borrowed DM 30,000 under the Bank of America line of credit in connection with the Company's acquisition of Fidelio in November, 1995. During fiscal 1997, 1998 and 1999, the Company reduced its Bank of America balance by borrowing on three occasions from Commerzbank. As of June 30, 1999, the Company had discharged in full all amounts borrowed under the Bank of America line of credit. The Company has approximately $47,600 available under these credit agreements.

     Certain MICROS foreign subsidiaries maintain additional lines of credit, none of which is considered material.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

6.   Long-term debt:

     The components of long-term debt are as follows:

                            June 30, 1999
                           Interest Rates      Maturities       1999      1998
                           --------------      ----------       ----      ----
     Term loan                      5.30%       April 1999    $     --   $ 1,382
     Balloon loan                   5.30%     October 2000       2,644     2,765
     Balloon loan                   4.70%   September 2001       2,644        --
     Variable rate note             4.50%             2006          --       941
     Notes payable             8.25-8.75%        1999-2000         437       956
                                                              --------   -------
                                                                 5,725     6,044
     Less current portion                                          357     1,970
                                                              --------   -------
                                                              $  5,368   $ 4,074
                                                              ========   =======

     On October 1, 1997, the Company amended its credit agreement with Commerzbank and increased its borrowing level from DM 7,000 to DM 15,000 (approximately $7,900 at the June 30, 1999 exchange rate). On March 29, 1996, the Company acquired a DM 10,000 term loan which was fully paid in April 1999.

     On October 1, 1997, the Company acquired a balloon loan in the amount of DM 5,000 (approximately $2,644 at the June 30, 1999 exchange rate) from Commerzbank. Under the loan, payments of interest at a fixed rate of 5.3% are due at the beginning of each quarter, beginning October, 1997, for the next 12 quarters. The full amount of the principal is due October 1, 2000. The Company used the full proceeds to reduce its DM-denominated borrowings under the Bank of America line of credit.

     On September 1, 1998, the Company acquired an additional balloon loan in the amount of DM 5,000 (approximately $2,644 at the June 30, 1999 exchange rate) from Commerzbank. Under the loan, payments of interest at a fixed rate of 4.7% are due at the beginning of each quarter, beginning
     September, 1998, for the next 12 quarters. The full amount of the principal is due September 1, 2001. The Company used the full proceeds to reduce its DM-denominated borrowings under the Bank of America line of credit.

     The variable rate note relates to the Company's Industrial Revenue Bond obligation used to purchase one of the buildings it occupies in Beltsville, Maryland. The note was paid in full on June 1, 1999 when the building was sold.

     The notes payable relate to obligations incurred by the Company in connection with various strategic acquisitions. The notes carry interest rates ranging from 8.25% to 8.75%, with varying installment payments through October 2000. The aggregate unamortized discount on these notes, based on their respective imputed interest rates, is $4 at June 30, 1999.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

6.   Long-term debt, continued:

     Annual maturities of all long-term debt are as follows:

          Year ended June 30,                           Amount
          -------------------                           -------
          2000                                          $   357
          2001                                            2,724
          2002                                            2,644
          2003                                               --
          2004                                               --
          2005 and thereafter                                --
                                                        -------
                                                        $ 5,725
                                                        =======

7.   Accrued expenses and other current liabilities:

     The components of accrued expenses and other current liabilities are as follows:

                                                        1999            1998
                                                      --------         -------
     Compensation and related taxes                    $10,163          $8,493
     Commissions                                         5,915           3,842
     Volume rebates and credits due customers            3,982           4,639
     Deposits received from customers                   10,422           4,168
     VAT and sales taxes                                 1,975           1,605
     Payments due for acquisitions                          --             196
     Accrued payables and other                          5,738           6,407
                                                         -----           -----
                                                       $38,195         $29,350
                                                       =======         =======

8.   Commitments and contingencies:

     Office Closure

     On April 1, 1998, MICROS announced the permanent closure of its facility in Munich, Germany and recorded a charge of $2,245 associated with this action. The decision was made to reduce costs and consolidate operations. The Munich office had served primarily as a service and development center for MICROS-Fidelio hotel products. The office closure costs are comprised of severance benefits, relocation expenses and lease reserves.

     As part of the Munich office closure, the Company terminated approximately 72 of the 123 employees. In accordance with German labor law and practice, and in accordance with an agreement achieved with the Munich office workers council, MICROS has paid during fiscal 1999, one-time severance benefits to all terminated Munich employees in the aggregate amount of approximately $1,360. The balance of the employees accepted relocation offers to other sites in Germany, the U.K. and Florida and, as a result, the Company has incurred relocation expenses in the amount of approximately $124 in fiscal 1998 and $427 in fiscal 1999.

     The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2010. Rent expense under these leases for fiscal 1999, 1998 and 1997 was $5,329, $5,584, and $4,852, respectively.

     In anticipation of its move to new corporate headquarters, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings located at 12050 Baltimore Avenue, Beltsville,

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

8.   Commitments and contingencies, continued:

     Maryland. As part of a comprehensive agreement, MICROS agreed to waive certain purchase rights of the facility embodied in the original capital lease, including the right to purchase the facility in 2009 for $10.00. MICROS also entered into a standard operating lease with the owner of the facility pursuant to which MICROS agreed to continue to rent portions of the facility until March 31, 2000. In consideration of MICROS' entering into the agreements, MICROS received a one-time cash payment of $625 from the owner of the facility. In accordance with sale-leaseback accounting requirements, the calculated gain of $275 has been deferred and is being amortized over the term of the new operating lease arrangement. During the third quarter of fiscal 1999, the Company removed the carrying values of the combined land and building along with the capital lease obligation of $3,470 and $3,205, respectively.

     Also, in anticipation of the move, MICROS consummated a sale of its corporate headquarters building located at 12000 Baltimore Avenue, Beltsville, Maryland. MICROS has signed an agreement to lease the building from the time of sale in June 1999 through January 31, 2000, renewable on a month-to-month basis. MICROS received proceeds of $2,930 for the sale of the land and building. The calculated gain on the sale of the land and building is $505. In accordance with sale-leaseback accounting requirements, $368 was deferred and will be amortized over the term of the new operating lease arrangement and $137 was recognized as profit in the month the sale occurred. The Company removed the combined carrying values of $2,236.

     Future minimum lease commitments at June 30, 1999 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

                                                     Operating          Capital
     Year ending June 30,                             Leases             Leases
     --------------------                           ----------          -------
     2000                                               $4,952              $98
     2001                                                3,455               65
     2002                                                1,828               66
     2003                                                  970               34
     2004                                                  382               21
     2005 and thereafter                                    57              139
                                                            --              ---
                                                       $11,644              423
                                                       =======

     Current portion                                                         98
                                                                             --
     Long-term obligation under capital lease                              $325
                                                                           ====

     In July 1998, MICROS entered into a construction agreement and a lease agreement (collectively, the "Orix Agreements") with Orix Columbia, Inc. ("Orix"), a wholly-owned subsidiary of Orix USA Corporation. In accordance with the terms of the Orix Agreements, Orix shall construct and own a 250,000 square foot building located on a 20 acre parcel in Columbia, Maryland. Construction of the new facility commenced in November 1998; it is anticipated that construction of the new facility will be completed in March 2000. The new facility shall serve as the new worldwide corporate headquarters for MICROS. MICROS will nonetheless maintain certain warehouse space in Maryland. MICROS may also maintain in Maryland a separate customer service center.

     The Agreements commit MICROS to lease the full building from Orix, for a ten-year period commencing upon completion of the facility. In addition to the above table, these new lease commitments are expected to be approximately $32,715. The Agreements also provide MICROS with the right to demand construction of a new building adjacent to the new facility, which would provide additional expansion space. MICROS has not exercised that option as of the date hereof.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

8.   Commitments and contingencies, continued:

     The cost per square foot on a fully operational basis of the new facility is approximately 15% greater than the average cost per square foot of the existing Beltsville facilities. Total lease expenditures for Maryland offices will increase, as the aggregate amount of space to which the Company has committed has increased. The amount of required space has increased (and it is anticipated will continue to increase) as a result of the growth the Company has and expects to continue to experience. Moreover, as actual lease liabilities for the new facility are computed on the basis of the actual costs of the construction of the facility, the final cost of the rent may vary from current projections. Finally, MICROS anticipates incurring certain one-time expenses associated with its relocation to the new facility. These one-time relocation expenses may range between $800 and $1,300.

     Legal proceedings

     MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

     On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed its answer to the complaint in September of 1999. MICROS also filed a counterclaim against Budgetel, alleging breach of contract and defamation. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

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

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

9.   Stock options, continued:

     The following table summarizes the status of, and changes in, the Company's stock option plans during the past three years:

                                      Stock      Weighted-average    Options     Weighted-average
                                      Options     Exercise Price    Exercisable   Exercise Price
                                      -------    ----------------   -----------  ----------------
     Balance, June 30, 1996               658              $13.21         218           $11.10

          Options granted               1,435               15.70
          Options canceled               (63)               13.14
          Options exercised              (96)                7.91
                                         ----

     Balance, June 30, 1997             1,934               15.32         293           $14.25

          Options granted                 865               23.13
          Options canceled               (79)               17.83
          Options exercised             (116)               13.45
                                        -----

     Balance, June 30, 1998             2,604               17.92         803           $15.22

          Options granted                1010               26.49
          Options canceled               (64)               22.24
          Options exercised             (105)               16.59
                                        -----

     Balance, June 30, 1999             3,445              $20.40       1,525           $16.92
                                        =====

     Additional information regarding stock options outstanding at June 30, 1999 is as follows:


                                           Options Outstanding               Options Exercisable
                                     ------------------------------------    -------------------
                                                              Weighted
                                                               Average
                                               Weighted       Remaining                 Weighted
                                                Average      Contractual                Average
     Range of Exercise Prices        Shares      Price     Life (in years)   Shares      Price
     ------------------------        ------    --------    ---------------   ------     --------
     $11.1250 to $14.78125              1,045      $13.94             5.67       722        $13.91
     $14.7813 to $23.09375              1,413       20.89             6.00       802         19.62
     $24.8750 to $26.81250                962       26.40             9.35        --            --
     $27.0000 to $37.62500                 25       31.65             9.66         1         29.63
                                           --                                      -

     $11.1250 to $37.62500              3,445      $20.40             6.86     1,525        $16.92
                                        =====                                  =====

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to fiscal 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 1999, 1998 and 1997 using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                      1999          1998           1997
                                   ----------    ----------       -------
     Risk-free interest rate               4.8%         5.7%          6.1%
     Expected life                    7.0 years    7.0 years     4.5 years
     Expected volatility                    47%          45%           50%
     Expected dividend yield                 0%           0%            0%

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

9.   Stock options, continued:

     Had fiscal 1999, 1998 and 1997 compensation cost been determined including the weighted-average estimate of the fair value of each option granted of $14.71, $12.78 and $14.50 in fiscal 1999, 1998 and 1997, respectively, the
     Company's net income would be reduced to pro forma amounts as follows:


                                             Year ended June 30,
                                        ------------------------------
                                        1999         1998         1997
                                        ----         ----         ----
     Net income
       As reported                       $27,294      $19,641    $16,332
       Pro forma                         $19,666      $15,288    $14,859

     Basic net income per share
       As reported                         $1.69        $1.23      $1.03
       Pro forma                           $1.22        $0.95      $0.93

     Diluted net income per share
       As reported                         $1.60        $1.18      $1.01
       Pro forma                           $1.15        $0.92      $0.92

10.  Income taxes:

     Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:


                            1999          1998          1997
                         ----------    ----------    ---------
          United States    $18,083       $16,302       $12,511
          Non-U.S.          29,238        16,913        15,115
                            ------        ------        ------
                           $47,321       $33,215       $27,626
                           =======       =======       =======

     The components of income tax expense are:


                           1999         1998           1997
                        ----------   ----------     -------
     Current:
         Federal            $5,692       $2,949      $3,802
         State                 584          298         339
         Foreign            11,369        7,450       5,272
                            ------        -----       -----
                            17,645       10,697       9,413
                            ------       ------       -----
     Deferred:
         Federal               461        2,565        (27)
         State                  87          482         (4)
         Foreign             1,114        (850)       1,234
                             -----        -----       -----
                             1,662        2,197       1,203
                             -----        -----       -----
                           $19,307      $12,894     $10,616
                           =======      =======     =======

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

10.  Income taxes, continued:

     The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:


                                                              1999         1998        1997
                                                              ----         ----        ----
     At statutory rate                                        35.0%       35.0%       35.0%
          Increase (decrease) resulting from:
              U.S. federal surtax reduction                   (0.2)       (0.3)       (0.4)
              State taxes, net of federal tax
                benefit                                         1.0         1.1          .8
              Research tax credits                            (1.1)       (1.5)       (1.5)
              Foreign Sales Corporation tax benefit           (1.6)       (1.8)       (1.7)
              Effect of tax rates in foreign
                jurisdictions                                   4.8         1.8         5.6
              Permanent differences                             1.7         2.3         1.0
              Other                                             1.2         2.2        (.4)
                                                                ---         ---        ----
     Effective tax rate                                       40.8%       38.8%       38.4%
                                                              =====       =====       =====

     Appropriate U.S. taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. The cumulative amount of unremitted earnings from international subsidiaries that is expected to be indefinitely reinvested is approximately $26,482 and $12,738 at June 30, 1999 and 1998, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1999 and 1998, the Company had potential tax benefits of $255 and $295, respectively, related to U.S. net operating loss carryforwards for income tax purposes. The tax loss carryforwards (if not utilized against taxable income) expire beginning 2005 and continue through 2009. A valuation allowance of $255 and $295 has been provided at June 30, 1999 and 1998, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards. The operating loss carryforwards were acquired as part of a purchase of a subsidiary, and any realization of the operating loss carryforwards will result in a reduction of goodwill recorded as part of that acquisition. The following summarizes the significant components of the Company's deferred tax assets and liabilities:


                                                                         1999           1998
                                                                      ----------       -------
     Bad debt                                                             $1,373          $997
     Accruals not currently deductible for tax                             2,510         2,132
     Inventory                                                             1,628         1,437
     Net operating loss carryforward                                         255           295
     Purchased in-development software technology write-off                3,956         4,428
     Other                                                                   356           365
                                                                             ---           ---
     Total deferred tax assets                                            10,078         9,654
                                                                          ------         -----

     Depreciation                                                          (177)         (383)
     Capitalized software development costs                              (7,504)       (6,000)
     Other                                                               (1,171)         (343)
                                                                         -------         -----

     Total deferred tax liabilities                                      (8,852)       (6,726)
                                                                         -------       -------

     Net operating loss carryforward valuation allowance                   (255)         (295)
                                                                           -----         -----

     Net deferred tax asset                                                 $971        $2,633
                                                                            ====        ======

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

11.  Other income (expense), net:

     Other income (expense) is comprised of the following items:

                                              1999             1998         1997
                                           ---------        ---------    -------
     Foreign exchange gain (loss), net        $1,047           $(126)       $256
     Gain on sale of investment                   --              345        219
     Gain on sale of land & building             137               --         --
     Other, net                                (494)              385        299
                                               -----              ---        ---
     Total other income (expense), net          $690             $604       $774
                                                ====             ====       ====

12.  Related party transactions:

     During fiscal year 1997, Mr. Cohen, a Director of the Company, was a full-time employee of the Company and was compensated $208. During fiscal 1998, Mr. Cohen was compensated $97 in consideration for his provision of consulting services to the Company. Mr. Cohen's employment with the Company terminated on June 30, 1997, and his consultant agreement with the Company terminated on June 30, 1998. Additionally, pursuant to the terms of the Purchase Agreement dated August 25, 1995 under which the Company purchased from Mr. Cohen and his family the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") the Company did not already own, the Company owes as of the end of each fiscal year to Mr. Cohen approximately $408, $466 and $223 for fiscal 1999, 1998 and 1997, respectively. The payments are made during the first fiscal quarter of the following year per the agreement.

     During fiscal years 1999, 1998 and 1997, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $241, $230 and $226, respectively, for consulting services provided to the Company. Effective June 30, 1995, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2000, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee commencing at $150 plus a target bonus of $70, with annual adjustments.

13.  Employee benefit plan:

     The Company sponsors an employee savings plan which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. The Company matches fifty percent of the first five percent of each participating employee's voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion. Company contributions were made during the years ended June 30, 1999, 1998 and 1997 totaling $725, $596 and $487, respectively.

     The Company does not have any obligations to past or present employees related to post employment benefits.

14.  Segment reporting data:

     The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. MICROS is organized and operates in two segments: U.S. and International. The international segment is primarily in Europe and the Pacific Rim. For purposes of applying SFAS No. 131, we consider the U.S. and International products and services to be similar; however management views them separately

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

14.  Segment reporting data, continued:

     in operating the business. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following information is presented in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior period amounts have been restated in accordance with the requirements of the new standard.

     A summary of the Company's operating segments is as follows (in thousands):


                                                                Year Ended June 30,
                                              ---------------------------------------------------
                                                  1999               1998              1997
                                              -----------        -----------         --------
     Revenues (1):
        United States                             $170,294           $136,117          $115,873
        International                              208,419            185,180           141,243
        Intersegment eliminations                 (43,619)           (41,052)          (28,947)
                                                  --------           --------          --------
          Total revenues                          $335,094           $280,245          $228,169
                                                  ========           ========          ========

     Income before taxes, minority interests,
        equity in net earnings of affiliates
        and cumulative effect of accounting
        change (1):
        United States                              $13,648             $9,108           $13,519
        International                               62,927             50,904            33,336
        Intersegment eliminations                 (29,254)           (26,797)          (19,229)
                                                  --------           --------          --------
          Total income before taxes,
            minority interests, equity
            in net earnings of affiliates
            and cumulative effect of
            accounting change                      $47,321            $33,215           $27,626
                                                   =======            =======           =======

     Indentifiable assets (2):
        United States                             $142,235           $125,854          $108,566
        International                               89,895             78,757            53,039
        Intersegment eliminations                       --                 --                --
                                                      ----               ----              ----
          Total identifiable assets               $232,130           $204,611          $161,605
                                                  ========           ========          ========

     Capital expenditures (2):
        United States                               $4,357             $6,691            $5,486
        International                                1,847              2,571             2,614
        Intersegment eliminations                       --                 --                --
                                                      ----               ----              ----
          Total capital expenditures                $6,204             $9,262            $8,100
                                                    ======             ======            ======

     Depreciation and amortization (2):
        United States                               $5,370             $4,569            $3,385
        International                                4,482              4,140             4,102
        Intersegment eliminations                       --                 --                --
                                                      ----               ----              ----
          Total depreciation and amortization       $9,852             $8,709            $7,487
                                                    ======             ======            ======

(1)  Amounts based on the location of the customer.
(2)  Amounts based on the location of the selling entity.

     MICROS products are distributed in the U.S. and internationally, primarily in Europe and the Pacific Rim, through subsidiaries, independent Dealers/Distributors and company-owned sales and service offices. The Company's principal customers are lodging and food service-related businesses. No single customer accounts for 10% or more of the Company's consolidated revenues.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

14.  Segment reporting data, continued:

     Geographic revenue information for the three years ended June 1999 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Substantially all intangible assets do not have a physical or geographic location; therefore, intangible assets are not included below.

     Revenues from unaffiliated customers by geographic location are as follows:


                                                  1999               1998                1997
                                              -----------        -----------         --------
     United States                              $169,222            $135,154          $113,130
     International                               165,872             145,091           115,039
                                                 -------             -------           -------
     Net revenue                                $335,094            $280,245          $228,169
                                                ========            ========          ========

     Significant countries included above:
         Germany                                $ 50,559            $ 41,860          $ 25,696
         United Kingdom                           24,439              20,963            13,539
         France                                   11,640              10,666             9,760


     Long-lived assets by geographic
         location are as follows:
                                                    1999               1998                1997
                                                -----------        -----------         --------
     United States                               $12,211             $17,963           $15,693
     International                                 3,476               3,801             3,604
                                                   -----               -----             -----
     Total long-lived assets                     $15,687             $21,764           $19,297
                                                 =======             =======           =======

     Significant countries included above:

         Germany                                 $   866             $ 1,136           $ 1,143
         United Kingdom                              338                 306               202
         France                                       93                 209               251


                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

15.  Quarterly financial information (unaudited):

     Quarterly financial information for fiscal 1999 and 1998 is presented in the following tables:


                                      First     Second      Third       Fourth
1999                                 Quarter    Quarter    Quarter     Quarter
----                                 -------    -------    -------     -------
Revenue                                $66,639    $80,594     $85,121   $102,740
                                       =======    =======     =======   ========

Gross margin                           $33,183    $39,757     $43,222    $48,013
                                       =======    =======     =======    =======

Income from operations                  $6,849    $11,435     $13,093    $17,268
                                        ======    =======     =======    =======

Net income                              $3,508     $6,213      $7,688     $9,885
                                        ======     ======      ======     ======

Basic net income per common share        $0.22      $0.39       $0.48      $0.61
                                         =====      =====       =====      =====

Diluted net income per common share      $0.21      $0.37       $0.45      $0.58
                                         =====      =====       =====      =====

Stock Prices (in dollars)
-------------------------

High                                    38-7/8     32-7/8     33-5/16         35

Low                                   23-15/16    22-1/16      27-5/8     29-1/2


================================================================================

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)

15.  Quarterly financial information (unaudited), continued:


                                                    First       Second        Third        Fourth
1998                                               Quarter      Quarter      Quarter      Quarter
----                                               -------      -------      -------      -------
Revenue                                              $59,588      $66,267       $71,081     $83,309
                                                     =======      =======       =======     =======

Gross margin                                         $29,287      $34,537       $33,731     $40,082
                                                     =======      =======       =======     =======

Income from operations                                $5,388       $8,815        $9,109     $10,765
                                                      ======       ======        ======     =======

Net income before cumulative effect of
  change in accounting principle                      $3,015       $5,028        $5,849      $6,161

Cumulative effect of change in accounting
  principle, net of tax                                   --        (412)            --          --
                                                        ----        -----          ----        ----
Net income                                            $3,015       $4,616        $5,849      $6,161
                                                      ======       ======        ======      ======

Basic net income per common share before
cumulative effect of change in accounting
principle                                              $0.19        $0.31         $0.37       $0.38
Cumulative effect of change in accounting
  principle, net of tax                                   --       (0.02)            --          --
                                                         ---        -----           ---         ---
Basic net income per common share                      $0.19        $0.29         $0.37       $0.38
                                                       =====        =====         =====       =====

Diluted net income per common share
before cumulative effect of change in
accounting principle                                   $0.18        $0.30         $0.35       $0.36
Cumulative effect of change in accounting
  principle, net of tax                                   --       (0.02)            --          --
                                                         ---        -----           ---         ---
Diluted net income per common share                    $0.18        $0.28         $0.35       $0.36
                                                       =====        =====         =====       =====

Stock Prices (in dollars)
-------------------------

High                                                      25       27-3/4      30-11/32      33-1/2

Low                                                  20-5/16       21-1/4       22-3/16          27

================================================================================

The Company has never paid a cash dividend. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable.

                     MICROS SYSTEMS, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        for the years ended June 30, 1999, 1998 and 1997 (in thousands)


                                     Balance at    Charged                                     Balance
                                      beginning      to                                        at end
               Description            of period   expenses    Deductions         Other (1)    of period
   -----------------------------   -------------  ---------   ----------         -----       ----------
   Year ended June 30, 1999:
       Allowance for doubtful
         accounts                        $2,298      $2,577          $633            $(624)       $3,618
       Reserve for inventory
         obsolescence                     2,099       2,870           834  (2)          154        4,289
                                          -----       -----           ---               ---        -----
                                         $4,397      $5,447        $1,467            $(470)       $7,907
                                         ======      ======        ======            ======       ======

   Year ended June 30, 1998:
       Allowance for doubtful
         accounts                        $2,508        $967        $1,022            $(155)       $2,298
       Reserve for inventory
         obsolescence                     1,651       1,140           688  (2)          (4)        2,099
                                          -----       -----           ---               ---        -----
                                         $4,159      $2,107        $1,710            $(159)       $4,397
                                         ======      ======        ======            ======       ======

   Year ended June 30, 1997:
       Allowance for doubtful
         accounts                        $2,016      $1,279          $933              $146       $2,508
       Reserve for inventory
         obsolescence                     1,605         621           544  (2)         (31)        1,651
                                          -----         ---           ---              ----        -----
                                         $3,621      $1,900        $1,477              $115       $4,159
                                         ======      ======        ======              ====       ======

(1)  Primarily related to foreign currency translation.
(2)  Material scrapped or otherwise disposed.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                 MICROS SYSTEMS, INC.
Date:                 9-28-99                               By:  /s/Gary C. Kaufman
                      -------                               ---  ------------------
                                                                 Gary C. Kaufman
                                                                 Executive Vice President, Finance
                                                                 and Administration/Chief Financial
                                                                 Officer

Date:                 9-28-99                               By:  /s/Roberta J. Watson
                      -------                               ---  -------------------
                                                                 Roberta J. Watson
                                                                 Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


         Name                                 Title
----------------------               ------------------------
/s/Louis M. Brown, Jr.                                                          9-28-99
------------------------                     Director and                       -------
Louis M. Brown, Jr.                     Chairman of the Board

/s/A. L. Giannopoulos                    Director and President                 9-28-99
------------------------               Chief Executive Officer                  -------
A. L. Giannopoulos

/s/Ronald J. Kolson                     Executive Vice President                9-28-99
------------------------               Procurement & Logistics                  -------
Ronald J. Kolson

/s/Gary C. Kaufman                      Executive Vice President                9-28-99
------------------------              Finance and Administration                -------
Gary C. Kaufman                        Chief Financial Officer

/s/Daniel Cohen                                                                 9-28-99
------------------------                       Director                         -------
Daniel Cohen

/s/John G. Puente                                                               9-28-99
----------------------                         Director                         -------
John G. Puente

/s/F. Suzanne Jenniches                                                         9-28-99
------------------------                       Director                         -------
F. Suzanne Jenniches

/s/Dwight S. Taylor                                                             9-28-99
------------------------                       Director                         -------
Dwight S. Taylor


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

     3(i)(b). Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

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

     10b5. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

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

     10g. Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos.

     10h. Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

     10i. First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

     10j. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

     10k. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to
                Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

     10l. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

     10m. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Ronald J. Kolson is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

     10n. Consulting Agreement dated July 1, 1997 between MICROS Systems, Inc. and Daniel Cohen is incorporated herein by reference to
                Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

     11.        Statement Regarding Computation of Earnings Per Share.

     21.        Subsidiaries of the Company.

     23.        Consent of Independent Accountants.

     27.        Financial Data Schedule.