Form 10-Q
period 1999-09-30
MICROS SYSTEMS INC
filed 1999-11-15
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1999
                          Commission file number 0-9993


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


As of September 30, 1999, there were 16,420,209 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1999

                         Part I - Financial Information


Item 1.  Financial Statements

                                     General

   The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                                    September 30,       June 30,
                                                                                         1999             1999
                                                                                    -------------       --------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 33,264         $ 22,806
     Accounts receivable, net of allowance
       for doubtful accounts of $4,004 at September 30,
       1999 and $3,618 at June 30, 1999                                                  89,882          101,019
     Inventories                                                                         29,805           32,605
     Deferred income taxes                                                                5,636            5,637
     Prepaid expenses and other current assets                                           12,123           11,040
                                                                                        -------          -------
          Total current assets                                                          170,710          173,107

Property, plant and equipment, net of accumulated
     depreciation and amortization of $25,506 at
     September 30, 1999 and $23,720 at June 30, 1999                                     16,115           15,687
Deferred income taxes, non-current                                                        4,329            4,186
Goodwill and intangible assets, net of
     accumulated amortization of $13,119 at
     September 30, 1999 and $12,277 at June 30, 1999                                     16,435           16,255
Purchased and internally developed software costs,
      net of accumulated amortization of $10,097 at
      September 30, 1999 and $9,258 at June 30, 1999                                     23,487           22,607
Other assets                                                                                319              288
                                                                                        -------          -------
Total assets                                                                           $231,395         $232,130
                                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank lines of credit                                                               $     --         $      8
    Current portion of long-term debt                                                       594              357
    Current portion of capital lease obligations                                             73               98
    Accounts payable                                                                     21,231           28,041
    Accrued expenses and other current liabilities                                       31,876           38,195
    Income taxes payable                                                                 13,173           14,113
    Deferred income taxes                                                                   750              754
    Deferred service revenue                                                             18,018           16,240
                                                                                        -------          -------
         Total current liabilities                                                       85,715           97,806

Long-term debt, net of current portion                                                    5,546            5,368
Capital lease obligations, net of current portion                                           336              325
Deferred income taxes, non-current                                                        8,120            8,098
Minority interests                                                                        1,378            1,260
                                                                                        -------          -------
         Total liabilities                                                              101,095          112,857
                                                                                      ---------        ---------
Commitments and contingencies
Shareholders' equity:
    Common stock, $0.025 par; authorized 50,000
    shares; issued and outstanding 16,420 at
    September 30, 1999 and 16,207 at June 30, 1999                                          410              405
    Capital in excess of par                                                             26,589           22,298
    Retained earnings                                                                   107,998          102,860
    Accumulated other comprehensive income                                               (4,697)          (6,290)
                                                                                        -------          -------
         Total shareholders' equity                                                     130,300          119,273
                                                                                        -------          -------
Total liabilities and shareholders' equity                                             $231,395         $232,130
                                                                                      =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                                   Three Months Ended September 30,
                                                                                   --------------------------------
                                                                                        1999                  1998
                                                                                        ----                  ----
Revenue:
  Hardware and software                                                               $53,383               $41,467
  Service                                                                              34,044                25,172
                                                                                      -------               -------
       Total revenue                                                                   87,427                66,639
                                                                                      -------               -------
Costs and expenses:
   Cost of sales
       Hardware and software                                                           29,445                20,601
       Service                                                                         16,674                12,855
                                                                                      -------               -------
          Total cost of sales                                                          46,119                33,456

  Selling, general and administrative expenses                                         24,869                19,811
  Research and development expenses                                                     3,774                 3,703
  Office closure costs                                                                     --                   427
  Depreciation and amortization                                                         2,656                 2,393
                                                                                      -------               -------
          Total costs and expenses                                                     77,418                59,790
                                                                                      -------               -------
Income from operations                                                                 10,009                 6,849

Non-operating income (expense):
  Interest income                                                                         163                    71
  Interest expense                                                                       (146)                 (716)
  Other expense, net                                                                     (989)                 (183)
                                                                                      -------               -------
Income before taxes, minority interests and
  equity in net earnings of affiliates                                                  9,037                 6,021

Income taxes                                                                            3,656                 2,408
                                                                                      -------               -------
Income before minority interests and
  equity in net earnings of affiliates                                                  5,381                 3,613
Minority interests and equity in net
  earnings of affiliates                                                                 (243)                 (105)
                                                                                      -------               -------
Net income                                                                            $ 5,138               $ 3,508
                                                                                    =========             =========

Net income per common share:
    Basic                                                                               $0.32                 $0.22
                                                                                    =========             =========
    Diluted                                                                             $0.30                 $0.21
                                                                                    =========             =========

Weighted-average number shares outstanding:
    Basic                                                                              16,290                16,115
                                                                                    =========             =========
    Diluted                                                                            17,373                17,048
                                                                                    =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended September 30, 1999
                            (Unaudited, in thousands)

                                                                                                 Accumulated
                                           Common Stock          Capital                            Other
                                          --------------        in Excess      Retained         Comprehensive
                                        Shares     Amount         of Par       Earnings             Income         Total
                                        ------     ------       ---------      --------             ------         -----
Balance, June 30, 1999                  16,207       $405         $22,298      $102,860             $(6,290)      $119,273
Stock issued upon exercise of
  options                                  213          5           3,325            --                  --          3,330
Income tax benefit from stock
  options exercised                         --         --             966            --                  --            966
Comprehensive income
  Net income                                --         --              --         5,138                  --             --
  Foreign currency translation
    adjustments                             --         --              --            --               1,593             --
Total comprehensive income                  --         --              --            --                  --          6,731
                                        ------       ----         -------      --------            --------       --------
Balance, September 30, 1999             16,420       $410         $26,589      $107,998             $(4,697)      $130,300
                                        ======       ====         =======      ========            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                 1999                      1998
                                                                                 ----                      ----
Net cash flows from operating activities:                                      $10,687                    $4,927
                                                                               -------                   -------
Cash flows from investing activities:
     Purchases of property, plant and
        equipment                                                               (2,077)                   (2,278)
     Proceeds from dispositions of
        property, plant and equipment                                               74                        --
     Internally developed software                                              (1,439)                   (2,377)
     Dividends paid to minority
        shareholders                                                                (8)                       --
     Net cash paid for acquisitions,
        minority interests and contingent
        earn-out payments                                                         (803)                     (975)
                                                                               -------                   -------
          Net cash used in investing
             activities                                                         (4,253)                   (5,630)
                                                                               -------                   -------
Cash flows from financing activities:
     Principal payments on line of credit                                           (8)                   (4,295)
     Principal payments on long-term debt
        and capital lease obligations                                             (297)                     (960)
     Proceeds from lines of credit                                                  --                     3,000
     Proceeds from issuance of debt                                                 --                     2,995
     Proceeds from issuance of stock                                             3,330                       339
     Income tax benefit from stock options
        exercised                                                                  966                        84
                                                                               -------                   -------
          Net cash provided by
             financing activities                                                3,991                     1,163
                                                                               -------                   -------
Effect of exchange rate changes on cash                                             33                       144
                                                                               -------                   -------
Net increase in cash and cash equivalents                                       10,458                       604

Cash and cash equivalents at beginning of
  period                                                                        22,806                    13,592
                                                                               -------                   -------
Cash and cash equivalents at end of period                                     $33,264                   $14,196
                                                                             =========                 =========
Supplemental disclosures of cash flow
 information:

     Cash paid during the period for:
          Interest                                                                 $90                      $990
                                                                                 =====                    ======
          Income taxes                                                          $3,575                    $2,205
                                                                              ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1999
                (Unaudited, in thousands, except per share data)

1.         Inventories

           The components of inventories are as follows:

                                                    September 30,                June 30,
                                                        1999                       1999
                                                    -------------             -------------
Raw materials                                       $       5,217             $       4,784
Work-in-process                                             2,234                     2,053
Finished goods                                             22,354                    25,768
                                                    -------------             -------------
                                                    $      29,805             $      32,605
                                                    =============             =============


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

         A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

                                                                     Three Months Ended
                                                                       September 30,
                                                                     1999          1998
                                                                     ----          ----
Net income                                                         $  5,138      $  3,508
                                                                   ========      ========

Average common shares outstanding                                    16,290        16,115
Dilutive effect of outstanding
  stock options                                                       1,083           933
                                                                   --------      --------
Average common shares outstanding
  assuming dilution                                                  17,373        17,048
                                                                   ========      ========

Basic net income per share                                            $0.32         $0.22
                                                                   ========      ========
Diluted net income per share                                          $0.30         $0.21
                                                                   ========      ========

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1999
                (Unaudited, in thousands, except per share data)

3.       Net income per share, continued

         For the three month periods ended September 30, 1999 and 1998, 593 options and 1,000 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter Comparison

   The Company recorded diluted net income of $0.30 per common share in the first quarter of fiscal 2000, compared with diluted net income of $0.21 per common share in the first quarter of fiscal 1999. For the quarter, the increased net income was primarily due to higher sales volumes generating a higher gross margin in absolute dollars and lower operating expenses as a percentage of sales.

   Revenue of $87.4 million for the first quarter of fiscal 2000 increased $20.8 million, or 31.2%, compared to the same period last year. A comparison of the sales mix for fiscal years 2000 and 1999 is as follows:

                          Three Months Ended
                             September 30,
                          1999          1998
                          ----          ----
Hardware                  43.6%         40.4%
Software                  17.5%         21.8%
Service                   38.9%         37.8%
                        -------       -------
                         100.0%        100.0%
                        =======       =======

   Both hardware and software sales increased in absolute dollars in fiscal 2000 in comparison to the prior year. Software sales declined as a percentage of total sales primarily due to the lack of large hotel software contracts in the first quarter of fiscal 2000 compared to fiscal 1999. Hardware sales increased primarily due to increased sales of the Company's own PCWS ("PC Workstation"). Service sales increased in absolute dollars and as a percentage of total sales for the first quarter in comparison to the prior year primarily due to increased installation and support revenues.

   Combined hardware and software revenues for the first quarter of fiscal 2000 increased $11.9 million, or 28.7%, while service revenues increased $8.9 million, or 35.3%, over the same period a year earlier.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

Results of Operations - First Quarter Comparison, continued

   Cost of sales, as a percentage of revenue, increased to 52.8% for the first quarter of fiscal 2000 from 50.2% for the first quarter of fiscal 1999. Cost of sales for hardware and software products, as a percentage of related revenue, was 55.2% in the first quarter of fiscal 2000 compared to 49.7% for the same quarter a year earlier. This increase as a percentage of revenue is primarily due to the increase of hardware sales as a percentage of total hardware and software sales.

   Service costs, as a percentage of service revenue, decreased to 49.0% in the first quarter of fiscal 2000 compared to 51.1% in the same quarter in fiscal 1999. The first quarter decrease in comparison to the prior year was due to continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs.

   Selling, general and administrative expenses increased $5.0 million, or 18.9%, in the first quarter of fiscal 2000 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 35.8% in the first quarter of fiscal 2000 compared to 39.5% in the first quarter of fiscal 1999 as sales grew at a rate in excess of these expenses.

   Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.1 million, or 1.9%, in the first quarter of fiscal 2000 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $1.4 million in the first quarter of fiscal 2000 and $2.4 million in the first quarter of fiscal 1999, decreased $0.9 million, or 14.3%, compared to the same period a year earlier. The decrease in absolute dollars for the three-month period is primarily due to decreased expenditures in the Company's restaurant business, largely as a result of eliminating high-cost outside software consultants/developers, or replacing such with lower-cost software development employees.

   Office closure costs in fiscal 1999 relate to follow-on costs associated with the Company's fourth quarter of fiscal 1998 permanent closure of its facility in Munich, Germany. These costs relate to the relocation of former Munich employees to their new places of employment within the Company.

   Income from operations for the first quarter of fiscal 2000 was $10.0 million, or 11.5% of revenue, compared to income of $6.8 million, or 10.3% of revenue, in the same period a year earlier. For the first quarter of fiscal 2000, the Company's higher dollar income from operations is primarily due to higher sales volumes generating a higher gross margin in absolute dollars.

   Interest expense decreased $0.6 million to $0.1 million, or 79.6%, for the first quarter of fiscal 2000 from $0.7 million for the same period a year ago as the Company repaid most of its debt obligations during the fourth quarter of fiscal 1999. Other expense increased from $0.2 million for the first quarter of fiscal 1999 to $1.0 million in the first quarter of fiscal 2000. The Company experienced translation loss of $0.9 million in the first quarter of fiscal 2000 compared to a loss of $0.1 million in the first quarter of fiscal 1999. The translation loss is primarily due to changes in exchange rates between the German mark and the U.S. dollar and between the Australian dollar and the U.S. dollar.

   The effective tax rate for the first quarter of fiscal 2000 was 40.5% compared to 40.0% for fiscal 1999. The increase is due to a shift in the mix of earnings towards countries with higher tax rates.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

Results of Operations - First Quarter Comparison, continued

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

Year 2000 Compliance Issues with respect to Company Internal Systems

   The Company's Management Information Systems Department assumed all Year 2000 obligations associated with testing, analyzing and implementing the Company's internal information systems. Although these activities were not formally assigned to the MIS department until 1997, the department had nonetheless embraced such as part of its implementation of new enterprise resources planning systems ("ERP") in 1996. This implementation involved replacing all internal information systems with Oracle Applications Release 10.7. As part of this implementation, the Company required certification that all Oracle products were Year 2000 compliant, which such certification has been provided. On March 1, 1999, Micros upgraded the Oracle ERP systems to Release 11.0, Oracle's latest release. This upgrade assured that all critical ERP systems are fully Year 2000 compliant. Moreover, the Company has completed testing of all of the key components of the hardware operating the ERP. The tests did not uncover any Year 2000 related issues. Internationally, the Company is in the process of implementing Year 2000 compliant Oracle applications at certain central locations.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

Results of Operations - First Quarter Comparison, continued

Year 2000 Compliance Issues with respect to Company Products that the Company Sells and Licenses to its Worldwide Customer Base

   Finally, the Company has completed testing of its existing standard product offerings. The testing entailed performing an analysis of standard products using testing protocols developed internally. While testing was not performed on each of the individual customized products (defined as special products developed for individual customers, as opposed to "off the shelf" products offered as standard products) distributed, testing was performed on defined classes of customized products. The testing was not performed with respect to any legacy products that the Company does not currently sell or support. Where testing determined that a product had Year 2000 related issues, the Company developed a fix, or provided the customer with a migration path to a product that is Year 2000 compliant. As part of the testing effort, MICROS engaged Oracle Corporation ("Oracle") to examine and test certain proprietary time-sensitive software modules. Oracle has completed its examination, having determined that, while there were several immaterial non-compliant items, the code examined was Year 2000 compliant. MICROS has evaluated and, if appropriate, addressed the issues identified by Oracle. While certain potential issues have been identified to date, the expense of upgrading product applications to be Year 2000 compliant has not been material. The Company maintains a site on its web page, which details the products that the Company will test or has tested, and the Year 2000 compliance status thereof. The site is updated approximately every four weeks. The last update was on October 27, 1999.

Year 2000 Compliance Costs

   To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. However, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business or incurring significant expense. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $1.5 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new Year 2000 compliant internal management information systems, which address a large variety of informational and processing needs, are approximately $7.4 million.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

Results of Operations - First Quarter Comparison, continued

Contingency Plans

   The Company is currently developing a contingency plan for its products. This plan includes having had Oracle test and verify certain products, and increasing current staffing levels in customer service functions for the three month period commencing December 1, 1999. While the Company believes that its current product set will not have any material Year 2000 issues, the Company anticipates increased call volume during this period. Additionally, certain items that were undetected in the testing and review process may surface, which may require remediation. With respect to internal information systems, MICROS does not intend to develop a full contingency plan involving implementation of an actual back-up enterprise resource planning system. Given the complexity of the Company's Oracle enterprise resource planning system, it is neither practical nor cost effective to develop such a back-up contingency approach. For this reason, and as noted above, MICROS has thoroughly tested and certified the current internal systems so as to reduce the risk that problems have not been identified and addressed prior to January 1, 2000. Additionally, in order to test further the internal systems, MICROS scheduled and now has completed a "dry run" test in August of 1999, during which the dates contained in the enterprise resource planning system were scrolled forward to January 1, 2000. These tests did not uncover any Year 2000 related issues, and the systems performed without any failures or inaccuracies. However, Year 2000 issues in the Company's enterprise resource planning system, if gone undetected or uncorrected, could have a material adverse impact on the Company's results of operations or financial condition.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

Results of Operations - First Quarter Comparison, continued

Liquidity and Capital Resources

   The Company has a $45.0 million multi-currency unsecured committed line of credit expiring on December 31, 1999. Prior to the upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. This line of credit was increased from $35,000 to $45,000 pursuant to an amendment entered into during the second quarter of fiscal 1999. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $8.2 million at the September 30, 1999 exchange rate). Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt.

   As of September 30, 1999, there were no borrowings under the line of credit and DM 10.0 million (approximately $5.5 million at the September 30, 1999 exchange rate) in term debt under the European bank credit facility. There was approximately $47.7 million in credit available under both credit agreements as of that date.

   As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

   Net cash provided by operating activities for the three months ended September 30, 1999 was $10.7 million. The Company used $4.3 million in investing activities, primarily for the purchase of property, plant and equipment and internally developed software. Net financing activities for the first three months of fiscal 1999 provided $4.0 million, primarily through the issuance of common stock.

   The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2000 will increase approximately $5.0 million over fiscal 1999 expenditures, of which $4.0 million will be for the purchase of furniture and fixtures for its new headquarters building.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

Results of Operations - First Quarter Comparison, continued

   Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 POS and 3400 QSR systems; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1999.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

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

   Further, the Company is subject to political risk, especially in developing countries with uncertain or unstable political structures or regimes. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, especially in light of the current weak Asian economic conditions, which may prompt certain legislative reform. The Company does not believe at this time that it is exposed to unusual political risk that could have a material adverse impact on the Company.

   Finally, the Company's unsecured committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1999

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

Item 5.       Other Information

     In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4.8 million for OPUS consists of an up-front payment of both cash and MICROS stock. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months, 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1999

                     Part II - Other Information, continued


Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       Exhibit 11 - Computation of Earnings Per Share

                       Exhibit 27 - Financial Data Schedule

              (b)      Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MICROS SYSTEMS, INC.
                                      --------------------------
                                            (Registrant)

November 15, 1999                       /s/ Gary C. Kaufman
-------------------                         ---------------
                                        Gary C. Kaufman
                                        Executive Vice President, Finance and
                                        Administration/Chief Financial Officer


November 15, 1999                       /s/ Roberta J. Watson
-------------------                         -----------------
                                        Roberta J. Watson
                                        Vice President and Controller

                                 EXHIBIT INDEX




                                                                                       Sequentially
Exhibit                                                                               Numbered Page
-------                                                                               -------------
11.               Computation of Earnings Per Share                                         20

27.               Financial Data Schedule                                                  N/A