Form 10-Q
period 1999-12-31
MICROS SYSTEMS INC
filed 2000-02-14
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended December 31, 1999
                          Commission file number 0-9993


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


As of December 31, 1999, there were 16,593,818 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 1999

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                                       December 31,          June 30,
                                                                                          1999                1999
                                                                                        --------            --------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $ 33,256            $ 22,806
     Accounts receivable, net of allowance for
       doubtful accounts of $4,858 at December 31,
       1999 and $3,618 at June 30, 1999                                                   99,209             101,019
     Inventories                                                                          34,809              32,605
     Deferred income taxes                                                                 5,671               5,637
     Prepaid expenses and other current assets                                            10,436              11,040
                                                                                        --------            --------
          Total current assets                                                           183,381             173,107

Property, plant and equipment, net of accumulated
     depreciation and amortization of $27,615 at
     December 31, 1999 and $23,720 at June 30, 1999                                       16,483              15,687
Deferred income taxes, non-current                                                         4,159               4,186
Goodwill and intangible assets, net of
     accumulated amortization of $10,780 at
     December 31, 1999 and $8,946 at June 30, 1999                                        28,417              16,255
Purchased and internally developed software costs,
     net of accumulated amortization of $10,704 at
     December 31, 1999 and $9,258 at June 30, 1999                                        24,058              22,607
Other assets                                                                                 364                 288
                                                                                        --------            --------
Total assets                                                                            $256,862            $232,130
                                                                                        ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                               $      0            $      8
     Current portion of long-term debt                                                       199                 357
     Current portion of capital lease obligations                                             71                  98
     Accounts payable                                                                     26,074              28,041
     Accrued expenses and other current liabilities                                       44,014              38,195
     Income taxes payable                                                                 14,473              14,113
     Deferred income taxes                                                                   806                 754
     Deferred service revenue                                                             17,606              16,240
                                                                                        --------            --------
          Total current liabilities                                                      103,243              97,806

Other liabilities, non-current                                                                 5                  --
Long-term debt, net of current portion                                                     2,575               5,368
Capital lease obligations, net of current portion                                            360                 325
Deferred income taxes, non-current                                                         8,083               8,098
Minority interests                                                                         1,245               1,260
                                                                                        --------            --------
          Total liabilities                                                              115,511             112,857
                                                                                        --------            --------

Commitments and contingencies
Shareholders' equity:

     Common stock, $0.025 par; authorized 50,000
       shares; issued and outstanding 16,594 at
       December 31, 1999 and 16,207 at June 30, 1999                                         415                 405
     Capital in excess of par                                                             31,320              22,298
     Retained earnings                                                                   116,567             102,860
     Accumulated other comprehensive income                                               (6,951)             (6,290)
                                                                                        --------            --------
          Total shareholders' equity                                                     141,351             119,273
                                                                                        --------            --------

Total liabilities and shareholders' equity                                              $256,862            $232,130
                                                                                        ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                           Three Months Ended December 31,
                                                                           -------------------------------
                                                                             1999                  1998
                                                                           --------               -------
Revenue:
  Hardware and software                                                    $ 63,796               $51,088
  Service                                                                    38,953                29,506
                                                                           --------               -------
Total revenue                                                               102,749                80,594
                                                                           --------               -------

Costs and expenses:
   Cost of sales
        Hardware and software                                                34,456                26,690
        Service                                                              18,789                14,147
                                                                           --------               -------
  Total cost of sales                                                        53,245                40,837


  Selling, general and administrative
    expenses                                                                 27,305                22,291
  Research and development expenses                                           4,411                 3,605
  Depreciation and amortization                                               3,039                 2,426
                                                                           --------               -------
Total costs and expenses                                                     88,000                69,159
                                                                           --------               -------

Income from operations                                                       14,749                11,435

Non-operating income (expense):
  Interest income                                                               258                   115
  Interest expense                                                             (290)                 (574)
  Other income (expense), net                                                   220                  (304)
                                                                           --------               -------

Income before taxes, minority interests and
  equity in net earnings of affiliates                                       14,937                10,672

Income taxes                                                                  6,050                 4,269
                                                                           --------               -------

Income before minority interests and
  equity in net earnings of affiliates                                        8,887                 6,403


Minority interest and equity in net
  earnings of affiliates                                                       (317)                 (190)
                                                                           --------               -------

Net income                                                                 $  8,570               $ 6,213
                                                                           ========               =======

Net income per common share:
  Basic                                                                    $   0.52               $  0.39
                                                                           ========               =======
  Diluted                                                                  $   0.48               $  0.37
                                                                           ========               =======

Weighted-average number of shares outstanding:
  Basic                                                                      16,535                16,123
                                                                           ========               =======
  Diluted                                                                    17,912                16,855
                                                                           ========               =======

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                           Six Months Ended December 31,
                                                                           -----------------------------
                                                                            1999                   1998
Revenue:
  Hardware and software                                                   $117,179               $ 92,555
  Service                                                                   72,997                 54,678
                                                                          --------               --------
Total revenue                                                              190,176                147,233
                                                                          --------               --------

Costs and expenses:
   Cost of sales
        Hardware and software                                               63,901                 47,291
        Service                                                             35,463                 27,002
                                                                          --------               --------
  Total cost of sales                                                       99,364                 74,293


  Selling, general and administrative
    expenses                                                                52,174                 42,102
  Research and development expenses                                          8,185                  7,308
  Office closure costs                                                          --                    427
  Depreciation and amortization                                              5,695                  4,819
                                                                          --------               --------
Total costs and expenses                                                   165,418                128,949
                                                                          --------               --------

Income from operations                                                      24,758                 18,284

Non-operating income (expense):
  Interest income                                                              421                    186
  Interest expense                                                            (436)                (1,290)
  Other expense, net                                                          (769)                  (487)
                                                                          --------               --------

Income before taxes, minority interests and
  equity in net earnings of affiliates                                      23,974                 16,693

Income taxes                                                                 9,706                  6,677
                                                                          --------               --------

Income before minority interests and
  equity in net earnings of affiliates                                      14,268                 10,016


Minority interest and equity in net
  earnings of affiliates                                                      (560)                  (295)
                                                                          --------               --------

Net income                                                                $ 13,708               $  9,721
                                                                          ========               ========

Net income per common share:
  Basic                                                                   $   0.84               $   0.60
                                                                          ========               ========
  Diluted                                                                 $   0.78               $   0.57
                                                                          ========               ========

Weighted-average number of shares outstanding:
  Basic                                                                     16,412                 16,119
                                                                          ========               ========
  Diluted                                                                   17,642                 16,951
                                                                          ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1999
                            (Unaudited, in thousands)

                                                                                                 Accumulated
                                               Common Stock             Capital                     Other
                                         -----------------------       in Excess    Retained    Comprehensive
                                          Shares        Amount           of Par     Earnings        Income         Total
                                          ------        ------         --------     --------       -------        --------
Balance, June 30, 1999                    16,207          $405          $22,298     $102,860       $(6,290)       $119,273

Stock issued upon exercise of
  options                                    362             9            5,601           --            --           5,610

Stock issued for business
  acquisition                                 25             1              997           --            --             998

Income tax benefit from stock
  options exercised                           --            --            2,424           --            --           2,424
Comprehensive income
  Net income                                  --            --               --       13,707            --              --

  Foreign currency translation
    adjustments                               --            --               --           --          (661)             --
Total comprehensive income                    --            --               --           --            --          13,046
                                          ------          ----          -------     --------       -------        --------
Balance, December 31, 1999                16,594          $415          $31,320     $116,567       $(6,951)       $141,351
                                          ======          ====          =======     ========       =======        ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                                                 Six months ended December 31,
                                                                                 -----------------------------
                                                                                   1999                 1998
                                                                                 --------             -------

Net cash flows provided by operating activities:                                 $ 22,164             $10,170
                                                                                 --------             -------

Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                                                   (3,980)             (3,471)
     Proceeds on dispositions of property,
       plant and equipment                                                             74                 112
     Internally developed software                                                 (3,162)             (4,499)
     Dividends to minority owners                                                    (230)                (69)
     Purchase of net district assets                                                 (474)                 --
     Purchase of equity interest in investees                                      (2,000)                 --
     Net cash paid for acquisitions and
       minority interests                                                          (6,975)               (975)
                                                                                 --------             -------

          Net cash used in investing activities                                   (16,747)             (8,902)
                                                                                 --------             -------

Cash flows from financing activities:
     Principal payments on line of credit                                          (7,608)             (6,295)
     Principal payments on long-term debt
       and capital lease obligation                                                (2,913)             (1,588)
     Proceeds from line of credit                                                   7,600               3,898
     Proceeds from issuance of long term debt                                          --               2,995
     Proceeds from issuance of stock                                                5,610                 452
     Income tax benefit from stock options
       exercised                                                                    2,424                 105
                                                                                 --------             -------
          Net cash (used in) provided by
            financing activities                                                    5,113                (433)
                                                                                 --------             -------

Effect of exchange rate changes on cash                                               (80)                 67
                                                                                 --------             -------


Net increase (decrease) in cash and cash
  equivalents                                                                      10,450                 902
Cash and cash equivalents at beginning of period                                   22,806              13,592
                                                                                 --------             -------
Cash and cash equivalents at end of period                                       $ 33,256             $14,494
                                                                                 ========             =======

Supplemental disclosures of cash flow
  information:

     Cash paid during the period for:
          Interest                                                               $    326             $ 1,057
                                                                                 ========             =======
          Income taxes                                                           $  5,809             $ 4,226
                                                                                 ========             =======



Supplemental schedule of noncash financing and investing activities (in thousands):

In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. The purchase price of $4.8 million for OPUS consists of an up-front payment of both cash of $3.8 million and MICROS stock valued at $1.0 million. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners (See note 5 of Notes to Consolidated Financial Statements). Additionally, the selling shareholders may be entitled to earn certain earn-out payments. The payment, if any, and the amount shall be determined by an earn-out formula, based on OPUS' future financial performance.

In December 1999, the Company acquired all of the stock of Stanley Hayman and Company, Inc ("Hayman") and MICROS of South Florida, Inc ("MSF"). Hayman and MSF are affiliate companies with substantially similar shareholders. The purchase price for both companies combined was $5.0 million, which was accrued in December 1999 and paid in January 2000 (See note 5 of Notes to Consolidated Financial Statements). Additionally, the selling shareholders may be entitled to earn certain earn-out payments. The payment, if any, and the amount shall be determined by an earn-out formula, based on Hayman's and MSF's collective future financial performance.

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 1999
                (Unaudited, in thousands, except per share data)

1.      Inventories

        The components of inventories are as follows:

                                                             December 31,                          June 30,
                                                                1999                                 1999
                                                       ------------------------            ------------------------

            Raw materials                              $                  5,049            $                  4,784
            Work-in-process                                               2,128                               2,053
            Finished goods                                               27,632                              25,768
                                                       ------------------------            ------------------------
                                                       $                 34,809            $                 32,605
                                                       ========================            ========================

2.      New accounting standards

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This statement will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

        On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed its answer to the complaint in September of 1999. MICROS also filed a counterclaim against Budgetel, alleging breach of contract and defamation. The litigation is currently in the discovery phase. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.


4.      Net income per share

        Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 1999
                (Unaudited, in thousands, except per share data)

4.      Net income per share, continued

        A reconciliation of weighted average of common shares outstanding assuming dilution is as follows:

                                                             Three Months Ended                      Six Months Ended
                                                                December 31,                            December 31,
                                                          1999               1998                  1999              1998
                                                          ----               ----                  ----              ----

Net income                                                $8,570             $6,213                $13,708           $9,721
                                                          ======             ======                =======           ======

Average common shares outstanding                         16,535             16,123                 16,412           16,119
Dilutive effect of outstanding
     stock options                                         1,377                732                  1,230              832
                                                           -----                ---                  -----              ---
Average common shares outstanding
     assuming dilution                                    17,912             16,855                 17,642           16,951
                                                          ======             ======                 ======           ======

Basic net income per share                                 $0.52              $0.39                  $0.84            $0.60
                                                           =====              =====                  =====            =====
Diluted net income per share                               $0.48              $0.37                  $0.78            $0.57
                                                           =====              =====                  =====            =====


        For the three-month period ended December 31, 1999, no options were excluded from the above reconciliation, as none were anti-dilutive. For the six-month period ended December 31, 1999, 154,000 options were excluded from the above reconciliation as these options were anti-dilutive for this period. For the three and six-month periods ended December 31, 1998, 6,000 options and 4,000 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

5.      Acquisitions

        During the quarter the Company acquired five companies. The combined purchase price was $11.8 million, consisting of cash, MICROS stock, and debt. The total goodwill value as of December 31, 1999, was $11.5 million.

        In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4.8 million for OPUS consists of an up-front payment of both cash and MICROS stock. An additional payment of $.5 million was paid in January 2000 for the purchase of Opus. Goodwill related to this acquisition was $5.8 million at December 31, 1999, and is being amortized over seven years. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months, 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented.

        In December 1999, the Company acquired all of the stock of Stanley Hayman and Company, Inc. ("Hayman") and Micros of South Florida, Inc.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 1999
                (Unaudited, in thousands, except per share data)


5.      Acquisitions, continued

        ("MSF"). The purchase price for both companies was $5.0 million, which was paid in January 2000. The goodwill related to this acquisition was $3.9 million as of December 31, 1999, and is being amortized over seven years. Additionally, the former shareholders have the right to earn six additional earn-out payments based upon Hayman and MSF revenues. The pro forma effects of this acquisition are immaterial are not presented.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter and Six Month Comparisons

        The Company recorded diluted net income of $0.48 per common share in the second quarter of fiscal 2000, compared with diluted net income of $0.37 per share in the second quarter of fiscal 1999. Net income for the six months ended December 31, 1999, on a diluted basis, was $0.78 per share compared with $0.57 per common share for the first six months of fiscal 1999. For the quarter and year-to-date, the increased net income was primarily due to higher sales volumes generating a higher gross margin in absolute dollars and lower operating expenses as a percentage of sales.

        Revenue of $102.7 million for the second quarter of fiscal 2000 increased $22.2 million, or 27.5%, compared to the same period last year. For the first six months of fiscal 2000, revenue increased $42.9 million to $190.2 million, or 29.2%, over the same period in fiscal 1999. A comparison of the sales mix for fiscal years 2000 and 1999 is as follows:

                               Three Months Ended                Six Months Ended
                                  December 31,                      December 31,
                               1999          1998                1999          1998
                               ----          ----                ----          ----

       Hardware                45.3%         45.8%               44.5%         43.4%
       Software                16.8%         17.6%               17.1%         19.5%
       Service                 37.9%         36.6%               38.4%         37.1%
                              ------        ------              ------        ------
                              100.0%        100.0%              100.0%        100.0%
                              ======        ======              ======        ======

        For the quarter, both hardware and software sales continued to increase in absolute dollars, but declined as a percentage of sales primarily due to the continued growth of the Company's service business. Service sales increased in absolute dollars and as a percentage of total sales for the second quarter in comparison to the prior year primarily due to increased installation revenue. On a year-to-date basis, hardware sales increased as a percentage of total sales while software sales decreased. Hardware sales increased primarily due to increased sales of the Company's own PCWS ("PC Workstation"). Service sales increased in absolute dollars and as a percentage of total sales on a year-to-date basis primarily due to increased installation and support revenues.

        Combined hardware and software revenues for the second quarter of fiscal 2000 increased $12.7 million, or 24.9%, while service revenues increased $9.4 million, or 32.0%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $24.6 million, or 26.6%, while service revenues increased $18.3 million, or 33.5%, over the same period a year earlier.

        Cost of sales, as a percentage of revenue, increased to 51.8% for the second quarter of fiscal 2000 from 50.7% for the second quarter of fiscal 1999. For the first six months of fiscal 2000 and 1999, cost of sales, as a percentage of revenue, was 52.3% and 50.5% respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 54.0% in the second quarter of fiscal 2000 compared to 52.2% for the same quarter a

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Results of Operations - Second Quarter and Six Month Comparisons, continued

year earlier and 54.5% compared to 51.1% for the first six months of fiscal 2000 and 1999, respectively. For the quarter, this increase was the result of increased sales of lower margin third party software. The year to date increase is primarily due to the increase of hardware sales as a percentage of total hardware and software sales.

        Service costs, as a percentage of service revenue, increased to 48.2% in the second quarter of fiscal 2000 compared to 47.9% in the same quarter in fiscal 1999. Service costs, as a percentage of service revenue, decreased to 48.6% in the first six months of fiscal 2000 compared to 49.4% for the same period in fiscal 1999. The second quarter increase in comparison to the prior year was due to additional expenses incurred to resolve potential Year 2000 issues. The year-to-date decrease in comparison to the prior year was due to continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs.

        Selling, general and administrative expenses increased $5.0 million, or 22.5%, in the second quarter of fiscal 2000 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 26.6% in the second quarter of fiscal 2000 compared to 27.7% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, selling, general and administrative expenses, as a percentage of revenue, were 27.4% compared to 28.6% for the same period a year earlier. For both the quarter and year-to-date, these decreases are due to sales growth at a rate in excess of these expenses.

        Research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $0.8 million, or 22.4%, in the second quarter of fiscal 2000 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $1.7 million in the second quarter of fiscal 2000 and $2.1 million in the second quarter of fiscal 1999, increased $0.4 million, or 7.1%, compared to the same period a year earlier. This increase in absolute dollars for the three-month period is primarily due to increased expenditures for the Company's restaurant business. For the first six months of fiscal 2000, research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $0.9 million, or 12.0%, compared to the same period a year earlier. Actual research and development expenditures for the first six months of fiscal 2000, including capitalized software development costs of $3.2 million, decreased $.5 million, or 3.9%, compared to the same period a year earlier. The decrease in absolute dollars for the six-month period is primarily due to decreased expenditures in the Company's hotel business during the second quarter of fiscal 2000.

        Office closure costs relate to follow-on costs incurred in the first quarter of fiscal 1999 associated with the Company's fourth quarter of fiscal 1998 permanent closure of its facility in Munich, Germany. These costs relate to the relocation of former Munich employees to their new places of employment within the Company.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Results of Operations - Second Quarter and Six Month Comparisons, continued

        Income from operations for the second quarter of fiscal 2000 was $14.7 million, or 14.4% of revenue, compared to income of $11.4 million, or 14.2% of revenue, in the same period a year earlier. For the first six months of fiscal 2000, income from operations was $24.8 million compared to income of $18.3 million a year earlier. For both the second quarter and first six months of fiscal 1999, the Company's higher dollar income from operations is primarily due to higher sales volumes generating a higher gross margin in absolute dollars.

        Interest expense decreased $0.3 million to $0.3 million, or 49.5%, for the second quarter of fiscal 2000 from $0.6 million for the same period a year ago. Interest expense for the first six months in fiscal 2000 was $0.4 million compared to $1.3 million, a decrease of 66.2%, for the comparable period in fiscal 1999. The quarter and year-to-date decrease was primarily due to the Company's lower overall debt level during the first six months of fiscal 2000 in comparison to the same period a year ago.

        The effective tax rate for the second quarter and year-to-date of fiscal year 2000 was 40.5% compared to 40.0% for the second quarter and year-to-date of fiscal year 1999. The increase is due to a shift in the mix of earnings towards countries with higher tax rates.

Year 2000

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

        On the basis of information currently available, MICROS believes that it did not experience any material problems relating to the Year 2000 issues. While MICROS did uncover certain minor issues relating to date dependent data, none were material and all were promptly addressed. Accordingly, the Year 2000 task force has been disbanded, and any remaining issues that may surface will be handled through the Company's customer service organization. Nonetheless, the Company will continue to monitor products to attempt to assure that there are no uncorrected problems. While the Company believes it has diligently addressed the Year 2000 issues and that it has satisfactorily resolved any Year 2000 problems, it is possible hitherto undetected problems could be uncovered in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Results of Operations - Second Quarter and Six Month Comparisons, continued

Year 2000 Compliance Costs

        To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 have been charged to expense as incurred. All of these costs were funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $2.0 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new Year 2000 compliant internal management information systems, which address a large variety of informational and processing needs, are approximately $7.4 million.

Euro Conversion

        On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of December 31, 1999, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

Liquidity and Capital Resources

        The Company has a $45.0 million multi-currency unsecured committed line of credit, which was renewed during the second quarter of fiscal 2000 for an additional one-year period, expiring on December 31, 2000. The line of credit was increased from $35.0 million to $45.0 million pursuant to an amendment entered into during the second quarter of fiscal 1999. The Company

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Results of Operations - Second Quarter and Six Month Comparisons, continued

has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $7.7 million at the December 31, 1999 exchange rate). Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt.

        As of December 31, 1999, the Company had borrowed approximately $2.6 million and has approximately $50.1 million available. There were no borrowings under the line of credit. The Company's DM-denominated borrowings under these credit facilities amounted to DM 5.0 million (approximately $2.6 million at the December 31, 1999 exchange rate).

        As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

        Net cash provided by operating activities for the six months ended December 31, 1999 was $22.2 million. The Company used $16.7 million in investing activities, primarily for the purchase of acquisitions, purchase of an equity interest and the purchase of property, plant and equipment. Net financing activities for the first six months of fiscal 2000 provided $5.1 million, primarily for the issuance of common stock.

        The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 2000 will continue to increase approximately $6.0 million over fiscal 1999 expenditures, of which approximately $4.7 million will be for the purchase of furniture and fixtures and leasehold improvements for its new headquarters building.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Results of Operations - Second Quarter and Six Month Comparisons, continued

        Moreover, some of the statements contained herein not based on historic facts are forward-looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 POS and 3400 QSR systems; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1999.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company has experienced rapid growth internationally. MICROS' significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 26 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. While the Company has not to date invested in financial instruments designed to protect against currency fluctuations, the Company will continue to evaluate the need to do so in the future.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

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

        On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed its answer to the complaint in September of 1999. MICROS also filed a counterclaim against Budgetel, alleging breach of contract and defamation. The litigation is currently in the discovery phase. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

Items 2 and 3.  Changes in Securities and Use of Proceeds

        No events occurred during the quarter covered by the report that would require a response to this item.

Item 4.     Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on November 19, 1999. A quorum was present and shareholders voted on the following matters:

        1. Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:

      Nominee                         For                     Vote Witheld(Abstain)
      -------                         ---                     ------------

      Louis M. Brown, Jr.             12,881,666                265,439
      Daniel Cohen                    12,881,656                265,449
      A.L. Giannopoulos               12,880,156                266,949
      F. Suzanne Jenniches            12,881,261                265,844
      John G. Puente                  12,879,321                267,784
      Dwight S. Taylor                12,873,361                273,744

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999

Part II - Other Information, continued

        2. Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent public accountants for the Company for the fiscal year ending June 30, 2000. A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 13,104,115 shares voted in the affirmative; a total of 12,080 shares voted in the negative; and a total of 30,910 shares abstained from the vote.

        3. Approval of Amendment to Stock Option Plan

The shareholders voted 8,938,958 shares in the affirmative and 2,432,042 shares in the negative with respect to an amendment to the 1991 Stock Option Plan. A total of 60,227 shares abstained from the vote, and there were 1,715,878 broker non-votes. The amendment modifies the 1991 Stock Option Plan by increasing the number of shares available under the 1991 Stock Option Plan by 1,000,000, with the aggregate number of shares that can be issued under the plan being 5,500,000. As the requisite number of shares required for approval was obtained, the amendment was approved.

Item 5.     Other Information

        None

Item 6.     Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        Exhibit 10. - hotelBANK, Inc. 1999 Omnibus Stock Incentive Plan, with Restricted Stock Award Agreement.

                        Exhibit 27 - Financial Data Schedule

                (b)     Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      MICROS SYSTEMS, INC.
                                                    ------------------------
                                                         (Registrant)

February 14, 2000                                   /s/ Gary C. Kaufman
------------------------                                ---------------
                                                    Gary C. Kaufman
                                                    Executive Vice President,
                                                    Finance and Administration/
                                                    Chief Financial Officer

February 14, 2000                                   /s/ Roberta J. Watson
------------------------                                -----------------
                                                    Roberta J. Watson
                                                    Senior Vice President and
                                                    Controller

                                  EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------

10.          hotelBANK, Inc. 1999 Omnibus Stock Incentive Plan,         22
             with Restricted Stock Award Agreement.

27.          Financial Data Schedule                                   N/A