Form 10-Q
period 2000-03-31
MICROS SYSTEMS INC
filed 2000-05-15
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000
                          Commission file number 0-9993

                              MICROS SYSTEMS, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              MARYLAND                                      52-1101488
        -----------------------------------------------------------------
         (State of incorporation)                        (I.R.S. Employer
                                                    Identification Number)

          7031 Columbia Gateway Drive, Columbia, Maryland     21046-2289
        -----------------------------------------------------------------
            (Address of principal executive offices)          (Zip code)

        Registrant's telephone number, including area code:   443-285-6000
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


As of March 31, 2000, there were 17,246,290 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                      For the Quarter Ended March 31, 2000

                         PART I - Financial Information

Item 1. Financial Statements

                                     General

       The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 1999 and its Forms 10-Q for the quarters ended September 30, 1999 and December 31, 1999, as filed with the Securities and Exchange Commission.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                      March 31,           June 30,
                                                                        2000                1999
                                                                      ---------           ---------
ASSETS
Current assets:
     Cash and cash equivalents                                        $  35,759           $  22,806
     Accounts receivable, net of allowance for doubtful
        accounts of $4,482 at March 31,
        2000 and $3,618 at June 30, 1999                                106,601             101,019
     Inventories                                                         40,595              32,605
     Deferred income taxes                                                5,633               5,637
     Prepaid expenses and other current assets                           12,440              11,040
                                                                      ---------           ---------
           Total current assets                                         201,028             173,107

Property, plant and equipment, net of accumulated
     depreciation and amortization of $29,131 at
     March 31, 2000 and $23,720 at June 30, 1999                         20,096              15,687
Deferred income taxes, non-current                                        3,942               4,186
Goodwill and intangible assets, net of accumulated
     amortization of $11,729 at March 31, 2000
     and $8,946 at June 30, 1999                                         28,131              16,255
 Purchased and internally developed software costs,
     net of accumulated amortization of $11,241 at
     March 31, 2000 and $9,258 at June 30, 1999                          25,618              22,607
Other assets                                                                325                 288
                                                                      ---------           ---------

Total assets                                                          $ 279,140           $ 232,130
                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                             $      --           $       8
     Current portion of long-term debt                                      230                 357
     Current portion of capital lease obligations                            21                  98
     Accounts payable                                                    29,036              28,041
     Accrued expenses and other current liabilities                      37,577              38,195
     Income taxes payable                                                 7,914              14,113
     Deferred income taxes                                                  782                 754
     Deferred service revenue                                            22,594              16,240
                                                                      ---------           ---------
           Total current liabilities                                     98,154              97,806

Other liabilities, non-current                                                5                  --
Long-term debt, net of current portion                                    2,444               5,368
Capital lease obligations, net of current portion                           400                 325
Deferred income taxes, non-current                                        8,071               8,098
Minority interests                                                        1,565               1,260
                                                                      ---------           ---------
           Total liabilities                                            110,639             112,857
                                                                      ---------           ---------
Commitments and contingencies
Shareholders' equity:
     Common stock, $0.025 par; authorized
       50,000 shares; issued and outstanding 17,246
       at March 31, 2000 and 16,207 at June 30, 1999                        431                 405
     Capital in excess of par                                            50,670              22,298
     Retained earnings                                                  126,792             102,860
     Accumulated other comprehensive income                              (9,392)             (6,290)
                                                                      ---------           ---------
           Total shareholders' equity                                   168,501             119,273
                                                                      ---------           ---------

Total liabilities and shareholders' equity                            $ 279,140           $ 232,130
                                                                      =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                2000                 1999
                                                                ----                 ----
Revenue:
  Hardware and software                                       $ 55,711             $ 54,962
  Service                                                       36,242               30,159
                                                              --------             --------
Total revenue                                                   91,953               85,121
                                                              --------             --------
Costs and expenses:
  Cost of sales
       Hardware and software                                    20,265               27,986
       Service                                                  19,726               13,913
                                                              --------             --------
  Total cost of sales                                           39,991               41,899


  Selling, general and administrative
       expenses                                                 27,325               24,082
  Research and development expenses                              4,491                3,591
  Depreciation and amortization                                  3,167                2,456
                                                              --------             --------
Total costs and expenses                                        74,974               72,028
                                                              --------             --------

Income from operations                                          16,979               13,093

Non-operating income (expense):
  Interest income                                                  261                  144
  Interest expense                                                 (43)                (496)
  Other income, net                                                289                  519
                                                              --------             --------

Income before taxes, minority interests and
  equity in net earnings of affiliates                          17,486               13,260

Income taxes                                                     7,081                5,303
                                                              --------             --------
Income before minority interests and equity in
  net earnings of affiliates                                    10,405                7,957

Minority interest and equity in net
  earnings of affiliates                                          (181)                (269)
                                                              --------             --------

Net income                                                    $ 10,224             $  7,688
                                                              ========             ========

Net income per common share:
  Basic                                                       $   0.60             $   0.48
                                                              ========             ========
  Diluted                                                     $   0.56             $   0.45
                                                              ========             ========

Weighted-average number of shares outstanding:
  Basic                                                         17,080               16,141
                                                              ========             ========
  Diluted                                                       18,356               17,044
                                                              ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                Nine Months Ended March 31,
                                                                ---------------------------
                                                                 2000                 1999
                                                                 ----                 ----
Revenue:
  Hardware and software                                       $ 172,890             $ 147,517
  Service                                                       109,239                84,837
                                                              ---------             ---------
Total revenue                                                   282,129               232,354
                                                              ---------             ---------

Costs and expenses:
  Cost of sales
       Hardware and software                                     84,166                75,277
       Service                                                   55,189                40,915
                                                              ---------             ---------
  Total cost of sales                                           139,355               116,192


  Selling, general and administrative
       expenses                                                  79,499                66,184
  Research and development expenses                              12,676                10,899
  Office closure costs                                               --                   427
  Depreciation and amortization                                   8,862                 7,275
                                                              ---------             ---------
Total costs and expenses                                        240,392               200,977
                                                              ---------             ---------

Income from operations                                           41,737                31,377

Non-operating income (expense):
  Interest income                                                   682                   330
  Interest expense                                                 (479)               (1,786)
  Other (expense) income, net                                      (480)                   32
                                                              ---------             ---------

Income before taxes, minority interests and
  equity in net earnings of affiliates                           41,460                29,953

Income taxes                                                     16,787                11,980
                                                              ---------             ---------

Income before minority interests and equity in
  net earnings of affiliates                                     24,673                17,973

Minority interest and equity in net
  earnings of affiliates                                           (741)                 (564)
                                                              ---------             ---------

Net income                                                    $  23,932             $  17,409
                                                              =========             =========

Net income per common share:
  Basic                                                       $    1.44             $    1.08
                                                              =========             =========
  Diluted                                                     $    1.34             $    1.03
                                                              =========             =========

Weighted-average number of shares outstanding:
  Basic                                                          16,635                16,127
                                                              =========             =========
  Diluted                                                        17,880                16,982
                                                              =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2000
                            (Unaudited, in thousands)

                                                                                                    Accumulated
                                                Common Stock            Capital                        Other
                                               --------------          in Excess       Retained    Comprehensive
                                            Shares        Amount         of Par        Earnings        Income           Total
                                            ------        ------         ------        --------        ------           -----
Balance, June 30, 1999                      16,207       $    405       $ 22,298       $102,860       $ (6,290)       $119,273
Stock issued upon exercise of
  options                                    1,014             25         16,916             --             --          16,941
Stock issued for business
  acquisition                                   25              1            997             --             --             998
Income tax benefit from stock
  options exercised                             --             --         10,459             --             --          10,459
Comprehensive income
  Net income                                    --             --             --         23,932             --              --
  Foreign currency translation
    adjustments                                 --             --             --             --         (3,102)             --
Total comprehensive income                      --             --             --             --             --          20,830
                                          --------       --------       --------       --------       --------        --------
Balance, March 31, 2000                     17,246       $    431       $ 50,670       $126,792       $ (9,392)       $168,501
                                          ========       ========       ========       ========       ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                                   Nine months ended March 31,
                                                                   ---------------------------
                                                                    2000               1999
                                                                    ----               ----
Net cash flows provided by operating activities:                  $ 17,530            $ 29,767
                                                                  --------            --------
Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                                    (9,045)             (4,812)
     Proceeds on dispositions of property,
       plant and equipment                                              88                 757
     Internally developed software                                  (5,603)             (6,029)
     Dividends to minority owners                                     (103)                (69)
     Purchase of net district assets                                  (642)                 --
     Purchase of equity interest in investees                       (2,000)                 --
     Net cash paid for acquisitions, minority
       interests and contingent earn-out payments                  (11,831)             (1,675)
                                                                  --------            --------

          Net cash used in investing activities                    (29,136)            (11,828)
                                                                  --------            --------

Cash flows from financing activities:
     Principal payments on line of credit                           (9,108)            (17,894)
     Principal payments on long-term debt
       and capital lease obligation                                 (3,021)             (2,150)
     Proceeds from line of credit                                    9,100               3,898
     Proceeds from issuance of long term debt                           --               2,995
     Proceeds from issuance of stock                                16,941                 907
     Income tax benefit from stock options
       exercised                                                    10,459                 240
                                                                  --------            --------
          Net cash provided by (used in)
            financing activities                                    24,371             (12,004)
                                                                  --------            --------

Effect of exchange rate changes on cash                                188                 228
                                                                  --------            --------
Net increase in cash and cash equivalents                           12,953               6,163
Cash and cash equivalents at beginning of period                    22,806              13,592
                                                                  --------            --------
Cash and cash equivalents at end of period                        $ 35,759            $ 19,755
                                                                  ========            ========

Supplemental disclosures of cash flow
information:

     Cash paid during the period for:
          Interest                                                $    407            $  1,741
                                                                  ========            ========
          Income taxes                                            $  8,260            $  6,232
                                                                  ========            ========


Supplemental schedule of non-cash financing and investing activities (in thousands):

In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4.8 million for OPUS consists of an up-front payment of both cash of $3.8 million and MICROS stock valued at $1.0 million. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. An additional payment of $.5 million was paid in January 2000 for the purchase of Opus. Goodwill related to this acquisition was $6.2 million at March 31, 2000, and is being amortized over seven years. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months, 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented.

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2000
                (Unaudited, in thousands, except per share data)

1.     Inventories

       The components of inventories are as follows:


                                         March 31,           June 30,
                                            2000                1999
                                         ---------           ---------
Raw materials                            $   6,123           $   4,784
Work-in-process                              2,066               2,053
Finished goods                              32,406              25,768
                                         ---------           ---------
                                         $  40,595           $  32,605
                                         =========           =========


2.     New accounting standards

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company is currently evaluating the impact, if any, of SFAS No. 133.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This statement will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

3.     Legal proceedings

       MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

       On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed its answer to the complaint in September of 1999. MICROS also filed a counterclaim against Budgetel, alleging breach of contract and defamation. Although the discovery phase of the litigation has been substantially completed, no trial date has been scheduled. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2000
                (Unaudited, in thousands, except per share data)

4.     Net income per share

       Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

       A reconciliation of weighted average of common shares outstanding assuming dilution is as follows:

                                                    Three Months Ended                Nine Months Ended
                                                          March 31,                        March 31,
                                                   2000             1999              2000            1999
                                                   ----             ----              ----            ----
Net income                                        $10,224          $ 7,688          $23,932          $17,409
                                                  =======          =======          =======          =======

Average common shares outstanding                  17,080           16,141           16,635           16,127

Dilutive effect of outstanding
  stock options                                     1,276              903            1,245              855
                                                  -------          -------          -------          -------

Average common shares outstanding
  assuming dilution                                18,356           17,044           17,880           16,982
                                                  =======          =======          =======          =======

Basic net income per share                        $  0.60          $  0.48          $  1.44          $  1.08
                                                  =======          =======          =======          =======
Diluted net income per share                      $  0.56          $  0.45          $  1.34          $  1.03
                                                  =======          =======          =======          =======

       For the three-month period ended March 31, 2000, no options were excluded from the above reconciliation, as none were anti-dilutive. For the nine-month period ended March 31, 2000, 325 (thousand) options were excluded from the above reconciliation as these options were anti-dilutive for this period. For the three and nine-month periods ended March 31, 1999, 9 (thousand) options and 5 (thousand) options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

5.     Segment reporting data

       The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. The Company's principal customers are lodging and food service-related businesses. MICROS is organized and operates in two segments: U.S. and International. The international segment is primarily in Europe and the Pacific Rim. For purposes of applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we consider the U.S. and International products and services to be similar; however, management views them separately in operating the business. The following information is presented in accordance with the requirements of SFAS No.
       131. Prior period amounts have been restated in accordance with the requirements of the new standard.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2000
                (Unaudited, in thousands, except per share data)

5.  Segment reporting data, continued

       A summary of the Company's operating segments is as follows (in thousands):


                                                   Three Months Ended                     Nine Months Ended
                                                        March 31,                              March 31,
                                                 2000               1999               2000                 1999
                                                 ----               ----               ----                 ----
Revenues (1):
   United States                              $  41,746           $  46,167           $ 140,470           $ 117,074
   International                                 63,092              49,486             178,974             146,838
   Intersegment eliminations                    (12,885)            (10,533)            (37,315)            (31,558)
                                              ---------           ---------           ---------           ---------

     Total revenues                           $  91,953           $  85,121           $ 282,129           $ 232,354
                                              =========           =========           =========           =========

Income before taxes, minority
interests, and equity in net
earnings of affiliates (1):
   United States                              $   5,662           $   4,675           $   8,073           $   5,068
   International                                 20,120              15,619              58,169              45,725
   Intersegment eliminations                     (8,296)             (7,034)            (24,782)            (20,840)
                                              ---------           ---------           ---------           ---------
     Total income before taxes,
     minority interests, and
     equity in net earnings of
     affiliates                               $  17,486           $  13,260           $  41,460           $  29,953
                                              =========           =========           =========           =========



                                                   Mar 31,          Jun 30,
                                                    2000             1999
                                                    ----             ----
Identifiable assets (2):
   United States                                  $148,258          $122,588
   International                                   130,882           109,542
   Intersegment eliminations                            --                --
                                                  --------          --------

     Total identifiable assets                    $279,140          $232,130
                                                  ========          ========

(1) Amounts based on the location of the customer.

(2) Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter and Nine Month Comparisons

       The Company recorded diluted net income of $0.56 per common share in the third quarter of fiscal 2000, compared with diluted net income of $0.45 per common share in the third quarter of fiscal 1999. Net income for the nine months ended March 31, 2000, on a diluted basis, was $1.34 per share compared with $1.03 per common share for the first nine months of fiscal 1999. For the quarter, the increased net income was primarily due to higher sales volumes and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses as a percentage of sales. The year-to-date increase in net income was primarily due to higher sales volumes along with lower operating expenses as a percentage of sales.

       Revenue of $92.0 million for the third quarter of fiscal 2000 increased $6.8 million, or 8.0%, compared to the same period last year. For the first nine months of fiscal 2000, revenue increased $49.8 million to $282.1 million, or 21.4%, over the same period in fiscal 1999. A comparison of the sales mix for fiscal years 2000 and 1999 is as follows:


                             Three Months Ended             Nine Months Ended
                                 March 31,                      March 31,
                           2000            1999            2000            1999
                           ----            ----            ----            ----
Hardware                   35.3%           44.3%           41.5%           43.7%
Software                   25.3%           20.3%           19.8%           19.8%
Service                    39.4%           35.4%           38.7%           36.5%
                          -----           -----           -----           -----
                          100.0%          100.0%          100.0%          100.0%
                          =====           =====           =====           =====

       For the quarter, hardware sales decreased in absolute dollars and as a percentage of total revenue over the prior year primarily due to decreased demand for the Company's 8700 series and computer equipment. Software sales increased in absolute dollars and as a percentage of total revenue primarily due to the sale of large hotel software contracts in the third quarter of fiscal 2000 compared to fiscal 1999. Service sales increased in absolute dollars and as a percentage of total sales for the third quarter in comparison to the prior year primarily due to increased maintenance revenues associated with new and existing customers. On a year-to-date basis, hardware sales decreased as a percentage of total sales while software sales remained constant as a percentage of total sales. Hardware sales increased in absolute dollars, however decreased as a percentage of total sales primarily due to the hardware growth rate being lower than the growth rate of the service business. Service sales increased in absolute dollars and as a percentage of total sales on a year-to-date basis primarily due to increased installation and support revenues.

       Combined hardware and software revenues for the third quarter of fiscal 2000 increased $0.7 million, or 1.4%, while service revenues increased $6.1 million, or 20.2%, over the same period a year earlier. On a year-to-date basis, hardware and software sales increased $25.4 million, or 17.2%, while service revenues increased $24.4 million, or 28.8%, over the same period a year earlier.

       Cost of sales, as a percentage of revenue, decreased to 43.5% for the third quarter of fiscal 2000 from 49.2% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000 and 1999, cost of sales, as a percentage of revenue, was 49.4% and 50.0%, respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 36.4% in the third quarter of fiscal 2000 compared to 51.0% for the same quarter a year earlier and 48.7% compared to 51.0%

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended March 31, 2000

Results of Operations - Third Quarter and Nine Month Comparisons, continued

for the first nine months of fiscal 2000 and 1999, respectively. For the quarter and year-to-date this decrease was primarily due to the third quarter sales distribution mix of decreased sales in the lower margin point-of-sale major account channel and increased sales in the higher margin international subsidiaries and dealer channels. The decrease in cost of sales is also due to higher software sales as a percentage of revenue as compared to prior fiscal year.

       Service costs, as a percentage of service revenue, increased to 54.4% in the third quarter of fiscal 2000 compared to 46.1% in the same quarter in fiscal 1999. Service costs, as a percentage of service revenue, increased to 50.5% in the first nine months of fiscal 2000 compared to 48.2% for the same period in fiscal 1999. The third quarter increase in comparison to the prior year was due primarily to the decrease of the installation revenue of hardware. The year-to-date increase in comparison to the prior year was due to additional expenses incurred to resolve potential Year 2000 issues in the second quarter and the decrease of installation revenue in the third quarter.

       Selling, general and administrative expenses increased $3.2 million, or 13.5%, in the third quarter of fiscal 2000 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 29.7% in the third quarter of fiscal 2000 compared to 28.3% in the third quarter of fiscal 1999 due primarily to increased personnel costs required to meet current and anticipated sales growth. For the first nine months of fiscal 2000, selling, general and administrative expenses, as a percentage of revenue, were 28.2% compared to 28.5% for the same period a year earlier. The year-to-date decrease is due to sales growth at a rate in excess of these expenses.

       Research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $0.9 million, or 25.1%, in the third quarter of fiscal 2000 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.4 million in the third quarter of fiscal 2000 and $1.5 million in the third quarter of fiscal 1999, increased $1.8 million, or 35.4%, compared to the same period a year earlier. This increase in absolute dollars for the three-month period is primarily due to increased expenditures in the Company's restaurant business. For the first nine months of fiscal 2000 compared to fiscal 1999, research and development expenses (exclusive of capitalized software development costs), which consist primarily of internal and sub-contracted labor costs, increased $1.8 million, or 16.3%, compared to the same period a year earlier. Actual research and development expenditures for the first nine months of fiscal 2000, including capitalized software development costs of $5.6 million in 2000 and $6.0 million in 1999, increased $1.4 million, or 8.0%, compared to the same period a year earlier. The increase in absolute dollars for the nine-month period is primarily due to increased expenditures for the Company's restaurant business.

       Office closure costs relate to follow-on costs incurred in the first quarter of fiscal 1999 associated with the Company's fourth quarter of fiscal 1998 permanent closure of its facility in Munich, Germany. These costs relate to the relocation of former Munich employees to their new places of employment within the Company.

       Income from operations for the third quarter of fiscal 2000 was $17.0 million, or 18.5% of revenue, compared to income of $13.1 million, or 15.4% of revenue, in the same period a year earlier. For the first nine months of fiscal 2000, income from

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended March 31,2000

Results of Operations - Third Quarter and Nine Month Comparisons, continued

operations was $41.7 million compared to income of $31.4 million a year earlier. The third quarter income from operations increased over the prior year's comparable period due to higher sales and increased gross margins, partially offset by higher operating expenses as a percentage of sales. For the first nine months of fiscal 2000, the Company's higher dollar income from operations is primarily due to higher sales and lower operating expenses as a percentage of sales.

       Interest expense decreased $0.5 million, or 91.3%, for the third quarter of fiscal 2000 compared to the same period a year ago. Interest expense for the first nine months in fiscal 2000 was $0.5 million compared to $1.8 million, a decrease of 73.2%, for the comparable period in fiscal 1999. The quarter and year-to-date decrease was primarily due to the Company's lower average debt level during fiscal 2000 in comparison to the same period a year ago. Interest income increased $0.1 million for the third quarter of fiscal 2000 compared to the same period a year ago. Interest income for the first nine months in fiscal 2000 was $0.7 million compared to $0.3 million, an increase of 106.7%, for the comparable period in fiscal 1999. The quarter and year-to-date increase is due primarily to the Company's higher average cash balance during fiscal year 2000 compared to fiscal year 1999.

       The effective tax rate for the third quarter and year-to-date of fiscal year 2000 was 40.5% compared to 40.0% for the third quarter and year-to-date of fiscal year 1999. The increase is due to a shift in the mix of earnings towards countries with higher tax rates.

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

       On the basis of information currently available, MICROS believes that it did not experience any material problems relating to the Year 2000 issues. While MICROS did uncover certain minor issues relating to date dependent data, none were material and all were promptly addressed. Accordingly, the Year 2000 task force had been disbanded in February 2000. Any remaining issues that may surface will be handled through the Company's customer service organization. Nonetheless, the Company will continue to monitor products to attempt to assure that there are no uncorrected problems. While the Company believes it has diligently addressed the Year 2000 issues and that it has satisfactorily resolved any Year 2000 problems, it is possible hitherto undetected problems could be uncovered in the future.

Year 2000 Compliance Costs

       To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 have been charged to expense as

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended March 31,2000

Results of Operations - Third Quarter and Nine Month Comparisons, continued

incurred. All of these costs were funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $2.2 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new Year 2000 compliant internal management information systems, which address a large variety of informational and processing needs, are approximately $8.8 million.

Euro Conversion

       On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of March 31, 2000, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

Liquidity and Capital Resources

       The Company has a $45.0 million multi-currency unsecured committed line of credit, which was renewed during the second quarter of fiscal 2000 for an additional one-year period, expiring on December 31, 2000. The line of credit was increased from $35.0 million to $45.0 million pursuant to an amendment entered into during the second quarter of fiscal 1999. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. In addition, the Company has a credit facility from a European bank in the amount of DM 15.0 million (approximately $7.3 million at the March 31, 2000 exchange rate). Under the terms of this facility, the Company may, at its option, borrow in the form of a line of credit or in the form of term debt.

       As of March 31, 2000, the Company had borrowed approximately $2.4 million and has approximately $49.9 million available. There were no borrowings under the line of credit. The Company's DM-denominated borrowings under these credit facilities amounted to DM 5.0 million (approximately $2.4 million at the March 31, 2000 exchange rate).

       As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis,

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended March 31,2000

Results of Operations - Third Quarter and Nine Month Comparisons, continued

the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

       Net cash provided by operating activities for the nine months ended March 31, 2000 was $17.5 million. The Company used $29.1 million in investing activities, primarily for acquisitions, the purchase of property, plant and equipment and internally developed software. Net financing activities for the first nine months of fiscal 2000 provided $24.4 million, primarily from the issuance of common stock.

       The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 2000 will continue to increase approximately $8.0 million over fiscal 1999 expenditures, of which, approximately $4.7 million will be for the purchase of furniture and fixtures and leasehold improvements for its new headquarters building.

Summary

       The Company has recently experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems, property management information systems and related products for the hospitality industry. Although the Company currently anticipates continued revenue growth at a rate in excess of such market, and therefore an increase in its overall market share, it does not expect to maintain growth at recent levels and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects this to continue. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software and services, to prevent future declines in the Company's overall gross margin.

       Moreover, some of the statements contained herein not based on historic facts are forward-looking statements that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 POS and 8700 systems; introduction by competitors of less costly hardware products; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise, especially in light of tightened labor markets; adverse economic or political conditions; unexpected currency fluctuations and devaluation of those currencies in which the Company conducts its business; impact of competitive products, including new Internet based products; product development delays; technological difficulties associated with new product releases, including those with respect to the next generation Internet technologies; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1999.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       The Company has experienced rapid growth internationally. MICROS' significant international business and presence exposes the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 28 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies may at times be offset by favorable advances in other currencies. Recent weakness in certain European currencies has, however, adversely impacted the financial performance of the Company. Such weakness may have a continued adverse effect on the financial performance of the Company. While the Company has not to date invested in financial instruments designed to protect against currency fluctuations, the Company will continue to evaluate the need to do so in the future.

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

       Further, the Company is subject to political risk, especially in developing countries with uncertain or unstable political structures or regimes. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, especially in light of the recent weak Asian economic conditions. The Company does not believe at this time that it is exposed to unusual political risk that could have a material adverse impact on the Company.

       Finally, the Company's unsecured committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

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

       On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed its answer to the complaint in September of 1999. MICROS also filed a counterclaim against Budgetel, alleging breach of contract and defamation. Although the discovery phase of the litigation has been substantially completed, no trial date has been scheduled. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

Items 2 through 4.

       No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.    Other Information

       In March 2000, MICROS commenced the relocation of its corporate headquarters from Beltsville, Maryland to Columbia, Maryland. In accordance with the terms of the lease agreement (the "Lease Agreement") between MICROS and Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation, MICROS shall lease for a ten-year term the full 250,000 square foot building located on a twenty acre parcel in Columbia, Maryland.

       The annual amount of the lease liabilities under the Lease Agreement shall exceed the former corporate headquarters lease liabilities by approximately $1.5 million per year, which represents an additional 73,000 square feet at $21.00 per square foot to accommodate recent and planned growth. Moreover, MICROS has incurred and anticipates incurring certain additional one-time expenses associated with the relocation to the new facility. These one-time relocation expenses are approximately $0.6 million.

Item 6.    Exhibits and Reports on Form 8-K

           (a)       Exhibits

                     Exhibit 27 - Financial Data Schedule

           (b)       Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICROS SYSTEMS, INC.
                                     -----------------------------
                                             (Registrant)

May 15, 2000                         /s/ Gary C. Kaufman
---------------------                    ---------------
                                     Gary C. Kaufman
                                     Executive Vice President, Finance and
                                     Administration/Chief Financial Officer


May 15, 2000                         /s/ Roberta J. Watson
---------------------                    -----------------
                                     Roberta J. Watson
                                     Senior Vice President and Controller

                                  EXHIBIT INDEX

                                                                     Sequentially
Exhibit                                                              Numbered Page
-------                                                              -------------
27.                  Financial Data Schedule                              N/A