Form 10-K
period 2000-06-30
MICROS SYSTEMS INC
filed 2000-09-28
CIK 320345

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Transition Period From ____________to__________
                         Commission File Number 0-9993

                              MICROS SYSTEMS, INC.
                              --------------------

             (Exact name of registrant as specified in its charter)

                                  Maryland                                             52-1101488
                                  --------                                             ----------
                        State or other jurisdiction of                              (I.R.S. Employer
                         Incorporation or organization                            Identification No.)

                          7031 Columbia Gateway Drive
                              Columbia, Maryland                                       21046-2289
                              ------------------                                       ----------
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

                     Yes    x             No
                          -----              ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X_/

       At the close of business on August 31, 2000, there were issued and outstanding 17,347,218 shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $304,617,148.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders, currently scheduled to be held on November 17, 2000, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

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

       MICROS's enterprise solutions are comprised of two major areas: (1) hotel information systems and (2) restaurant information systems. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel and restaurant information systems. The hotel information systems consist of software encompassing property management systems ("PMS"), central reservation systems ("CRS"), and customer information systems ("CIS"). The restaurant information systems consist of hardware and software for point-of-sale ("POS") and operational applications.

       The Company's PMS are installed worldwide in leading hotel chains such as Marriott International, Radisson, Hilton International (United Kingdom), Wyndham, Starwood, Forte (United Kingdom), Thistle (United Kingdom), Bass Hotel & Resorts (United Kingdom), Kempinski (Germany), Mandarin Oriental (Hong Kong), Movenpick (Switzerland), Peninsula (Hong Kong), Ramada Europe, Shangri-La International (Hong Kong) and Steigenberger (Germany). Worldwide, there are currently over 8,500 MICROS PMS installations.

       The MICROS CRS is installed in hotel chains such as Best Western International, Starwood (Westin Hotels), Wyndham, Concorde (France), Equatorial (Malaysia), First (Sweden), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Sokos (Finland), Stocks & Stocks (South Africa), Sun International (South Africa), Thistle and Tourast (Australia). The MICROS CIS has been sold to Concorde, Equatorial, First, Scandic (Sweden), Rydges, Pernas (Singapore), Peninsula, Hilton, Hilton International, Hyatt International, Country Comfort Hotels (Australia), Mandarin Oriental, Sun International, Sokos, Tourast, Taj (India), Oberoi and Pan Pacific.

       MICROS's restaurant POS systems are installed worldwide. Major table service restaurant chain customers include T.G.I. Friday's, Cracker Barrel, Metromedia Restaurant Group, Brinker International, Bertucci's, Perkins, Don Pablo's, La Madeleine, Host Services, Aramark, Planet Hollywood, Ruby Tuesday's, Hard Rock Cafe, Whitbread PLC (United Kingdom) and Earls (Canada). Major quick service chain restaurant ("QSR") customers include numerous franchisees of Burger King, Arby's, various franchisees of Tricon Global Restaurants, Inc. (Pizza Hut, KFC International, and Taco Bell), Grandy's, Red Rooster (Australia), Panera Bread, Subway, and Wendy's. Most of MICROS's QSR installations are franchisees.

       MICROS's restaurant POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton, Forte, Starwood, Hyatt, Bass Hotels & Resorts (Inter*Continental Hotels), Mandarin Oriental, Radisson, Delta (Canada), and Ritz-Carlton. Additional significant markets for the Company's POS systems include casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Sun City (South Africa), Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, Mirage Casino, Bellagio and The Venetian, the latter five casinos being located in Las Vegas, Nevada.

PRODUCTS AND SERVICES

Hotel Information Systems

       For the hotel marketplace, MICROS develops, markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems, central reservation systems, customer information systems, revenue management systems ("RMS"), and an Internet based hotel reservations service called hotelBANK, and support services. The PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management, and interfaces to central reservations and global distribution systems. The CRS software allows hotels to coordinate, process, track and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. The software systems run on industry standard Intel-based personal computers ("PCs"). MICROS also offers an Internet based hotel reservation service through a majority owned subsidiary called hotelBANK. This subsidiary's service enables corporate customers to create room reservations directly with designated hotels, thereby bypassing third party reservation systems.

       MICROS markets its hotel products under the MICROS-Fidelio brand name. The MICROS-Fidelio suite of software products operates on the Microsoft DOS operating system and utilizes Novell networking software. The systems run on an industry standard Intel-based PC. In June 1997, MICROS-Fidelio introduced a version of the MICROS-Fidelio Suite, called Version 7.0, which utilizes the Microsoft Windows 95 graphical user interface and an Oracle database. To date, over 1,600 sites are installed with Version 7.0. MICROS has over 8,500 installations worldwide of all versions of its PMS in both international hotel chains and independent hotel/resort properties. The Front Office PMS product is closely integrated with MICROS POS systems for table service restaurants, including the option for a guest folio print and check-out from the Company's 8700 HMS order entry terminal in a hotel restaurant.

       MICROS plans on introducing a new complete hotel software suite in fiscal 2001 called Opera. The Opera suite has been in development since 1996 with extensive beta testing started in fiscal 1999. Opera includes modules for front office reservations, central reservations, customer information systems, sales and catering, materials management, yield/revenue management, and quality management. All the products are designed to share a common Oracle database. Opera will run under these three operating systems: Microsoft Windows NT, IBM AIX, and Sun Solaris. The Opera software suite is deemed an important product line for MICROS's continued growth in the hotel information systems market.

Restaurant Information Systems

       MICROS's restaurant systems include POS application software encompassing transaction control, restaurant operations, accounting data, interfaces to other systems, communications, hardware and support services. Depending on the product installed, the systems run on either proprietary hardware terminals or industry standard Intel-based PCs.

       The Company's restaurant POS systems for the table service/leisure and entertainment markets are the 8700 Hospitality Management System ("HMS"), the 3700 POS system, and the 2700 and 2800 HMS (a version of the 2700 HMS). For the quick service market, MICROS offers the 2400 Fast Food System ("FFS"). MICROS will introduce in fiscal 2001 a new version of the 3700 POS that will incorporate software features designed for the quick service restaurant market. The new version of the 3700 POS will act as a successor product for the 3400 Quick Service Advantage POS product, which was discontinued in fiscal 2000.

       The Company also offers the MICROS PC Workstation ("PCWS"), an Intel-based microprocessor personal computer, for sale in both hospitality and non-hospitality markets. The PCWS is designed to withstand the rigors of a restaurant environment. MICROS resells various hardware products such as personal computers, printers, network cards, and other related computer equipment. MICROS signed an agreement with Hewlett Packard Corporation in fiscal 2000 in which Hewlett Packard was designated as a preferred provider of personal computers, printers, and networking equipment on a global basis. Sales under this relationship will start in fiscal 2001.

       The 8700 HMS, released in September 1993, and since upgraded to add new features and functionality in subsequent releases, is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants. It allows the user the flexibility to configure the system around various hardware and software choices to control restaurant and food service operations at both the server and management levels. Features of the 8700 HMS include customized workstations, such as a flat keyboard and touchscreen, flexible guest check printing, time and attendance capability, check tracking by table or check, credit card authorization, extensive revenue center and system-wide reporting (which analyzes sales mix, sales balancing, serving periods, table turns, time periods, food cost and operator accountability), the ability to split checks into multiple checks and hardware diagnostic and software confidence tests. The 8700 HMS product has an open systems architecture which allows its use on an industry standard Intel-based PC as the server with the order entry terminals being either the Company's proprietary order entry POS terminal hardware or standard PCs. The 8700 HMS utilizes the SCO Unix operating system, which permits multi-tasking and multi-user operations. This architecture gives it the ability to manage any size restaurant or food service operation.

       The Company intends to release a new version of the 8700 HMS in fiscal 2001 called the Large Enterprise Solution 9000 ("LES 9000"). This product incorporates the feature set of the 8700 HMS but runs on Microsoft's Windows NT operating system, and possesses additional features and functionality. The addition of the LES 9000 enables MICROS to offer customers the application set of the 8700 HMS on either Unix or NT operating systems.

       The 3700 POS, released in October 1996, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes either Microsoft's SQL or Sybase's relational databases, and runs on industry standard Intel-based PCs. It utilizes a touchscreen, Microsoft Windows based graphical user interface. Over 7,500 licenses have been sold since the product was introduced. Its functionality is similar to the MICROS 8700 HMS.

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

       For quick service restaurants, MICROS markets the 2400 Fast Food System. The 2400 FFS, released in October 1991, features a proprietary, networked intelligent terminal architecture. A remote printer and video screen subsystem accommodate a wide variety of kitchen production and order routing schemes. The system's application software addresses quick service requirements in the areas of order entry, drive-thru operations, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office, PC based software systems. MICROS offers a back office management information systems software package called the 2400 Manager Workstation Plus ("MWS+"). The MWS+ software, released in June 1995, and subsequently modified with additional features, is a PC-based software product that provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels. The product also integrates POS functions with in-store back office, regional and home office management information system functions.

       During fiscal 1999, MICROS introduced the Restaurant Enterprise Series ("RES") software suite. RES is a software suite of products that encompass point-of-sale transaction control, restaurant operations, data analysis, and communications. The POS software constitutes the front-end application for the 3700 and 2800 POS systems. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, financial management, and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation's headquarters) for data collection and analysis. Additionally, changes such as pricing and menus can be made at a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS's strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions. In fiscal 2001, MICROS will release a new version of the RES product suite that will be called the RES 3000.

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

       MICROS provides field hardware and software maintenance via a combination of its direct and indirect (authorized U.S. dealers and international distributors) channels. In 1998, MICROS engaged a third party field servicer called Vanstar Corporation to provide field hardware maintenance to selected U.S. based major account restaurants. MICROS implemented the Vanstar field maintenance program in the East Coast of the United States. The planned national rollout was never fully implemented, as MICROS concluded there were better ways to address field service. Accordingly, the relationship was terminated in the fall of 1999, at which time MICROS instituted its new field service program that uses a combination of MICROS District offices and certain pre-qualified MICROS authorized dealers to provide service country-wide.

       MICROS operates a help desk seven days a week, 24 hours per day in its Columbia, Maryland headquarters. This central support operation receives support calls from customers and addresses them on-line or dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether it be a MICROS subsidiary or distributor. MICROS maintains regional support centers in Neuss, Germany, Buenos Aires, Argentina and Sydney, Australia. MICROS's corporate customer service provides back-up support for its regional centers. Customer support for hotelBANK is centered in Stockholm, Sweden, the site of the subsidiary's operational headquarters.

       MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue constituted approximately 40% of MICROS's total revenues in fiscal year 2000 and 35% for both fiscal years 1999 and 1998.

SALES, MARKETING AND DISTRIBUTION

       The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 23 years. The Company, its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company's existing customer base with enhanced products and services.

       The Company's products are sold primarily through three channels: (i) the Direct Sales Channel, comprised of the Company's owned sales distribution network consisting of 8 districts, 4 domestic subsidiaries and 32 international sales operations; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 68 domestic dealers and 56 international distributors.

       Foreign sales, including export sales from the United States, accounted for approximately 53%, 51%, and 54%, of the Company's total revenue in fiscal years 2000, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

       The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as its competitors, have increasingly offered a wider range of features and capabilities.

       The Company conducts its core POS product software and hardware development at its Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs outside the United States, MICROS conducts software development in its Neuss, Germany, Singapore, and Sydney, Australia support offices. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire rights to such products and designs.

       In fiscal 1998, MICROS started using the hardware design services of SCI Systems, Inc. ("SCI"). This outsourcing allowed the Company to reduce its internal staff of designers while increasing its capacity to design new hardware platforms. MICROS still retains an in-house design capability. See also Manufacturing in Part I of this Form 10-K.

       MICROS-Fidelio's hotel PMS, CRS, and CIS development is primarily conducted in Naples, Florida. This office has a staff of approximately 107 employees and 42 consultants. The office became the primary development center upon the 1998 closure of MICROS's Munich, Germany office. The Company moved most of the development to Naples while the remaining resources were relocated to MICROS's Neuss, Germany office. In addition to the Neuss office, additional software development is conducted in Tel Aviv, Israel. The multi-location development base allows MICROS flexibility in conducting software development on a cost-effective basis maximizing utilization of existing personnel. MICROS maintains close relationships with major software operating and database companies such as Oracle, Novell, Sybase, and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS's international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

       Product development for MICROS's hotelBANK subsidiary is conducted in its operational headquarters in Stockholm, Sweden.

       Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, amounted to $17.6 million, $14.4 million, and $14.0 million for fiscal years 2000, 1999 and 1998, respectively. Actual research and development expenditures, including capitalized software development costs of $8.2 million, $7.9 million, and $9.1 million for fiscal years 2000, 1999 and 1998, respectively, amounted to $25.8 million, $22.3 million, $23.1 million for fiscal years 2000, 1999 and 1998, respectively.

COMPETITION

       The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

       The markets in which the Company competes are highly competitive. There are worldwide at least 40 competitors that offer some form of sophisticated POS system similar to the Company's and over 100 hotel systems competitors. Competitors in the POS marketplace include full service providers such as Eltrax (Squirrel POS), GEAC, Hospitality Solutions International, Ibertech (Aloha POS), Infogenesis, NCR (Compris POS), Panasonic, Par Technology, POSitouch, Radiant Systems, Tridex (Progressive POS), and hardware providers such as IBM, NCR, and Aspeon, who market their products in conjunction with independent software vendors. There are also numerous smaller companies that license their POS-oriented software with PC-based systems in regional markets around the world. Additionally, there has been a proliferation of small start-up companies that are attempting to develop certain hospitality applications to be offered over the Internet.

       Many of the over 100 competitors in the hotel systems market are small companies with software designed to run on industry standard PCs. There are, however, various major competitors including AremisSoft, Eltrax (Lodgistix and Encore PMS), GEAC, MAI Systems, Multi-Systems, Newmarket, Pegasus (REZsolutions), and Springer-Miller, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

       The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Pegasus, Springer-Miller, and specialized central reservation providers such as Airtours PLC (Lexington Services) and WizCom International. The market for central reservation systems is highly competitive.

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

MANUFACTURING

       The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. Pursuant to an agreement with SCI Systems, Inc. ("SCI"), of Huntsville, Alabama, MICROS contracts to have its POS terminals, PCWS terminals, and certain communication boards manufactured by SCI. The Company entered into this non-exclusive agreement in order to lower its manufacturing costs, expand the availability of POS and PCWS terminals, and to improve product quality.

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

EMPLOYEES

       As of June 30, 2000, the Company had approximately 2,551 full-time employees. Approximately 1,304, or 51%, of these employees are based in North America (United States and Canada), with the majority of the US-based employees located in the Company's Columbia, Maryland headquarters, and the balance of this group employed principally at the Company's regional district offices, subsidiaries in Laurel, Maryland, Portsmouth, New Hampshire and Buffalo, New York and its product development subsidiary in Naples, Florida. Approximately 877, or 35%, of the Company's employees are employed in the Europe/Africa/Middle East region, 312 employees, or 12% of total employees, are employed in the Asia/Pacific region, and 58 employees, or 2% of total employees, are located in the Latin America region. On an aggregate basis, the Company had approximately 2,164 employees in sales/marketing, customer support services and administration and finance; 312 employees in product development; and 75 employees in operations. The Company is not a party to any collective bargaining agreements. None of the Company's employees are represented by a labor union, except in Germany and France, as mandated by law. MICROS does use certain suppliers whose employees may be represented by labor unions. MICROS believes it maintains good relations with its employees.

FOREIGN SALES AND FOREIGN MARKET RISK

       The Company recorded foreign sales, including exports from the United States, of approximately $190.9 million during fiscal 2000 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada. Comparable sales in fiscal 1999 were $171.6 million and in fiscal 1998 were $150.0 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company's currency mix with regard to revenues. See Note 14 of Notes to Consolidated Financial Statements for additional geographic data.

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

       Further, the Company is subject to political risk, especially in developing countries with uncertain or unstable political structures or regimes. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations. The Company does not believe at this time that it is exposed to unusual political risk that could have a material adverse impact on the Company.

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

BACKLOG

       The Company generally has a backlog of approximately one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 2000, 1999, and 1998, the backlog totaled approximately $43.0 million, $44.3 million, and $26.7 million, respectively.

OTHER

       The Company currently has a $45.0 million multi-currency unsecured committed line of credit expiring on December 31, 2000. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit. As of June 30, 2000, there were no borrowings on this line of credit, however there is approximately $7.8 million in outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

       In addition, the Company also has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $7.3 million at the June 30, 2000 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.4 million at the June 30, 2000 exchange rate) in the form of balloon debt and has no line of credit borrowings (see Notes 5 and 6 of Notes to Consolidated Financial Statements).

       Also, due to a recent acquisition, the Company has a line of credit and a line for term loans of $0.7 million. The agreement requires the Company to satisfy certain financial covenants. The line of credit can be borrowed in either U.S. dollars or Canadian dollars. The interest rate charged is the prime rate plus 1 percent (1%). As of June 30, 2000, the Company has a balance of $0.5 million outstanding on the line of credit and $0.1 million outstanding in term loans (see Notes 5 and 6 of Notes to Consolidated Financial Statements).

       As of May 2000, the Company has a $1.2 million promissory note with the Maryland Department of Business and Economic Development. The loan is for ten years at an interest rate of two percent per annum. As of June 30, 2000, the outstanding loan balance is $1.2 million (see Note 6 of Notes to Consolidated Financial Statements).

       In summary, as of June 30, 2000, the Company has borrowed approximately $4.2 million, has $7.8 million outstanding in letters of credits, and has approximately $42.2 million available to borrow. There was $0.5 million outstanding under the lines of credit. The Company's DM-denominated borrowings under these credit facilities amounted to DM 5.0 million (approximately $2.4 million at the June 30, 2000 exchange rate).

      Certain MICROS foreign subsidiaries maintain additional lines of credit, none of which is considered material.

RECENT DEVELOPMENTS

           On August 28, 2000, Mr. Daniel Cohen retired from the MICROS Board of Directors. At a regularly scheduled Board meeting on August 29, 2000, the Board appointed William S. Watson to fill the vacancy created by Mr. Cohen's retirement. Mr. Watson, 56, brings over thirty years of experience in technology and its application to the travel and hospitality industry. Mr. Watson currently serves as a Co-Managing Director for the Alliance Solutions Group LLC, a consortium of independent consultants that provides strategic planning and implementation consulting with a specialty in the hospitality and travel industry. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING
STATEMENTS

       The Company has experienced rapid revenue growth at a rate that it believes has significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. In light of current market conditions, the Company does not expect to maintain growth at historic levels in the next year, and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

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

       The statements contained herein not based on historic facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward-looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

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

-- The inherent difficulties in accurately forecasting buying patterns (especially since more than an insignificant portion of the business is "street" business that cannot be easily predicted), and appropriately staffing and preparing for vacillations in buying demand;

-- Implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly);

-- Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large MICROS vendors, including SCI Systems, Inc., resulting in a disruption or discontinuation of the services or products provided to MICROS;

-- The technological risks of large customer roll-outs, especially where the contracts involve new technology such as the MICROS-Fidelio integrated hotel information system known as Opera, or third party software; and installation of which the customer contracts with MICROS to provide;

-- The ability to respond quickly and cost-effectively to the introduction of new technologies, including Internet-based technologies;

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

-- Controlling expenses associated with the expansion of the Company's infrastructure necessitated by customer service obligations and the increasing complexity of the Company's product set;

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

-- The effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, insofar as legislative change can affect local operations and the features that may have to be incorporated into the Company's software sets;

-- Unanticipated impact of issues relating to the adoption and implementation of a common currency, the Euro, by the European Economic and Monetary Union; unanticipated litigation expenses relating to the adoption and implementation of the Euro, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products.

ITEM 2.  PROPERTIES

       The Company's new worldwide corporate headquarters are located in a new facility in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the "Orix Agreement"), MICROS leases the entire five story structure, consisting of 250,000 square feet, from Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation. The Orix Agreement also provides MICROS with the right to demand the construction of a new building adjacent to the new corporate headquarters building, thereby providing MICROS with expansion space, if subsequently required. The Company's executive offices are located at the Columbia facility. The Company also conducts sales, marketing, customer support and product development activities at this location.

       MICROS continues to maintain a 60,000 square foot facility in Beltsville, Maryland. MICROS conducts light assembly, manufacturing, repair and configuration in this facility. MICROS leases the Beltsville facility pursuant to a lease expiring July 31, 2001.

       The MICROS-Fidelio hotel group's headquarters, where the Company conducts a significant portion of the PMS sales, marketing and customer support activities, is located in Neuss, Germany. Currently, the Company leases approximately 42,000 square feet in a Neuss office building pursuant to a lease agreement expiring in May 2002, with an option to renew for an additional five-year term.

       Further, the Company leases approximately 33,000 square feet in Naples, Florida, where the Company develops software, including the Opera suite of products, for the hotel industry.

       To satisfy other sales, service and support, and product development needs, the Company leases space in 23 cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas, and in over 32 cities internationally, including London, Paris, Stockholm, Sydney and Hong Kong.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of fiscal 2000, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

       As of August 31, 2000, there were approximately 383 record holders of the Company's Common Stock, $.025 par value.

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

       On August 31, 2000, the closing price for the stock was $17.56.

                                                                       Price Range*
                                                                       ------------
                                                                       (in dollars)
                                                                       ------------
                                                                 High             Low
                                                              ---------        --------
  Year Ended June 30, 2000
  7/01/99 - 9/30/99                (First Quarter)             40.50             32.50
  10/01/99 - 12/31/99              (Second Quarter)            76.25             38.88
  1/01/00 - 3/31/00                (Third Quarter)             67.75             51.09
  4/01/00 - 6/30/00                (Fourth Quarter)            56.19             15.75

  Year Ended June 30, 1999
  7/01/98 - 9/30/98                (First Quarter)             38.88             23.94
  10/01/98 - 12/31/98              (Second Quarter)            32.88             22.06
  1/01/99 - 3/31/99                (Third Quarter)             33.31             27.63
  4/01/99 - 6/30/99                (Fourth Quarter)            35.00             29.50

  Year Ended June 30, 1998
  7/01/97 - 9/30/97                (First Quarter)             25.00             20.31
  10/01/97 - 12/31/97              (Second Quarter)            27.75             21.25
  1/01/98 - 3/31/98                (Third Quarter)             30.34             22.19
  4/01/98- 6/30/98                 (Fourth Quarter)            33.50             27.00

* The stock prices are reflective of a two-for-one stock split effected in the form of a stock dividend on June 23, 1998.

       The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 2000, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements). Future cash dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                                          Fiscal Years Ended June 30,
                                                              2000        1999       1998        1997       1996
                                                              ----        ----       ----        ----       ----
      Statement of Operations Data
         Revenue                                             $359,651    $335,094   $280,245    $228,169   $178,049
         Income from operations                               $29,470     $48,645    $34,077     $27,836     $4,031
         Net income                                           $16,204     $27,294    $19,641     $16,332     $2,392
         Basic net income per common share (1)  (2)             $0.96       $1.69      $1.23       $1.03      $0.15
         Diluted net income per common share (1) (2)            $0.91       $1.60      $1.18       $1.01      $0.15
         Cash dividends                                            --          --         --          --         --
      Balance Sheet Data
         Working capital                                      $93,535     $75,301    $45,399     $27,838    $20,695
         Total assets                                        $278,977    $232,130   $204,611    $161,605   $136,836
         Long-term debt and capital leases (3)                 $4,519      $6,148     $9,790     $10,135    $15,524
         Shareholders' equity                                $163,621    $119,273    $91,733     $71,727    $56,195
         Book value per share                                   $9.44       $7.36      $5.70       $4.49      $3.54
      Additional Data
         Weighted average number of common shares
         Outstanding- basic                                    16,796      16,140     16,027      15,918     15,794
                     - diluted                                 17,892      17,034     16,690      16,101     16,012

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 2000 to Fiscal 1999:

       For the first three quarters of fiscal 2000, net income was higher than fiscal 1999 primarily due to higher sales volumes. However, due to market conditions in the fourth quarter of fiscal 2000, the sales volume was significantly lower than fiscal 1999. Market conditions that adversely impacted the Company's financial performance in fiscal 2000 include: (i) slowdown in information technology purchases due to Year 2000 driven purchases in calendar 1999; (ii) longer and delayed sales cycles due to the introduction of new and/or untested technologies, such as Internet-based technologies; and (iii) European currency weakness relative to the dollar. Therefore, operating expenses as a percentage of sales increased primarily due to the Company not achieving the anticipated sales growth in the fourth quarter. As a result, the Company recorded diluted net income of $0.91 per common share in fiscal 2000, compared with diluted net income of $1.60 per common share in fiscal 1999.

       The Company forecasts revenue for the first and second quarter of fiscal year 2001 to be equal to or less than that of the fourth quarter of fiscal year 2000.

       Revenue of $359.7 million for fiscal 2000 increased $24.6 million, or 7.3%, compared to the same period last year. A comparison of the sales mix for fiscal years 2000 and 1999 is as follows:

                                                                                        Year Ended June 30,
                                                                                      ------------------------
                               Percent of total revenue                                  2000            1999
                                                                                         -----           ----
                               Hardware                                                  41.7%          46.0%
                               Software                                                  18.4%          18.7%
                               Service                                                   39.9%          35.3%
                                                                                        ------         ------
                                                                                        100.0%         100.0%
                                                                                        ======         ======

       Both hardware and software sales decreased as a percentage of total revenue in fiscal 2000 in comparison to fiscal 1999 primarily due to the continued growth of the Company's service business. Service sales increased in comparison to fiscal 1999, primarily due to increased installation and support revenues.

       Combined hardware and software revenues for fiscal 2000 decreased $0.3 million, or 0.1%, while service revenues increased $24.9 million or 21.0%, over the same period a year earlier.

       The Company's revenue for fiscal 2000 was transacted in approximately twenty-eight currencies, while in fiscal years 1999 and 1998, the Company's revenue was transacted in approximately twenty-four and twenty-five currencies, respectively. The relative mix over the past three years is as follows:

                                         Year Ended June 30,
                                         -------------------
  Revenues by currency (1)              2000      1999     1998
                                        ----      ----     ----

  United States Dollar                   57%       57%      56%
  German Mark                            13%       15%      15%
  British Pound Sterling                  9%        8%       8%
  Australian Dollar                       4%        2%       2%
  French Franc                            3%        4%       4%
  Swedish Krona                           2%        3%       4%
  Chinese Renminbi                        1%        1%       2%
  Italian Lira                            1%        1%       1%
  Singapore Dollar                        1%        1%       1%
  All Other Currencies (2)                9%        8%       7%
                                          --        --       --
  Total                                 100%      100%     100%
                                        ====      ====     ====

  (1) Calculated using average exchange rates for the year.
  (2) Represents approximately 19 currencies in fiscal 2000, approximately 15 currencies in fiscal year 1999 and approximately 16 currencies in fiscal year
  1998.

       Cost of sales, as a percentage of revenue, increased to 51.5% from 51.0% for fiscal 2000 compared to fiscal 1999. Cost of sales for hardware and software products, as a percentage of related revenue, was 52.5% in fiscal 2000 and in fiscal 1999. Included in the fiscal year 2000 software cost of sales figure is approximately $1.0 million for the discontinuance of the 3400 product line which occurred in the fourth quarter.

       Service costs, as a percentage of service revenue, increased to 50.0% in fiscal 2000 compared to 48.2% in fiscal 1999. The increased costs in comparison to fiscal 1999 were primarily due to service costs increasing at a rate in excess of service revenues and due to additional expenses incurred in the second quarter to resolve potential Year 2000 issues.

       Selling, general and administrative expenses increased $25.4 million, or 28.0%, in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, selling, general and administrative expenses increased to 32.3% in fiscal 2000 compared to 27.1% in fiscal 1999. The increase is due primarily to acquisitions, additional bad debt expense and additional rent expense for the new corporate headquarters building in fiscal 2000 compared to fiscal 1999. The increase is also due to increased personnel costs to meet current and anticipated sales growth that did not occur in the fourth quarter of fiscal 2000.

       Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $3.2 million, or 22.0%, in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 4.9% in fiscal 2000 compared to 4.3% in fiscal 1999. Actual research and development expenditures, including capitalized software development costs of $8.2 million in fiscal 2000 and $7.9 million in fiscal 1999, increased $3.4 million, or 15.2%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 7.2% in fiscal 2000 compared to 6.7% in fiscal 1999. The increase in absolute dollars is primarily due to increased expenditures for the Company's restaurant business.

       Office closure costs of $0.4 million in fiscal 1999 relate to charges recorded in connection with the permanent closure of the Company's Munich, Germany facility in the fourth quarter of fiscal 1998. The costs in fiscal 1999 relate to the relocation of former Munich employees to their new places of employment within the Company.

       Depreciation and amortization increased $1.4 million, or 14.1%, in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, depreciation and amortization increased to 3.1% in fiscal 2000 compared to 2.9% in fiscal 1999. The increase is due primarily to the acquisitions that were made in fiscal 2000.

       Income from operations for fiscal 2000 was $29.5 million, or 8.2% of revenue, compared to income of $48.6 million in fiscal 1999, or 14.5% of revenue. The Company's lower income from operations is primarily due to higher operating expenses as a percentage of sales as a result of the Company not achieving the anticipated sales growth in the fourth quarter.

       Interest income for 2000 increased $0.4 million, or 82.5%, compared to fiscal 1999. The increase is due primarily to the Company's higher average cash balance during fiscal year 2000 compared to fiscal year 1999. Interest expense decreased $1.9 million, or 72.9%, compared to fiscal 1999. The decrease in interest expense for the period is primarily due to the Company's lower average debt level during fiscal 2000 in comparison to the same period a year ago.

       The effective tax rate for fiscal 2000 was 40.3% compared to 40.8% for fiscal 1999. The effective tax rate for fiscal 2001 is not anticipated to vary significantly from that of fiscal 2000.

       The European Union ("EU") filed a challenge against the U.S. Foreign Sales corporation ("FSC") tax provisions with the World Trade Organization ("WTO"). On February 25, 2000, the WTO issued a final decision upholding this challenge. Officials representing the United States on trade issues continue to seek resolution through a negotiated settlement. It is currently not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the matter with the WTO, EU, and the United States.

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

       Revenue of $335.1 million for fiscal 1999 increased $54.8 million, or 19.6%, compared to the same period last year. A comparison of the sales mix for fiscal years 1999 and 1998 was as follows:

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
                                                                                        ======       ======

       Software sales represented a smaller proportion of total sales in fiscal 1999 in comparison to fiscal 1998, although this category continued to grow in absolute dollars. Hardware sales reflected strong demand for the Company's PC Workstation and computers purchased for re-sale. Service sales increased in comparison to fiscal 1998, primarily due to the additional service work attributable to increased sales volumes along with the maintenance revenues associated with new and existing customers.

       Combined hardware and software revenues for fiscal 1999 increased $33.5 million, or 18.3%, while service revenues increased $21.3 million or 21.9%, over the same period a year earlier.

       The Company's revenue for fiscal 1999 was transacted in approximately twenty-four currencies, while in fiscal years 1998 and 1997, the Company's revenue was transacted in approximately twenty-five and twenty currencies, respectively. The relative mix over the past three years was as follows:

                                       Year Ended June 30,
                                       -------------------
  Revenues by currency (1)              1999      1998     1997
                                        ----      ----     ----
  United States Dollar                   57%       56%      58%
  German Mark                            15%       15%      11%
  British Pound Sterling                  8%        8%       6%
  French Franc                            4%        4%       4%
  Swedish Krona                           3%        4%       4%
  Australian Dollar                       2%        2%       3%
  Chinese Renminbi                        1%        2%       --
  Italian Lira                            1%        1%       1%
  Finnish Markka                          1%        1%       1%
  All Other Currencies (2)                8%        7%      12%
                                          --        --      ---
  Total                                 100%      100%     100%
                                        ====      ====     ====

  (1) Calculated using average exchange rates for the year.
  (2) Represents approximately 15 currencies in fiscal 1999, approximately 16 currencies in fiscal year 1998 and approximately 12 currencies in fiscal year
  1997.

       Cost of sales, as a percentage of revenue, increased to 51.0% from 50.9% for fiscal 1999 compared to fiscal 1998. Cost of sales for hardware and software products, as a percentage of related revenue, was 52.5% in fiscal 1999 compared to 50.2% for the same period a year earlier. The increase in cost of sales was primarily due to decreased margins on hardware sales and a lower proportion of higher margin software sales included in the sales mix.

       Service costs, as a percentage of service revenue, decreased to 48.2% in fiscal 1999 compared to 52.2% in fiscal 1998. The decreased costs in comparison to fiscal 1998 were primarily due to continued expansion of the Company's customer base and the ability to increase service revenues at a rate in excess of service costs.

       Selling, general and administrative expenses increased $12.2 million, or 15.5%, in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 27.1% in fiscal 1999 compared to 28.1% in fiscal 1998 as sales grew at a rate in excess of these expenses. The decrease as a percentage of revenue was primarily due to the Company's continued and successful efforts to reduce the growth in its selling, general and administrative expenses.

       Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.4 million, or 3.2%, in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) decreased to 4.3% in fiscal 1999 compared to 5.0% in fiscal 1998. Actual research and development expenditures, including capitalized software development costs of $7.9 million in fiscal 1999 and $9.1 million in fiscal 1998, decreased $0.7 million, or 3.1%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 6.7% in fiscal 1999 compared to 8.2% in fiscal 1998. The decrease in absolute dollars was primarily due to decreased expenditures for development of the Company's hotel systems products, largely as a result of eliminating high-cost outside software consultants/developers, or replacing such with lower-cost software development employees.

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

       Income from operations for fiscal 1999 was $48.6 million, or 14.5% of revenue, compared to income of $34.1 million in fiscal 1998, or 12.2% of revenue. The Company's higher income from operations was primarily due to higher sales and lower operating expenses as a percentage of sales. Excluding the impact of the Munich office closure, income from operations would have been $49.1 million or 14.6% of revenue in fiscal 1999, compared to $36.3 million or 13.0% of revenue in fiscal 1998.

       Interest income for 1999 increased $0.2 million, or 81.8%, compared to fiscal 1998. The increase was due primarily to the Company's higher average cash balance during the fourth quarter of fiscal 1999. Interest expense increased $0.8 million, or 44.8%, compared to fiscal 1998. The increase in interest expense for the period was primarily due to the Company's increase in its line of credit borrowings for the first nine months of fiscal 1999, which were substantially paid off in the fourth quarter of fiscal 1999.

       The effective tax rate for fiscal 1999 was 40.8% compared to 38.8% for fiscal 1998. The increase was due to a shift in the mix of earnings towards countries with higher tax rates. The effective tax rate for fiscal 2000 was not anticipated to vary significantly from that of fiscal 1999.

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

Year 2000 Compliance Costs

       To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 have been charged to expense as incurred. All of these costs were funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue have not and will not in the future have a material adverse effect on the results of operations or financial position of the Company in any given quarter. To date, not including the costs incurred to upgrade the Company's internal management information systems, the Company has incurred approximately $2.2 million in expenditures related to the Year 2000 issue. Costs capitalized to date to implement the Company's new Year 2000 compliant internal management information systems, which address a large variety of informational and processing needs, are approximately $8.5 million.

Euro Conversion

       On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of June 30, 2000, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

Liquidity and Capital Resources

       The Company has a $45.0 million multi-currency unsecured committed line of credit expiring on December 31, 2000. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of June 30, 2000, there are no borrowings on this line of credit.

       In addition, the Company has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $7.3 million at the June 30, 2000 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.4 million at the June 30, 2000 exchange rate) in the form of balloon debt and has no line of credit borrowings. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk.

       Also, due to a recent acquisition, the Company has a line of credit and a line for term loans of $0.7 million. The agreement requires the Company to satisfy certain financial covenants. The line of credit can be borrowed in either U.S. dollars or Canadian dollars. The interest rate charged is the prime rate plus 1 percent (1%). As of June 30, 2000, the Company has a balance of $0.5 million outstanding on the line of credit and $0.1 million outstanding in term loans.

       Net cash provided by operating activities for fiscal 2000 was $23.3 million versus $48.0 million for fiscal 1999. The reduction in net cash for fiscal 2000 relative to fiscal 1999 was caused, by among other factors: (i) slowdown in information technology purchases due to Year 2000 driven purchases in calendar 1999; (ii) longer and delayed sales cycles due to the introduction of new and/or untested technologies, such as Internet-based technologies; and
(iii) European currency weakness relative to the dollar. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $12.2 million in fiscal 2000 and $0.4 million in fiscal 1999. The Company used $36.7 million for investing activities in fiscal 2000, including $21.8 million for the purchase of property, plant, and equipment and internally developed software and $14.9 million for business acquisitions, purchase of district assets and equity interests. Net financing activities for fiscal 2000 provided $16.9 million, primarily stemming from the issuance of stock under the Company's stock option plan. Proceeds from the issuance of stock provided $18.8 million for fiscal 2000 and $1.8 million for fiscal 1999. Proceeds of $15.3 million was provided by borrowings on the line of credit and long term debt during fiscal 2000 which was offset by $17.1 million in repayments on the lines of credit, long term debt and capital lease obligations.

       In May 2000, the Company obtained a $1.2 million promissory note with the Maryland Department of Business and Economic Development for the purchase of new furniture for the new corporate office in Columbia, Maryland. As a result of all of the above, the cash position of the Company at June 30, 2000 was $26.2 million. All cash is being held for the operation and expansion of the business.

       The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2001 will decrease approximately $4.6 million over fiscal 2000 expenditures.

       Financial indicators of the Company's liquidity and capital resources as of June 30, 2000 and 1999 were:

          In thousands, except ratios                                2000               1999
---------------------------------------------                        ----               ----
Cash and cash equivalents                                         $26,211            $22,806
                                                                  =======            =======
Available credit facilities                                       $53,000            $52,900
Outstanding credit facilities                                       3,000              5,300
Outstanding letters of credit                                       7,800                  -
                                                                    -----                  -
Unused credit facilities                                          $42,200            $47,600
                                                                  =======            =======
Working capital                                                   $93,535            $75,301
                                                                  =======            =======
Long-term debt and capital lease obligations:
     Current                                                         $460               $455
     Non-current                                                    4,059              5,693
                                                                    -----              -----
          Total                                                    $4,519             $6,148
                                                                   ======             ======
Shareholders' equity                                             $163,621           $119,273
                                                                 ========           ========
Current ratio                                                        1.96               1.77
                                                                     ====               ====

Inflation

       The Company has not experienced any significant impact as a result of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II,
Item 7. Additionally, MICROS's unsecured committed line of credit bears interest at a floating rate. MICROS does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Part IV, Item 14(a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                                        Position
-----------------                     ------------------------------------------
T. Paul Armstrong                     Executive Vice President, New Technologies

Louis M. Brown, Jr.                   Director and Chairman of the Board

Daniel Cohen                          Director *

A. L. Giannopoulos                    Director, President and Chief Executive Officer

Bernard Jammet                        Executive Vice President, Product Development

F. Suzanne Jenniches                  Director

Carroll H. Johnson                    Executive Vice President, Operating Units Group

Gary C. Kaufman                       Executive Vice President, Finance and Administration and Chief Financial Officer

Thomas L. Patz                        Executive Vice President, Strategic Initiatives, and General Counsel

John G. Puente                        Director

Dwight S. Taylor                      Director

William S. Watson                     Director *

Roberta J. Watson                     Senior Vice President and Controller

Directors of the Registrant are elected for a term of one year.

--------------------------------------

* As of August 28, 2000, Mr. Cohen retired as a Director of the Company. Mr. William Watson was appointed as a new member of the Company's Board of Directors at the August 29, 2000 meeting.

       Directors and Executive Officers of the Registrant during fiscal 2000:

       T. Paul Armstrong, 43, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. In June, 2000, Mr. Armstrong was promoted to his current position of Executive Vice President, New Technologies. Mr. Armstrong is a graduate of Cambridge University, England.

       Louis M. Brown, Jr., 57, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. He also serves as Chief Executive Officer of Precision Auto Care, Inc., a franchise company for the auto care industry. Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

       Daniel Cohen, 45, has been a Director of the Company since November 1992. Mr. Cohen retired as a Director of the Company on August 28, 2000. Mr. Cohen currently serves as President of Bartech Systems International, Inc., a Delaware corporation. Until June 30, 1997, Mr. Cohen was Managing Director of Fidelio-MICROS France, S.A., a subsidiary of MICROS Systems, Inc. and distributor of the Company's products. Formerly, Mr. Cohen was Managing Director and principal shareholder of D.A.C. Systemes/MICROS France, a company he founded in 1986 and which MICROS acquired in 1995. Mr. Cohen is a graduate of the Hotel School of Lausanne, Switzerland, from which he holds a Masters degree in Hotel Administration.

       A. L. Giannopoulos, 60, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2005. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos currently serves as a Trustee of Capitol College and as a director of V-One Corporation, a public company engaged in the software development of virtual private networks. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

       Bernard Jammet, 41, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

       F. Suzanne Jenniches, 52, has been a Director of the Company since October 1996. She is Vice President of Communications Systems for the Electronic Sensors and Systems Sector of Northrop Grumman, which designs and develops advanced communications systems for both government and commercial applications. Ms. Jenniches is past President of the national Society of Women Engineers, has served on the Board of Governors for the American Association of Engineering Societies, and is currently a board member of the State of Maryland's Greater Baltimore Committee Technology Council. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from the Johns Hopkins University.

       Carroll H. Johnson, 54, joined the Company in September 1998 as Director of Strategic Analysis. In January 1999, Mr. Johnson was appointed Senior Vice President, Operating Units Group, and in September, promoted to the position of Executive Vice President, Operating Units Group. Previously, Mr. Johnson was the President and CEO of the Friendship Federal Credit Union. Mr. Johnson was a director from May 1994 through August 1995 and Divisions Controller for Westinghouse Commercial Systems Division. Mr. Johnson is a graduate of the University of Baltimore, with a Bachelor of Science degree in Accounting.

       Gary C. Kaufman, 50, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

       Thomas L. Patz, 40, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to the position of Sr. Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University with a Bachelor of Arts degree in English, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

       John G. Puente, 70, has been a Director since May 1996. He is the Chairman of E-Cargo (Internet Cargo Services, Inc.), a company that coordinates product shipments over the Internet. Until August 1999, Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products, at which time it was acquired by Texas Instruments. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider, and VIA NET.WORKS, Inc. an international provider of Internet access and services in Europe and Latin America. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company that provides satellite services and facilities. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

       Dwight S. Taylor, 55, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC ("CDS"), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust. Mr. Taylor has been employed by CDS (or Constellation Real Estate, Inc., an entity with which CDS merged in 1998) in various capacities for the last 16 years. Mr. Taylor is also President of the Maryland Chapter of the National Association of Industrial and Office Properties ("NAIOP"), and a member of the NAIOP National Board. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Science degree in Economics.

       Roberta J. Watson, 39, joined the Company in November 1987 as Manager of Accounting. In March 1990, she was promoted to the position of Controller, and in November 1994, she was promoted to Vice President and Controller, and in January 2000, she was appointed to the position Senior Vice President and Controller. Ms. Watson holds a Bachelor of Science degree in Accounting from the State University of New York and is a Certified Public Accountant.

       New Director of the Registrant:

       Effective August 29, 2000, the Board appointed William S. Watson to fill the vacancy created by Mr. Cohen's retirement. Mr. Watson, 56, currently serves as a Co-Managing Director for the Alliance Solutions Group LLC, a consortium of independent consultants that provides strategic planning and implementation consulting with a specialty in the hospitality and travel industry. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of the end of fiscal year 1999, the Company owed $408,000 to Daniel Cohen pursuant to the terms of the Purchase Agreement dated August 25, 1995 under which the Company purchased from Mr. Cohen and his family the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") the Company did not already own. The payment was made during the first fiscal quarter of the following year per the agreement.

       During fiscal 2000 and 1999, the Company compensated Louis M. Brown, Jr., Chairman of the Board, $255,000 and $241,000, respectively, for consulting services provided to the Company. Effective June 30, 1995, and amended February 1, 1999, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2002, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus, which adjusts annually. For fiscal 2000, Mr. Brown earned a base consulting fee of $190,000 and a bonus of $65,000. The bonus was paid for services provided in fiscal 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       Page
                                                                                                       ----
                                                                                                        No.
                                                                                                        ---
(a)      The following documents are filed as a part of this report:

  1.     Financial Statements:
         Report of Independent Accountants                                                              29
         Consolidated balance sheets as of June 30, 2000 and 1999                                       30
         Consolidated statements of operations for the years ended June 30, 2000,
              1999 and 1998                                                                             31
         Consolidated statements of shareholders' equity for the years ended June
              30, 2000, 1999 and 1998                                                                   32
         Consolidated statements of cash flows for the years ended June 30, 2000,
              1999 and 1998                                                                             33
         Notes to consolidated financial statements                                                     35

  2.     Financial Statement Schedules:
              Schedule II, Valuation and qualifying accounts and reserves                               54
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

         10b6. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

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

         10o hotelBANK, Inc. 1999 Omnibus Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1999.

         21.      Subsidiaries of the Company.

         23.      Consent of Independent Accountants.

         27.      Financial Data Schedule.

(b)      Reports on form 8-K:

       No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 2000.

       The annual report will be mailed to shareholders prior to the annual meeting scheduled for November 17, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on page 26 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements and the financial statement schedules in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia
August 24, 2000

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          as of June 30, 2000 and 1999
                      (in thousands, except per share data)

                                                                                         2000          1999
                                                                                   -------------     ---------
            ASSETS
            Current assets:
                 Cash and cash equivalents                                               $26,211       $22,806
                 Accounts receivable, net of allowance for doubtful accounts of
                       $7,791 in 2000 and  $3,618 in 1999                                 98,917       101,019
                 Inventories                                                              34,292        32,605
                 Deferred income taxes                                                    15,575         5,637
                 Prepaid expenses and other current assets                                16,098        11,040
                                                                                          ------        ------
                      Total current assets                                               191,093       173,107

            Property, plant and equipment, net                                            24,332        15,687
            Deferred income taxes, non-current                                             9,840         4,186
            Goodwill and intangible assets, net of accumulated amortization of
                      $12,963 in 2000 and $8,946 in 1999                                  26,750        16,255
            Purchased and internally developed software costs, net of accumulated
                      amortization of $11,191 in 2000 and $8,805 in 1999                  24,604        22,607
            Other assets                                                                   2,358           288
                                                                                           -----           ---
            Total assets                                                                $278,977      $232,130
                                                                                        ========      ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
                Bank lines of credit                                                        $522             $8
                Current portion of long-term debt                                            397            357
                Current portion of capital lease obligations                                  63             98
                Accounts payable                                                          21,145         28,041
                Accrued expenses and other current liabilities                            39,814         38,195
                Income taxes payable                                                      15,021         14,113
                Deferred income taxes                                                        475            754
                Deferred service revenue                                                  20,126         16,240
                                                                                          ------         ------
                      Total current liabilities                                           97,563         97,806

           Long-term debt, net of current portion                                          3,729          5,368
           Capital lease obligations, net of current portion                                 330            325
           Deferred income taxes, non-current                                             11,138          8,098
           Commitments and contingencies
           Minority interests                                                              2,596          1,260

           Shareholders' equity:
                Common stock, $0.025 par; authorized 50,000 shares;   issued
                  and outstanding 17,336 shares in 2000 and 16,207 shares in 1999            433            405
                Capital in excess of par                                                  54,225         22,298
                Retained earnings                                                        119,064        102,860
                Accumulated other comprehensive income                                  (10,101)        (6,290)
                                                                                        --------        -------
                      Total shareholders' equity                                         163,621        119,273
                                                                                         -------        -------

           Total liabilities and shareholders' equity                                   $278,977       $232,130
                                                                                        ========       ========

        The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 2000, 1999 and 1998
                      (in thousands, except per share data)

                                                                            2000         1999          1998
                                                                      -------------  ------------  ------------
          Revenue:
             Hardware and software                                         $216,273      $216,569      $183,045
             Service                                                        143,378       118,525        97,200
                                                                            -------       -------        ------
                      Total revenue                                         359,651       335,094       280,245
                                                                            -------       -------       -------

          Costs and expenses:
             Cost of sales
                 Hardware and software                                      113,463       113,761        91,863
                 Service                                                     71,636        57,158        50,745
                                                                             ------        ------        ------
                      Total cost of sales                                   185,099       170,919       142,608

             Selling, general and administrative expenses                   116,259        90,845        78,640
             Research and development expenses                               17,583        14,406        13,966
             Office closure costs                                                --           427         2,245
             Depreciation and amortization                                   11,240         9,852         8,709
                                                                             ------         -----         -----
                      Total costs and expenses                              330,181       286,449       246,168
                                                                            -------       -------       -------

          Income from operations                                             29,470        48,645        34,077

          Non-operating income (expense):
             Interest income                                                    969           531           292
             Interest expense                                                 (690)       (2,545)       (1,758)
             Other income, net                                              (1,111)           690           604
                                                                            -------           ---           ---

          Income before taxes, minority interests, equity in
             net earnings of affiliates and cumulative effect of
             accounting change                                               28,638        47,321        33,215

          Income taxes                                                       11,527        19,307        12,894
                                                                             ------        ------        ------

          Income before minority interests, equity in net                    17,111        28,014        20,321
             earnings of affiliates and cumulative effect of
             accounting change
          Minority interests and equity in net earnings of affiliates         (907)         (720)         (268)
                                                                              -----         -----         -----
          Net income before cumulative effect of accounting change           16,204        27,294        20,053
          Cumulative effect of change in accounting principle,
             net of tax benefit of $274                                          --            --         (412)
                                                                                 --            --         -----
          Net income                                                        $16,204       $27,294       $19,641
                                                                            =======       =======       =======

          Basic net income per common share:
             Income before cumulative effect of accounting change             $0.96         $1.69        $ 1.25
             Cumulative effect of change in accounting principle                 --            --        (0.02)
                                                                                 --            --        ------
          Basic net income per common share                                  $ 0.96        $ 1.69        $ 1.23
                                                                             ======        ======        ======

          Diluted net income per common share:
             Income before cumulative effect of accounting change            $ 0.91        $ 1.60        $ 1.20
             Cumulative effect of change in accounting principle                 --            --        (0.02)
                                                                                 --            --        ------
          Diluted net income per common share                                $ 0.91        $ 1.60        $ 1.18
                                                                             ======        ======        ======

          Weighted-average number of shares outstanding:
             Basic                                                           16,796        16,140        16,027
                                                                             ======        ======        ======
             Diluted                                                         17,892        17,034        16,690
                                                                             ======        ======        ======

         The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                for the years ended June 30, 2000, 1999 and 1998
                                 (in thousands)

                                                                                                      Accumulated
                                                   Common Stock          Capital                          Other
                                               ------------------       in Excess      Retained       Comprehensive
                                                 Shares      Amount      of Par        Earnings          Income           Total
                                               ----------  ---------  ------------   ------------  -----------------  --------------
Balance, June 30, 1997                              7,992      $200        $18,103        $56,126           $(2,702)         $71,727

Comprehensive income
  Net income                                           --        --             --         19,641                 --          19,641
  Foreign currency translation adjustments             --        --             --             --            (1,631)         (1,631)
                                                                                                                             -------
Total comprehensive income                                                                                                    18,010
Stock issued upon exercise of options                  70         2          1,558             --                 --           1,560
Two-for-one stock split effected in the
  form of a stock dividend                          8,039       201             --          (201)                 --              --
Income tax benefit from stock options
  exercised                                            --        --            436             --                 --             436
                                                       --        --            ---             --                 --             ---
Balance, June 30, 1998                             16,101       403         20,097         75,566            (4,333)          91,733

Comprehensive income
  Net income                                           --        --             --         27,294                 --          27,294
  Foreign currency translation adjustments             --        --             --             --           (1,957)          (1,957)
                                                                                                                             -------
Total comprehensive income                                                                                                    25,337
Stock issued upon exercise of options                 106         2          1,758             --                 --           1,760
Income tax benefit from stock options
  exercised                                            --        --            443             --                 --             443
                                                       --        --            ---             --                 --             ---
Balance, June 30, 1999                             16,207       405         22,298        102,860            (6,290)         119,273

Comprehensive income
  Net income                                           --        --             --         16,204                 --          16,204
  Foreign currency translation adjustments             --        --             --             --           (3,811)          (3,811)
                                                                                                                             -------
Total comprehensive income                                                                                                    12,393
Stock issued upon exercise of options               1,104        27         18,726             --                 --          18,753
Stock issued for business acquisition                  25         1            997             --                 --             998
Income tax benefit from stock options
  exercised                                            --        --         12,204             --                 --          12,204
                                                       --        --         ------             --                 --          ------
Balance, June 30, 2000                             17,336      $433        $54,225       $119,064          $(10,101)        $163,621
                                                   ======      ====        =======       ========          =========        ========

         The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 2000, 1999 and 1998
                                 (in thousands)

                                                                                2000          1999           1998
                                                                                ----          ----           ----
           Cash flows from operating activities:
                Net income                                                       $16,204        $27,294       $19,641
                                                                                 -------        -------       -------
                Adjustments to reconcile net income to net cash
                  provided by operating activities:
                     Depreciation and amortization                                11,240          9,852         8,709
                     Amortization of capitalized software                          3,025          2,150         1,976
                     Provision for losses on accounts receivable                   5,646          2,577           967
                     Provision for inventory obsolescence                          1,816          2,870         1,140
                     Undistributed earnings from equity investment and
                         minority interests                                          907            720           268
                     Provision for deferred income taxes                           (913)          1,662         2,197
                     Gain on sale of assets and investment, net                       --          (137)         (263)
                     Income tax benefit from stock options exercised              12,204            443           436
                     Cumulative effect of change in accounting                        --             --           412
                         principle, net
                     Changes in assets and liabilities:
                         Increase in accounts receivable                         (3,683)       (20,441)      (22,900)
                         Increase in inventories                                   (468)        (4,036)       (9,483)
                         Increase in prepaid expenses and other assets           (4,285)        (3,574)       (2,992)
                         (Decrease) increase in accounts payable                 (6,547)          9,648         2,312
                         (Decrease) increase in accrued expenses and other
                           current liabilities                                     (634)          9,646       (1,298)
                         (Decrease) increase in income taxes payable            (11,011)          4,955         4,054
                         (Decrease) increase in deferred service revenue           (199)          4,407           981
                                                                                  ------          -----           ---
                         Total adjustments                                         7,098         20,742      (13,484)
                                                                                   -----         ------      --------

                     Net cash provided by operating activities                    23,302         48,036         6,157
                                                                                  ------         ------         -----

           Cash flows from investing activities:
                Purchases of property, plant and equipment                      (13,640)         (6,204)      (9,262)
                Proceeds from dispositions of property, plant and equipment          164           3,289           57
                     equipment
                Internally developed software                                    (8,177)         (7,949)      (9,095)
                Purchase of third party software                                      --           (880)           --
                Dividends to minority owners                                       (135)           (101)        (351)
                Proceeds from sale of affiliates                                      --              --          100
                Purchase of net district assets                                  (1,372)              --           --
                Purchase of equity interest in investee                          (2,000)              --           --
                Net cash paid for acquisitions, minority interests and
                     contingent earn-out payments                               (11,541)         (1,675)      (1,806)
                                                                                --------         -------      -------
                     Net cash used in investing activities                      (36,701)        (13,520)     (20,357)
                                                                                --------        --------     --------

           Cash flows from financing activities:
                Principal payments on line of credit                            (14,108)        (30,893)      (5,481)
                Proceeds from line of credit                                      14,113           3,898       21,300
                Principal payments on long-term debt                             (2,874)         (2,854)      (2,744)
                Proceeds from issuance of long-term debt                           1,206           2,995        2,790
                Principal payments on capital lease obligations                    (142)           (193)        (205)
                Proceeds from issuance of stock                                   18,753           1,760        1,560
                                                                                  ------           -----        -----
                     Net cash provided by (used in) financing activities          16,948        (25,287)       17,220
                                                                                  ------        --------       ------

         The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) for the years ended June 30, 2000, 1999 and 1998
                                 (in thousands)

                                                                             2000          1999             1998
                                                                             ----          ----             ----
            Effect of exchange rate changes on cash                           $(144)            $(15)          $(292)
                                                                              ------            -----          ------

            Net increase in cash and cash equivalents                          3,405            9,214           2,728
            Cash and cash equivalents at beginning of year                    22,806           13,592          10,864
                                                                              ------           ------          ------
            Cash and cash equivalents at end of year                         $26,211          $22,806         $13,592
                                                                             =======          =======         =======

            Supplemental disclosures of cash flow information:

                 Cash paid during the year for:
                      Interest                                                  $593           $2,377          $2,913
                                                                                ====           ======          ======
                      Income taxes                                           $12,798           $9,159          $6,220
                                                                             =======           ======          ======


Supplemental schedule of noncash financing and investing activities (in thousands):

       In June 2000, the Company acquired all of the stock of Frontier Business Technologies, Inc. ("FBTI"), Frontier infoSystems of North America, Inc. ("FIS") and Frontier Business Technologies of Canada, Inc. ("FBTC"). All three companies were owned by the same shareholder. The purchase price for all three companies combined was $1,925, which was accrued in June 2000 and paid in July 2000 (See Note 2 of Notes to Consolidated Financial Statements). Additionally, the selling shareholder may earn five earn-out payments over a 60 month period. The payment, if any, and the amount shall be determined by an earn-out formula, based on FBTI, FIS and FBTC revenues. The pro forma effects of this acquisition are immaterial and are not presented.

       In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. An additional payment of $450 was paid in January 2000 for the purchase of OPUS. Goodwill related to this acquisition was $6,230 at June 30, 2000, and is being amortized over seven years. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months (for which no earn-out payment was due or paid as of June 30, 2000), 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented.

       In February 1999, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings. In connection with this transaction, the carrying values of the combined land and building of $3,470 along with the capital lease obligation of $3,205 were removed from the balance sheet.

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

       Principles of consolidation

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings in consolidated MICROS subsidiaries are recorded net of minority interests. Investments in 20%- through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are included under the equity method. Otherwise, investments are included at cost. All significant intercompany accounts and transactions have been eliminated.

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

       Revenue recognition

       Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from licensed software sales is recognized when shipped, with an appropriate deferral for any undelivered software contract elements, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". This deferral is earned when significant obligations no longer exist. Revenue from the installation of products is recognized as the installation of the product is performed. Service contract revenue is initially recorded as deferred service revenue and is reflected in operating income on a pro rata basis over the contract term.

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

       Internally used computer software is capitalized according to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The costs capitalized are amortized on a straight-line basis over the estimated life of the software.

       Depreciation expense for fiscal 2000, 1999 and 1998, was $6,669, $6,458 and $5,418, respectively.

       Warranties

       A majority of the Company's products are under warranty for defects in material and workmanship for a one-year period. The Company establishes an accrual for estimated warranty costs at the time of sale.

       Capitalized software development costs

       Software development costs, for software products to be licensed to others, incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization expense for fiscal 2000, 1999, and 1998, was $3,025, $2,150, and $1,976, respectively.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1. Description of business and summary of significant accounting policies, continued:

       Goodwill and intangible assets

       Goodwill represents the excess of purchase price over the fair value of the net assets of acquired subsidiaries and investees. Goodwill and intangible assets are stated on the basis of cost and are amortized on a straight-line basis over their estimated periods of benefit, none of which exceeds 10 years. Recoverability is assessed whenever adverse events and changes in circumstances indicate that undiscounted cash flows previously anticipated warrant reassessment.

       Financing costs related to long-term debt

       Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

       Advertising costs

       Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2000, 1999 and 1998, were $2,660, $1,948 and $2,474, respectively.

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

       A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                                                    2000         1999          1998
                                                                                -----------  ------------   ----------
           Average common shares outstanding                                         16,796        16,140       16,027
           Dilutive effect of outstanding stock options                               1,096           894          663
                                                                                      -----           ---          ---
           Average common shares outstanding assuming dilution                       17,892        17,034       16,690
                                                                                     ======        ======       ======

       As of June 30, 2000, 414 stock options were excluded in the above reconciliation as these options were anti-dilutive.

       Common stock

       On April 29, 1998, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to shareholders of record as of May 22, 1998. On June 23, 1998, the Company effected the two-for-one stock split. Shares presented in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity reflect the actual shares outstanding for each period presented. All share, per share, common stock and stock option amounts contained elsewhere in the consolidated financial statements and related notes for all periods presented have been restated to reflect the effect of this split.

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

       Fair value of financial instruments

       The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at June 30, 2000 approximate their respective fair values.

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

       In March 2000, the Emerging Issues Task Force issued EITF 00-03, "Application of Statement of Position 97-2 in Hosting Arrangements". The software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has a contractual right to take possession of the software at any time during the hosting period. Arrangements that do not give the customer such an option are service contracts outside the scope of SOP 97-2. This statement will not have an impact on the Company's consolidated financial position, results of operation or cash flows.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1. Description of business and summary of significant accounting policies, continued:

       In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option". EITF 00-15 states that the income tax benefit realized by the company upon employee exercise should be classified in the operating section of the statement of cash flows. The Company has elected to adopt EITF 00-15 as of June 2000. All comparative financial statements have been restated to reflect the change in classification within the Statements of Cash Flows from financing activities to operating activities.

       Reclassifications

       Certain balances have been reclassified to conform to fiscal 2000 presentation.

2.     Acquisitions:

       During fiscal 2000 the Company acquired the stock of eight companies. The combined original purchase price was approximately $13,260, consisting of cash, MICROS stock, and debt. The total goodwill value as of June 30, 2000, was $14,546. The Company also purchased assets and an equity interest during fiscal 2000. The most significant acquisitions are described below. The results of operations for the acquisitions are included as of the date of purchase.

       Ausdata

       On June 3, 1997, the Company, through its wholly-owned Australian MICROS-Fidelio subsidiary located in Brisbane, acquired certain assets from Ausdata Pty Limited ("Ausdata"), an Australian company. The purchased assets relate to the distribution of MICROS POS products in Australia. As part of the transaction, MICROS assumed all distribution rights in Australia, and hired approximately 24 Ausdata employees. The purchase price consisted of a base payment in the amount of approximately Australian $4,800 (equal to U.S. $3,600 at exchange rates at the time of the acquisition), of which Australian $1,400 (equal to U.S. $1,100 at exchange rates at the time of the acquisition) was paid at closing and the remainder was paid in fiscal 1998, and an earn-out payment, earnable over three years if certain financial targets are exceeded. An earn-out payment of Australian $159 was earned for fiscal year 1999 and an earn-out payment of Australian $136 was earned for fiscal year 2000. The payments are made during the first fiscal quarter of the following year per the agreement. As of June 30, 2000, goodwill and other intangible assets were approximately Australian $4,549 (approximately U.S. $2,715 at the June 30, 2000 exchange rate) which are being amortized over a period of six to seven years. The Company has consolidated MICROS and Fidelio operations in Sydney and continues to maintain a presence in Melbourne and Brisbane. The pro forma effects of this acquisition are immaterial and are not presented herein.

       Retail Business Systems, Inc.

       In September 1998, the Company acquired all of the stock of Retail Business Systems, Inc. ("RBS") by exercising its right under a Call Option Agreement entered into on July 24, 1998. The consideration paid for this right of $750 was applied to the purchase price under the purchase agreement. The purchase price for RBS outlined in the purchase agreement, including exclusivity and earn-out payments, could range from $750 to $8,000. As of June 30, 2000, $1,750 has been paid under the purchase agreement. Goodwill related to this acquisition is $1,745 at June 30, 2000, and is being amortized over five years. The pro forma effects of this acquisition are immaterial and are not presented herein.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.     Acquisitions, continued:

       OPUS 2 Revenue Technologies, Inc.

       In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. An additional payment of $450 was paid in January 2000 for the purchase of OPUS. Goodwill related to this acquisition was $6,230 at June 30, 2000, and is being amortized over seven years. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months (for which no earn-out payment was due or paid as of June 30, 2000), 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented herein.

       Stanley Hayman and Company, Inc. and Micros of South Florida, Inc.

       In December 1999, the Company acquired all of the stock of Stanley Hayman and Company, Inc. ("Hayman") and Micros of South Florida, Inc. ("MSF"). Hayman and MSF are affiliate companies with substantially similar shareholders. The purchase price for both companies was $5,000, which was paid in January 2000. The goodwill related to this acquisition was $4,064 as of June 30, 2000, and is being amortized over seven years. Additionally, the former shareholders have the right to earn six additional earn-out payments over a 60 month period based upon Hayman and MSF revenues. The pro forma effects of this acquisition are immaterial and are not presented.

       Frontier Business Technologies, Inc., Frontier infoSystems of North America, Inc. and Frontier Business Technologies of Canada, Inc.

       In June 2000, the Company acquired all of the stock of Frontier Business Technologies, Inc. ("FBTI"), Frontier infoSystems of North America, Inc. ("FIS") and Frontier Business Technologies of Canada, Inc. ("FBTC"). All three companies were owned by the same shareholder. The purchase price for all three companies combined was $1,925, which was accrued in June 2000 and paid in July 2000. The goodwill related to this acquisition was $2,363 as of June 30, 2000, and is being amortized over seven years. Additionally, the selling shareholder may earn five earn-out payments over a 60 month period. The payments, if any, and the amount shall be determined by an earn-out formula, based on FBTI, FIS and FBTC revenues.

       Minority interest

       During fiscal 2000, the Company increased its interest in its Scandinavian MICROS-Fidelio subsidiary group from 85% to 100% at a cost of approximately $600. Goodwill approximated $120 and is being amortized over ten years.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

3.     Inventories:

       The components of inventories are as follows:

                                                     2000            1999
                                                     ----            ----
           Raw materials                           $4,573          $4,784
           Work-in-process                            576           2,053
           Finished goods                          29,143          25,768
                                                   ------          ------
                                                  $34,292         $32,605
                                                  =======         =======

4.     Property, plant and equipment:

       The components of property, plant and equipment are as follows:

                                                                                          2000          1999
                                                                                          ----          ----
                 Buildings and leasehold improvements                                     $2,462        $1,961
                 Machinery and equipment                                                   7,293         6,651
                 Furniture and fixtures                                                   10,706         6,247
                 Computer hardware and software                                           33,671        24,548
                                                                                          ------        ------
                                                                                          54,132        39,407

                 Accumulated depreciation and amortization                              (29,800)      (23,720)
                                                                                        --------      --------
                 Net property, plant and equipment                                       $24,332       $15,687
                                                                                         =======       =======

5.     Line of credit:

       The Company has a $45,000 multi-currency unsecured committed line of credit expiring on December 31, 2000. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus one half of one percent (.50%) per annum, or the LIBOR rate plus one and one eighth percent (1.125%) per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus one and one eighth percent (1.125%) per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate or the treasury bill rate (adjusted to a constant maturity of three years) plus two and one quarter percent (2.25%). Under the terms of the current loan agreement, the Company may borrow up to $45,000 less the amount of outstanding letters of credit. Amounts outstanding under the line are payable on demand and are not secured by the assets of the Company. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends. As of June 30, 2000, there are no borrowings on this line of credit, however there is approximately $7,800 in outstanding letters of credit. The Company has approximately $37,200 available under this credit agreement.

       In addition, the Company also has a credit relationship from a European bank in the amount of DM 15,000 (approximately $7,300 at the June 30, 2000 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5,000 (approximately $2,400 at the June 30, 2000 exchange rate) in the form of balloon debt and has no line of credit borrowings.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

5.     Line of credit, continued:

       Also, due to a recent acquisition, the Company has a line of credit and a line for term loans of $740. The agreement requires the Company to satisfy certain financial covenants. The line of credit can be borrowed in either U.S. dollars or Canadian dollars. The interest rate charged is the prime rate plus 1 percent (1%). As of June 30, 2000, the Company has a balance of $509 outstanding on the line of credit and $76 outstanding in term loans.

       In summary, the Company has approximately $42,200 available under these credit agreements. The weighted average interest rates for all borrowings above during fiscal year 2000 was 5.5%.

       Certain MICROS foreign subsidiaries maintain additional lines of credit, none of which is considered material.

6.     Long-term debt:

       The components of long-term debt are as follows:

                                           June 30, 2000
                                          Interest Rates         Maturities                2000                1999
                                          --------------         ----------                ----                ----
           Balloon loan                            5.30%            Oct 2000                  --            $  2,644
           Balloon loan                            4.70%            Sep 2001           $   2,441               2,644
           Note payable                            2.00%            Apr 2010               1,206                  --
           Term loans                      9.16% / 10.5%           2002-2007                  76                  --
           Notes payable                     2.90-17.50%           2000-2004                 403                 437
                                                                                       ---------           ---------
                                                                                           4,126               5,725
           Less current portion                                                              397                 357
                                                                                        --------            --------
                                                                                         $ 3,729             $ 5,368
                                                                                         =======             =======

       On October 1, 1997, the Company acquired a balloon loan in the amount of DM 5,000 from Commerzbank. Under the loan, payments of interest at a fixed rate of 5.3% were due at the beginning of each quarter, beginning October 1997, for the next 12 quarters. The loan was paid in full in November 1999.

       On September 1, 1998, the Company acquired an additional balloon loan in the amount of DM 5,000 (approximately $2,441 at the June 30, 2000 exchange rate) from Commerzbank. Under the loan, payments of interest at a fixed rate of 4.7% are due at the beginning of each quarter, beginning September 1998, for the next 12 quarters. The full amount of the principal is due September 1, 2001. The Company used the full proceeds to reduce its DM-denominated borrowings under the Bank of America line of credit.

       On May 1, 2000, the Company signed a promissory note with the Maryland Department of Business and Economic Development. The note proceeds were used to purchase furniture for the new corporate office in Columbia, Maryland. The loan is for ten years and matures on April 30, 2010. Under the loan, payments of interest at a fixed rate of 2.0% and principal are due each quarter.

       On June 30, 2000, the Company purchased Frontier Business Technologies, Inc. Due to the acquisition the Company acquired three term loans. The loans have interest rates of 9.16%, 10.5% and 10.5%. The loans mature on December 2002, January 2007 and March 2007. Payments of principal and interest are made monthly.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

6.     Long-term debt, continued:

       The notes payable relate to obligations incurred by the Company in connection with various strategic acquisitions. They also relate to notes that were acquired with the acquisition of Frontier Business Technologies, Inc. and Frontier Business Technologies of Canada, Inc. on June 30, 2000. The notes carry interest rates ranging from 2.9% to 17.5%, with varying installment payments through May 2004. The aggregate unamortized discount on these notes, based on their respective imputed interest rates, is $45 at June 30, 2000.

       Annual maturities of all long-term debt are as follows:

                     Year ended June 30,                      Amount
                     ------------------                       ------
                     2001                                    $   397
                     2002                                      2,631
                     2003                                        192
                     2004                                        140
                     2005                                        145
                     2006 and thereafter                         621
                                                           ---------
                                                             $ 4,126

7.     Accrued expenses and other current liabilities:

       The components of accrued expenses and other current liabilities are as follows:

                                                                           2000              1999
                                                                    ----------------  -----------------
           Compensation and related taxes                                    $10,379            $10,163
           Commissions                                                         4,240              5,915
           Volume rebates and credits due customers                            3,391              3,982
           Deposits received from customers                                    9,864             10,422
           VAT and sales taxes                                                 2,248              1,975
           Payments due for acquisitions                                       2,025                 --
           Accrued payables and other                                          7,667              5,738
                                                                               -----              -----
                                                                             $39,814            $38,195
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

       Leases

       The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2010. Rent expense under these leases for fiscal 2000, 1999 and 1998 was $8,433, $5,329, and $5,584, respectively.

       In anticipation of its move to new corporate headquarters, MICROS entered into an amendment to a capital lease for one of the corporate headquarters buildings located at 12050 Baltimore Avenue, Beltsville, Maryland. As part of a comprehensive agreement, MICROS agreed to waive certain purchase rights of the facility embodied in the original capital lease, including the right to purchase the facility in 2009 for $10.00. MICROS also entered into a standard operating lease with the owner of the facility pursuant to which MICROS agreed to continue to rent portions of the facility until March 31, 2000. In consideration of MICROS's entering into the agreements, MICROS received a one-time cash payment of $625 from the owner of the facility. In accordance with sale-leaseback accounting requirements, the calculated gain of $275 has been deferred and is being amortized over the term of the new operating lease arrangement. During the third quarter of fiscal 1999, the Company removed the carrying values of the combined land and building along with the capital lease obligation of $3,470 and $3,205, respectively.

       Also, in anticipation of the move, MICROS consummated a sale of its corporate headquarters building located at 12000 Baltimore Avenue, Beltsville, Maryland. MICROS has signed an agreement to lease the building from the time of sale in June 1999 through July 31, 2001. MICROS received proceeds of $2,930 for the sale of the land and building. The calculated gain on the sale of the land and building is $505. In accordance with sale-leaseback accounting requirements, $368 was deferred and will be amortized over the term of the new operating lease arrangement and $137 was recognized as profit in the month the sale occurred. The Company removed the combined carrying values of $2,236.

       Future minimum lease commitments at June 30, 2000 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

                                                                    Operating                Capital
           Year ending June 30,                                       Leases                  Leases
           --------------------                                    -----------             -----------
           2001                                                        $11,579                     $63
           2002                                                          9,689                     107
           2003                                                          8,491                      79
           2004                                                          7,688                      37
           2005                                                          6,208                      28
           2006 and thereafter                                          24,338                      79
                                                                       -------                      --
                                                                       $67,993                     393
           Current portion                                             =======                      63
                                                                                                    --

           Long-term obligation under capital lease                                               $330
                                                                                                  ====

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

8.     Commitments and contingencies, continued:

       The Company's new worldwide corporate headquarters are located in a new facility in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the "Orix Agreement"), MICROS leases the entire five story structure, consisting of 250,000 square feet, from Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation. Included in the above table, this new lease commitment is expected to be approximately $55,700 over the 10-year life of the lease. The Company's executive offices are located at the Columbia facility. The Company also conducts sales, marketing, customer support and product development activities at this location. The Orix Agreement also provides MICROS with the right to demand the construction of a new building adjacent to the new corporate headquarters building, thereby providing MICROS with expansion space, if subsequently required. MICROS has not exercised that option as of the date hereof.

       The cost per square foot on a fully operational basis of the new facility is approximately 15% greater than the average cost per square foot of the existing Beltsville facilities. Total lease expenditures for Maryland offices will increase, as the aggregate amount of space to which the Company has committed has increased. The amount of required space has increased as a result of the growth the Company has in the past experienced.

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

9.     Stock options:

       The Company has incentive and non-qualified stock options outstanding which were granted to a director, officers and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All options expire either five or ten years from the date of grant. As of June 30, 2000, the Company has 1,033 authorized options available to grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

9.     Stock options, continued:

       The following table summarizes the status of, and changes in, the Company's stock option plans during the past three years:

                                                    Stock    Weighted-average       Options        Weighted-average
                                                   Options    Exercise Price      Exercisable       Exercise Price
                                                   -------   ----------------     -----------      ----------------
           Balance, June 30, 1997                      1,934              $15.32           293               $14.25

                Options granted                          865               23.13
                Options canceled                        (79)               17.83
                Options exercised                      (116)               13.45
                                                       -----

           Balance, June 30, 1998                      2,604               17.92           803               $15.22

                Options granted                        1,010               26.49
                Options canceled                        (64)               22.24
                Options exercised                      (105)               16.59
                                                       -----

           Balance, June 30, 1999                      3,445               20.40         1,525               $16.92

                Options granted                          918               46.87
                Options canceled                       (367)               27.28
                Options exercised                    (1,111)               17.21
                                                     -------

           Balance, June 30, 2000                      2,885              $29.17         1,407               $19.75
                                                       =====

       Additional information regarding stock options outstanding at June 30, 2000 is as follows:

                                                        Options Outstanding                       Options Exercisable
                                                ---------------------------------                 -------------------
                                                                                Weighted
                                                                                 Average
                                                                Weighted        Remaining                     Weighted
                                                                Average        Contractual                     Average
           Range of Exercise Prices                Shares        Price       Life (in years)     Shares         Price
           ------------------------                ------        -----       ---------------     ------         -----
           $11.81250 to $14.78125                        596        $14.36               5.48          596         $14.36
           $14.84375 to $23.09375                        703         22.42               6.34          534          22.21
           $24.87500 to $26.81250                        690         26.33               8.34          269          26.48
           $27.00000 to $42.43750                        236         38.97               9.26            8          31.73
           $48.87500 to $56.34375                        660         49.24               9.40           --             --
                                                         ---                                            --

           $11.81250 to $56.34375                      2,885         29.17               7.58        1,407          19.75
                                                       =====                                         =====

       SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to fiscal 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 2000, 1999 and 1998 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2000            1999            1998
                                                   -----------     -----------     ----------
           Risk-free interest rate                        6.1%            4.8%           5.7%
           Expected life                             5.8 years       7.0 years      7.0 years
           Expected volatility                             52%             47%            45%
           Expected dividend yield                          0%              0%             0%

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

9.     Stock options, continued:

       Had fiscal 2000, 1999 and 1998 compensation cost been determined including the weighted-average estimate of the fair value of each option granted of $26.14, $14.71 and $12.78 in fiscal 2000, 1999 and 1998, respectively, the Company's net income would be reduced to pro forma amounts as follows:

                                                                Year ended June 30,
                                                                -------------------
                                                         2000           1999           1998
                                                    -----------    -----------    ---------
           Net income
             As reported                                $16,204        $27,294      $19,641
             Pro forma                                   $6,803        $19,666      $15,288

           Basic net income per share
             As reported                                  $0.96          $1.69        $1.23
             Pro forma                                    $0.41          $1.22        $0.95

           Diluted net income per share
             As reported                                  $0.91          $1.60        $1.18
             Pro forma                                    $0.38          $1.15        $0.92

10.    Income taxes:

       Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

                                           2000            1999             1998
                                      -----------      -----------     -----------
               United States               $(761)          $18,083         $16,302
               Non-U.S.                    29,399           29,238          16,913
                                           ------           ------          ------
                                          $28,638          $47,321         $33,215
                                          =======          =======         =======

       The components of income tax expense are:

                                         2000             1999              1998
                                     -----------       -----------       ----------
           Current:
               Federal                    $(581)            $5,692           $2,949
               State                         370               584              298
               Foreign                    12,651            11,369            7,450
                                          ------            ------            -----
                                          12,440            17,645           10,697
                                          ------            ------           ------
           Deferred:
               Federal                     (339)               461            2,565
               State                        (22)                87              482
               Foreign                     (552)             1,114            (850)
                                           -----             -----            -----
                                           (913)             1,662            2,197
                                           -----             -----            -----
                                         $11,527           $19,307          $12,894
                                         =======           =======          =======

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

10.    Income taxes, continued:

       The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

                                                                                2000            1999         1998
                                                                                ----            ----         ----
           At statutory rate                                                   35.0%           35.0%        35.0%
                Increase (decrease) resulting from:
                     U.S. federal surtax reduction                                --           (0.2)        (0.3)
                     State taxes, net of federal tax benefit                   (0.1)             1.0          1.1
                     Research tax credits                                      (1.3)           (1.1)        (1.5)
                     Foreign Sales Corporation tax benefit                        --           (1.6)        (1.8)
                     Effect of tax rates in foreign jurisdictions                6.7             4.8          1.8
                     Permanent differences                                     (0.3)             1.7          2.3
                     Other                                                       0.3             1.2          2.2
                                                                                 ---             ---          ---
           Effective tax rate                                                  40.3%           40.8%        38.8%
                                                                               =====           =====        =====

       Appropriate U.S. taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. The cumulative amount of unremitted earnings from international subsidiaries that is expected to be indefinitely reinvested is approximately $43,732 and $26,482 at June 30, 2000 and 1999, respectively.

       The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                                                             2000                     1999
                                                                                         ------------             ------------
           Bad debt                                                                            $2,729                   $1,373
           Accruals not currently deductible for tax                                            4,036                    2,510
           Inventory                                                                            1,297                    1,628
           Net operating loss carryforwards                                                    13,218                      255
           Tax credit carryforward                                                                187                       --
           Purchased in-development software technology write-off                               4,555                    3,956
           Other                                                                                  879                      356
                                                                                                  ---                      ---
           Total deferred tax assets                                                           26,901                   10,078
                                                                                               ------                   ------

           Depreciation                                                                         (333)                    (177)
           Capitalized software development costs                                            (10,828)                  (7,504)
           Other                                                                                (452)                  (1,171)
                                                                                                -----                  -------
           Total deferred tax liabilities                                                    (11,613)                  (8,852)
                                                                                             --------                  -------

           Net operating loss carryforward valuation allowance                                (1,486)                    (255)
                                                                                              -------                    -----

           Net deferred tax asset                                                             $13,802                     $971
                                                                                              =======                     ====

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2000 and 1999, the Company had potential tax benefits of $13,218 and $255, respectively, related to U.S. and foreign net operating loss carryforwards for income tax purposes.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

10.    Income taxes, continued:

       The net operating loss carryforwards are primarily attributable to tax deductions related to the exercise of stock options during fiscal year 2000. The tax benefit related to the stock options exercised totaled approximately $12,204. Because stock option deductions are not recognized as an expense for financial purposes, the tax benefit for stock option deductions must be credited to additional paid in capital.

       The tax losses and tax credit carryforwards (if not utilized against taxable income) expire beginning 2005 with many having an indefinite expiration. A valuation allowance of $1,486 and $255 has been provided at June 30, 2000 and 1999, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

11.    Other income (expense), net:

       Other income (expense) is comprised of the following items:

                                                                          2000                   1999                1998
                                                                      -----------             -----------        -----------
           Foreign exchange gain (loss), net                               $(691)                  $1,047             $(126)
           Gain on sale of investment                                          --                      --                345
           Gain on sale of land & building                                     --                     137                 --
           Other, net                                                       (420)                   (494)                385
                                                                            -----                   -----                ---
           Total other (expense) income, net                             $(1,111)                    $690               $604
                                                                         ========                    ====               ====

12.    Related party transactions:

       During fiscal 1998, Mr. Cohen, a Director of the Company, was compensated $97 in consideration for his provision of consulting services to the Company. Mr. Cohen's consulting agreement with the Company terminated on June 30, 1998. Additionally, pursuant to the terms of the Purchase Agreement dated August 25, 1995 under which the Company purchased from Mr. Cohen and his family the remaining 77% of D.A.C. Systemes/MICROS France and AD-Maintenance Informatique ("ADMI") the Company did not already own, the Company owes as of the end of each fiscal year to Mr. Cohen approximately $408 and $466 for fiscal 1999, and 1998, respectively. The payments were made during the first fiscal quarter of the following year per the agreement. Mr. Cohen retired as a Director of the Company on August 28, 2000.

       During fiscal years 2000, 1999, and 1998, the Company compensated Louis
       M. Brown, Jr., Chairman of the Board, $255, $241, and $230, respectively, for consulting services provided to the Company. Effective June 30, 1995, and amended February 1, 1999, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2002, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus, which adjusts annually. For fiscal 2000, Mr. Brown earned a base consulting fee of $190 and a bonus of $65. The bonus paid was for services provided in fiscal 1999.

13.    Employee benefit plan:

       The Company sponsors an employee savings plan, which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees in the United States and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. The Plan for corporate employees matches fifty percent of the first five percent of each participating employee's voluntary contributions. Furthermore, the Company may elect to make

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

13.    Employee benefit plan, continued:

       additional contributions, at its discretion. Due to the acquisitions in fiscal 2000 there are four small additional 401(k) plans within the United States. The Company plans to consolidate the plans and combine them into the corporate plan within the next fiscal year. Company contributions were made during the years ended June 30, 2000, 1999 and 1998 totaling $850, $725, and $596, respectively.

       The Company does not have any material obligations to past or present employees related to post employment benefits.

14.    Segment reporting data:

       The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. MICROS is organized and operates in two segments: U.S. and International. The International segment is primarily in Europe and the Pacific Rim. For purposes of applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following information is presented in accordance with the requirements of SFAS No. 131.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

14.    Segment reporting data, continued:

       A summary of the Company's operating segments is as follows:

                                                                                       Year Ended June 30,
                                                               -------------------------------------------------------------------
                                                                         2000                   1999                 1998
                                                                     ------------           ------------         ------------
           Revenues (1):
              United States                                              $179,335               $170,294             $136,117
              International                                               230,288                208,419              185,180
              Intersegment eliminations                                  (49,972)               (43,619)             (41,052)
                                                                         --------               --------             --------
                Total  revenues                                          $359,651               $335,094             $280,245
                                                                         ========               ========             ========

           Income before taxes, minority interests,
              equity in net earnings of affiliates and
              cumulative effect of accounting change (1):
              United States                                              $(3,561)                $13,648               $9,108
              International                                                65,259                 62,927               50,904
              Intersegment eliminations                                  (33,060)               (29,254)             (26,797)
                                                                         --------               --------             --------
                Total income before taxes
                  minority interests, equity in net
                   earnings of affiliates and
                   cumulative effect of accounting
                   change                                                 $28,638                $47,321              $33,215
                                                                          =======                =======              =======

           Identifiable assets (2):
              United States                                              $158,552               $122,588             $125,854
              International                                               120,425                109,542               78,757
              Intersegment eliminations                                        --                     --                   --
                                                                               --                     --                   --
                Total identifiable assets                                $278,977               $232,130             $204,611
                                                                         ========               ========             ========

           Capital expenditures (2):
              United States                                                $8,489                 $4,357               $6,691
              International                                                 5,151                  1,847                2,571
              Intersegment eliminations                                        --                     --                   --
                                                                               --                     --                   --
                Total capital expenditures                                $13,640                 $6,204               $9,262
                                                                          =======                 ======               ======

           Depreciation and amortization (2):
              United States                                                $6,535                 $5,370               $4,569
              International                                                 4,705                  4,482                4,140
              Intersegment eliminations                                        --                     --                   --
                                                                               --                     --                   --
                Total depreciation and amortization                       $11,240                 $9,852               $8,709
                                                                          =======                 ======               ======

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

14.    Segment reporting data, continued:

       Geographic revenue information for the three years ended June 2000 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Substantially all intangible assets do not have a physical or geographic location; therefore, intangible assets are not included below.

       Revenues from unaffiliated customers by geographic location are as follows:

                                                                          2000                   1999                1998
                                                                     ------------           ------------         ------------
           United States                                                 $175,759               $169,222             $135,154
           International                                                  183,892                165,872              145,091
                                                                          -------                -------              -------
           Net revenue                                                   $359,651               $335,094             $280,245
                                                                         ========               ========             ========


           Significant countries included above:
               Germany                                                    $45,709                $50,559              $41,860
               United Kingdom                                              30,441                 24,439               20,963
               Australia                                                   12,972                  5,244                5,229
               France                                                      11,151                 11,640               10,666

       Long-lived assets by geographic location are as follows:

                                                                          2000                   1999                1998
                                                                     ------------           ------------         ------------
           United States                                                  $16,468                $12,211              $17,963
           International                                                    7,864                  3,476                3,801
                                                                            -----                  -----                -----
           Total long-lived assets                                        $24,332                $15,687              $21,764
                                                                          =======                =======              =======


           Significant countries included above:
               Sweden                                                      $2,229                   $174                 $282
               Germany                                                      1,356                    866                1,136
               United Kingdom                                                 616                    338                  306
               France                                                         175                     93                  209


                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

15.    Quarterly financial information (unaudited):

       Quarterly financial information for fiscal 2000 and 1999 is presented in the following tables:

                                                               First         Second           Third          Fourth
2000                                                          Quarter        Quarter         Quarter         Quarter
----                                                          -------        -------         -------         -------

Revenue                                                        $87,427       $102,749          $91,953        $77,522
                                                               =======       ========          =======        =======

Gross margin                                                   $41,308        $49,504          $51,962        $31,778
                                                               =======        =======          =======        =======

Income (loss) from operations                                  $10,009        $14,749          $16,979      $(12,267)
                                                               =======        =======          =======      =========

Net income (loss)                                               $5,138         $8,570          $10,224       $(7,728)
                                                                ======         ======          =======       ========

Basic net income (loss) per common share                         $0.32          $0.52            $0.60        $(0.45)
                                                                 =====          =====            =====        =======

Diluted net income (loss) per common share                       $0.30          $0.48            $0.56        $(0.45)
                                                                 =====          =====            =====        =======

Stock Prices (in dollars)
-------------------------
High                                                             40.50          76.25            67.75          56.19
Low                                                              32.50          38.88            51.09          15.75


================================================================================

                                                               First         Second           Third          Fourth
1999                                                          Quarter        Quarter         Quarter        Quarter
----                                                          -------        -------         -------        -------

Revenue                                                        $66,639        $80,594          $85,121      $102,740
                                                               =======        =======          =======      ========

Gross margin                                                   $33,183        $39,757          $43,222       $48,013
                                                               =======        =======          =======       =======

Income from operations                                          $6,849        $11,435          $13,093       $17,268
                                                                ======        =======          =======       =======

Net income                                                      $3,508         $6,213           $7,688        $9,885
                                                                ======         ======           ======        ======

Basic net income per common share                                $0.22          $0.39            $0.48         $0.61
                                                                 =====          =====            =====         =====

Diluted net income per common share                              $0.21          $0.37            $0.45         $0.58
                                                                 =====          =====            =====         =====

Stock Prices (in dollars)
-------------------------
High                                                             38.88          32.88            33.31         35.00
Low                                                              23.94          22.06            27.63         29.50


================================================================================

The Company has never paid a cash dividend. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         for the years ended June 30, 2000, 1999 and 1998 (in thousands)

                                           Balance at       Charged                                             Balance
                                            beginning          to                                                at end
                Description                 of period       expenses       Deductions            Other (1)      of period
 ---------------------------------------- ------------    -----------      ----------            -----        -----------
 Year ended June 30, 2000:
     Allowance for doubtful accounts            $3,618         $5,646          $1,260               $(213)         $7,791
     Reserve for inventory obsolescence          4,289          1,816           2,301  (2)             (5)          3,799
                                                 -----          -----           -----                  ---          -----
                                                $7,907         $7,462          $3,561               $(218)        $11,590
                                                ======         ======          ======               ======        =======

 Year ended June 30, 1999:
     Allowance for doubtful accounts            $2,298         $2,577            $633               $(624)         $3,618
     Reserve for inventory obsolescence          2,099          2,870             834  (2)             154          4,289
                                                 -----          -----             ---                  ---          -----
                                                $4,397         $5,447          $1,467               $(470)         $7,907
                                                ======         ======          ======               ======         ======

 Year ended June 30, 1998:
     Allowance for doubtful accounts            $2,508           $967          $1,022               $(155)         $2,298
     Reserve for inventory obsolescence          1,651          1,140             688  (2)             (4)          2,099
                                                 -----          -----             ---                  ---          -----
                                                $4,159         $2,107          $1,710               $(159)         $4,397
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

                                                                            MICROS SYSTEMS, INC.
Date:                     9-25-00                                      By:  /s/Gary C. Kaufman
                          -------                                      ---  ------------------
                                                                            Gary C. Kaufman
                                                                            Executive Vice President, Finance and
                                                                            Administration/Chief Financial
                                                                            Officer


Date:                     9-25-00                                      By:  /s/Roberta J. Watson
                          -------                                      ---  --------------------
                                                                            Roberta J. Watson
                                                                            Senior Vice President and Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

          Name                                           Title
------------------------                       --------------------------
/s/Louis M. Brown, Jr.                                                                        9-25-00

------------------------                              Director and                            -------
Louis M. Brown, Jr.                              Chairman of the Board

/s/A. L. Giannopoulos                            Director and President                       9-25-00
------------------------                        Chief Executive Officer                       -------
A. L. Giannopoulos

/s/Gary C. Kaufman                              Executive Vice President                      9-25-00
------------------------                       Finance and Administration                     -------
Gary C. Kaufman                                 Chief Financial Officer

/s/John G. Puente                                                                             9-25-00
----------------------                                  Director                              -------
John G. Puente

/s/F. Suzanne Jenniches                                                                       9-25-00
------------------------                                Director                              -------
F. Suzanne Jenniches

/s/Dwight S. Taylor                                                                           9-25-00
------------------------                                Director                              -------
Dwight S. Taylor

/s/William S. Watson                                                                          9-25-00
------------------------                                Director                              -------
William S. Watson

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

         10b6. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

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

         10o hotelBANK, Inc. 1999 Omnibus Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1999.

         21.      Subsidiaries of the Company.

         23.      Consent of Independent Accountants.

         27.      Financial Data Schedule.