Form 10-Q
period 2000-09-30
MICROS SYSTEMS INC
filed 2000-11-14
CIK 320345

                                  Form 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the quarter ended September 30, 2000
                        Commission file number 0-9993


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


As of September 30, 2000, there were 17,347,218 shares of Common Stock, $0.025 par value, outstanding.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 2000

                        Part I - Financial Information


Item 1.  Financial Statements

                                   General

     The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per share data)

                                                                        September 30,   June 30,
                                                                             2000         2000
                                                                        -------------  ----------
ASSETS
Current assets:
     Cash and cash equivalents                                          $   26,222     $  26,211
     Accounts receivable, net of allowance for
       doubtful accounts of $8,013 at September 30,
       2000 and $7,791 at June 30, 2000                                     91,033        98,917
     Inventories                                                            30,654        34,292
     Deferred income taxes                                                  15,544        15,575
     Prepaid expenses and other current assets                              13,495        16,098
                                                                        ----------     ---------
          Total current assets                                             176,948       191,093

Property, plant and equipment, net of accumulated
     Depreciation and amortization of $31,248 at
     September 30, 2000 and $29,800 at June 30, 2000                        25,876        24,332
Deferred income taxes, non-current                                           9,541         9,840
Goodwill and intangible assets, net of
     accumulated amortization of $13,729 at
     September 30, 2000 and $12,963 at June 30, 2000                        25,077        26,750
Purchased and internally developed software costs,
     net of accumulated amortization of $11,470 at
     September 30, 2000 and $11,191 at June 30, 2000                        26,267        24,604
Other assets                                                                 2,360         2,358
                                                                        ----------     ---------
Total assets                                                            $  266,069     $ 278,977
                                                                        ==========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                               $    3,017     $     522
     Current portion of long-term debt                                         250           397
     Current portion of capital lease obligations                               45            63
     Accounts payable                                                       19,450        21,145
     Accrued expenses and other current liabilities                         33,559        39,814
     Income taxes payable                                                    6,724        15,021
     Deferred income taxes                                                     479           475
     Deferred service revenue                                               25,967        20,126
                                                                        ----------     ---------
          Total current liabilities                                         89,491        97,563

Long-term debt, net of current portion                                       3,402         3,729
Capital lease obligations, net of current portion                              299           330
Deferred income taxes, non-current                                          11,092        11,138
Commitments and contingencies
Minority interests                                                           2,441         2,596

Shareholders' equity:
     Common stock, $0.025 par; authorized 50,000
     shares; issued and outstanding 17,347 at
     September 30, 2000 and 17,336 at June 30, 2000                            433           433
     Capital in excess of par                                               54,442        54,225
     Retained earnings                                                     118,145       119,064
     Accumulated other comprehensive loss                                  (13,676)      (10,101)
                                                                        ----------     ---------
          Total shareholders' equity                                       159,344       163,621
                                                                        ----------     ---------

Total liabilities and shareholders' equity                              $  266,069     $ 278,977
                                                                        ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                                                  Three Months Ended   September 30,
                                                                  ----------------------------------
                                                                        2000               1999
                                                                  -------------------  -------------
Revenue:
  Hardware and software                                                 $     39,251   $     53,383
  Service                                                                     34,758         34,044
                                                                          ----------      ---------
      Total revenue                                                           74,009         87,427
                                                                          ----------      ---------

Costs and expenses:
  Cost of sales
      Hardware and software                                                   19,994         29,445
      Service                                                                 18,150         16,674
                                                                          ----------      ---------
         Total cost of sales                                                  38,144         46,119

  Selling, general and administrative expenses                                29,927         24,869
  Research and development expenses                                            4,133          3,774
  Depreciation and amortization                                                3,315          2,656
                                                                          ----------      ---------
         Total costs and expenses                                             75,519         77,418
                                                                          ----------      ---------

Income (loss) from operations                                                 (1,510)        10,009

Non-operating income (expense):
  Interest income                                                                259            163
  Interest expense                                                              (116)          (146)
  Other expense, net                                                            (165)          (989)
                                                                          ----------      ---------

Income (loss) before taxes, minority interests and
  equity in net earnings of affiliates                                        (1,532)         9,037

Income taxes                                                                    (621)         3,656
                                                                          ----------      ---------

Income (loss)  before minority interests and equity
  in net earnings of affiliates                                                 (911)         5,381
Minority interests and equity in net earnings of affiliates                       (8)          (243)
                                                                          ----------      ---------
Net income (loss)                                                       $       (919)  $      5,138
                                                                              ======         ======

Net income (loss) per common share:
    Basic                                                               $      (0.05)  $       0.32
                                                                              ======         ======
    Diluted                                                             $      (0.05)  $       0.30
                                                                              ======         ======

Weighted-average number shares outstanding:
    Basic                                                                     17,344         16,290
                                                                              ======         ======
    Diluted                                                                   17,344         17,373
                                                                              ======         ======


The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Three Months Ended September 30, 2000
                          (Unaudited, in thousands)

                                                                                           Accumulated
                                               Common Stock        Capital                    Other
                                            -------------------   in Excess    Retained   Comprehensive
                                              Shares   Amount       of Par     Earnings        Loss           Total
                                            --------- ---------   ----------  ----------       ----           -----
Balance, June 30, 2000                        17,336      $433      $54,225    $119,064         $(10,101)    $163,621
Comprehensive loss
  Net loss                                        --        --           --       (919)                --        (919)
  Foreign currency translation
    adjustments                                   --        --           --          --           (3,575)      (3,575)
                                                                                                             --------
Total comprehensive loss                          --        --           --          --                --      (4,494)
Stock issued upon exercise of options             11        --          204          --                --         204
Income tax benefit from stock
    options exercised                             --        --           13          --                --          13
                                                ----       ---          ---         ---               ---         ---
Balance, September 30, 2000                   17,347      $433      $54,442    $118,145         $(13,676)    $159,344
                                              ======      ====      =======    ========         =========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Condensed and unaudited - in thousands)

                                                                    Three Months Ended September 30,
                                                                  -----------------------------------
                                                                         2000               1999
                                                                  ------------------    -------------
Net cash flows provided by operating activities:                     $   6,241           $   11,653
                                                                     ---------           ----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                          (3,787)              (2,077)
    Proceeds from dispositions of property, plant
      and equipment                                                         --                   74
    Internally developed software                                       (2,530)              (1,439)
    Dividends paid to minority shareholders                                 --                   (8)
    Net cash paid for acquisitions, minority
      interests and contingent earn-out payments                        (2,295)                (803)
                                                                     ---------           ----------
      Net cash used in investing activities                             (8,612)              (4,253)
                                                                     ---------           ----------
    Cash flows from financing activities:
    Principal payments on line of credit                                  (630)                  (8)
    Principal payments on long-term debt and
      capital lease obligations                                           (280)                (297)
    Proceeds from lines of credit                                        3,129                   --
    Proceeds from issuance of stock                                        204                3,330
                                                                     ---------           ----------
       Net cash provided by financing activities                         2,423                3,025
                                                                     ---------           ----------
Effect of exchange rate changes on cash                                    (41)                  33
                                                                     ---------           ----------

Net increase in cash and cash equivalents                                   11               10,458

Cash and cash equivalents at beginning of period                        26,211               22,806
                                                                     ---------           ----------
Cash and cash equivalents at end of period                           $  26,222           $   33,264
                                                                     =========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Quarter Ended September 30, 2000
               (Unaudited, in thousands, except per share data)

1.       Inventories

         The components of inventories are as follows:

                                 September 30,               June 30,
                                     2000                      2000
                             ------------------         -----------------
         Raw materials       $            4,087         $           4,573
         Work-in-process                    269                       576
         Finished goods                  26,298                    29,143
                             ------------------         -----------------
                             $           30,654         $          34,292
                             ==================         =================

2.       New accounting standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is reviewing the provisions of the Bulletin.

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

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed a counterclaim against Budgetel, alleging breach of contract and defamation. Although the

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Quarter Ended September 30, 2000
               (Unaudited, in thousands, except per share data)

3.       Legal proceedings (continued)

         discovery phase of the litigation has been substantially completed, no trial date has been scheduled. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

4.       Net income (loss) per share

         Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

         Basic and diluted net loss per common share is computed using the weighted-average number of shares outstanding during the period and does not include unexercised stock options since their effect would be anti-dilutive due to the losses in the three-month period ended September 30, 2000.

         A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                                    Three Months Ended      September 30,
                                                                           2000                 1999
                                                                          ------             ---------
         Net income (loss)                                                $  (919)           $   5,138
                                                                          =======            =========

         Average common shares outstanding                                 17,344               16,290
         Dilutive effect of outstanding stock options                          --                1,083
                                                                          -------            ---------
         Average common shares outstanding assuming dilution               17,344               17,373
                                                                          =======            =========

         Basic net income (loss) per share                                $ (0.05)           $   0.32
                                                                          =======            ========
         Diluted net income (loss) per share                              $ (0.05)           $   0.30
                                                                          =======            ========

         For the three-month periods ended September 30, 2000 and 1999, 2,245,000 options and 593 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

5.       Segment reporting data

         The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. MICROS is organized and operates in two segments: U.S. and International. The International segment is primarily in Europe and the Pacific Rim. For purposes of applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment. The following information is presented in accordance with the requirements of SFAS No. 131.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Quarter Ended September 30, 2000
               (Unaudited, in thousands, except per share data)

5.       Segment reporting data (continued)

         A summary of the Company's operating segments is as follows:

                                                             Three Months Ended
                                                               September 30,
                                                             2000           1999
                                                             ----           ----
Revenues (1):
   United States                                           $ 38,447      $  45,064
   International                                             46,755         53,152
   Intersegment eliminations                                (11,193)       (10,789)
                                                           --------      ---------

     Total revenues                                        $ 74,009      $  87,427
                                                           ========      =========

Income before taxes,
minority interests, and
equity in net earnings of
affiliates (1):
   United States                                           $ (6,748)     $    (904)
   International                                             11,752         17,108
   Intersegment eliminations                                 (6,536)        (7,167)
                                                           --------      ---------
     Total income before taxes,
     minority interests, and
     equity in net earnings
     of affiliates                                         $ (1,532)     $   9,037
                                                           ========      =========

                                                         September 30,    June 30,
                                                             2000           2000
                                                             ----           ----
Identifiable assets (2):
   United States                                           $149,797      $ 158,552
   International                                            116,272        120,425
   Intersegment eliminations                                     --             --
                                                           --------      ---------
     Total identifiable assets                             $266,069      $ 278,977
                                                           ========      =========

(1)      Amounts based on the location of the customer.
(2)      Amounts based on the location of the selling entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter Comparison

     The Company recorded a net loss of $0.05 per common share in the first quarter of fiscal 2001, compared with diluted net income of $0.30 per common share in the first quarter of fiscal 2000. For the quarter, the loss was primarily due to lower revenues in the U.S. and weakening European currencies. The currency effect lowered revenue approximately $3.2 million.

     Revenue of $74.0 million for the first quarter of fiscal 2001 decreased $13.4 million, or 15.3%, compared to the same period last year. A comparison of the sales mix for fiscal years 2001 and 2000 is as follows:

                                         Three Months Ended
                                           September 30,
                                         2000         1999
                                         ----         ----
           Hardware                     36.9%        43.6%
           Software                     16.1%        17.5%
           Service                      47.0%        38.9%
                                        -----        -----
                                       100.0%       100.0%

     Both hardware and software sales decreased in absolute dollars in fiscal 2001 in comparison to the prior year, primarily due to the continued slowdown in information technology purchases by the hospitality industry. Service sales increased in absolute dollars for the first quarter in comparison to the prior year first quarter primarily due to support revenues earned on a larger customer base.

     Combined hardware and software revenues for the first quarter of fiscal 2001 decreased $14.1 million, or 26.5%, while service revenues increased $0.7 million, or 2.1%, over the same period a year earlier.

     Cost of sales, as a percentage of revenue, decreased to 51.5% for the first quarter of fiscal 2001 from 52.8% for the first quarter of fiscal 2000. Cost of sales for hardware and software products, as a percentage of related revenue, was 50.9% in the first quarter of fiscal 2001 compared to 55.2% for the same quarter a year earlier. This decrease as a percentage of revenue is primarily due to the decrease of hardware sales as a percentage of total hardware and software sales.

     Service costs, as a percentage of service revenue, increased to 52.2% in the first quarter of fiscal 2001 compared to 49.0% in the same quarter in fiscal 2000. The increase was primarily due to a lower number of installations performed in fiscal 2001 resulting in lower labor utilization rates for service personnel.

     Selling, general and administrative expenses increased $5.1 million, or 20.3%, in the first quarter of fiscal 2001 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 40.4% in the first quarter of fiscal 2001 compared to 28.4% in the first quarter of fiscal 2000 due to decreased revenue and the acquisition of direct sales offices during the period October 1999 through June 2000.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.4 million, or 9.5%, in the first quarter of fiscal 2001 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.5 million in the first quarter of fiscal 2001 and $1.4 million in the first quarter of fiscal 2000, increased $1.5 million, or 27.8%, compared to the same period a year earlier. The increase in absolute dollars for the three-month period is primarily due to increased expenditures in the Company's hotel business.

     Income from operations for the first quarter of fiscal 2000 was $10.0 million, or 11.4% of revenue, compared to a loss of $1.5 million, or 2.0% of revenue, in the first quarter of fiscal 2001. The reduction is primarily due to the lower volume of sales in fiscal 2001 and the higher operating expenses due to new direct sales offices added since October 1999.

     Other expense decreased from $1.0 million for the first quarter of fiscal 2000 to $0.2 million in the first quarter of fiscal 2001. The Company experienced translation loss of $0.9 million in the first quarter of fiscal 2000 compared to a loss of $0.2 million in the first quarter of fiscal 2001. The translation loss is primarily due to changes in exchange rates between the German mark and the U.S. dollar and between the Australian dollar and the U.S. dollar.

     The effective tax rate for the first quarter of fiscal 2001 and fiscal 2000 was 40.5%.

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

Year 2000 Compliance Costs

     To date, the Company has expensed all incremental costs related to the Year 2000 analysis and remediation efforts. Internal and external costs specifically associated with modifying software for the Year 2000 have been charged to expense as incurred. All of these costs were funded through operating cash flows. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue have not and will not in the future have a material adverse effect on the results of operations or financial position of the Company in any given quarter. As of June 30, 2000, not including the costs incurred to upgrade the Company's internal management information systems, the Company had incurred approximately $2.2 million in expenditures related to the Year 2000 issue. Costs capitalized through June 30, 2000 to implement the Company's new Year 2000 compliant internal management information systems, which address a large variety of informational and processing needs, are approximately $8.5 million.

Euro Conversion

     On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of September 30, 2000, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

Liquidity and Capital Resources

    The Company has a $45.0 million multi-currency unsecured committed line of credit expiring on December 31, 2000. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of September 30, 2000, there is $3.0 million outstanding under this line of credit.

    In addition, the Company has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $6.8 million at the September 30, 2000 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.3 million at the September 30, 2000 exchange rate) in the form of balloon debt and has no line of credit borrowings. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk.

     Also, due to an acquisition in June 2000, the Company has a line of credit and a line for term loans of $0.7 million. The agreement requires the Company to satisfy certain financial covenants. The line of credit can be borrowed in either U.S. dollars or Canadian dollars. The interest rate charged is the prime rate plus 1 percent (1%). As of September 30, 2000, the Company had no balance outstanding on the line of credit and $0.1 million outstanding in term loans.

    Net cash provided by operating activities for fiscal 2001 was $6.2 million versus $11.7 million for fiscal 2000. The reduction in net cash for fiscal 2001 relative to fiscal 2000 was caused, by among other factors: (i) slowdown in information technology purchases due to Year 2000 driven purchases in calendar 1999; (ii) longer and delayed sales cycles due to the introduction of new and/or untested technologies, such as Internet-based technologies; and
(iii) European currency weakness relative to the dollar. The Company used $8.6 million for investing activities in fiscal 2001, including $6.3 million for the purchase of property, plant, and equipment and internally developed software and $2.3 million for contingent earn-out payments and business acquisitions. Net financing activities for fiscal 2001 provided $2.4 million, primarily from proceeds of $3.1 million on the line of credit during fiscal 2001 which was offset by $0.9 million in repayments on the lines of credit, long term debt and capital lease obligations. The cash position of the Company at September 30, 2000 was $26.2 million. All cash is being held for the operation and expansion of the business.

    The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2001 will be approximately $9.0 million.

Summary

     Until calendar year 2000, the Company had experienced rapid revenue growth at a rate that it believes had significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. In light of current market conditions, the Company does not expect to maintain growth at historic levels, and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

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

     Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; adverse economic or political conditions; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases, including those with respect to the Fidelio next generation integrated property management and central reservation system technologies; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 2000.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                  Form 10-Q
                   For the Quarter Ended September 30, 2000

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

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                  Form 10-Q
                   For the Quarter Ended September 30, 2000

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

     On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed a counterclaim against Budgetel, alleging breach of contract and defamation. Although the discovery phase of the litigation has been substantially completed, no trial date has been scheduled. While the ultimate outcome of litigation is uncertain, and while litigation is inherently difficult to predict, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that resulting liability, if any, should not have a material adverse effect on the Company's results of operations or financial position.

Items 2 through 4.

     No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K - None

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                  Form 10-Q

                   For the Quarter Ended September 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICROS SYSTEMS, INC.
                                        -----------------------
                                              (Registrant)

November 14, 2000                       /s/ Gary C. Kaufman
------------------                          ---------------
                                        Gary C. Kaufman
                                        Executive Vice President, Finance and
                                        Administration/Chief Financial Officer


November 14, 2000                       /s/ Roberta J. Watson
------------------                          -----------------
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