Form 10-Q
period 2000-12-31
MICROS SYSTEMS INC
filed 2001-02-14
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended December 31, 2000
                          Commission file number 0-9993


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


As of December 31, 2000, there were 17,351,719 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                     For the Quarter Ended December 31, 2000

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                        December 31,    June 30,
                                                           2000          2000
                                                        -----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                            $ 21,652       $ 26,211
     Accounts receivable, net of allowance for
       doubtful accounts of $8,558 at December 31,
       2000 and $7,791 at June 30, 2000                     90,824         98,917
     Inventories                                            32,322         34,292
     Deferred income taxes                                  13,987         15,575
     Prepaid expenses and other current assets              11,111         16,098
                                                            ------         ------
         Total current assets                              169,896        191,093

Property, plant and equipment, net of accumulated
     depreciation and amortization of $33,647 at
     December 31, 2000 and $29,800 at June 30, 2000         26,857         24,332
Deferred income taxes, non-current                           9,782          9,840
Goodwill and intangible assets, net of
     accumulated amortization of $15,593 at
     December 31, 2000 and $12,963 at June 30, 2000         30,165         26,750
Purchased and internally developed software costs,
     net of accumulated amortization of $12,045 at
     December 31, 2000 and $11,191 at June 30, 2000         28,357         24,604
Other assets                                                 2,349          2,358
                                                             -----          -----
Total assets                                              $267,406       $278,977
                                                         =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank lines of credit                                  $  4,750       $    522
    Current portion of long-term debt                        2,557            397
    Current portion of capital lease obligations               333             63
    Accounts payable                                        20,080         21,145
    Accrued expenses and other current liabilities          38,760         39,814
    Income taxes payable                                     4,402         15,021
    Deferred income taxes                                      467            475
    Deferred service revenue                                20,183         20,126
                                                            ------         ------
       Total current liabilities                            91,532         97,563

Long-term debt, net of current portion                       1,129          3,729
Capital lease obligations, net of current portion              298            330
Deferred income taxes, non-current                          11,149         11,138
Commitments and contingencies
Minority interests                                           2,602          2,596

Shareholders' equity:
    Common stock, $0.025 par; authorized 50,000
       shares; issued and outstanding 17,352 at
       December 31, 2000 and 17,336 at June 30, 2000           434            433
    Capital in excess of par                                54,528         54,225
    Retained earnings                                      117,181        119,064
    Accumulated other comprehensive income                 (11,447)       (10,101)
                                                           -------        -------
        Total shareholders' equity                         160,696        163,621
                                                           -------        -------

Total liabilities and shareholders' equity                $267,406       $278,977
                                                         =========      =========

        The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                    2000            1999
                                                    ----            ----
Revenue:
   Hardware and software                             $42,803        $63,796
   Service                                            37,294         38,953
                                                     ---------      ---------
Total revenue                                         80,097        102,749
                                                     ---------      ---------
Costs and expenses:
   Cost of sales
     Hardware and software                            20,758         34,456
     Service                                          19,004         18,789
                                                     ---------      ---------
   Total cost of sales                                39,762         53,245

   Selling, general and administrative
     expenses                                         32,040         27,305
   Research and development expenses                   4,793          4,411
   Depreciation and amortization                       3,441          3,039
                                                     ---------      ---------
Total costs and expenses                              80,036         88,000
                                                     ---------      ---------

Income from operations                                    61         14,749

Non-operating income (expense):
   Interest income                                       224            258
   Interest expense                                     (235)          (290)
   Other income (expense), net                        (1,395)           220
                                                     ---------      ---------
Income (loss) before taxes, minority interests
   and equity in net earnings of affiliates           (1,345)        14,937

Income tax expense (benefit)                            (544)         6,050
                                                       -------       --------
Income (loss) before minority interests and
   equity in net earnings of affiliates                 (801)         8,887

Minority interests and equity in net
   earnings of affiliates                               (163)          (317)
                                                     ---------      ---------
Net income (loss)                                    $  (964)       $ 8,570
                                                     =========      =========

Net income (loss) per common share:
   Basic                                             $ (0.06)       $  0.52
                                                     =========      =========
   Diluted                                           $ (0.06)       $  0.48
                                                     =========      =========

Weighted-average number of shares outstanding:
   Basic                                              17,350         16,535
                                                     =========      =========
   Diluted                                            17,350         17,912
                                                     =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                Six Months Ended December 31,
                                                ----------------------------
                                                   2000              1999
                                                   ----              ----
Revenue:
  Hardware and software                              $82,054       $117,179
  Service                                             72,052         72,997
                                                      -------        -------
Total revenue                                        154,106        190,176
                                                     --------       --------
Costs and expenses:
  Cost of sales
      Hardware and software                           40,752         63,901
      Service                                         37,154         35,463
                                                      -------        -------
  Total cost of sales                                 77,906         99,364

  Selling, general and administrative
     expenses                                         61,967         52,174
  Research and development expenses                    8,926          8,185
  Depreciation and amortization                        6,756          5,695
                                                       ------         ------
Total costs and expenses                             155,555        165,418
                                                     --------       --------

Income (loss) from operations                         (1,449)        24,758

Non-operating income (expense):
  Interest income                                        483            421
  Interest expense                                      (351)          (436)
  Other expense, net                                  (1,560)          (769)
                                                    ---------      ---------

Income (loss) before taxes, minority interests
  and equity in net earnings of affiliates            (2,877)        23,974

Income tax expense (benefit)                          (1,165)         9,706
                                                    ---------      ---------
Income (loss) before minority interests and
  equity in net earnings of affiliates                (1,712)        14,268

Minority interests and equity in net
  earnings of affiliates                                (171)          (560)
                                                       ------         ------

Net income (loss)                                   $ (1,883)      $ 13,708
                                                    =========      =========

Net income (loss) per common share:
  Basic                                               $(0.11)         $0.84
                                                      =======        =======
  Diluted                                             $(0.11)         $0.78
                                                      =======        =======

Weighted-average number of shares outstanding:
  Basic                                               17,347         16,412
                                                      =======        =======
  Diluted                                             17,347         17,642
                                                      =======        =======

         The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2000
                            (Unaudited, in thousands)


                                                                                           Accumulated
                                               Common Stock        Capital                    Other
                                              --------------      in Excess    Retained   Comprehensive
                                              Shares   Amount      of Par      Earnings       Income             Total
                                              ------  -------     ---------   ----------      ------             -----
Balance, June 30, 2000                        17,336      $433      $54,225    $119,064         $(10,101)      $163,621
Comprehensive loss
  Net loss                                        --        --           --     (1,883)                --        (1,883)
  Foreign currency translation
    adjustments                                   --        --           --          --           (1,346)        (1,346)
Total comprehensive loss                          --        --           --          --                --        (3,229)
Stock issued upon exercise of
  options                                         16         1          286          --                --           287
Income tax benefit from stock
  options exercised                               --        --           17          --                --            17
                                              ------      ----      -------    --------         ---------      --------
Balance, December 31, 2000                    17,352      $434      $54,528    $117,181         $(11,447)      $160,696
                                              ======      ====      =======    ========         =========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                   Six months ended December 31,
                                                   -----------------------------
                                                     2000              1999
                                                     ----              ----
Net cash flows provided by operating activities:        $8,579       $24,588
                                                       -------       -------
Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                        (5,943)       (3,980)
     Proceeds on dispositions of property,
       plant and equipment                                  --            74
     Internally developed software                      (4,748)       (3,162)
     Dividends paid to minority owners                      --          (230)
     Purchase of net district assets                        --          (474)
     Purchase of equity interest in investees               --        (2,000)
     Net cash paid for acquisitions, minority
       interests and contingent earn-out payments       (6,465)       (6,975)
                                                        ------        ------
          Net cash used in investing activities        (17,156)      (16,747)
                                                       -------       -------
Cash flows from financing activities:
     Principal payments on line of credit               (4,160)       (7,608)
     Principal payments on long-term debt
       and capital lease obligations                      (446)       (2,913)
     Proceeds from line of credit                        8,379         7,600
     Proceeds from issuance of stock                       286         5,610
                                                           ---         -----
          Net cash provided by financing
            activities                                   4,059         2,689
                                                        ------        ------
Effect of exchange rate changes on cash                    (41)          (80)
                                                          ----          ----
Net increase (decrease) in cash and cash
  equivalents                                           (4,559)       10,450

Cash and cash equivalents at beginning of period        26,211        22,806
                                                        ------        ------
Cash and cash equivalents at end of period             $21,652       $33,256
                                                      ========      ========




Supplemental schedule of noncash financing and investing activities (in thousands):

In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. An additional payment of $450 was paid in January 2000 for the purchase of Opus. Goodwill related to this acquisition was $6,230 at December 31, 2000, and is being amortized over seven years. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months (for which no earn-out payment was due or paid), 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented.

In December 1999, the Company acquired all of the stock of Stanley Hayman and Company, Inc ("Hayman") and MICROS of South Florida, Inc ("MSF"). Hayman and MSF are affiliate companies with substantially similar shareholders. The purchase price for both companies combined was $5,000, which was accrued in December 1999 and paid in January 2000. An additional payment of $252 was paid in July 2000. An earn-out payment for fiscal year 2000 of $248 was paid in December 2000. Goodwill related to this acquisition was $4,560 as of December 31, 2000, and is being amortized over seven years. The selling shareholders may be entitled to earn additional earn-out payments determined by a formula that is based on Hayman's and MSF's collective future financial performance.

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2000
                (Unaudited, in thousands, except per share data)

1.       Inventories

         The components of inventories are as follows:

                                                                       December 31,                June 30,
                                                                           2000                      2000
                                                                   ------------------         -----------------
         Raw materials                                             $            4,113         $           4,573
         Work-in-process                                                          258                       576
         Finished goods                                                        27,951                    29,143
                                                                   ------------------         -----------------
                                                                   $           32,322         $          34,292
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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2000
                (Unaudited, in thousands, except per share data)

4.       Net income (loss) per share

         Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

         Basic and diluted net loss per common share is computed using the weighted-average number of shares outstanding during the period and does not include unexercised stock options since their effect would be anti-dilutive due to the losses in the three and six-month periods ended December 31, 2000.

         A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                        Three Months Ended        Six Months Ended
                                           December 31,            December 31,
                                        2000         1999        2000         1999
                                        ----         ----        ----         ----
Net income (loss)                     $  (964)     $ 8,570     $(1,883)     $13,708
                                      =======      =======     =======      =======

Average common shares outstanding      17,350       16,535      17,347       16,412
Dilutive effect of outstanding
   stock options                           --        1,377          --        1,230
                                          ---       ------         ---      -------
Average common shares outstanding
   assuming dilution                   17,350       17,912      17,347       17,642
                                      =======      =======     =======      =======

Basic net income (loss) per share     $ (0.06)     $  0.52     $ (0.11)     $  0.84
                                      =======      =======     =======      =======
Diluted net income (loss) per
   share                              $ (0.06)     $  0.48     $ (0.11)     $  0.78
                                      =======      =======     =======      =======


         For the three and six-month periods ended December 31, 2000, 2,549,000 options and 2,460,000 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods. For the three-month period ended December 31, 1999, no options were excluded from the above reconciliation, as none were anti-dilutive. For the six-month period ended December 31, 1999, 154,000 options were excluded from the above reconciliation as these options were anti-dilutive for this period.

5.       Acquisitions

         In October 2000, the Company purchased the assets of the hospitality division of Hospitality Solutions International, Inc. ("HSI"). Based in Scottsdale, Arizona, HSI's hospitality division is a top developer of technology solutions for the hospitality industry. HSI's products include the point-of-service and enterprise systems for restaurants, as well as hotel management software. The purchase price for the assets of $3,900 was paid in November 2000. As part of the acquisition, certain liabilities of HSI were assumed. Goodwill related to this acquisition was $5,600 at December 31, 2000, and is being amortized over ten years. The pro forma effects of this acquisition are immaterial and are not presented.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2000
                (Unaudited, in thousands, except per share data)

6.       Segment reporting data

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

         A summary of the Company's operating segments is as follows (in thousands):

                                                                      Three Months Ended             Six Months Ended
                                                                          December 31,                 December 31,
                                                                      2000           1999           2000             1999
                                                                      ----           ----           ----             ----
         Revenues (1):
            United States                                            $46,343       $53,660          $84,790         $98,724
            International                                             45,274        62,729           92,029         115,882
            Intersegment eliminations                               (11,520)      (13,640)         (22,713)        (24,430)
                                                                     -------      --------         --------        --------
              Total revenues                                         $80,097      $102,749         $154,106        $190,176
                                                                     =======      ========         ========        ========

         Income (loss) before taxes,
         minority interests, and equity in
         net earnings of affiliates (1):
            United States                                           $(4,749)        $3,314        $(11,058)          $2,411
            International                                             10,531        20,941           20,302          38,049
            Intersegment eliminations                                (7,127)       (9,318)         (12,121)        (16,486)
                                                                     -------      --------         --------        --------

              Total income (loss) before
              taxes, minority interests,
              and equity in net earnings
              of affiliates                                         $(1,345)       $14,937         $(2,877)         $23,974
                                                                    ========       =======         ========         =======


                                                                 December         June
                                                                    31,            30,
                                                                   2000           2000
                                                                   ----           ----
         Identifiable assets (2):
            United States                                           $150,422      $158,552
            International                                            116,984       120,425
            Intersegment eliminations                                     --            --
                                                                         ---           ---
              Total identifiable assets                             $267,406      $278,977
                                                                    ========      ========

(1)      Amounts based on the location of the customer.
(2)      Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter and Six Month Comparisons

     The Company recorded a net loss of $0.06 per common share in the second quarter of fiscal 2001, compared with diluted net income of $0.48 per share in the second quarter of fiscal 2000. Net loss for the six months ended December 31, 2000, was $0.11 per share compared with diluted net income of $0.78 per common share for the first six months of fiscal 2000. For the quarter and year-to-date, the decreased net income was primarily due to lower sales volumes.

     Revenue of $80.1 million for the second quarter of fiscal 2001 decreased $22.7 million, or 22.0%, compared to the same period last year. For the first six months of fiscal 2001, revenue decreased $36.1 million to $154.1 million, or 19.0%, over the same period in fiscal 2000. A comparison of the sales mix for fiscal years 2001 and 2000 is as follows:

                              Three Months Ended                    Six Months Ended
                                 December 31,                         December 31,
                                2000         1999                    2000           1999
                                ----         ----                    ----           ----
Hardware                       36.6%        45.3%                   36.7%          44.5%
Software                       16.9%        16.8%                   16.5%          17.1%
Service                        46.5%        37.9%                   46.8%          38.4%
                               -----        -----                   -----          -----
                              100.0%       100.0%                  100.0%         100.0%
                              ======       ======                  ======         ======

     For the quarter and year-to-date, both hardware and software sales decreased in absolute dollars in comparison to the prior year, primarily due to the continued slowdown in information technology purchases by the hospitality industry. Service sales decreased in absolute dollars for the second quarter in comparison to the prior year, and also on a year-to-date basis, primarily due to a decreased volume of installations offset by an increase in support revenues earned on a larger customer base.

     Combined hardware and software revenues for the second quarter of fiscal 2001 decreased $21.0 million, or 32.9%, while service revenues decreased $1.7 million, or 4.3%, over the same period a year earlier. On a year-to-date basis, hardware and software sales decreased $35.1 million, or 30.0%, while service revenues decreased $0.9 million, or 1.3%, over the same period a year earlier.

     Cost of sales, as a percentage of revenue, decreased to 49.6% for the second quarter of fiscal 2001 from 51.8% for the second quarter of fiscal 2000. For the first six months of fiscal 2001 and 2000, cost of sales, as a percentage of revenue, was 50.6% and 52.2% respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 48.5% in the second quarter of fiscal 2001 compared to 54.0% for the same quarter a year earlier and 49.7% compared to 54.5% for the first six months of fiscal 2001 and 2000, respectively. For the quarter and year-to-date, this decrease was primarily due to the decrease of lower margin hardware sales as a percentage of total hardware and software sales.

     Service costs, as a percentage of service revenue, increased to 51.0% in the second quarter of fiscal 2001 compared to 48.2% in the same quarter in fiscal 2000. Service costs, as a percentage of service revenue, increased to 51.6% in the first six months of fiscal 2001 compared to 48.6% for the same period in fiscal 2000. The second quarter and year-to-date increase in comparison to the prior year was due to a lower number of installations performed in fiscal 2001 resulting in lower labor utilization rates for service personnel.

     Selling, general and administrative expenses increased $4.7 million, or 17.3%, in the second quarter of fiscal 2001 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 40.0% in the second quarter of fiscal 2001 compared to 26.6% in the second quarter of fiscal 2000. For the first six months of fiscal 2001, selling, general and administrative expenses, as a percentage of revenue, was 40.2% compared to 27.4% for the same period a year earlier. For both the quarter and year-to-date, these increases are primarily due to decreased revenue and additional expenses related to the acquisition of direct sales offices.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.4 million, or 8.7%, in the second quarter of fiscal 2001 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.2 million in the second quarter of fiscal 2001 and $1.7 million in the second quarter of fiscal 2000, increased $0.9 million, or 14.3%, compared to the same period a year earlier. For the first six months of fiscal 2001, research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.7 million, or 9.1%, compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $4.7 million for the first six months of fiscal 2001 and $3.2 million for the first six months of fiscal 2000, increased $2.3 million, or 20.5%, compared to the same period a year earlier. The increase in absolute dollars for the three and six-month periods is primarily due to increased expenditures in the Company's hotel business.

     Income from operations for the second quarter of fiscal 2001 was $0.1 million, or 0.1% of revenue, compared to income of $14.7 million, or 14.4% of revenue, in the same period a year earlier. For the first six months of fiscal 2001, income from operations was a loss of $1.4 million compared to income of $24.8 million a year earlier. For both the second quarter and first six months of fiscal 2001, the Company's lower dollar income from operations is primarily due to a lower volume of sales in fiscal 2001 and higher operating expenses due to the acquisition of additional direct sales offices.

     Other expense for the second quarter increased $1.6 million from income of $0.2 million in fiscal 2000 to an expense of $1.4 million in fiscal 2001. For the first six month of fiscal 2001, other expense was $1.6 million compared to an expense of $0.8 million a year earlier. The Company experienced translation loss of $1.1 million in the second quarter of fiscal 2001 compared to a gain of $0.3 million in the second quarter of fiscal 2000. The translation loss is primarily due to changes in exchange rates between the German mark and the U.S. dollar and between the South African rand and the U.S. dollar.

     The effective tax rate for the second quarter and year-to-date of fiscal years 2001 and 2000 was 40.5%.

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

Euro Conversion

     On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of December 31, 2000, of the eleven countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining five countries.

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

Liquidity and Capital Resources

     The Company has a $45.0 million multi-currency unsecured committed line of credit, which was renewed during the second quarter of fiscal 2001 for an additional one-year period, expiring on December 31, 2001. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of December 31, 2000, there is $4.8 million outstanding under this line of credit.

     In addition, the Company has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $7.2 million at the December 31, 2000 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.4 million at the December 31, 2000 exchange rate) in the form of balloon debt and has no line of credit borrowings. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     Also, due to an acquisition in June 2000, the Company had a line of credit and a line for term loans of $0.7 million. The term loans were paid in full in October 2000 and the lines were cancelled with the bank.

     Net cash provided by operating activities for the six-months ended December 31, 2000, was $8.6 million versus $24.6 million for the six-months ended December 31, 1999. The reduction in net cash for fiscal 2001 relative to fiscal 2000 was caused, by among other factors: (i) slowdown in information technology purchases due to Year 2000 driven purchases in calendar 1999 and also the reduction of new restaurant openings and the continued consolidation of hotels;
(ii) longer and delayed sales cycles due to the introduction of new and/or untested technologies, such as Internet-based technologies; and (iii) European currency weakness relative to the dollar. The Company used $17.2 million for investing activities in fiscal 2001, including $10.7 million for the purchase of property, plant, and equipment and internally developed software and $6.5 million for business acquisitions and contingent earn-out payments. Net financing activities for fiscal 2001 provided $4.1 million, primarily from proceeds of $8.4 million on the line of credit during fiscal 2001 which was offset by $4.6 million in repayments on the lines of credit, long term debt and capital lease obligations. The cash position of the Company at December 31, 2000 was $21.7 million. All cash is being held for the operation and expansion of the business.

     The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 2001 will be approximately $9.0 million.

Summary

     Until calendar year 2000, the Company had recently experienced rapid revenue growth at a rate that it believes had significantly exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. In light of current market conditions, the Company does not expect to maintain growth at historic levels, and there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings. There can be no assurance that the Company will be able to continue to increase sales sufficiently of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2000

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2000

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on November 17, 2000. A quorum was present and shareholders voted on the following matters:

     1.  Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:

Nominee                                           For              Vote Witheld
-------                                           ---              ------------
                                                                    (Abstain)
                                                                    ---------
Louis M. Brown, Jr.                            15,387,639               298,810
A.L. Giannopoulos                              13,992,357             1,694,092
F. Suzanne Jenniches                           15,413,622               272,827
John G. Puente                                 15,417,767               268,682
Dwight S. Taylor                               15,411,192               275,257
William S. Watson                              15,416,947               269,502

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2000

Part II - Other Information, continued

     2.  Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent public accountants for the Company for the fiscal year ending June 30, 2001. A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 15,576,159 shares voted in the affirmative; a total of 28,419 shares voted in the negative; and a total of 81,871 shares abstained from the vote.

     3.  Approval of Amendment to Stock Option Plan to Increase Shares

The Board of Directors proposed an amendment to the 1991 Stock Option Plan which served to increase the number of shares available under the 1991 Stock Option Plan by 600,000, thereby increasing the aggregate number of shares that can be issued under the plan to 6,100,000. The shareholders voted 5,207,986 shares in the affirmative and 7,280,345 shares in the negative with respect to this amendment to the 1991 Stock Option Plan. A total of 84,529 shares abstained from the vote, and there were 3,113,589 broker non-votes. As the requisite number of shares required for approval was not obtained, the amendment was not approved.

      4.  Approval of Amendment to Stock Option Plan to Extend Term

The Board of Directors proposed an amendment to the 1991 Stock Option Plan which served to extend the term of the plan for an additional two years. The shareholders voted 10,006,259 shares in the affirmative and 2,483,771 shares in the negative with respect to an amendment to the 1991 Stock Option Plan. A total of 82,031 shares abstained from the vote, and there were 3,114,388 broker non-votes. As the requisite number of shares required for approval was obtained, the amendment was approved.

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2000


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

February 14, 2001                                    /s/ Gary C. Kaufman
------------------                                       ---------------
                                                     Gary C. Kaufman
                                                     Executive Vice President,
                                                     Finance and Administration/
                                                     Chief Financial Officer

February 14, 2001                                    /s/ Roberta J. Watson
------------------                                       -----------------
                                                     Roberta J. Watson
                                                     Senior Vice President and
                                                     Controller