Form 10-Q
period 2001-03-31
MICROS SYSTEMS INC
filed 2001-05-14
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001
                          Commission file number 0-9993


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


As of March 31, 2001, there were 17,400,769 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                      For the Quarter Ended March 31, 2001

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                        March 31,            June 30,
                                                                          2001                2000
                                                                        ---------           ---------
     ASSETS
     Current assets:
          Cash and cash equivalents                                     $  25,687           $  26,211
          Accounts receivable, net of allowance for
            doubtful accounts of $6,671 at March 31,
            2001 and $7,791 at June 30, 2000                               94,954              98,917
          Inventories                                                      31,026              34,292
          Deferred income taxes                                            14,027              15,575
          Prepaid expenses and other current assets                        12,824              16,098
                                                                        ---------           ---------
               Total current assets                                       178,518             191,093
     Property, plant and equipment, net of accumulated
          depreciation and amortization of $34,705 at
          March 31, 2001 and $29,800 at June 30, 2000                      25,097              24,332
     Deferred income taxes, non-current                                     9,519               9,840
     Goodwill and intangible assets, net of
          accumulated amortization of $16,844 at
          March 31, 2001 and $12,963 at June 30, 2000                      32,471              26,750
     Purchased and internally developed software costs, net of
          accumulated amortization of $12,213 at
          March 31, 2001 and $11,191 at June 30, 2000                      30,035              24,604
     Other assets                                                           2,853               2,358
                                                                        ---------           ---------
     Total assets                                                       $ 278,493           $ 278,977
                                                                        =========           =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Bank lines of credit                                          $  13,507           $     522
          Current portion of long-term debt                                 2,387                 397
          Current portion of capital lease obligations                        140                  63
          Accounts payable                                                 17,633              21,145
          Accrued expenses and other current liabilities                   36,302              39,814
          Income taxes payable                                              2,019              15,021
          Deferred income taxes                                               454                 475
          Deferred service revenue                                         33,097              20,126
                                                                        ---------           ---------
               Total current liabilities                                  105,539              97,563
     Long-term debt, net of current portion                                 1,009               3,729
     Capital lease obligations, net of current portion                        330                 330
     Deferred income taxes, non-current                                    11,108              11,138
     Commitments and contingencies
     Minority interests                                                     2,362               2,596
     Shareholders' equity:
          Common stock, $0.025 par; authorized 50,000
             shares; issued and outstanding 17,401 at
             March 31, 2001 and 17,336 at June 30, 2000                       435                 433
          Capital in excess of par                                         55,403              54,225
          Retained earnings                                               117,250             119,064
          Accumulated other comprehensive loss                            (14,943)            (10,101)
                                                                        ---------           ---------
               Total shareholders' equity                                 158,145             163,621
                                                                        ---------           ---------
     Total liabilities and shareholders' equity                         $ 278,493           $ 278,977
                                                                        =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                               2001               2000
                                                               ----               ----
     Revenue:
       Hardware and software                                 $ 42,488           $ 55,711
       Service                                                 38,646             36,242
                                                             --------           --------
     Total revenue                                             81,134             91,953
                                                             --------           --------
     Costs and expenses:
       Cost of sales
           Hardware and software                               20,501             20,265
           Service                                             19,640             19,726
                                                             --------           --------
       Total cost of sales                                     40,141             39,991
       Selling, general and administrative
         expenses                                              31,622             27,325
       Research and development expenses                        5,473              4,491
       Depreciation and amortization                            3,626              3,167
                                                             --------           --------
     Total costs and expenses                                  80,862             74,974
                                                             --------           --------
     Income from operations                                       272             16,979
     Non-operating income (expense):
       Interest income                                            278                261
       Interest expense                                          (246)               (43)
       Other income, net                                           20                289
                                                             --------           --------
     Income before taxes, minority interests and equity
       in net earnings of affiliates                              324             17,486
     Income tax expense                                           131              7,081
                                                             --------           --------
     Income before minority interests and equity
       in net earnings of affiliates                              193             10,405
     Minority interests and equity in net
       earnings of affiliates                                    (124)              (181)
                                                             --------           --------
     Net income                                              $     69           $ 10,224
                                                             ========           ========
     Net income per common share:
       Basic                                                 $   0.00           $   0.60
                                                             ========           ========
       Diluted                                               $   0.00           $   0.56
                                                             ========           ========
     Weighted-average number of shares outstanding:
       Basic                                                   17,373             17,080
                                                             ========           ========
       Diluted                                                 17,497             18,356
                                                             ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                       Nine Months Ended March 31,
                                                                       ---------------------------
                                                                         2001               2000
                                                                         ----               ----
              Revenue:
                Hardware and software                                 $ 124,542           $ 172,890
                Service                                                 110,698             109,239
                                                                      ---------           ---------
              Total revenue                                             235,240             282,129
                                                                      ---------           ---------
              Costs and expenses:
                Cost of sales
                    Hardware and software                                61,253              84,166
                    Service                                              56,794              55,189
                                                                      ---------           ---------
                Total cost of sales                                     118,047             139,355
                Selling, general and administrative
                  expenses                                               93,589              79,499
                Research and development expenses                        14,399              12,676
                Depreciation and amortization                            10,382               8,862
                                                                      ---------           ---------
              Total costs and expenses                                  236,417             240,392
                                                                      ---------           ---------
              Income (loss) from operations                              (1,177)             41,737
              Non-operating income (expense):
                Interest income                                             762                 682
                Interest expense                                           (598)               (479)
                Other expense, net                                       (1,540)               (480)
                                                                      ---------           ---------
              Income (loss) before taxes, minority interests and
                equity in net earnings of affiliates                     (2,553)             41,460
              Income tax expense (benefit)                               (1,034)             16,787
                                                                      ---------           ---------
              Income (loss) before minority interests and equity
                in net earnings of affiliates                            (1,519)             24,673
              Minority interests and equity in net
                earnings of affiliates                                     (295)               (741)
                                                                      ---------           ---------
              Net income (loss)                                       $  (1,814)          $  23,932
                                                                      =========           =========
              Net income (loss) per common share:
                Basic                                                 $   (0.10)          $    1.44
                                                                      =========           =========
                Diluted                                               $   (0.10)          $    1.34
                                                                      =========           =========
              Weighted-average number of shares outstanding:
                Basic                                                    17,356              16,635
                                                                      =========           =========
                Diluted                                                  17,356              17,880
                                                                      =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2001
                            (Unaudited, in thousands)

                                                                                             Accumulated
                                               Common Stock        Capital                      Other
                                              ---------------     in Excess    Retained     Comprehensive
                                              Shares   Amount      of Par      Earnings         Income         Total
                                              ------   ------     ---------    --------         ------         -----
Balance, June 30, 2000                        17,336      $433      $54,225    $119,064         $(10,101)     $ 163,621
Comprehensive loss
  Net loss                                        --        --           --     (1,814)                --       (1,814)
  Foreign currency translation
    adjustments                                   --        --           --          --           (4,842)       (4,842)
                                                                                                              --------
Total comprehensive loss                          --        --           --          --                --       (6,656)
Stock issued upon exercise of options             21         1          350          --                --          351
Stock issued to 3rd Party                         44         1          799                                        800
Income tax benefit from stock
  options exercised                               --        --           29          --                --           29
                                              ------      ----      -------    --------         ---------     --------
Balance, March 31, 2001                       17,401      $435      $55,403    $117,250         $(14,943)     $158,145
                                              ======      ====      =======    ========         =========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and unaudited - in thousands)

                                                                    Nine months ended March 31,
                                                                    ---------------------------
                                                                      2001              2000
                                                                      ----              ----
     Net cash flows provided by operating activities:              $ 13,017           $ 27,989
                                                                   --------           --------
     Cash flows from investing activities:
          Purchases of property, plant and equipment                 (6,745)            (9,045)
          Proceeds on dispositions of property,
            plant and equipment                                          --                 88
          Internally developed software                              (7,214)            (5,603)
          Dividends paid to minority owners                              --               (103)
          Purchase of net district assets                                --               (642)
          Purchase of equity interest in investees                     (214)            (2,000)
          Net cash paid for acquisitions, minority
            interests and contingent earn-out payments              (11,691)           (11,831)
                                                                   --------           --------
               Net cash used in investing activities                (25,864)           (29,136)
                                                                   --------           --------
     Cash flows from financing activities:
          Principal payments on line of credit                       (4,160)            (9,108)
          Principal payments on long-term debt
            and capital lease obligations                              (677)            (3,021)
          Proceeds from line of credit                               17,021              9,100
          Proceeds from issuance of stock                               350             16,941
                                                                   --------           --------
               Net cash provided by financing activities             12,534             13,912
                                                                   --------           --------
     Effect of exchange rate changes on cash                           (211)               188
                                                                   --------           --------
     Net increase (decrease) in cash and cash equivalents              (524)            12,953
     Cash and cash equivalents at beginning of period                26,211             22,806
                                                                   --------           --------
     Cash and cash equivalents at end of period                    $ 25,687           $ 35,759
                                                                   ========           ========

Supplemental schedule of noncash financing and investing activities (in thousands):

In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. An additional payment of $450 was paid in January 2000 for the purchase of Opus. Goodwill, net of amortization, related to this acquisition was $4,900 at March 31, 2001, and is being amortized over seven years. Additionally, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months (for which no earn-out payment was due or paid), 21 months, and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software. The pro forma effects of this acquisition are immaterial and are not presented.

In February 2001, the Company purchased the outstanding stock of the minority shareholder in hotelBANK, Inc. for total consideration in the amount of $800. Simultaneous with the purchase of the stock in hotelBANK, Inc., the Company sold to the minority shareholder, 44,216 shares (in whole shares) of restricted MICROS common stock, for total consideration in the amount of $800.

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2001
                (Unaudited, in thousands, except per share data)

1.       Inventories

         The components of inventories are as follows:

                                                                         March 31,                 June 30,
                                                                           2001                      2000
                                                                   ------------------         -----------------
         Raw materials                                             $            3,695         $           4,573
         Work-in-process                                                          903                       576
         Finished goods                                                        26,428                    29,143
                                                                   ------------------         -----------------
                                                                   $           31,026         $          34,292
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

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed a counterclaim against Budgetel, alleging breach of contract and defamation. On April 11, 2001, the Magistrate Judge recommended that 4 of 5 of Budgetel's claims are subject to dismissal on summary judgment. As a result of this favorable recommendation, MICROS believes that the likelihood of any adverse effect on the Company's results of operations or financial position has been further reduced, and will accordingly no longer report on this matter.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2001
                (Unaudited, in thousands, except per share data)

4.       Net income (loss) per share

         Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

         Basic and diluted net loss per common share is computed using the weighted-average number of shares outstanding during the nine-month period and does not include unexercised stock options since their effect would be anti-dilutive due to the losses in the nine-month periods ended March 31, 2001.

         A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                                    Three Months Ended                 Nine Months Ended
                                                                          March 31,                         March 31,
                                                                    2001            2000              2001             2000
                                                                    ----            ----              ----             ----
     Net income (loss)                                            $    69          $10,224          $(1,814)          $23,932
                                                                  =======          =======          =======           =======
     Average common shares outstanding                             17,373           17,080           17,356            16,635
     Dilutive effect of outstanding stock options                     124            1,276               --             1,245
                                                                  -------          -------          -------           -------
     Average common shares outstanding assuming dilution           17,497           18,356           17,356            17,880
                                                                  =======          =======          =======           =======
     Basic net income (loss) per share                            $  0.00          $  0.60          $ (0.10)          $  1.44
                                                                  =======          =======          =======           =======
     Diluted net income (loss) per share                          $  0.00          $  0.56          $ (0.10)          $  1.34
                                                                  =======          =======          =======           =======

         For the three and nine-month periods ended March 31, 2001, 2,585 (thousand) options and 2,546 (thousand) options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods. For the three-month period ended March 31, 2000, no options were excluded from the above reconciliation, as none were anti-dilutive. For the nine-month period ended March 31, 2000, 325 (thousand) options were excluded from the above reconciliation as these options were anti-dilutive for this period.

5.       Acquisitions

         In December 2000, the Company acquired 4.5% of the issued and outstanding shares of the preferred stock of Vivonet Incorporated ("Vivonet") for $500. MICROS also agreed to purchase $2,000 worth of interest bearing convertible debentures, provided certain ongoing financial and performance covenants are satisfied by Vivonet. The stock purchase price is being paid over seven monthly installments. Stock certificates are issued to the Company upon receipt of each installment of the purchase price. The convertible debentures are being paid over twenty-four monthly installments. Vivonet issues the debentures to the Company upon receipt of each installment payment. The first installment payments for both the stock and debentures were made in January 2001. As of March 31, 2001, $464 has been paid to Vivonet.

         In January 2001, the Company acquired the stock of Indatec GmbH and Co. KG ("Indatec"). Based in Bernau am Chiemsee, Germany, Indatec is one of Germany's top developers of point-of-sale solutions for the independent restaurant industry. Indatec's products include a range of point-of-sale terminals, peripherals and associated software for independent restaurants and other catering facilities. The purchase price of DM 10,706 (approximately $5,100 at the exchange rate as of the date of acquisition) was paid in February 2001.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2001
                (Unaudited, in thousands, except per share data)

5.       Acquisitions, continued

         Goodwill related to this acquisition was DM 9,700 (approximately $4,700 at the exchange rate in effect at the date of acquisition), and is being amortized over seven years. The pro forma effects of this acquisition are immaterial and are not presented.

6.       Segment reporting data

         The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. MICROS is organized and operates in two segments: U.S. and International. The international segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment. The following information is presented in accordance with the requirements of SFAS No. 131.

         A summary of the Company's operating segments is as follows (in thousands):

                                                                   Three Months Ended                      Nine Months Ended
                                                                        March 31,                              March 31,
                                                                 2001               2000                2001                2000
                                                                 ----               ----                ----                ----
     Revenues (1):
        United States                                         $  45,474           $  41,746           $ 130,263           $ 140,470
        International                                            44,730              63,092             136,759             178,974
        Intersegment eliminations                                (9,070)            (12,885)            (31,782)            (37,315)
                                                              ---------           ---------           ---------           ---------
          Total revenues                                      $  81,134           $  91,953           $ 235,240           $ 282,129
                                                              =========           =========           =========           =========
     Income (loss) before taxes, minority interests,
     and equity in net earnings of affiliates (1):
        United States                                         $  (3,969)          $   5,662           $ (15,027)          $   8,073
        International                                             9,724              20,120              30,027              58,169
        Intersegment eliminations                                (5,431)             (8,296)            (17,553)            (24,782)
                                                              ---------           ---------           ---------           ---------
          Total income (loss) before taxes, minority
          interests, and equity in net earnings of
          affiliates                                          $     324           $  17,486           $  (2,553)          $  41,460
                                                              =========           =========           =========           =========


                                                                     March          June
                                                                       31,           30,
                                                                      2001          2000
                                                                    --------      --------
         Identifiable assets (2):
            United States                                           $148,935      $158,552
            International                                            129,558       120,425
            Intersegment eliminations                                     --            --
                                                                    --------      --------
              Total identifiable assets                             $278,493      $278,977
                                                                    ========      ========

(1)      Amounts based on the location of the customer.
(2)      Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter and Nine Month Comparisons

     The Company recorded a breakeven net income per common share in the third quarter of fiscal 2001, compared with diluted net income of $0.56 per share in the third quarter of fiscal 2000. Net loss for the nine months ended March 31, 2001, was $0.10 per share compared with diluted net income of $1.34 per common share for the first nine months of fiscal 2000. For the quarter and year-to-date, the decreased net income was primarily due to lower sales volumes and higher operating expenses both in absolute dollars and as a percentage of sales.

     Revenue of $81.1 million for the third quarter of fiscal 2001 decreased $10.8 million, or 11.8%, compared to the same period last year. For the first nine months of fiscal 2001, revenue decreased $46.9 million to $235.2 million, or 16.6%, over the same period in fiscal 2000. A comparison of the sales mix for fiscal years 2001 and 2000 is as follows:

                                Three Months Ended                    Nine Months Ended
                                   March 31,                            March 31,
                                     2001         2000                    2001           2000
                                     ----         ----                    ----           ----
     Hardware                       33.1%        35.3%                   35.5%          41.5%
     Software                       19.3%        25.3%                   17.5%          19.8%
     Service                        47.6%        39.4%                   47.0%          38.7%
                                    -----        -----                   -----          -----
                                   100.0%       100.0%                  100.0%         100.0%
                                   ======       ======                  ======         ======

     For the quarter and year-to-date, both hardware and software sales decreased in absolute dollars in comparison to the prior year, primarily due to the continued slowdown in information technology purchases by the hospitality industry. Service sales increased in absolute dollars for the third quarter in comparison to the prior year primarily due to an increase in support revenues earned on a larger customer base. On a year-to-date basis service sales increased in absolute dollars primarily due to support revenues earned on a larger customer base offset by a decreased volume of installation revenue.

     Combined hardware and software revenues for the third quarter of fiscal 2001 decreased $13.2 million, or 23.7%, while service revenues increased $2.4 million, or 6.6%, over the same period a year earlier. On a year-to-date basis, hardware and software sales decreased $48.3 million, or 28.0%, while service revenues increased $1.5 million, or 1.3%, over the same period a year earlier.

     Cost of sales, as a percentage of revenue, increased to 49.5% for the third quarter of fiscal 2001 from 43.5% for the third quarter of fiscal 2000. For the first nine months of fiscal 2001 and 2000, cost of sales, as a percentage of revenue, was 50.2% and 49.4% respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 48.3% in the third quarter of fiscal 2001 compared to 36.4% for the same quarter a year earlier and 49.2% compared to 48.7% for the first nine months of fiscal 2001 and 2000, respectively. For the quarter and year-to-date, this increase was primarily due to the increase of lower margin hardware sales as a percentage of total hardware and software sales and a decrease in sales of high margin software contracts.

     Service costs, as a percentage of service revenue, decreased to 50.8% in the third quarter of fiscal 2001 compared to 54.4% in the same quarter in fiscal 2000. Service costs, as a percentage of service revenue, increased to 51.3% in the first nine months of fiscal 2001 compared to 50.5% for the same period in fiscal 2000. The third quarter decrease in comparison to the prior year was primarily due to the continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs. The year-to-date increase in comparison to the prior year was primarily due to a lower number of installations performed in fiscal 2001 resulting in lower labor utilization rates for service personnel, partially offset by the continued expansion of the Company's customer base.

     Selling, general and administrative expenses increased $4.3 million, or 15.7%, in the third quarter of fiscal 2001 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 39.0% in the third quarter of fiscal 2001 compared to 29.7% in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, selling, general and administrative expenses, as a percentage of revenue, was 39.8% compared to 28.2% for the same period a year earlier. For both the quarter and year-to-date, these increases are primarily due to decreased revenue and additional expenses related to acquisitions.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $1.0 million, or 21.9%, in the third quarter of fiscal 2001 compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $2.5 million in the third quarter of fiscal 2001 and $2.4 million in the third quarter of fiscal 2000, increased $1.0 million, or 14.5%, compared to the same period a year earlier. For the first nine months of fiscal 2001, research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $1.7 million, or 13.6%, compared to the same period a year earlier. Actual research and development expenditures, including capitalized software development costs of $7.2 million for the first nine months of fiscal 2001 and $5.6 million for the first nine months of fiscal 2000, increased $3.3 million, or 18.2%, compared to the same period a year earlier. The increase in absolute dollars for the three and nine-month periods is primarily due to increased expenditures in the Company's hotel business.

     Income from operations for the third quarter of fiscal 2001 was $0.3 million, or 0.3% of revenue, compared to income of $17.0 million, or 18.5% of revenue, in the same period a year earlier. For the first nine months of fiscal 2001, income from operations was a loss of $1.2 million compared to income of $41.7 million a year earlier. For both the third quarter and first nine months of fiscal 2001, the Company's lower dollar income from operations is primarily due to a lower volume of sales in fiscal 2001 and higher operating expenses due to acquisitions.

     Other income for the third quarter decreased $0.3 million in fiscal 2001 compared to the prior year. For the first nine months of fiscal 2001, other expense was $1.5 million compared to an expense of $0.5 million a year earlier. The year-to-date increase was primarily related to translation loss of $1.1 million in the second quarter of fiscal 2001 compared to a gain of $0.3 million in the second quarter of fiscal 2000. The translation loss was primarily due to changes in exchange rates between the German mark and the U.S. dollar and between the South African rand and the U.S. dollar.

     The effective tax rate for the third quarter of fiscal years 2001 and 2000 was 40.4% and 40.5%, respectively. The effective tax rate for year-to-date fiscal years 2001 and 2000 was 40.5%.

     In response to an adverse World Trade Organization ("WTO") finding relative to the U.S. Foreign Sales corporation ("FSC") tax provisions, the U.S. repealed the FSC tax provision and enacted a replacement act, the Extraterritorial Income Exclusion Act of 2000. The European Union ("EU") has filed a challenge with the WTO regarding the new tax provision. It is currently not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the EU challenge.

Euro Conversion

     On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of March 31, 2001, of the twelve countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining six countries.

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

Liquidity and Capital Resources

     The Company has a $45.0 million multi-currency committed line of credit, which was renewed during the second quarter of fiscal 2001 for an additional one-year period, expiring on December 31, 2001. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of March 31, 2001, there is a balance outstanding of US $9.8 million, SEK 3.5 million (approximately $0.3 million at the March 31, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the March 31, 2001 exchange rate) under this line of credit.

     In addition, the Company has a credit arrangement from a European bank which provides for financing in an amount not to exceed DM 15.0 million (approximately $6.7 million at the March 31, 2001 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM
5.0 million (approximately $2.2 million at the March 31, 2001 exchange rate) in the form of balloon debt and has a balance of DM 4.0 million (approximately $1.8 million at the March 31, 2001 exchange rate) in line of credit borrowings. The balloon debt matures in September 2001. As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     Also, due to an acquisition in January 2001, the Company has a line of credit from several European banks in the amount of DM 1.6 million (approximately $0.7 million at the March 31, 2001 exchange rate). As of March 31, 2001, there is a balance outstanding of DM 0.7 (approximately $0.3 million at the March 31, 2001 exchange rate) on the lines of credit.

     Net cash provided by operating activities for the nine-months ended March 31, 2001, was $13.0 million versus $28.0 million for the nine-months ended March 31, 2000. The reduction in net cash for fiscal 2001 relative to fiscal 2000 was caused, by among other factors: (i) slowdown in information technology purchases due to Year 2000 driven purchases in calendar 1999 and also the reduction of new restaurant openings and the continued consolidation of hotels; (ii) longer and delayed sales cycles due to the introduction of new and/or untested technologies, such as Internet-based technologies; and (iii) European currency weakness relative to the dollar. The Company used $25.9 million for investing activities in fiscal 2001, including $14.0 million for the purchase of property, plant, and equipment and internally developed software and $11.7 million for business acquisitions and contingent earn-out payments. Net financing activities for fiscal 2001 provided $12.5 million, primarily from proceeds of $17.0 million on the line of credit during fiscal 2001 which was offset by $4.8 million in repayments on the lines of credit, long term debt and capital lease obligations. The cash position of the Company at March 31, 2001 was $25.7 million. All cash is being held for the operation and expansion of the business.

     The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal 2001 will be approximately $8.0 million.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Until calendar year 2000, the Company has experienced rapid growth internationally. MICROS' significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in over 28 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. Recent weakness in certain European currencies has, however, adversely impacted the financial performance of the Company.
     Additionally, the Company is subject to interest rate fluctuations in foreign countries to the extent that the Company elects to borrow in the local foreign currency. In the past, this has not been an issue of concern as the Company has the capacity to elect to borrow in other currencies with more favorable interest rates. While the Company has not to date invested in financial instruments designed to protect against interest rate fluctuations, the Company will continue to evaluate the need to do so in the future.

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

     Finally, the Company's committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001

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

         On March 25, 1997, Budgetel Inns, Inc. ("Budgetel") filed suit against MICROS in the United States Federal District Court in the Eastern District of Wisconsin. Budgetel alleges, among other things, that MICROS breached a March 1993 software support agreement by failing to provide full support to this software package licensed to Budgetel in 1993. MICROS filed a counterclaim against Budgetel, alleging breach of contract and defamation. On April 11, 2001, the Magistrate Judge recommended that 4 of 5 of Budgetel's claims are subject to dismissal on summary judgment. As a result of this favorable recommendation, MICROS believes that the likelihood of any adverse effect on the Company's results of operations or financial position has been further reduced, and will accordingly no longer report on this matter.

Items 2 through 4.

         No events occurred during the quarter covered by the report that would require a response to this item.

Item 5.  Other Information

         On April 25, 2001, the Board of Directors at a scheduled Board meeting unanimously approved (with Mr. Brown abstaining from the vote) the Second Amendment of the Consulting Agreement between Louis M. Brown, Jr. and the Company, dated June 30, 1995. The amendment extends the term of the original Consulting Agreement, dated June 30, 1995, as amended by the First Amendment, dated January 27, 1999, for three more years until June 30, 2005.

         Additionally, at a scheduled meeting on April 25, 2001, with Mr. Giannopoulos abstaining, the Board of Directors unanimously approved the appointment of Mr. Giannopoulos to the position of Chairman of the Board of Directors, adding to his current position of President and Chief Executive Officer. Further, with Mr. Brown abstaining, the Board of Directors unanimously approved the appointment of Mr. Brown to the position of Vice Chairman of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10a - Second Amendment to Consulting Agreement between the Company and Louis M. Brown Jr., dated April 26, 2001

         (b)      Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      MICROS SYSTEMS, INC.
                                                                   -----------------------
                                                                         (Registrant)

May 14, 2001                                                       /s/ Gary C. Kaufman
------------                                                       -------------------
                                                                   Gary C. Kaufman
                                                                   Executive Vice President,
                                                                   Finance and Administration/
                                                                   Chief Financial/Accounting Officer