Form 10-K405
period 2001-06-30
MICROS SYSTEMS INC
filed 2001-09-28
CIK 320345

                                    FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2001
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
 For the Transition Period From ______to________ Commission File Number 0-9993

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    At the close of business on August 31, 2001, there were issued and outstanding 17,500,443 shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $497,012,581.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders, currently scheduled to be held on November 19, 2001, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.). MICROS is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality industry. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, transportation foodservice, and cruise ships.

    MICROS's enterprise solutions are comprised of two major areas: (1) hotel information systems and (2) restaurant information systems. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel and restaurant information systems. The hotel information systems consist of software encompassing property management systems ("PMS"), central reservation systems ("CRS"), and customer information systems ("CIS"). The restaurant information systems consist of hardware and software for point-of-sale ("POS") and operational applications, and a suite of back office applications, including inventory, labor, and finance management.

    The Company's PMS are installed worldwide in leading hotel chains such as Marriott International, Radisson, Hilton International (United Kingdom), Wyndham, Starwood, Four Seasons (Canada), Thistle (United Kingdom), Six Continents (United Kingdom), Kempinski (Germany), Mandarin Oriental (Hong Kong), Movenpick (Switzerland), Peninsula (Hong Kong), Ramada Europe, Shangri-La International (Hong Kong), Swissotel (Switzerland) and Steigenberger (Germany). Worldwide, there are currently over 10,200 MICROS PMS installations.

    The MICROS CRS is installed in numerous hotel chains such as Best Western International, Wyndham, Concorde (France), Equatorial (Malaysia), MacDonalds (United Kingdom), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle, Tourast (Australia) and Vagabond Inns.

    The MICROS CIS is installed in numerous hotel chains such as Wyndham, Concorde, Equatorial, First, Scandic (Sweden), Peninsula, Hilton International, Rydges, Shangri-La, Sokos, Sorat (Germany), Starhotels, Sun International, Tourast, Taj (India), Oberoi and Pan Pacific.

    MICROS's restaurant POS systems are installed worldwide. Major table service restaurant chain customers include T.G.I. Friday's, Cracker Barrel, Metromedia Restaurant Group, Brinker International, Bertucci's, Perkins, Don Pablo's, La Madeleine, El Torito, Eat 'N Park, Host Services, Aramark, Hooters, Ruby Tuesday's, Hard Rock Cafe, Corporacion Mexicana de Restaurantes (Mexico), Whitbread PLC (United Kingdom) and Earls (Canada). Major quick service chain restaurant ("QSR") customers include numerous franchisees of Burger King, Arby's, various franchisees of Tricon Global Restaurants, Inc. (Pizza Hut, KFC International, and Taco Bell), Baja Fresh, Grandy's, Red Rooster (Australia), Panera Bread, Subway, and Wendy's. Most of MICROS's QSR installations are franchisees.

    MICROS's restaurant POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton International, Starwood, Hyatt, Six Continents, Hilton, Swissotel, Mandarin Oriental, Radisson, Delta (Canada), and Ritz-Carlton. Additional significant markets for the Company's POS systems include casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Sun City (South Africa), Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, Mirage Casino, Bellagio and The Venetian, the latter five casinos being located in Las Vegas, Nevada.

    MICROS also markets both hotel and restaurant POS systems that it acquired via the acquisition of assets of Hospitality Solutions International, Inc. ("HSI") in October 2000. The HSI hotel and restaurant systems products are both Windows based software products that run on personal computers (" PCs"). Additionally, MICROS is marketing and further developing a POS product that it acquired via the stock purchase of Indatec GmbH and Co. KG ("Indatec") in February 2001. The Indatec product is a proprietary based POS system with embedded software. Currently, Indatec products are sold exclusively in Europe.

PRODUCTS AND SERVICES

Hotel Information Systems

    For the hotel marketplace, MICROS develops, markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems, central reservation systems, customer information systems, revenue management systems ("RMS"), an Internet based hotel reservations service called hotelBANK, and installation and support services associated with the various product sets. The PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management, and interfaces to central reservation and global distribution systems. The CRS software allows hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. The software systems run on PCs. MICROS also offers an Internet based hotel reservation service through its subsidiary called hotelBANK. This subsidiary's service enables corporate customers to create room reservations directly with designated hotels, thereby bypassing third party reservation systems.

    MICROS markets its hotel products under the MICROS-Fidelio brand name. The systems run on industry standard based PCs. In June 1997, MICROS-Fidelio introduced a version of the MICROS-Fidelio Suite, called Version 7.0, which utilizes the Microsoft Windows 95 graphical user interface and an Oracle database. To date, over 2,300 sites are installed with Version 7.0. A DOS-based version of the Fidelio Front Office, Version 6.0, is still marketed and has over 7,000 sites installed. For smaller properties, MICROS markets a system called FidelioXpress that is designed for smaller lodging sites. To date, over 400 sites are installed with FidelioXpress. MICROS has over 10,200 installations worldwide of all versions of its PMS in both international hotel chains and independent hotel/resort properties. The Front Office PMS product is closely integrated with MICROS POS systems for hotel table service restaurants.

    MICROS introduced a new complete hotel software suite in fiscal 2001 called Opera. The Opera suite has been in development since 1996 with extensive beta testing which started in fiscal 1999. Opera includes modules for front office reservations, central reservations, customer information systems, sales and catering, materials management, yield/revenue management, and quality management. All the products are designed to share a common Oracle database. Modules released by June 30, 2001 include front office, sales and catering, quality management, and Opera Xchange. The remaining modules are scheduled for release in fiscal 2002. Opera will run under these three operating systems:
Microsoft Windows NT, IBM AIX, and Sun Solaris. The Opera software suite is deemed an important product line for MICROS's continued growth in the hotel information systems market. MICROS has signed three major account purchase agreements for Opera, the roll-outs for which are currently scheduled to begin in calendar year 2002. While MICROS has not received any notification of such, certain roll-outs could be delayed in light of current economic uncertainty. Opera is designed to run on PCs and large PC based servers.

    The next generation product for Fidelio Version 6.0 and 7.0 users, named Version 8.0, is now being developed in Hamburg, Germany. This product will contain certain web features and run on Windows NT, operating on an Oracle database. The product is targeted for release in fiscal 2002. The product is positioned for users of Version 6.0 and 7.0 who may not want to install the Opera suite of products.

    As part of MICROS's acquisition of the assets of Hospitality Solutions International, Inc. ("HSI"), the Company secured a PMS product called Jaguar and a developing product called Griffin. Jaguar is a PC based PMS system targeted at smaller lodging sites, both independent and chains. It has an installed base of over 500 sites. The product is in a maintenance mode with no future development planned. Griffin is designed as the next generation PMS product for HSI customers. It has a web based architecture where the application will reside in a central site with an Internet connection to the hotel using thin-client PCs for transaction processing. Griffin is scheduled for market release in fiscal 2002.

Restaurant Information Systems

    MICROS's restaurant systems include POS application software encompassing transaction control, restaurant operations, accounting data, interfaces to other systems, communications, and hardware and support services. Depending on the products installed, the systems run on either proprietary hardware terminals or PCs.

    The Company's restaurant POS systems for the table service/leisure and entertainment markets are the 8700 Hospitality Management System ("HMS"), the 9700 HMS (introduced in fiscal year 2001), the 3700 POS system, the 2700 HMS and the 2800 HMS. For the quick service market, MICROS offers the 2400 Fast Food System ("FFS").

    The Company also offers the MICROS PC Workstation ("PCWS"), named the Eclipse, which is an Intel-based microprocessor personal computer, for sale in both hospitality and non-hospitality markets. The Eclipse was released in June 2001 and serves as the replacement for an earlier PCWS named Ultra. The PCWS is a specialized point-of-sale computer designed to withstand the rigors of a restaurant environment. It is a color touchscreen based system that offers both passive and active matrix display options. MICROS resells various hardware products such as personal computers, printers, network cards, and other related computer equipment. MICROS signed an agreement with Hewlett Packard Corporation in fiscal 2000 in which Hewlett Packard was designated as a preferred provider of personal computers, printers, and networking equipment on a global basis. Sales under this relationship began in fiscal 2001.

    The 8700 HMS, released in September 1993, and since upgraded to add new features and functionality in subsequent releases, is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants. It allows the user the flexibility to configure the system around various hardware and software choices to control restaurant and food service operations at both the server and management levels. The 8700 HMS product has an open systems architecture which allows its use on a PC as the server with the order entry terminals being either the Company's proprietary order entry POS terminal hardware or MICROS PCWS. The 8700 HMS utilizes the SCO UNIX operating system, which permits multi-tasking and multi-user operations. This architecture gives it the ability to manage any size restaurant or food service operation.

    The Company introduced the next generation version of the 8700 HMS in fiscal 2001, named the 9700 HMS. This product incorporates the feature set of the 8700 HMS, but runs on Microsoft's Windows NT operating system, and possesses additional features and functionality, including additional reporting tools. The 9700 HMS enables MICROS to offer customers the application set of the 8700 HMS on either Unix or NT operating systems.

    The 3700 POS, released in October 1996, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft's Windows 95/NT operating systems, utilizes either Microsoft's SQL or Sybase's relational databases, and runs on industry standard Intel-based PCs. It utilizes a touchscreen, with the Microsoft Windows based graphical user interface.

    The 2700 HMS, of which the first version was released in March 1989, is a stand-alone intelligent terminal designed for table service restaurants, both large and small. The 2700 HMS, available in both an entry level and premium configured platform, relies on proprietary terminal architecture and interfaces with Microsoft's DOS/Windows, PC back office software systems. The 2700 HMS Touchscreen System, released in September 1991, combines touchscreen technology with the Company's 2700 HMS POS system. In 1999, the 2800 HMS was released. The 2800 HMS gives the 2700 HMS system the ability to utilize the restaurant operations software developed for the 3700 POS.

    During fiscal 1999, MICROS introduced the Restaurant Enterprise Series ("RES") software suite. RES is a software suite of products that encompass point-of-sale transaction control, restaurant operations, data analysis, and communications. The POS software constitutes the front-end application for the 3700 and 2800 POS systems. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, financial management, and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation's headquarters) for data collection and analysis. Additionally, changes such as pricing and menus can be made at a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS's strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions. In fiscal 2001, MICROS released a new version of the RES product called the RES 3000.

    For quick service restaurants, MICROS markets the 2400 FFS and the RES 3000. The 2400 FFS, released in October 1991, features a proprietary, networked intelligent terminal architecture. The system's application software addresses quick service requirements in the areas of order entry, drive-thru operations, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office, PC based software systems. MICROS offers a back office management information systems software package called the 2400 Manager Workstation Plus ("MWS+"). The MWS+ software is a PC-based software product that provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels. The product also integrates POS functions with in-store back office, regional and home office management information system functions. The RES 3000 incorporates new software features required by the QSR industry. The addition of the RES 3000 allows MICROS to offer QSR customers a PC based, Windows 95/NT operating POS architecture.

    In fiscal 2001, MICROS made a minority investment in Vivonet, Inc., a Vancouver, Canada, based privately held software development company. As part of the minority investment, MICROS secured exclusive distribution rights for the global hospitality industry to distribute Vivonet's web-based POS system. MICROS has consulted extensively with Vivonet as part of the investment and reseller relationship to develop this product for market release. MICROS plans on introducing this product, to be named iPOS, in fiscal 2002. In addition, MICROS also plans on introducing other Internet back-office applications with portal functionality, to be called mymicros.net, in fiscal 2002.

    MICROS is marketing the HSI POS product to primarily table service customers in North America via a direct sales force. The product's functionality is similar to the MICROS RES 3000. MICROS plans on continuing the development of the HSI POS product, which serves certain niches of the hospitality industry well.

    The Indatec product is being marketed to smaller table service restaurants in Europe that do not require the higher level functionality of MICROS POS products. These smaller restaurants require a lower cost product in terms of purchase and installation expense, a market niche that the Indatec product is designed to serve.

    The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company's hotel PMS products.

Services

    MICROS provides a wide range of service products and services to its customers. Products include spare parts, media supplies (ribbons, paper, etc.), network products, active power-line conditioners and uninterruptable power supplies. Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, systems configuration, network support and consulting.

    MICROS provides field hardware and software maintenance via a combination of its direct and indirect (authorized U.S. dealers and international distributors) channels. The field hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems. MICROS may contract with various PC manufacturers to provide either first or second line support for PC servers for both hotel and restaurant customers. Maintenance contracts are an important and growing part of MICROS's revenue.

    MICROS operates a help desk seven days a week, 24 hours per day in its Columbia, Maryland headquarters. This central support operation receives support calls from customers and addresses them on-line or dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether it be a MICROS subsidiary or distributor. MICROS maintains regional support centers in Neuss, Germany, Buenos Aires, Argentina and Sydney, Australia. MICROS's corporate customer service provides back-up support for its regional centers. Customer support for hotelBANK is centered in Hamburg, Germany, the site of the subsidiary's operational headquarters. MICROS's HSI division maintains a support center in Phoenix, Arizona to support its hotel and restaurant products.

    MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue constituted approximately 48% of MICROS's total revenues in fiscal year 2001, 40% in fiscal year 2000 and 35% for fiscal year 1999.

SALES, MARKETING AND DISTRIBUTION

    The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 24 years. The Company, its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company's existing customer base with enhanced products and services.

    The Company's products are sold primarily through three channels: (i) the Direct Sales Channel, comprised of the Company's sales distribution network consisting of approximately 43 wholly or majority owned subsidiaries and sales offices, (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 63 domestic dealers and 65 international distributors.

    Foreign sales, including export sales from the United States, accounted for approximately 48%, 53%, and 51%, of the Company's total revenue in fiscal years 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

    The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as those from its competitors, have increasingly offered a wider range of features and capabilities.

    The Company conducts its core POS product software and hardware development at its Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs outside the United States, MICROS also conducts POS software development in its subsidiaries located in Neuss and Hamburg, Germany, Singapore, and Sydney, Australia and its U.S. division located in Scottsdale, Arizona. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire ownership or licensing rights to such products and designs.

    In fiscal 1998, MICROS started using the hardware design services of SCI Systems, Inc. ("SCI"). This outsourcing allowed the Company to reduce its internal staff of designers while increasing its capacity to design new hardware platforms. MICROS still retains an in-house design capability in Columbia, Maryland. See also Manufacturing in Part I of this Form 10-K.

    MICROS-Fidelio's hotel PMS, CRS, and CIS development is primarily conducted in Naples, Florida. This office has a staff of approximately 114 employees and 22 consultants. The office became the primary development center upon the 1998 closure of MICROS's former hotel development center in Munich, Germany. MICROS maintains close relationships with major software operating and database companies such as Oracle, Novell, Sybase, and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS's international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

    Product development for MICROS's hotelBANK subsidiary is conducted in Hamburg, Germany. The operational headquarters for hotelBANK resides in Stockholm, Sweden.

    Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, amounted to $19.7 million, $17.6 million, and $14.4 million for fiscal years 2001, 2000 and 1999, respectively. Actual research and development expenditures, including capitalized software development costs of $8.9 million, $8.2 million, and $7.9 million for fiscal years 2001, 2000 and 1999, respectively, amounted to $28.6 million, $25.8 million, $22.3 million for fiscal years 2001, 2000 and 1999, respectively.

COMPETITION

    The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

    The markets in which the Company operates are highly competitive. MICROS competes on the basis of various factors, including product functionality, service capabilities, price and geography. There are at least 40 competitors worldwide that offer some form of sophisticated POS system similar to the Company's and over 100 hotel systems competitors. Competitors in the POS marketplace include full service providers such as Aloha, Infogenesis, NCR (Compris POS), Par Technology, Panasonic, POSitouch, Radiant Systems, Sharp, Squirrel, Tridex (Progressive POS), Vectron, and hardware providers such as IBM, NCR, and Aspeon, who market their products in conjunction with independent software vendors. There are also numerous companies that license their POS-oriented software with PC-based systems in regional markets around the world.

    Many of the over 100 competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Daylight Software, MAI Systems, Multi-Systems, Newmarket, Pegasus, Springer-Miller, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, MICROS generally faces smaller, regionally oriented competitors.

    The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Pegasus and Springer-Miller, and specialized central reservation providers such as Lexington Services and WizCom International. The market for central reservation systems is highly competitive.

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

MANUFACTURING

    The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. Pursuant to an agreement with SCI Systems, Inc. ("SCI"), of Huntsville, Alabama, MICROS contracts to have its POS terminals, PCWS terminals, and certain communication boards manufactured by SCI. The Company entered into this non-exclusive agreement in order to lower its manufacturing costs, expand the availability of POS and PCWS terminals, and improve product quality.

    The decision to outsource the Company's manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that MICROS could potentially obtain desired products from SCI at a lower cost than the Company could produce. SCI also had sufficient assembly capacity to meet MICROS's forecasted sales demand, and was capable of achieving targeted product quality levels. MICROS retains a limited manufacturing capability of certain products. While MICROS believes that there are entities other than SCI that could provide manufacturing capabilities, any default by SCI or disruption in its manufacturing process could have a material short-term adverse impact on the operations of MICROS.

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

    In July 2001, MICROS moved its logistics operations from a building in Beltsville, Maryland to a new facility in Hanover, Maryland. This facility serves as MICROS's main distribution center for filling customer orders as well as light assembly and product configuration services.

EMPLOYEES

    As of June 30, 2001, the Company had approximately 2,586 full-time employees. Approximately 1,399 or 54% of these employees are based in North America (United States and Canada), with the majority of the US-based employees located in the Company's Columbia, Maryland headquarters. The balance of this group is employed principally at the Company's regional district offices and its product development subsidiaries in Naples, Florida, and Portsmouth, New Hampshire. Approximately 828, or 32%, of the Company's employees are employed in the Europe/Africa/Middle East region, 292 employees, or 11% of total employees, are employed in the Asia/Pacific region, and 67 employees, or 3% of total employees, are located in the Latin America region. On an aggregate basis, the Company had approximately 2,234 employees in sales/marketing, customer support services and administration and finance; 291 employees in product development; and 61 employees in operations. The Company is not a party to any collective bargaining agreements. None of the Company's employees are represented by a labor union, except in Germany and France, as mandated by law. MICROS does use certain suppliers whose employees may be represented by labor unions. MICROS believes it maintains good relations with its employees.

FOREIGN SALES AND FOREIGN MARKET RISK

    The Company recorded foreign sales, including exports from the United States, of approximately $154.7 million during fiscal 2001 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada. Comparable sales in fiscal 2000 were $190.9 million and in fiscal 1999 were $171.6 million. See Note 14 of Notes to Consolidated Financial Statements for additional geographic data.

    MICROS's significant international business and presence expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 28 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.

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

    Further, the Company is subject to political risk, especially in developing countries with uncertain or unstable political structures or regimes. Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

    Finally, the Company's committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

PATENTS

    The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company's hardware products is generally known and available to others. With respect to the Company's software products, it relies on nondisclosure agreements, and an array of U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most countries, it is believed that both statutory and common law provides the Company with a certain level of protection. Notwithstanding the above, there is a risk that third party entities, including competitors, could attempt to misappropriate the Company's intellectual property. Given this potential risk, the Company has implemented certain procedures to monitor misappropriation of its intellectual property.

FLUCTUATIONS AND CUSTOMERS

    The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Political uncertainty and world turmoil, such as the terrorist attack in the U.S. on September 11, 2001, will adversely impact travel and tourism and therefore the Company's quarterly operating results. Moreover, the Company has experienced increased seasonality of its business, given the significant volume of international sales. In particular, with the European summer holiday, the Company generally experiences lower sales volume in the first fiscal quarter relative to other quarters. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS's third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

    No single customer accounts for 10% or more of the Company's consolidated revenues, nor is any portion of the Company's business subject to renegotiation of profits at the election of the U.S. Federal Government. In fiscal year 2001, the Company did participate, directly and indirectly, in certain contracts with the U.S. Federal Government, which such contracts contained standard termination for convenience clauses. The Company would not anticipate any material adverse financial impact in the event that the U.S. Government elected to exercise a termination for convenience clause.

ENVIRONMENTAL MATTERS

    The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

BACKLOG

    The Company generally has a backlog of approximately one month's revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 2001, 2000, and 1999, the backlog totaled approximately $59.4 million, $43.0 million, and $44.3 million, respectively.

OTHER

    The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2001. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus an additional prime rate percentage, or the LIBOR rate plus an additional LIBOR rate percentage per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus an additional LIBOR rate percentage per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate option. Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts. As of June 30, 2001, there is a balance outstanding of US $3.0 million, SEK 3.5 million (approximately $0.3 million at the June 30, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the June 30, 2001 exchange rate) under this line of credit. There is approximately $1.2 million outstanding in letters of credit as well as outstanding exchange contracts. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

    In addition, the Company also has a credit relationship with a European bank in the amount of DM 15.0 million (approximately $6.5 million at the June 30, 2001 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate) in the form of balloon debt and has no line of credit borrowings (see Notes 5 and 6 of Notes to Consolidated Financial Statements). As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

    Also, due to an acquisition in January 2001, the Company had a line of credit from several European banks in the amount of DM 1.6 million (approximately $0.7 million at the June 30, 2001 exchange rate). However, the lines were cancelled when the debt was paid in full in April 2001.

    In May 2000, the Company signed a $1.2 million promissory note with the Maryland Department of Business and Economic Development. The loan is for ten years at an interest rate of two percent per annum. As of June 30, 2001, the outstanding loan balance is $1.1 million (see Note 6 of Notes to Consolidated Financial Statements).

    In summary, as of June 30, 2001, the Company has borrowed approximately $7.9 million, has $1.2 million outstanding in letters of credits, has $1.1 million outstanding in a promissory note, and has approximately $42.0 million available to borrow. There was a balance outstanding of US $3.0 million, SEK 3.5 million (approximately $0.3 million at the June 30, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the June 30, 2001 exchange rate) outstanding under the lines of credit. The Company's DM-denominated borrowings under these credit facilities amounted to DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate). The amount available to borrow was also reduced by $1.5 million for exchange contracts per the amended financing agreement.

    Certain MICROS foreign subsidiaries maintain additional lines of credit, none of which is considered material.

RECENT DEVELOPMENTS

        None.

BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING
STATEMENTS

    In light of current market conditions, there is uncertainty as to whether the Company can enjoy revenue or profitability growth in the next year. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

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

    The statements contained herein not based on historic facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward-looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company's press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

-- Weakness in the hospitality and tourism industries as a result of the terrorist attacks in the U.S. on September 11, 2001, and armed conflicts arising therefrom;

-- Given the adverse impact on the travel and hospitality industry as a result of the terrorist attacks of September 11, 2001, MICROS has experienced a delay in certain purchases. There can be no guarantee that this slow-down will be only short-term.

-- MICROS's actions in connection with continued and increasing price and product competition in many product areas, including but not limited to newly introduced Eclipse PC Workstations, and the impact on sales margins for those items;

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

-- The inherent difficulties in accurately forecasting buying patterns (especially since more than an insignificant portion of the business is "street" business that cannot be easily predicted), and appropriately staffing and preparing for fluctuations in buying demand;

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

-- Because almost half of MICROS's sales are outside the U.S., MICROS's results could be significantly affected by weak economic conditions in countries in which it does business, and emerging markets in which there tend to be significant growth, and by changes in foreign currency exchange rates affecting those countries;

-- The ability of MICROS to recruit and retain engineers and other highly-skilled personnel;

-- Although MICROS attempts to protect its proprietary technology through a combination of trade secrets, and copyright, and trademark law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to MICROS's products;

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

ITEM 2.  PROPERTIES

    The Company's worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the "Orix Agreement"), MICROS leases the entire five story structure, consisting of 247,624 square feet, from Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation (MICROS is currently subleasing one of the five floors to an independent local company pursuant to a 2 year sub-lease agreement). The Orix Agreement also provides MICROS with the right to demand the construction of a new building adjacent to the new corporate headquarters building, thereby providing MICROS with expansion space, if subsequently required. The Company's executive offices are located at the Columbia facility. The Company also conducts sales, marketing, customer support, and product development activities at this location.

    Effective August 1, 2001, and as a replacement to its former warehouse/staging facility in Beltsville, Maryland,

MICROS leases approximately 75,600 square foot facility in Hanover, Maryland. MICROS conducts light assembly, manufacturing, repair and configuration in this facility. MICROS leases the Hanover facility pursuant to a lease expiring July 31, 2009, with a termination right in July 2006.

    The Company's European headquarters facility, in which the Company conducts certain sales, marketing, development and customer support activities for Europe, is located in Neuss, Germany. Currently, the Company leases approximately 42,000 square feet in a Neuss office building pursuant to a lease agreement expiring in May 2002, with an option to renew for an additional five-year term.

    Further, the Company leases approximately 33,000 square feet of office space in Naples, Florida, where the Company develops software, including the Opera suite of products, for the hotel industry.

    To satisfy other sales, service and support, and product development needs, the Company leases space in 23 cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas, and in over 32 cities internationally, including London, Paris, Stockholm, Sydney and Hong Kong.

    In general, the Company believes that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of litigation counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

    As of August 31, 2001, there were approximately 354 record holders of the Company's Common Stock, $.025 par value.

    The Company's Common Stock (symbol "MCRS") is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. The following table shows the range of trading prices for the period indicated, as reported by NASDAQ.

    On August 31, 2001, the closing price for the stock was $28.40.

                                                              Price Range
                                                              -----------
                                                              (in dollars)
                                                              ------------
                                                            High        Low
                                                          --------    -------
 Year Ended June 30, 2001
 7/01/00 - 9/30/00                (First Quarter)         26.00       14.69
 10/01/00 - 12/31/00              (Second Quarter)        23.50       14.88
 1/01/01- 3/31/01                 (Third Quarter)         21.94       16.31
 4/01/01 - 6/30/01                (Fourth Quarter)        24.68       16.81

 Year Ended June 30,  2000
 7/01/99 - 9/30/99                (First Quarter)         40.50       32.50
 10/01/99 - 12/31/99              (Second Quarter)        76.25       38.88
 1/01/00 - 3/31/00                (Third Quarter)         67.75       51.09
 4/01/00 - 6/30/00                (Fourth Quarter)        56.19       15.75

 Year Ended June 30,  1999
 7/01/98 - 9/30/98                (First Quarter)         38.88       23.94
 10/01/98 - 12/31/98              (Second Quarter)        32.88       22.06
 1/01/99 - 3/31/99                (Third Quarter)         33.31       27.63
 4/01/99 - 6/30/99                (Fourth Quarter)        35.00       29.50



    The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 2001, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements). Future cash dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                                        Fiscal Years Ended June 30,
                                                             2001       2000       1999       1998       1997
                                                             ----       ----       ----       ----       ----
    Statement of Operations Data
       Revenue                                             $325,394   $359,651   $335,094   $280,245   $228,169
       Income from operations                                $3,999    $29,470    $48,645    $34,077    $27,836
       Net (loss) income                                     $(704)    $16,204    $27,294    $19,641    $16,332
       Basic net (loss) income per common share (1)         $(0.04)      $0.96      $1.69      $1.23      $1.03
       Diluted net (loss) income per common share (1)       $(0.04)      $0.91      $1.60      $1.18      $1.01
       Cash dividends                                            --         --         --         --         --
    Balance Sheet Data
       Working capital                                      $60,645    $93,535    $75,301    $45,399    $27,838
       Total assets                                        $274,456   $278,977   $232,130   $204,611   $161,605
       Long-term debt and capital leases (2)                 $3,679     $4,519     $6,148     $9,790    $10,135
       Shareholders' equity                                $158,848   $163,621   $119,273    $91,733    $71,727
       Book value per share                                   $9.09      $9.44      $7.36      $5.70      $4.49
    Additional Data
       Weighted average number of common
       shares
       Outstanding-basic                                     17,377     16,796     16,140     16,027     15,918
                  - diluted                                  17,377     17,892     17,034     16,690     16,101


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal 2001 to Fiscal 2000:

    The Company recorded a diluted net loss of $0.04 per common share in fiscal 2001, compared with diluted net income of $0.91 per common share in fiscal 2000. The decreased net income was primarily due to lower sales volumes as a result of market conditions and higher operating expenses both in absolute dollars and as a percentage of revenue.

    Revenue of $325.4 million for fiscal 2001 decreased $34.3 million, or 9.5%, compared to the same period last year. A comparison of the sales mix for fiscal years 2001 and 2000 is as follows:


                                                  Year Ended  June 30,
                                                  --------------------
              Percent of total revenue               2001      2000
                                                     ----      ----
              Hardware                              35.2%     41.7%
              Software                              17.2%     18.4%
              Service                               47.6%     39.9%
                                                    -----     -----
                                                   100.0%    100.0%
                                                   ======    ======

    Both hardware and software sales decreased as a percentage of total revenue in fiscal 2001 in comparison to fiscal 2000 primarily due to the continued slowdown in information technology purchases by the hospitality industry. Service sales increased in comparison to fiscal 2000, primarily due to support revenues earned on a larger customer base, partially offset by a decreased volume of installation revenue.

    Combined hardware and software revenues for fiscal 2001 decreased $45.8 million, or 21.2%, while service revenues increased $11.5 million or 8.0%, over the same period a year earlier.

    The Company's revenue for fiscal 2001 was transacted in approximately twenty-eight currencies, while in fiscal years 2000 and 1999, the Company's revenue was transacted in approximately twenty-eight and twenty-four currencies, respectively. The relative mix over the past three years is as follows:

                             Year Ended June 30,
 Revenues by currency (1)     2001  2000   1999
                              ----  ----   ----
 United States Dollar          59%   57%    57%
 German Mark                   12%   13%    15%
 British Pound Sterling         7%    9%     8%
 Australian Dollar              3%    4%     2%
 French Franc                   3%    3%     4%
 Swedish Krona                  2%    2%     3%
 Italian Lira                   2%    1%     1%
 Chinese Renminbi               1%    1%     1%
 Singapore Dollar               1%    1%     1%
 Spanish Peseta                 1%    1%     1%
 All Other Currencies(2)        9%    8%     7%
                                --    --     --
 Total                        100%  100%   100%
                              ====  ====   ====

(1) Calculated using average month end exchange rates for the year.
(2) Represents approximately 18 currencies in fiscal 2001, 18 currencies in fiscal 2000 and approximately 14 currencies in fiscal year 1999.

    Cost of sales, as a percentage of revenue, decreased to 49.6% from 51.5% for fiscal 2001 compared to fiscal 2000. Cost of sales for hardware and software products, as a percentage of related revenue, was 48.8% and 52.5% in fiscal 2001 and 2000, respectively. The decrease as a percentage of revenue is primarily due to the reduction of hardware sales as a percentage of total hardware and software sales. Also, included in the fiscal year 2000 software cost of sales figure is approximately $1.0 million for the discontinuance of the 3400 product line.

    Service costs, as a percentage of service revenue, increased to 50.4% in fiscal 2001 compared to 50.0% in fiscal 2000. The increased costs in comparison to fiscal 2000 were primarily due to a lower number of installations performed in fiscal 2001 resulting in lower labor utilization rates for service personnel, partially offset by the continued expansion of the Company's customer base.

    Selling, general and administrative expenses increased $9.8 million, or 8.4%, in fiscal 2001 compared to fiscal 2000. As a percentage of revenue, selling, general and administrative expenses increased to 38.7% in fiscal 2001 compared to 32.3% in fiscal 2000. The increase is due primarily to decreased revenue and additional expenses related to acquisitions, partially offset by cost reductions.

    Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $2.1 million, or 12.0%, in fiscal 2001 compared to fiscal 2000. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 6.1% in fiscal 2001 compared to 4.9% in fiscal 2000. Capitalized software development costs were $8.9 million in fiscal 2001 compared to $8.2 million in fiscal 2000. Total research and development expenditures, including capitalized software development costs, increased 10.9% from $25.8 million in fiscal 2000 to $28.6 million in fiscal 2001. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 8.8% in fiscal 2001 compared to 7.2% in fiscal 2000. The increase in absolute dollars is primarily due to increased expenditures in the Company's hotel business.

    Depreciation and amortization increased $3.1 million, or 27.4%, in fiscal 2001 compared to fiscal 2000. As a percentage of revenue, depreciation and amortization increased to 4.4% in fiscal 2001 compared to 3.1% in fiscal 2000. The increase is due primarily to additional amortization relating to acquisitions made over the prior twenty months.

    Income from operations for fiscal 2001 was $4.0 million, or 1.2% of revenue, compared to income of $29.5 million in fiscal 2000, or 8.2% of revenue. The Company's lower income from operations is primarily due to a lower volume of sales in fiscal 2001 and higher operating expenses due to acquisitions.

    Other expense for 2001 increased $2.7 million, or 242.9%, compared to fiscal 2000. The increase is primarily due to the write down of a cost investment of $1.2 million. The increase is also due to a foreign currency translation loss of $1.2 million in fiscal 2001 compared to a foreign currency translation loss of $0.7 million in fiscal 2000.

The effective tax rate for fiscal 2001 was 291.9% compared to 40.3% for fiscal 2000. The increase was due to both a shift in earnings towards countries with higher tax rates with offsetting net operating losses being incurred in countries with lower tax rates and changes in tax rates in foreign jurisdictions.

    The European Union ("EU") filed a challenge against the U.S. Foreign Sales corporation ("FSC") tax provisions with the World Trade Organization ("WTO"). On July 23, 2001, the WTO issued a final decision upholding this challenge. Officials representing the United States on trade issues continue to seek resolution through a negotiated settlement and have until September 2001 to appeal the ruling. It is currently not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the matter with the WTO, EU, and the United States.

Comparison of Fiscal 2000 to Fiscal 1999:

    For the first three quarters of fiscal 2000, net income was higher than fiscal 1999 primarily due to higher sales volumes. However, due to market conditions in the fourth quarter of fiscal 2000, the sales volume was significantly lower than fiscal 1999. Market conditions that adversely impacted the Company's financial performance in fiscal 2000 included: (i) slowdown in information technology purchases due to Year 2000 driven purchases in calendar 1999; (ii) longer and delayed sales cycles due to the introduction of new and/or untested technologies, such as Internet-based technologies; and (iii) European currency weakness relative to the dollar. Therefore, operating expenses as a percentage of sales increased primarily due to the Company not achieving the anticipated sales growth in the fourth quarter. As a result, the Company recorded diluted net income of $0.91 per common share in fiscal 2000, compared with diluted net income of $1.60 per common share in fiscal 1999.

    Revenue of $359.7 million for fiscal 2000 increased $24.6 million, or 7.3%, compared to the same period for fiscal 1999. A comparison of the sales mix for fiscal years 2000 and 1999 was as follows:


                                              Year Ended June 30,
                                              -------------------
          Percent of total revenue               2000      1999
                                                 ----      ----
          Hardware                              41.7%     46.0%
          Software                              18.4%     18.7%
          Service                               39.9%     35.3%
                                                -----     -----
                                               100.0%    100.0%
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

    The Company's revenue for fiscal 2000 was transacted in approximately twenty-eight currencies, while in fiscal years 1999 and 1998, the Company's revenue was transacted in approximately twenty-four and twenty-five currencies, respectively. The relative mix over the prior three years was as follows:

                                Year Ended June 30,
 Revenues by currency(1)         2000  1999   1998
                                 ----  ----   ----
 United States Dollar             57%   57%    56%
 German Mark                      13%   15%    15%
 British Pound Sterling            9%    8%     8%
 Australian Dollar                 4%    2%     2%
 French Franc                      3%    4%     4%
 Swedish Krona                     2%    3%     4%
 Chinese Renminbi                  1%    1%     2%
 Italian Lira                      1%    1%     1%
 Singapore Dollar                  1%    1%     1%
 All Other Currencies (2)          9%    8%     7%
                                   --    --     --
 Total                           100%  100%   100%
                                 ====  ====   ====

(1) Calculated using average month end exchange rates for the year.
(2) Represents approximately 19 currencies in fiscal 2000, approximately 15 currencies in fiscal year 1999, and approximately 16 currencies in fiscal year 1998.

    Cost of sales, as a percentage of revenue, increased to 51.5% from 51.0% for fiscal 2000 compared to fiscal 1999. Cost of sales for hardware and software products, as a percentage of related revenue, was 52.5% in fiscal 2000 and in fiscal 1999. Included in the fiscal year 2000 software cost of sales figure was approximately $1.0 million for the discontinuance of the 3400 product line, which occurred in the fourth quarter of fiscal 2000.

    Service costs, as a percentage of service revenue, increased to 50.0% in fiscal 2000 compared to 48.2% in fiscal 1999. The increased costs in comparison to fiscal 1999 were primarily due to service costs increasing at a rate in excess of service revenues and due to additional expenses incurred in the second quarter to resolve potential Year 2000 issues.

    Selling, general and administrative expenses increased $25.4 million, or 28.0%, in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, selling, general and administrative expenses increased to 32.3% in fiscal 2000 compared to 27.1% in fiscal 1999. The increase was due primarily to acquisitions, additional bad debt expense, and additional rent expense for the new corporate headquarters building in fiscal 2000 compared to fiscal 1999. The increase was also due to increased personnel costs to meet current and anticipated sales growth that did not occur in the fourth quarter of fiscal 2000.

    Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $3.2 million, or 22.0%, in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 4.9% in fiscal 2000 compared to 4.3% in fiscal 1999. Actual research and development expenditures, including capitalized software development costs of $8.2 million in fiscal 2000 and $7.9 million in fiscal 1999, increased $3.4 million, or 15.2%, compared to the same period a year earlier. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 7.2% in fiscal 2000 compared to 6.7% in fiscal 1999. The increase in absolute dollars was primarily due to increased expenditures for the Company's restaurant business.

    Office closure costs of $0.4 million in fiscal 1999 related to charges recorded in connection with the permanent closure of the Company's Munich, Germany facility in the fourth quarter of fiscal 1998. The costs in fiscal 1999 related to the relocation of former Munich employees to their new places of employment within the Company.

    Depreciation and amortization increased $1.4 million, or 14.1%, in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, depreciation and amortization increased to 3.1% in fiscal 2000 compared to 2.9% in fiscal 1999. The increase was due primarily to the acquisitions that were made in fiscal 2000.

    Income from operations for fiscal 2000 was $29.5 million, or 8.2% of revenue, compared to income of $48.6 million in fiscal 1999, or 14.5% of revenue. The Company's lower income from operations was primarily due to higher operating expenses as a percentage of sales as a result of the Company not achieving the anticipated sales growth in the fourth quarter.

    Interest income for 2000 increased $0.4 million, or 82.5%, compared to fiscal 1999. The increase was due primarily to the Company's higher average cash balance during fiscal year 2000 compared to fiscal year 1999. Interest expense decreased $1.9 million, or 72.9%, compared to fiscal 1999. The decrease in interest expense for the period was primarily due to the Company's lower average debt level during fiscal 2000 in comparison to the same period a year earlier.

    The effective tax rate for fiscal 2000 was 40.3% compared to 40.8% for fiscal 1999.

Euro Conversion

    On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of June 30, 2001, of the twelve countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining six countries.

    MICROS is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Moreover, there is still some uncertainty with respect to the interpretation of certain Euro regulations, and the impact of the regulations on the Company's Euro implementation. Any costs associated with the adoption of the Euro will be expensed as incurred. The Company currently does not expect these costs to be material to its results of operations, financial condition or liquidity.

Liquidity and Capital Resources

    The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2001. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus an additional prime rate percentage, or the LIBOR rate plus an additional LIBOR rate percentage per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus an additional LIBOR rate percentage per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate option. Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts. As of June 30, 2001, there is a balance outstanding of US $3.0 million, SEK 3.5 million (approximately $0.3 million at the June 30, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the June 30, 2001 exchange rate) under this line of credit. There is approximately $1.2 million in outstanding letters of credit as well as outstanding exchange contracts. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

    In addition, the Company also has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $6.5 million at the June 30, 2001 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate) in the form of balloon debt and has no line of credit borrowings (see Notes 5 and 6 of Notes to Consolidated Financial Statements). As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

    Also, due to an acquisition in January 2001, the Company had a line of credit from several European banks in the amount of DM 1.6 million (approximately $0.7 million at the June 30, 2001 exchange rate). However, the lines were cancelled when the debt was paid in full in April 2001.

    In May 2000, the Company signed a $1.2 million promissory note with the Maryland Department of Business and Economic Development. The loan is for ten years at an interest rate of two percent per annum. As of June 30, 2001, the outstanding loan balance is $1.1 million (see Note 6 of Notes to Consolidated Financial Statements).

    In summary, as of June 30, 2001, the Company has borrowed approximately $7.9 million, has $1.2 million outstanding in letters of credits, has $1.1 million outstanding in a promissory note and has approximately $42.0 million available to borrow. There was a balance outstanding of US $3.0 million, SEK 3.5 million (approximately $0.3 million at the June 30, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the June 30, 2001 exchange rate) outstanding under the lines of credit. The Company's DM-denominated borrowings under these credit facilities amounted to DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate). The amount available to borrow was also reduced by $1.5 million for exchange contracts per the amended financing agreement.

    Net cash provided by operating activities for fiscal 2001 was $26.6 million versus $23.3 million for fiscal 2000. The income tax benefit from the exercise of disqualified and non-qualified stock options provided $0.2 million in fiscal 2001 and $12.2 in fiscal 2000. The Company used $31.2 million for investing activities in fiscal 2001, including $16.9 million for the purchase of property, plant, and equipment and internally developed software and $14.3 million for business acquisitions, purchase of district assets and equity interests. Net financing activities for fiscal 2001 provided $4.8 million, primarily stemming from the line of credit. Proceeds from the issuance of stock provided $1.3 million for fiscal 2001 and $18.8 million for fiscal 2000. Proceeds of $17.0 million was provided by borrowings on the line of credit and long term debt during fiscal 2001 which was offset by $13.5 million in repayments on the lines of credit, long term debt and capital lease obligations.

    The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2002 will be approximately the same as fiscal 2001 expenditures.

    Financial indicators of the Company's liquidity and capital resources as of June 30, 2001 and 2000 were:

   In thousands, except ratios                 2001          2000
--------------------------------               ----          ----
Cash and cash equivalents                   $26,456       $26,211
                                            =======       =======
Available credit facilities                 $51,500       $53,000
Outstanding credit facilities                 6,800         3,000
Outstanding letters of credit                 1,200         7,800
Exchange contracts                            1,500             0
                                              -----             -
Unused credit facilities                    $42,000       $42,200
                                            =======       =======
Working capital                             $60,645       $93,535
                                            =======       =======
Long-term debt and capital lease
obligations:
     Current                                 $2,448          $460
     Non-current                              1,231         4,059
                                              -----         -----
       Total                                 $3,679        $4,519
                                             ======        ======
Shareholders' equity                       $158,848      $163,621
                                           ========      ========
Current ratio                                  1.62          1.96
                                               ====          ====


Inflation

    The Company has not experienced any significant impact as a result of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II,
Item 7. Additionally, MICROS's committed line of credit bears interest at a floating rate. MICROS does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14(a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                         Position
----------------          -------------------------
T. Paul Armstrong         Executive Vice President, New Technologies

Louis M. Brown, Jr.       Director and Vice Chairman of the Board

A. L. Giannopoulos        Chairman, President and Chief Executive Officer

Daniel Interlandi         Executive Vice President, North American Sales

Bernard Jammet            Executive Vice President, Latin American Sales

F. Suzanne Jenniches      Director

Gary C. Kaufman           Executive Vice President, Finance and Administration and Chief Financial Officer

Thomas L. Patz            Executive Vice President, Strategic Initiatives and General Counsel

John G. Puente            Director

Cynthia A. Russo          Vice President and Corporate Controller

Dwight S. Taylor          Director

William S. Watson         Director

Directors of the Registrant are elected for a term of one year.

--------------------------------------

    Directors and Executive Officers of the Registrant during fiscal 2001:

    T. Paul Armstrong, 44, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. In June 2000, Mr. Armstrong was promoted to his current position of Executive Vice President, New Technologies. Mr. Armstrong is a graduate of Cambridge University, England.

    Louis M. Brown, Jr., 58, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. In April 2001, Mr. Brown tendered his resignation as Chairman, and was appointed Vice Chairman. He also serves as Chief Executive Officer of Precision Auto Care, Inc., a franchise company for the auto care industry. Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

    A. L. Giannopoulos, 61, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. In April 2001, Mr. Giannopoulos was appointed Chairman of the Company's Board of Directors. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the

Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2005. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos currently serves as a Trustee of Capitol College. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

    Daniel Interlandi, 48, began his career with MICROS in 1980, and has held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales and Marketing in September 1993. In April 1996, he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997, he assumed additional responsibility for the Table Service Restaurant Group. In fiscal year 2000, Mr. Interlandi had oversight responsibility for EAME operations, and in January 2001, Mr. Interlandi was appointed to his current position, Executive Vice President, North American Sales. Mr. Interlandi is a 1975 graduate of Knox College.

    Bernard Jammet, 42, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development, and in January 2001, Mr. Jammet was appointed to his current position of Executive Vice President, Latin America Sales. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

    F. Suzanne Jenniches, 53, has been a Director of the Company since October 1996. She is Vice President of Communications Systems for the Electronic Sensors and Systems Sector of Northrop Grumman, which designs and develops advanced communications systems for both government and commercial applications. Ms. Jenniches is past President of the national Society of Women Engineers, has served on the Board of Governors for the American Association of Engineering Societies, and is currently a board member of the State of Maryland's Greater Baltimore Committee Technology Council. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from the Johns Hopkins University.

    Gary C. Kaufman, 51, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

    Thomas L. Patz, 41, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to the position of Sr. Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

    John G. Puente, 71, has been a Director since May 1996. He is the Chairman of E-Cargo (Internet Cargo Services, Inc.), a company that coordinates product shipments over the Internet. Until August 1999, Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products, at which time it was acquired by Texas Instruments. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider, and VIA NET.WORKS, Inc. an international provider of Internet access and services in Europe and Latin America. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company that provides satellite services and facilities. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

    Cynthia A. Russo, 31, joined the Company in January 1996 as a Senior Accountant. In October 1996, she was promoted to Manager of Accounting, in March 1999, she was promoted to Director of Financial Reporting and Services, in February 2000 she was promoted to Director of Corporate Reporting and Accounting, and in May 2001 she was promoted to her current position, Vice President and Corporate Controller. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

    Dwight S. Taylor, 56, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC ("CDS"), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE: OFC). Mr. Taylor has been employed by CDS (or Constellation Real Estate, Inc., an entity with which CDS merged in
1998) in various capacities since 1984. Mr. Taylor is also President of the Maryland Chapter of the National Association of Industrial and Office Properties ("NAIOP"), and a member of the NAIOP National Board. Mr. Taylor currently serves on the Trustee Boards of the Baltimore Polytechnic Institute Foundation, Capitol College, and Lincoln University. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Arts degree in Economics.

    William S. Watson, 57, currently serves as the Managing Director of The Prism Partnership LLC, a consulting practice that provides strategic planning and implementation consulting with a specialty in the hospitality and travel industry. Mr. Watson also serves as Chairman and Executive Vice President of TLX, Inc., a provider of logistics solutions to the airline industry, based in Scottsdale, Arizona. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal 2001 and 2000, the Company compensated Louis M. Brown, Jr., Vice-Chairman of the Board, $209,231 and $255,000, respectively, for consulting services provided to the Company. Effective June 30, 1995, and amended February 1, 1999, and April 26, 2001, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2005, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         Page
                                                                                          No.
                                                                                         ----
(a)   The following documents are filed as a part of this report:

 1.   Financial Statements:
      Report of Independent Accountants                                                   28
      Consolidated balance sheets as of June 30, 2001 and 2000                            29
      Consolidated statements of operations for the years ended June 30, 2001, 2000
          and 1999                                                                        30
      Consolidated statements of shareholders' equity for the years ended June 30,
          2001, 2000 and 1999                                                             31
      Consolidated statements of cash flows for the years ended June 30, 2001, 2000
          and 1999                                                                     32-33
      Notes to consolidated financial statements                                          34

 2.   Financial Statement Schedules:
          Schedule II, Valuation and qualifying accounts and reserves                     51
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

    10g. Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

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

    10j. Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

    10k. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

    10l. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to
                 Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

    10m. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

    10n. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to
                 Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June
                 30, 1997 (see 10l above)

    10o. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10m above).

      21.        Subsidiaries of the Company.

      23.        Consent of Independent Accountants.

(b)   Reports on form 8-K:

    No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 2001.

    The annual report will be mailed to shareholders prior to the annual meeting scheduled for November 19, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

McLean, Virginia
August 28, 2001

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          as of June 30, 2001 and 2000
                      (in thousands, except per share data)


                                                                      2001      2000
                                                                    --------  ---------
        ASSETS
        Current assets:
             Cash and cash equivalents                               $26,456   $26,211
             Accounts receivable, net of allowance for
               doubtful accounts of $7,508 in 2001 and $7,791
               in 2000                                                84,779    98,917
             Inventories                                              28,547    34,292
             Deferred income taxes                                     6,955    15,575
             Prepaid expenses and other current assets                11,032    16,098
                                                                      ------    ------
                  Total current assets                               157,769   191,093

        Property, plant and equipment, net                            23,553    24,332
        Deferred income taxes, non-current                            23,573     9,840
        Goodwill and intangible assets, net of
          accumulated amortization of $18,483 in 2001 and
          $12,963 in 2000                                             35,182    26,750
        Purchased and internally developed software
          costs, net of accumulated amortization of $12,699
          in 2001 and $11,191 in 2000                                 31,529    24,604
        Other assets                                                   2,850     2,358
                                                                       -----     -----
        Total assets                                                $274,456  $278,977
                                                                    ========  ========


        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
             Bank lines of credit                                     $4,659       $522
             Current portion of long-term debt                         2,317        397
             Current portion of capital lease obligations                131         63
             Accounts payable                                         21,980     21,145
             Accrued expenses and other current
               liabilities                                            35,417     39,809
             Income taxes payable                                      5,200     15,021
             Deferred income taxes                                       547        475
             Deferred service revenue                                 26,874     20,126
                                                                      ------     ------
                  Total current liabilities                           97,125     97,558

        Long-term debt, net of current portion                           979      3,729
        Capital lease obligations, net of current portion                252        330
        Deferred income taxes, non-current                            14,213     11,138
        Other non-current liabilities                                    936          5
        Commitments and contingencies
        Minority interests                                             2,103      2,596

        Shareholders' equity:
             Common stock, $0.025 par; authorized 50,000
               shares; issued and outstanding 17,475 in
               2001 and 17,336 shares in 2000                            437        433
             Capital in excess of par                                 56,515     54,225
             Retained earnings                                       118,360    119,064
             Accumulated other comprehensive income                 (16,464)   (10,101)
                                                                    --------   --------
                  Total shareholders' equity                         158,848    163,621
                                                                     -------    -------

        Total liabilities and shareholders' equity                  $274,456   $278,977
                                                                    ========   ========



        The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 2001, 2000 and 1999
                      (in thousands, except per share data)

                                                            2001      2000      1999
                                                          --------  --------- --------
       Revenue:
            Hardware and software                         $170,521  $216,273  $216,569
            Service                                        154,873   143,378   118,525
                                                           -------   -------   -------
                   Total revenue                           325,394   359,651   335,094
                                                           -------   -------   -------

       Costs and expenses:
         Cost of sales
            Hardware and software                           83,262   113,463   113,761
            Service                                         78,104    71,636    57,158
                                                            ------    ------    ------
                         Total cost of sales               161,366   185,099   170,919

            Selling, general and administrative
              expenses                                     126,013   116,259    90,845
            Research and development expenses               19,697    17,583    14,406
            Office closure costs                                --        --       427
            Depreciation and amortization                   14,319    11,240     9,852
                                                            ------    ------     -----
                         Total costs and expenses          321,395   330,181   286,449
                                                           -------   -------   -------

       Income from operations                                3,999    29,470    48,645

       Non-operating (expense) income:
           Interest income                                   1,011       969       531
           Interest expense                                  (966)     (690)   (2,545)
           Other expense, net                              (3,810)   (1,111)       690
                                                           -------   -------       ---

       Income before taxes, minority interests
         and equity in net earnings of affiliates              234    28,638    47,321

       Income tax expense                                      683    11,527    19,307
                                                               ---    ------    ------

       (Loss) income before minority interests
         and equity in net earnings of affiliates            (449)    17,111    28,014

       Minority interests and equity in net
         earnings of affiliates                              (255)     (907)     (720)
                                                             -----     -----     -----

       Net (loss) income                                    ($704)   $16,204   $27,294
                                                            ======   =======   =======

       Net (loss) income per common share:
          Basic                                            $(0.04)    $ 0.96    $ 1.69
                                                           =======    ======    ======
          Diluted                                          $(0.04)    $ 0.91    $ 1.60
                                                           =======    ======    ======

       Weighted-average number of shares outstanding:
          Basic                                             17,377    16,796    16,140
                                                            ======    ======    ======
          Diluted                                           17,377    17,892    17,034
                                                            ======    ======    ======




         The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 2001, 2000 and 1999
                                (in thousands)


                                                                       Accumulated
                                  Common Stock     Capital               Other
                                 ---------------  in Excess Retained  Comprehensive
                                  Shares  Amount   of Par   Earnings     Income       Total
                                 -------- ------  --------- --------  -------------  -------
Balance, June 30, 1998            16,101   $403    $20,097   $75,566     $(4,333)    $91,733

Comprehensive income
  Net income                          --     --         --    27,294           --     27,294
  Foreign currency translation
    adjustments                       --     --         --        --      (1,957)    (1,957)
                                                                                     -------
Total comprehensive income                                                            25,337
Stock issued upon exercise of
  options                            106      2      1,758        --           --      1,760
Income tax benefit from stock
  options Exercised                   --     --        443        --           --        443
                                      --     --        ---        --           --        ---
Balance, June 30, 1999            16,207    405     22,298   102,860      (6,290)    119,273

Comprehensive income
  Net income                          --     --         --    16,204           --     16,204
  Foreign currency translation
    adjustments                       --     --         --        --      (3,811)    (3,811)
                                                                                     -------
Total comprehensive income                                                            12,393
Stock issued upon exercise of
  options                          1,104     27     18,726        --           --     18,753
Stock issued for business
  acquisition                         25      1        997        --           --        998
Income tax benefit from stock
  options exercised                   --     --     12,204        --           --     12,204
                                      --     --     ------        --           --     ------
Balance, June 30, 2000            17,336    433     54,225   119,064     (10,101)    163,621

Comprehensive loss
  Net loss                            --     --         --     (704)           --      (704)
  Foreign currency translation
    adjustments                       --     --         --        --      (6,363)    (6,363)
                                                                                     -------
Total comprehensive (loss)                                                           (7,067)
Stock issued upon exercise of
  options                             94      3      1,320        --           --      1,323
Stock issued to third party           45      1        799        --           --        800
Income tax benefit from stock
  options exercised                   --     --        171        --           --        171
                                      --     --        ---        --           --        ---
Balance, June 30, 2001            17,475   $437    $56,515  $118,360    $(16,464)   $158,848
                                  ======   ====    =======  ========    =========   ========


        The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended June 30, 2001, 2000 and 1999
                                (in thousands)

                                                                          2001      2000      1999
                                                                          ----      ----      ----
        Cash flows from operating activities:
             Net (loss) income                                            $(704)    $16,204  $27,294
                                                                          ------    -------  -------
             Adjustments to reconcile net (loss) income to net cash
               provided by operating activities:
                  Depreciation and amortization                           14,319     11,240    9,852
                  Amortization of capitalized software                     1,766      3,025    2,150
                  Provision for losses on accounts receivable              4,198      5,646    2,577
                  Provision for inventory obsolescence                       614      1,816    2,870
                  Undistributed earnings from equity investment and
                    minority interests                                       255        907      720
                  Provision for deferred income taxes                    (9,828)      (913)    1,662
                  Gain on sale of assets and investment, net                  --         --    (137)
                  Loss on other than temporary decline in investments      1,200         --      --
                  Income tax benefit from stock options exercised            171     12,204      443
                  Changes in assets and liabilities:
                      Decrease (increase) in accounts receivable          10,503    (3,683) (20,441)
                      Decrease (increase) in inventories                   7,042      (468)  (4,036)
                      Decrease (increase) in prepaid expenses and
                        other assets                                       3,745    (4,285)  (3,574)
                      (Decrease) increase in accounts payable              (247)    (6,547)    9,648
                      (Decrease) increase in accrued expenses and
                        other current liabilities                        (8,142)      (634)    9,646
                      (Decrease) increase in income taxes payable        (2,861)   (11,011)    4,955
                      Increase (decrease) in deferred service
                        revenue                                            4,602      (199)    4,407
                                                                           -----      -----    -----

                  Net cash provided by operating activities               26,633     23,302   48,036
                                                                          ------     ------   ------

        Cash flows from investing activities:
             Purchases of property, plant and equipment                  (8,056)   (13,640)  (6,204)
             Proceeds from dispositions of property, plant and
               equipment                                                      59        164    3,289
             Internally developed software                               (8,866)    (8,177)  (7,949)
             Purchase of third party software                                 --         --    (880)
             Dividends to minority owners                                     --      (135)    (101)
             Proceeds from sale of affiliates                                 54         --       --
             Purchase of net district assets                                  --    (1,372)       --
             Purchase of equity interest in investee                       (429)    (2,000)       --
             Net cash paid for acquisitions, minority interests
               and contingent earn-out payments                         (13,938)   (11,541)  (1,675)
                                                                        --------   --------  -------
                  Net cash used in investing activities                 (31,176)   (36,701) (13,520)
                                                                        --------   -------- --------

        Cash flows from financing activities:
             Principal payments on line of credit                       (12,652)   (14,108) (30,893)
             Proceeds from line of credit                                 17,037     14,113    3,898
             Principal payments on long-term debt                          (418)    (2,874)  (2,854)
             Proceeds from issuance of long-term debt                         --      1,206    2,995
             Principal payments on capital lease obligations               (450)      (142)    (193)
             Proceeds from issuance of stock                               1,322     18,753    1,760
                                                                           -----     ------    -----
                  Net cash provided by (used in) financing
                    activities                                             4,839     16,948 (25,287)
                                                                           -----     ------ --------

        Effect of exchange rate changes on cash                            $(51)     $(144)    $(15)
                                                                           -----     ------    -----

        Net increase in cash and cash equivalents                            245      3,405    9,214
        Cash and cash equivalents at beginning of year                    26,211     22,806   13,592
                                                                          ------     ------   ------
        Cash and cash equivalents at end of year                         $26,456    $26,211  $22,806
                                                                         =======    =======  =======

        Supplemental disclosures of cash flow information:
             Cash paid during the year for:
                  Interest                                                $1,132       $593   $2,377
                                                                          ======       ====   ======
                  Income taxes                                           $14,034    $12,798   $9,159
                                                                         =======    =======   ======



         The accompanying notes are an integral part of the consolidated financial statements.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               for the years ended June 30, 2001, 2000 and 1999
                    (in thousands, except per share data)


Supplemental schedule of noncash financing and investing activities (in thousands):

       In February 2001, the Company purchased the outstanding stock of the minority shareholder in hotelBANK, Inc. for total consideration in the amount of $800. Simultaneous with the purchase of the stock in hotelBANK, Inc., the Company sold to the minority shareholder, 44,216 shares (in whole shares) of restricted MICROS common stock, for total consideration in the amount of $800.

       In June 2000, the Company acquired all of the stock of Frontier Business Technologies, Inc. ("FBTI"), Frontier infoSystems of North America, Inc. ("FIS") and Frontier Business Technologies of Canada, Inc. ("FBTC"). All three companies were owned by the same shareholder. The purchase price for all three companies combined was $1,925, which was accrued in June 2000 and paid in July 2000 (See Note 2 of Notes to Consolidated Financial Statements). Additionally, the selling shareholder may earn five earn-out payments over a 60-month period. The payment, if any, and the amount shall be determined by an earn-out formula, based on FBTI, FIS and FBTC revenues. The pro forma effects of this acquisition are immaterial and are not presented.

       In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. Additional payments of $450 and $2,000 were paid in January 2000 and May 2001, respectively, for the purchase of OPUS. Goodwill related to this acquisition was $8,230 at June 30, 2001, and is being amortized over seven years. In addition, the former shareholders have the right to earn:
       (i) three earn-out payments based on OPUS revenues for the three periods ending 9 months, 21 months (for which no earn-out payment was due or paid as of June 30, 2000 and 2001, respectively) and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software, which was paid in May 2001. The pro forma effects of this acquisition are immaterial and are not presented.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.      Description of business and summary of significant accounting policies:

        Description of business

        MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality industry. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, transportation foodservice, and cruise ships. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

        Basis of preparation

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Inherent in this process are estimates and assumptions made by management that affect the amounts reported in the Company's financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from estimates.

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

        Foreign currency translation

        The financial statements of MICROS's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average month-end exchange rates for the fiscal year. The cumulative translation effects are reflected in shareholders' equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

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

        Depreciation expense for fiscal 2001, 2000 and 1999, was $8,053, $6,669 and $6,458, respectively.

        Warranties

        A majority of the Company's products are under warranty for defects in material and workmanship for a one-year period. The Company establishes an accrual for estimated warranty costs at the time of sale.

        Capitalized software development costs

        Software development costs, for software products to be licensed to others, incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization expense for fiscal 2001, 2000 and 1999, was $1,766, $3,025 and $2,150, respectively.

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

        Advertising costs

        Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2001, 2000 and 1999, were $3,474, $2,660 and $1,948, respectively.

        Income taxes

        Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

        Net (loss) income per share

        Basic net (loss) income per common share is computed by dividing net
        (loss) income by the weighted-average number of shares outstanding. Diluted net (loss) income per share includes the dilutive effect of stock options.

        A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                                      2001   2000      1999
                                                                      ---- --------  --------
        Average common shares outstanding                           17,377   16,796    16,140
        Dilutive effect of outstanding stock options                    --    1,096       894
                                                                        --    -----       ---
        Average common shares outstanding assuming dilution         17,377   17,892    17,034
                                                                    ======   ======    ======

        As of June 30, 2001, 2,570 stock options were excluded in the above reconciliation, as these options were anti-dilutive. In fiscal year 2000 and 1999, 414, and 0 stock options were excluded, respectively.

        Stock-based compensation

        Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net (loss) income and net (loss) income per share impacts are provided as if the fair value method had been applied.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1. Description of business and summary of significant accounting policies, continued:

        Fair value of financial instruments

        The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at June 30, 2001 approximate their respective fair values.

        New accounting standards

        In June 2001, the Financial Accounting Standards Board voted to adopt FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 eliminates the pooling of interest method of accounting for business combinations. The statement also includes certain transition provisions for intangible assets acquired in a business combination completed prior to July 1, 2001. The provisions of the final statement will apply to all business combinations initiated after June 30, 2001.

        FAS 142 will apply to all acquired intangible assets whether acquired singly, in a group, or in a business combination. Under the new statement, goodwill will no longer be amortized but will be evaluated for impairment annually. Goodwill will not be tested for impairment in accordance with FAS 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of" but will be tested using an approach prescribed in the statement. The provisions of the final statement will be applied to fiscal years beginning after December 15, 2001. The Company is currently reviewing the provisions of the Statement.

        In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option". EITF 00-15 states that the income tax benefit realized by the company upon employee exercise should be classified in the operating section of the statement of cash flows. The Company has adopted EITF 00-15 as of June 2000. All comparative financial statements have been restated to reflect the change in classification within the Statements of Cash Flows from financing activities to operating activities.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        Reclassifications

        Certain balances have been reclassified to conform to fiscal 2001 presentation.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

2.      Acquisitions:

        In fiscal 2001 and 2000 the Company acquired the stock of nine companies. The Company also purchased assets and equity interests during fiscal 2001 and 2000. The most significant acquisitions are described below:

        Indatec

        In January 2001, the Company acquired the stock of Indatec GmbH and Co. KG ("Indatec"). Based in Bernau am Chiemsee, Germany, Indatec is one of Germany's top developers of point-of-sale solutions for the independent restaurant industry. Indatec's products include a range of point-of-sale terminals, peripherals and associated software for independent restaurants and other catering facilities. The purchase price of DM 10,706 (approximately $5,100 at the exchange rate as of the date of acquisition) was paid in February 2001. Goodwill related to this acquisition was DM 11,866 (approximately $5,158 at the exchange rate at June 30, 2001) at June 30, 2001, and is being amortized over seven years. The pro forma effects of this acquisition are immaterial and are not presented.

        Hospitality Solutions International

        In October 2000, the Company purchased the assets of the hospitality division of Hospitality Solutions International, Inc. ("HSI"). Based in Scottsdale, Arizona, HSI's hospitality division is a top developer of technology solutions for the hospitality industry. HSI's products include the point-of-service and enterprise systems for restaurants, as well as hotel management software. The purchase price for the assets of $3,900 was paid in November 2000. As part of the acquisition, certain liabilities of HSI were assumed. Goodwill related to this acquisition was $6,356 at June 30, 2001 and is being amortized over ten years. The pro forma effects of this acquisition are immaterial and are not presented.

        Frontier Business Technologies, Inc., Frontier infoSystems of North America, Inc. and Frontier Business Technologies of Canada, Inc.

        In June 2000, the Company acquired all of the stock of Frontier Business Technologies, Inc. ("FBTI"), Frontier infoSystems of North America, Inc. ("FIS") and Frontier Business Technologies of Canada, Inc. ("FBTC"). All three companies were owned by the same shareholder. The purchase price for all three companies combined was $1,925, which was accrued in June 2000 and paid in July 2000. The goodwill related to this acquisition was $2,363 as of June 30, 2001, and is being amortized over seven years. Additionally, the selling shareholder may earn five earn-out payments over a 60-month period. The payments, if any, and the amount shall be determined by an earn-out formula, based on FBTI, FIS and FBTC revenues.

        Stanley Hayman and Company, Inc. and Micros of South Florida, Inc.

        In December 1999, the Company acquired all of the stock of Stanley Hayman and Company, Inc. ("Hayman") and Micros of South Florida, Inc. ("MSF"). Hayman and MSF are affiliate companies with substantially similar shareholders. The purchase price for both companies was $5,000, which was paid in January 2000. Additional payments of $252, $248 and $196 were made in July 2000, December 2000, and April 2001, respectively. The goodwill related to this acquisition was $4,761 as of June 30, 2001, and is being amortized over seven years. Additionally, and in consideration for the release of any claims or rights to the six additional earn-out payments that could have been earned over a 60-month period, the Company made a final payment to the former shareholders in the amount of $3,433 in September 2001. The pro forma effects of this acquisition are immaterial and are not presented.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

2.      Acquisitions, continued:

        OPUS 2 Revenue Technologies, Inc.

        In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. Additional payments of $450 and $2,000 were paid in January 2000 and May 2001, respectively, for the purchase of OPUS. Goodwill related to this acquisition was $8,230 at June 30, 2001, and is being amortized over seven years. In addition, the former shareholders have the right to earn: (i) three earn-out payments based on OPUS revenues, for the three periods ending 9 months, 21 months (for which no earn-out payment was due or paid as of June 30, 2000 and 2001, respectively) and 33 months after the closing of the transaction; and (ii) a performance payment based on the completion of the development of certain new software, which was paid in May 2001. The pro forma effects of this acquisition are immaterial and are not presented herein.

        Retail Business Systems, Inc.

        In September 1998, the Company acquired all of the stock of Retail Business Systems, Inc. ("RBS") by exercising its right under a Call Option Agreement entered into on July 24, 1998. The consideration paid for this right of $750 was applied to the purchase price under the purchase agreement. The purchase price for RBS outlined in the purchase agreement, including exclusivity and earn-out payments, could range from $750 to $8,000. As of June 30, 2001, $1,750 has been paid under the purchase agreement. Goodwill related to this acquisition is $1,745 at June 30, 2001, and is being amortized over five years. The pro forma effects of this acquisition are immaterial and are not presented herein.

        Minority interest

        During fiscal 2001, the Company increased its interest in Fidelio India Private Ltd. from 50% to 100% at no additional cost to the Company.

3.      Inventories:

        The components of inventories are as follows:

                                    2001       2000
                                    ----       ----
        Raw materials             $3,736     $4,573
        Work-in-process              445        576
        Finished goods            24,366     29,143
                                  ------     ------
                                 $28,547    $34,292
                                  ======     ======

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

4.      Property, plant and equipment:

        The components of property, plant and equipment are as follows:

                                                               2001      2000
                                                               ----      ----
             Buildings and leasehold improvements            $2,997    $2,462
             Machinery and equipment                          6,396     7,293
             Furniture and fixtures                          12,632    10,706
             Computer hardware and software                  36,895    33,671
                                                             ------    ------
                                                             58,920    54,132

             Accumulated depreciation and amortization     (35,367)  (29,800)
                                                           --------  --------
             Net property, plant and equipment              $23,553   $24,332
                                                            =======   =======

5.      Line of credit:

        The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2001. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the line of credit will be calculated as follows: (i) in the event the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus an additional prime rate percentage, or the LIBOR rate plus an additional LIBOR rate percentage per annum; or (ii) in the event the advance is made in a currency other than the U.S. dollar, the LIBOR rate for the applicable denominated currency selected, plus an additional LIBOR rate percentage per annum. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate option. Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts. As of June 30, 2001, there is a balance outstanding of US $3.0 million, SEK 3.5 million (approximately $0.3 million at the June 30, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the June 30, 2001 exchange rate) under this line of credit. There is approximately $1.2 million in outstanding letters of credit as well as outstanding exchange contracts. The agreement requires the Company to satisfy certain financial covenants. In addition, the agreement limits the assumption of additional indebtedness and restricts the Company's payment of dividends other than stock dividends.

        In addition, the Company also has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $6.5 million at the June 30, 2001 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company has a balance of DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate) in the form of balloon debt and has no line of credit borrowings (see Note 6 to Consolidated Financial Statements). As the Company has significant international operations, its DM-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

        Also, due to an acquisition in January 2001, the Company had a line of credit from several European banks in the amount of DM 1.6 million (approximately $0.7 million at the June 30, 2001 exchange rate).

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

5.      Line of credit, continued:

        However, the lines were cancelled when the debt was paid in full in April 2001.

        In summary, as of June 30, 2001, the Company has borrowed approximately $6.8 million, has $1.2 million outstanding in letters of credits, and has approximately $42.0 million available to borrow. There was a balance outstanding of US $3.0 million, SEK 3.5 million (approximately $0.3 million at the June 30, 2001 exchange rate) and ZAR 10.6 million (approximately $1.3 million at the June 30, 2001 exchange rate) outstanding under the lines of credit. The Company's DM-denominated borrowings under these credit facilities amounted to DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate). The amount available to borrow was also reduced by $1.5 million for exchange contracts per the amended financing agreement. The weighted average interest rates for all borrowings above during fiscal year 2001 was 6.98%.

        Certain MICROS foreign subsidiaries maintain additional lines of credit, none of which is considered material.

6.      Long-term debt:

        The components of long-term debt are as follows:

                                   June 30, 2001
                                   Interest Rates    Maturities       2001      2000
                                   --------------    ----------       ----      ----
            Balloon loan                      4.7%     Sep 2001     $2,174    $2,441

            Note payable                      2.0%     Apr 2010      1,091     1,206

            Term loans                          -     2002-2007          -        76

            Notes payable                     2.9%    2001-2003         31       403
                                                                       ---       ---
                                                                     3,296     4,126
            Less current portion                                     2,317       397
                                                                    ------       ---
                                                                      $979    $3,729
                                                                      ====    ======

        On September 1, 1998, the Company acquired an additional balloon loan in the amount of DM 5,000 (approximately $2,174 at the June 30, 2001 exchange rate) from Commerzbank. Under the loan, payments of interest at a fixed rate of 4.7% are due at the beginning of each quarter, beginning September 1998, for the next 12 quarters. The full amount of the principal is due September 28, 2001. The Company used the full proceeds to reduce its DM-denominated borrowings under the Bank of America line of credit.

        On May 1, 2000, the Company signed a promissory note with the Maryland Department of Business and Economic Development. The note proceeds were used to purchase furniture for the new corporate office in Columbia, Maryland. The loan is for ten years and matures on April 30, 2010. Under the loan, payments of interest at a fixed rate of 2.0% and principal are due each quarter. As of June 30, 2001, the outstanding loan balance is $1.1 million.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


6.      Long-term debt, continued:

        On June 30, 2000, the Company purchased Frontier Business Technologies, Inc. Due to the acquisition the Company acquired three term loans. The loans had interest rates of 9.16%, 10.5% and 10.5%. The loans had maturity dates of December 2002, January 2007 and March 2007. Payments of principal and interest were made monthly. The loans were paid in full in September 2000.

        The notes payable relate to obligations incurred by the Company in connection with various strategic acquisitions. They also relate to notes that were acquired with the acquisition of Frontier Business Technologies, Inc. and Frontier Business Technologies of Canada, Inc. on June 30, 2000. As of June 2001, the notes carry an interest rate of 2.9%. Payments of principal and interest are made monthly through April 2003.

        Annual maturities of all long-term debt are as follows:

                 Year ended June 30,
                 2002                      $2,317
                 2003                         139
                 2004                         120
                 2005                         120
                 2006 and thereafter          600
                                       ----------
                                           $3,296
                                       ==========



7.      Accrued expenses and other current liabilities:

        The components of accrued expenses and other current liabilities are as follows:

                                                        2001         2000
                                                        ----         ----
        Compensation and related taxes               $11,405      $10,379
        Commissions                                    2,450        4,240
        Volume rebates and credits due customers       2,140        3,391
        Deposits received from customers               7,691        9,864
        VAT and sales taxes                            2,236        2,248
        Payments due for acquisitions                    279        2,025
        Accrued payables and other                     9,216        7,662
                                                       -----        -----
                                                      35,417      $39,809
                                                      ======      =======


8.      Commitments and contingencies:

        Leases

        The Company and its subsidiaries lease office space and equipment under operating leases expiring at various dates through 2015. Rent expense under these leases for fiscal 2001, 2000 and 1999 was $13,283, $8,433 and $5,329, respectively.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

8.      Commitments and contingencies, continued:

        Future minimum lease commitments at June 30, 2001 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:


                                                      Operating    Capital
        Year ending June 30,                           Leases      Leases
        --------------------                           --------    -------
        2002                                             $9,944       $131
        2003                                              8,296         96
        2004                                              6,896         55
        2005                                              5,150         33
        2006                                              4,055         26
        2007 and thereafter                              13,864         42
                                                         ------         --
                                                        $48,205        383
                                                        =======
        Current portion                                                131
                                                                       ---

        Long-term obligation under capital lease                      $252
                                                                      ====

        The Company's worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the "Orix Agreement"), MICROS leases the entire five story structure (and currently sub-leases one of the five floors), consisting of approximately 248 thousand square feet, from Orix Columbia, Inc., a wholly-owned subsidiary of Orix USA Corporation. Included in the above table, this lease commitment is expected to be approximately $31,000 over the remaining life of the lease. The Orix Agreement provides MICROS with the right to demand the construction of a new building adjacent to the new corporate headquarters building, thereby providing MICROS with expansion space, if subsequently required. MICROS has not exercised that option as of the date hereof.

        Effective August 1, 2001, MICROS leased approximately 76 thousand square foot facility in Hanover, Maryland as a replacement to its former warehouse/staging facility in Beltsville, Maryland. The Company conducts light assembly, manufacturing, repair and configuration in this facility. The lease expires in July 2009. However, there is a termination right in July 2006.

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

9.      Stock options:

        The Company has incentive and non-qualified stock options outstanding that were granted to a director, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All options expire either five or ten years from the date of grant. As of June 30, 2001, the Company has 275 authorized options available to grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

9.      Stock options, continued:

        The following table summarizes the status of, and changes in, the Company's stock option plans during the past three years:


                                             Stock    Weighted-average     Options    Weighted-average
                                            Options    Exercise Price    Exercisable   Exercise Price
                                           ---------   --------------    -----------  ----------------
        Balance, June 30, 1998                 2,604        17.92             803         $15.22

             Options granted                   1,010        26.49
             Options canceled                   (64)        22.24
             Options exercised                 (105)        16.59
                                               -----

        Balance, June 30, 1999                 3,445        20.40           1,525         $16.92

             Options granted                     918        46.87
             Options canceled                  (367)        27.28
             Options exercised               (1,111)        17.21
                                             -------

        Balance, June 30, 2000                 2,885       $29.17           1,407         $19.75

             Options granted                   1,060        19.10
             Options canceled                  (301)        33.24
             Options exercised                  (94)        14.05
                                                ----

        Balance, June 30, 2001                 3,550       $26.24           1,906         $25.25
                                               -----

        Additional information regarding stock options outstanding at June 30, 2001 is as follows:

                                              Options Outstanding            Options Exercisable
                                      ----------------------------------    -------------------
                                                           Weighted
                                                            Average
                                               Weighted    Remaining                  Weighted
                                                Average   Contractual                 Average
        Range of Exercise Prices      Shares     Price   Life (in years)    Shares     Price
        ------------------------      ------     -----   ---------------    ------   ---------
        $11.81250 to $16.87500            711    $14.99          6.19          525      $14.64
        $17.18750 to $20.84375            935     19.78          8.50          116       20.28
        $21.22500 to $26.81250          1,152     24.85          7.01          959       24.64
        $27.81250 to $48.87500            717     46.68          8.37          294       47.01
        $52.68750 to $56.34375             35     55.10          8.63           12       55.10
                                           --                                   --

        $11.81250 to $56.34375          3,550     26.24          7.53        1,906       25.25
                                        =====                                =====


        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to fiscal 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 2001, 2000 and 1999 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2001       2000       1999
                                   --------   --------   --------
        Risk-free interest rate        5.6%       6.1%       4.8%
        Expected life             5.2 years  5.8 years  7.0 years
        Expected volatility             55%        52%        47%
        Expected dividend yield          0%         0%         0%

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

9.      Stock options, continued:

        Had fiscal 2001, 2000 and 1999 compensation cost been determined including the weighted-average estimate of the fair value of each option granted of $10.35, $26.14 and $14.71 in fiscal 2001, 2000 and 1999, respectively, the Company's net income would be reduced to pro forma amounts as follows:

                                        Year ended June 30,
                                        -------------------
                                     2001       2000      1999
                                   --------  ---------- --------
        Net (loss) income
          As reported                 $(704)    $16,204  $27,294
          Pro forma                 $(9,616)     $6,803  $19,666

        Basic net (loss) income per share
          As reported                $(0.04)      $0.96    $1.69
          Pro forma                  $(0.55)      $0.41    $1.22

        Diluted net (loss) income per
        share
          As reported                $(0.04)      $0.91    $1.60
          Pro forma                  $(0.55)      $0.38    $1.15


10.     Income taxes:

        Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

                            2001        2000       1999
                          ---------   --------   ---------
          United States   $(19,382)     $(761)     $18,083
          Non-U.S.           19,616     29,399      29,238
                           --------     ------      ------
                               $234    $28,638     $47,321
                               ====    =======     =======

        The components of income tax expense are:

                            2001      2000         1999
                          --------   -------     --------
        Current:
          Federal                -    $(581)       $5,692
          State                364       370          584
          Foreign           10,147    12,651       11,369
                            ------    ------       ------
                            10,511    12,440       17,645
                            ------    ------       ------
        Deferred:
          Federal          (8,762)     (339)          461
          State                  -      (22)           87
          Foreign          (1,066)     (552)        1,114
                           -------     -----        -----
                           (9,828)     (913)        1,662
                           -------     -----        -----
                              $683   $11,527      $19,307
                              ====   =======      =======

        The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

10.     Income taxes, continued:

                                                                         2001       2000       1999
                                                                         ----       ----       ----
        At statutory rate                                               35.0%      35.0%      35.0%
             Increase (decrease) resulting from:
               U.S. federal surtax reduction                               --         --      (0.2)
               State taxes, net of federal tax benefit                (434.7)      (0.1)        1.0
               Research tax credits                                 (2,563.9)      (1.3)      (1.1)
               Foreign Sales Corporation tax benefit                       --         --      (1.6)
               Effect of tax rates in foreign jurisdictions             419.7        6.7        4.8
               Permanent differences                                  2,835.8      (0.3)        1.7
               Other                                                       --        0.3        1.2
                                                                           --        ---        ---
        Effective tax rate                                             291.9%      40.3%      40.8%
                                                                       ======      =====      =====


        Appropriate U.S. taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. The cumulative amount of unremitted earnings from international subsidiaries that is expected to be indefinitely reinvested is approximately $48,289 and $43,732 at June 30, 2001 and 2000 respectively.

        The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                                         2001           2000
                                                                       --------       --------
        Bad debt                                                         $1,802         $2,729
        Accruals not currently deductible for tax                         4,047          4,036
        Inventory                                                         1,328          1,297
        Net operating loss carryforwards                                 12,890         13,218
        Tax credit carryforward                                           6,170            187
        Purchased in-development software technology write-off            4,006          4,555
        Other                                                             1,599            879
                                                                          -----            ---
        Total deferred tax assets                                        31,842         26,901
                                                                         ------         ------

        Depreciation                                                      (657)          (333)
        Capitalized software development costs                         (13,276)       (10,828)
        Other                                                             (827)          (452)
                                                                          -----          -----
        Total deferred tax liabilities                                 (14,760)       (11,613)
                                                                       --------       --------

        Net operating loss carryforward valuation
        allowance                                                       (1,314)        (1,486)
                                                                        -------        -------

        Net deferred tax asset                                          $15,768        $13,802
                                                                        =======        =======

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2001 and 2000, the Company had potential tax benefits of $12,890 and $13,218, respectively, related to U.S. and foreign net operating loss carryforwards for income tax purposes.

        The tax losses and tax credit carryforwards (if not utilized against taxable income) expire beginning 2005 with many having an indefinite expiration. A valuation allowance of $1,314 and $1,486 has been provided at June 30, 2001 and 2000, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

11.     Other (expense) income, net:

        Other (expense) income is comprised of the following items:

                                                  2001             2000          1999
                                                 --------        --------      --------
        Foreign exchange (loss) gain, net        $(1,213)          $(691)        $1,047
        Gain on sale of investment                     --              --            --
        Gain on sale of land & building                --              --           137
        Loss on cost invesment                    (1,200)              --            --
        Other, net                                (1,397)           (420)         (494)

                                                 --------        --------      --------
        Total other (expense) income, net        $(3,810)        $(1,111)          $690
                                                 ========        ========          ====

12.     Related party transactions:

        During fiscal 2001 and 2000, the Company compensated Louis M. Brown, Jr., Vice-Chairman of the Board, $209 and $255, respectively, for consulting services provided to the Company. Effective June 30, 1995, and amended February 1, 1999, and April 26, 2001, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2005, pursuant to which Mr. Brown is to provide, on the average, 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus.

13.     Employee benefit plan:

        The Company sponsors an employee savings plan, which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees in the United States and allows employees to voluntarily defer a certain percentage of their income through contributions to the Plan. The Plan for corporate employees matches fifty percent of the first five percent of each participating employee's voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion. Due to the acquisitions in fiscal 2000 there remain two small additional 401(k) plans within the United States. The Company plans to consolidate the plans and combine them into the corporate plan within the next fiscal year. Company contributions made during the years ended June 30, 2001, 2000 and 1999 totaled $1,048, $850 and $725, respectively.

        The Company does not have any material obligations to past or present employees related to post employment benefits.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

14.     Segment reporting data:

        The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. MICROS is organized and operates in two segments: U.S. and International. The International segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", management views the U.S. and International segments separately in operating the business,although the products and services are similar for each segment.

        A summary of the Company's operating segments is as follows:

                                                                Year Ended June 30,
                                                     ---------------------------------------------
                                                          2001            2000            1999
                                                        ---------       ---------      ---------
        Revenues (1):
           United States                                 $185,618        $179,335       $170,294
           International                                  185,297         230,288        208,419
           Intersegment eliminations                     (45,521)        (49,972)       (43,619)
                                                         --------        --------       --------
             Total  revenues                             $325,394        $359,651       $335,094
                                                         ========        ========       ========
        Income before taxes, minority
          interests, equity in net
          earnings of
          affiliates (1):
           United States                                $(17,944)        $(3,561)        $13,648
           International                                   44,705          65,259         62,927
           Intersegment eliminations                     (26,527)        (33,060)       (29,254)
                                                         --------        --------       --------
             Total income before taxes
                minority interests, equity
                in net earnings of affiliates                $234         $28,638        $47,321
                                                             ====         =======        =======

        Identifiable assets (2):
           United States                                 $145,568        $158,552       $122,588
           International                                  128,888         120,425        109,542
           Intersegment eliminations                           --              --             --
                                                               --              --             --
             Total identifiable assets                   $274,456        $278,977       $232,130
                                                         ========        ========       ========

        Capital expenditures (2):
           United States                                   $4,955          $8,489         $4,357
           International                                    3,101           5,151          1,847
           Intersegment eliminations                           --              --             --
                                                               --              --             --
             Total capital expenditures                    $8,056         $13,640         $6,204
                                                           ======         =======         ======

        Depreciation and amortization (2):
           United States                                   $8,874          $6,535         $5,370
           International                                    5,445           4,705          4,482
           Intersegment eliminations                           --              --             --
                                                               --              --             --
             Total depreciation and amortization          $14,319         $11,240         $9,852
                                                          =======         =======         ======

(1)     Amounts based on the location of the customer.
(2)     Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

14.     Segment reporting data, continued:

        MICROS products are distributed in the U.S. and internationally, primarily in Europe, the Pacific Rim and Latin America, through subsidiaries, independent Dealers/Distributors and Company-owned sales and service offices. The Company's principal customers are lodging, food service-related businesses, and entertainment venues. No single customer accounts for 10% or more of the Company's consolidated revenues.

        Geographic revenue information for the three years ended June 2001 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Substantially all intangible assets do not have a physical or geographic location; therefore, intangible assets are not included below.

        Revenues from unaffiliated customers by geographic location are as follows:

                                                  2001            2000            1999
                                                ---------       ---------      ---------
        United States                            $174,555        $175,759       $169,222
        International                             150,839         183,892        165,872
                                                  -------         -------        -------
        Net revenue                              $325,394        $359,651       $335,094
                                                 ========        ========       ========


        Significant countries included above:
            Germany                               $53,114         $45,709        $50,559
            United Kingdom                         22,043          30,441         24,439
            Australia                              11,167          12,972          5,244
            France                                  4,322          11,151         11,640


        Long-lived assets by geographic location are as follows:

                                                   2001           2000            1999
                                                ---------       ---------      ---------
        United States                             $17,099         $16,468        $12,211
        International                               6,453           7,864          3,476
                                                    -----           -----          -----
        Total long-lived assets                   $23,552         $24,332        $15,687
                                                  =======         =======        =======

        Significant countries included above:
            Sweden                                 $1,852          $2,229           $174
            Germany                                 1,136           1,356            866
            United Kingdom                            486             616            338
            France                                    148             175             93


                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

15.     Quarterly financial information (unaudited):

        Quarterly financial information for fiscal 2001 and 2000 is presented in the following tables:


                                          First     Second      Third     Fourth
2001                                     Quarter   Quarter     Quarter    Quarter
----                                     -------   -------     -------    -------
Revenue                                   $74,009    $80,097     $81,134   $90,154
                                          =======    =======     =======   =======

Gross margin                              $35,865    $40,335     $40,993   $46,835
                                          =======    =======     =======   =======

Income (loss) from operations            ($1,510)        $61        $272    $5,176
                                         ========        ===        ====    ======

Net income (loss)                          ($919)     ($964)         $69    $1,110
                                           ======     ======         ===    ======

Basic net income (loss) per common
  share                                   ($0.05)    ($0.06)       $0.00     $0.06
                                          =======    =======       =====     =====

Diluted net income (loss) per common
  share                                   ($0.05)    ($0.06)       $0.00     $0.06
                                          =======    =======       =====     =====

Stock Prices (in dollars)
-------------------------
High                                        26.00      23.50       21.94     24.68
Low                                         14.69      14.88       16.31     16.81


================================================================================

                                          First     Second      Third     Fourth
2000                                     Quarter   Quarter     Quarter    Quarter
----                                     -------   -------     -------    -------
Revenue                                   $87,427   $102,749     $91,953   $77,522
                                          =======   ========     =======   =======

Gross margin                              $41,308    $49,504     $51,962   $31,778
                                          =======    =======     =======   =======

Income (loss) from operations             $10,009    $14,749     $16,979 $(12,267)
                                          =======    =======     ======= =========

Net income (loss)                          $5,138     $8,570     $10,224  $(7,728)
                                           ======     ======     =======  ========

Basic net income (loss) per common
  share                                     $0.32      $0.52       $0.60   $(0.45)
                                            =====      =====       =====   =======

Diluted net income (loss) per common
  share                                     $0.30      $0.48       $0.56   $(0.45)
                                            =====      =====       =====   =======

Stock Prices (in dollars)
-------------------------
High                                        40.50      76.25       67.75     56.19
Low                                         32.50      38.88       51.09     15.75


================================================================================


The Company has never paid a cash dividend. Its current policy is to retain earnings and use funds for the operation and expansion of its business. In addition, certain indebtedness restricts the amount of cash dividends which may be payable.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         for the years ended June 30, 2001, 2000 and 1999 (in thousands)


                             Balance at     Charged                                  Balance
                             beginning        to                                     at end
        Description          of period     expenses    Deductions      Other (1)    of period
--------------------------  ------------  ----------  -----------      ---------    ---------
 Year ended June 30, 2001:
   Allowance for doubtful
     accounts                   $7,791        $4,198      $4,010         $(471)       $7,508
   Reserve for inventory
     obsolescence                3,799           614         530 (2)        353        4,236
                                 -----           ---         ---            ---        -----
                               $11,590        $4,812      $4,540         $(118)      $11,744
                               =======        ======      ======         ======      =======

 Year ended June 30, 2000:
   Allowance for doubtful
     accounts                   $3,618        $5,646      $1,260         $(213)       $7,791
   Reserve for inventory
     obsolescence                4,289         1,816       2,301 (2)        (5)        3,799
                                 -----         -----       -----            ---        -----
                                $7,907        $7,462      $3,561         $(218)      $11,590
                                ======        ======      ======         ======      =======

 Year ended June 30, 1999:
   Allowance for doubtful
     accounts                   $2,298        $2,577        $633         $(624)       $3,618
   Reserve for inventory
     obsolescence                2,099         2,870         834 (2)        154        4,289
                                 -----         -----         ---            ---        -----
                                $4,397        $5,447      $1,467         $(470)       $7,907
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

                                               MICROS SYSTEMS, INC.

Date:            9-28-01                   By: /s/ GARY C. KAUFMAN
                 -------                   -----------------------
                                               Gary C. Kaufman
                                               Executive Vice President,
                                               Finance and
                                               Administration/Chief Financial
                                               Officer


Date:            9-28-01                   By: /s/ CYNTHIA A. RUSSO
                 -------                   ------------------------
                                               Cynthia A. Russo
                                               Vice President and Corporate
                                               Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

       Name                                Title
-----------------------     ----------------------------
/s/ A. L. GIANNOPOULOS         Chairman, President and           9-28-01
------------------------       Chief Executive Officer           -------
A. L. Giannopoulos


/s/ GARY C. KAUFMAN            Executive Vice President          9-28-01
------------------------      Finance and Administration         -------
Gary C. Kaufman                 Chief Financial Officer

/s/ LOUIS M. BROWN, JR.              Director and                9-28-01
------------------------      Vice Chairman of the Board         -------
Louis M. Brown, Jr.

/s/ F. SUZANNE JENNICHES               Director                  9-28-01
------------------------                                         -------
F. Suzanne Jenniches

/s/ JOHN G. PUENTE                     Director                  9-28-01
----------------------                                           -------
John G. Puente

/s/ DWIGHT S. TAYLOR                   Director                  9-28-01
------------------------                                         -------
Dwight S. Taylor

/s/ WILLIAM S. WATSON                  Director                  9-28-01
------------------------                                         -------
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

      10g. Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

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

      10j. Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

      10k. MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

      10l. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to
                 Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June
                 30, 1997.

      10m. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

      10n. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to
                 Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10l above)

      10o. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10m above).

      21.        Subsidiaries of the Company.

      23.        Consent of Independent Accountants.