Form 10-Q
period 2001-09-30
MICROS SYSTEMS INC
filed 2001-11-14
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2001
                          Commission file number 0-9993


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


        Registrant's telephone number, including area code: 443-285-6000
                                                           --------------


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


As of September 30, 2001, there were 17,500,443 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001


                         Part I - Financial Information


Item 1. Financial Statements

                                     General

    The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as "MICROS" or the "Company"). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                    September 30,  June 30,
                                                                        2001         2001
                                                                    -------------  --------
        ASSETS
        Current assets:
             Cash and cash equivalents                                 $ 29,732   $ 26,456
             Accounts receivable, net of allowance for
             doubtful accounts of $8,063 at September 30,
             2001 and $7,508 at June 30, 2001                            91,810     84,779
             Inventories                                                 28,042     28,547
             Deferred income taxes                                        6,960      6,955
             Prepaid expenses and other current assets                   12,262     11,032
                                                                       --------   --------
                  Total current assets                                  168,806    157,769

        Property, plant and equipment, net of accumulated
             depreciation and amortization of $37,054 at
             September 30, 2001 and $35,366 at June 30, 2001             23,220     23,553
        Deferred income taxes, non-current                               23,823     23,573
        Goodwill and intangible assets, net of accumulated
             amortization of $20,747 at September 30, 2001 and
             $18,483 at June 30, 2001                                    37,428     35,182
        Purchased and internally developed software costs, net
             of accumulated amortization of $14,003 at
             September 30, 2001 and $12,699 at June 30, 2001             31,728     31,529
        Other assets                                                      3,089      2,850
                                                                       --------   --------

        Total assets                                                   $288,094   $274,456
                                                                       ========   ========


        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
             Bank lines of credit                                       $11,688     $4,659
             Current portion of long-term debt                              143      2,317
             Current portion of capital lease obligations                   101        131
             Accounts payable                                            23,468     21,980
             Accrued expenses and other current liabilities              31,782     35,417
             Income taxes payable                                         4,246      5,200
             Deferred income taxes                                          576        547
             Deferred service revenue                                    33,267     26,874
                                                                       --------   --------
                  Total current liabilities                             105,271     97,125

        Long-term debt, net of current portion                              955        979
        Capital lease obligations, net of current portion                   259        252
        Deferred income taxes, non-current                               14,233     14,213
        Other non-current liabilities                                     1,100        936
        Commitments and contingencies
        Minority interests                                                2,352      2,103

        Shareholders' equity:
             Common stock, $0.025 par; authorized 50,000
               shares; issued and outstanding 17,500 at
               September 30, 2001 and 17,475 at June 30, 2001               438        437
             Capital in excess of par                                    56,877     56,515
             Retained earnings                                          119,239    118,360

             Accumulated other comprehensive loss                      (12,630)   (16,464)
                                                                       --------   --------
                  Total shareholders' equity                            163,924    158,848
                                                                       --------   --------

        Total liabilities and shareholders' equity                     $288,094   $274,456
                                                                       ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                           2001           2000
                                                           ----           ----
       Revenue:
         Hardware and software                            $42,698       $39,588
         Service                                           40,813        34,758
                                                           ------        ------
            Total revenue                                  83,511        74,346
                                                           ------        ------

       Costs and expenses:
         Cost of sales
            Hardware and software                          24,253        20,314
            Service                                        19,190        18,167
                                                           ------        ------
              Total cost of sales                          43,443        38,481

         Selling, general and administrative expenses      28,680        29,927
         Research and development expenses                  4,826         4,133
         Depreciation and amortization                      3,755         3,315
                                                           ------        ------
              Total costs and expenses                     80,704        75,856
                                                           ------        ------

       Income (loss) from operations                        2,807       (1,510)

       Non-operating income (expense):
         Interest income                                      235           259
         Interest expense                                   (288)         (116)
         Other expense, net                               (1,086)         (165)
                                                           ------        ------

       Income (loss) before taxes, minority interests
         and equity in net earnings of affiliates           1,668       (1,532)

       Income tax expense (benefit)                           667         (621)
                                                           ------        ------

       Income (loss)  before minority interests and
         equity in net earnings of  affiliates              1,001         (911)
       Minority interests and equity in net earnings
         of affiliates                                      (122)           (8)
                                                           ------        ------

       Net income (loss)                                    $ 879       $ (919)
                                                           ======        ======

       Net income (loss) per common share:
         Basic                                              $0.05       $(0.05)
                                                           ======        ======
         Diluted                                            $0.05       $(0.05)
                                                           ======        ======

       Weighted-average number shares outstanding:
         Basic                                             17,492        17,344
                                                           ======        ======
         Diluted                                           17,722        17,344
                                                           ======        ======


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended September 30, 2001
                            (Unaudited, in thousands)

                                                                             Accumulated
                                                      Capital                    Other
                                     Common Stock    in Excess   Retained    Comprehensive
                                     Shares  Amount   Of Par     Earnings        Loss         Total
                                     ------  ------   ------     --------        ----         -----
Balance, June 30, 2001               17,475    $437    $56,515  $118,360       $(16,464)    $158,848
Comprehensive income
  Net income                             --      --         --       879              --         879
  Foreign currency translation
  adjustments                            --      --         --        --           3,834       3,834
                                                                                            --------
Total comprehensive income               --      --         --        --              --       4,713
Stock issued upon exercise of
options                                  25       1        303        --              --         304
Income tax benefit from stock
options exercised                        --      --         59        --              --          59
                                     ------    ----    -------  --------       --------     --------
Balance, September 30, 2001          17,500    $438    $56,877  $119,239       $(12,630)    $163,924
                                     ======    ====    =======  ========       ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited, in thousands)

                                                                     Three Months Ended September 30,
                                                                    --------------------------------
                                                                            2001           2000
                                                                            ----           ----
     Net cash flows provided by operating activities:                      $3,873         $6,241
                                                                           ------         ------

        Cash flows from investing activities:
        Purchases of property, plant and equipment                        (1,419)        (3,787)
        Proceeds from dispositions of property, plant and equipment                           --
        Internally developed software                                       (994)        (2,530)
        Proceeds from settlement                                              200             --
        Purchase of equity interest in investees                             (51)             --
        Net cash paid for acquisitions, minority interests and
        contingent earn-out payments                                      (3,433)        (2,295)
                                                                           ------         ------
          Net cash used in investing activities                           (5,697)        (8,612)
                                                                           ------         ------

        Cash flows from financing activities:
        Principal payments on line of credit                              (3,006)          (630)
        Principal payments on long-term debt and capital lease
        obligations                                                       (2,420)          (280)
        Proceeds from lines of credit                                      10,174          3,129
        Proceeds from issuance of stock                                       304            204
                                                                           ------         ------
           Net cash provided by financing activities                        5,052          2,423
                                                                           ------         ------

     Effect of exchange rate changes on cash                                   48           (41)
                                                                           ------         ------

     Net increase in cash and cash equivalents                              3,276             11
     Cash and cash equivalents at beginning of period                      26,456         26,211
                                                                           ------         ------

     Cash and cash equivalents at end of period                           $29,732        $26,222
                                                                          =======        =======


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2001
                (Unaudited, in thousands, except per share data)

1.      Inventories

        The components of inventories are as follows:

                                                         September 30,           June 30,
                                                             2001                  2001
                                                       ---------------       --------------
        Raw materials                                  $         6,323       $        3,736
        Work-in-process                                          1,170                  445
        Finished goods                                          20,549               24,366
                                                       ---------------       --------------
                                                       $        28,042       $       28,547
                                                       ===============       ==============

2.      New accounting standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is currently reviewing the provisions of these statements.

        In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned and as such, should be classified as revenue. The Company has adopted EITF 00-10 as of July 2001. All comparative financial statements reflect the change in classification within the income statement.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2001
                (Unaudited, in thousands, except per share data)

        A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                          2001        2000
                                                          ----        ----
        Net income (loss)                                  $ 879     $ (919)
                                                          ------     ------

        Average common shares outstanding                 17,492     17,344
        Dilutive effect of outstanding stock options         230         --
                                                          ------     ------
        Average common shares outstanding assuming
        dilution                                          17,722     17,344
                                                          ------     ------

        Basic net income (loss) per share                  $0.05    $(0.05)
                                                          ======    =======
        Diluted net income (loss) per share                $0.05    $(0.05)
                                                          ======    =======

        For the three-month periods ended September 30, 2001 and 2000, 1,839 options and 2,245 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

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

        A summary of the Company's operating segments is as follows:

                                                                      Three Months Ended
                                                                         September 30,
        Revenues(1):                                                     2001      2000
                                                                         ----      ----
           United States                                               $46,405    $38,714
           International                                                48,535     46,825
           Intersegment eliminations                                  (11,429)   (11,193)
                                                                      --------   --------
             Total revenues                                            $83,511    $74,346
                                                                      ========   ========

        Income (loss) before taxes, minority interests, and
        equity in net earnings of affiliates (1):
           United States                                              $(6,174)   $(6,748)
           International                                                14,730     11,752
           Intersegment eliminations                                   (6,888)    (6,536)
                                                                      --------   --------
             Total income (loss) before taxes, minority
               interests, and equity in net earnings of
               affiliates                                               $1,668   $(1,532)
                                                                      ========   ========

                                                                     September 30, June 30,
                                                                         2001        2001
                                                                         ----        ----
        Identifiable assets (2):
           United States                                               $147,025   $145,568
           International                                                141,069    128,888
           Intersegment eliminations                                         --         --
                                                                       --------   --------
             Total identifiable assets                                 $288,094   $274,456
                                                                       ========   ========

(1) Amounts based on the location of the customer.
(2) Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter Comparison

    The Company recorded a diluted net income of $0.05 per common share in the first quarter of fiscal 2002, compared with a net loss of $0.05 per common share in the first quarter of fiscal 2001. The increase was mainly due to an increase in sales volume.

    Revenue increased by $9.2 million or 12.3% to $83.5 million for the first quarter of fiscal 2002 compared to the same period last year. A comparison of the sales mix for fiscal years 2002 and 2001 is as follows:


                                              Three Months Ended
                                                September 30,
                                               2001       2000
                                               ----       ----
                       Hardware               35.2%      37.2%
                       Software               16.0%      16.1%
                       Service                48.8%      46.7%
                                             -----      -----
                                             100.0%     100.0%
                                             =====      =====

    Combined hardware and software revenues for the first quarter of fiscal 2002 increased $3.1 million, or 7.9%, and service revenues increased $6.1 million, or 17.4%, over the same period a year earlier.

    Combined hardware and software sales increased, in absolute dollars, in the first quarter of fiscal 2002 in comparison to the prior year primarily due to the acquisitions of Indatec GMbH & CO KG in January 2001 and the assets of the hospitality division of Hospitality Solutions International ("HSI") in October 2000. Service revenues increased primarily due to support revenues earned on a larger customer base.

    Cost of sales, as a percentage of revenue, remained relatively constant at 52.0% and 51.8% for the first quarter of fiscal 2002 and 2001, respectively. Cost of sales for hardware and software products, as a percentage of related revenue, increased to 56.8% in the first quarter of fiscal 2002 compared to 51.3% for the same quarter a year earlier. This increase, as a percentage of revenue, is primarily due to the increase of third party software sales, which generate lower margins.

    Service costs, as a percentage of service revenue, decreased to 47.0% in the first quarter of fiscal 2002 compared to 52.3% in the same quarter in fiscal 2001. The decrease was primarily due to the continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs.

    Selling, general and administrative expenses decreased $1.2 million, or 4.2%, in the first quarter of fiscal 2002 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 34.3% in the first quarter of fiscal 2002 compared to 40.3% in the first quarter of fiscal 2001. The decrease is primarily due to the Company's continued efforts to reduce expenses, partially offset by operating expenses of recent acquisitions.

    Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.7 million, or 16.8%, in the first quarter of fiscal 2002 compared to the same period a year earlier. The increase is primarily due to the release of Opera software in June 2001. Upon general release of a product, all new expenditures are charged to operations as incurred and previously capitalized amounts are amortized. Actual research and development expenditures, including capitalized software development costs of $1.0 million in the first quarter of fiscal 2002 and $2.5 million in the first quarter of fiscal 2001, decreased $0.8 million, or 12.75%, compared to the same period a year earlier. The decrease is mainly due to the reduction of outside consulting costs.

    Income from operations for the first quarter of fiscal 2002 was $2.8 million, or 3.4% of revenue, compared to a loss of $1.5 million, or 2.0% of revenue, in the first quarter of fiscal 2001. The increase is primarily due to higher sales volume and the Company's continued efforts to reduce operating expenses.

    Other expense increased from $0.2 million for the first quarter of fiscal 2001 to $1.1 million in the first quarter of fiscal 2002. The Company experienced foreign currency translation loss of $1.0 million in the first quarter of fiscal 2002 compared to a loss of $0.2 million in the first quarter of fiscal 2001. The translation loss is primarily due to fluctuations in exchange rates with the Euro, South African Rand and Australian Dollar.

    The effective tax rate for the first quarter of fiscal 2002 and fiscal 2001 was 40.0% and 40.5%, respectively.

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

Euro Conversion

    On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of September 30, 2001, of the twelve countries currently admitted to the EMU, the Company has subsidiary operations in six of those countries and distributor relationships in the remaining six countries.

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

Liquidity and Capital Resources

   The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2001. The financing agreement was amended on April 30, 2001 to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of September 30, 2001, there is a balance outstanding of US $9.0 million, SEK 3.5 million (approximately $0.3 million at the September 30, 2001 exchange rate), ZAR 10.6 million (approximately $1.2 million at the September 30, 2001 exchange rate) and JPY 140.0 million (approximately $1.2 million at the September 30, 2001 exchange rate) under this line of credit.

   The Company also has a credit relationship from a European bank in the amount of DM 15.0 million (approximately $7.0 million at the September 30, 2001 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. Under the credit facility, the Company previously had a balance of DM 5.0 million (approximately $2.2 million at the June 30, 2001 exchange rate), which was discharged in full in September 2001.

   Net cash provided by operating activities for fiscal 2002 was $3.9 million. The Company used $5.7 million for investing activities in fiscal 2002, including $2.4 million for the purchase of property, plant, and equipment and internally developed software and $3.4 million for earn-out payments. Net financing activities for fiscal 2002 provided $5.1 million, primarily from the proceeds from the line of credit of $10.2 million offset by $5.4 million in repayments on the line of credit, long-term debt and capital lease obligations. The cash position of the Company at September 30, 2001 was $29.7 million. All cash is being held for the operation and expansion of the business.

   The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2002 will be approximately the same as fiscal 2001.

Summary

    Until the first quarter of calendar year 2000, the Company had experienced rapid revenue growth at a rate that it believes had exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. In light of weaker market conditions, the Company's growth rate declined. Currently, given the weak worldwide economic conditions, and the general financial uncertainty triggered in part by the terrorist attacks on September 11, 2001, there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

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

    Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: political and world instability created by additional terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 2001.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Until calendar year 2000, the Company had experienced growth internationally. MICROS's significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 28 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. Recent weakness in certain European currencies has, however, adversely impacted the financial performance of the Company.

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

    Further, the Company is subject to political risk, as most recently demonstrated by the terrorist attacks of September 11, 2001. Political and economic instability and uncertainty caused by terrorism, and the resultant conflicts designed to thwart terrorism, adversely impact the travel, tourism and hospitality industries which the Company serves. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

    Finally, the Company's committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001

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

Items 2 through 5.

    No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits - None

               (b)    Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001


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



                                                       MICROS SYSTEMS, INC.
                                                    ------------------------
                                                          (Registrant)

November 14, 2001                                   /s/ Gary C. Kaufman
                                                    ------------------------
                                                    Executive Vice President,
                                                    Finance and Administration/
                                                    Chief Financial Officer


November 14, 2001                                   /s/ Cynthia A. Russo
                                                    ------------------------
                                                    Cynthia A. Russo
                                                    Vice President and
                                                    Corporate Controller