Form 10-Q
period 2001-12-31
MICROS SYSTEMS INC
filed 2002-02-14
CIK 320345

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended December 31, 2001
                          Commission file number 0-9993


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


As of December 31, 2001, there were 17,506,376 shares of Common Stock, $0.025 par value, outstanding.


                                       1
                                      ---

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2001


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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                             December 31,   June 30,
                                                                 2001        2001
                                                             ------------   --------

ASSETS
Current assets:
     Cash and cash equivalents                                 $ 25,227    $ 26,456
     Accounts receivable, net of allowance for doubtful
       accounts of $8,638 at December 31, 2001 and
       $7,508 at June 30, 2001                                   87,146      84,779

     Inventories                                                 31,345      28,547
     Deferred income taxes                                        6,973       6,955
     Prepaid expenses and other current assets                   12,029      11,032
                                                               --------     -------
          Total current assets                                  162,720     157,769

Property, plant and equipment, net of accumulated
  depreciation and amortization of $38,683 at
  December 31, 2001 and $35,366 at June 30, 2001                 22,803      23,553
Deferred income taxes, non-current                               23,746      23,573
Goodwill and intangible assets, net of accumulated
  amortization of $22,770 at December 31, 2001 and
  $18,483 at June 30, 2001                                       35,614      35,182
Purchased and internally developed software costs, net
  of accumulated amortization of $15,010 at December
  31, 2001 and $12,699 at June 30, 2001                          31,531      31,529
Other assets                                                      3,445       2,850
                                                               --------     -------

Total assets                                                   $279,859    $274,456
                                                               ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                        $6,219      $4,659
     Current portion of long-term debt                              144       2,317
     Current portion of capital lease obligations                   131         131
     Accounts payable                                            23,011      21,980
     Accrued expenses and other current liabilities              36,615      35,417
     Income taxes payable                                         3,559       5,200
     Deferred income taxes                                          570         547
     Deferred service revenue                                    25,498      26,874
                                                               --------     -------
          Total current liabilities                              95,747      97,125

Long-term debt, net of current portion                              924         979
Capital lease obligations, net of current portion                   300         252
Deferred income taxes, non-current                               14,214      14,213
Other non-current liabilities                                     1,180         936
Commitments and contingencies
Minority interests                                                2,145       2,103

Shareholders' equity:
     Common stock, $0.025 par; authorized 50,000 shares;
       issued and outstanding 17,506 at December 31,
       2001 and 17,475 at June 30, 2001                             438         437
     Capital in excess of par                                    56,968      56,515
     Retained earnings                                          121,724     118,360
     Accumulated other comprehensive loss                      (13,781)    (16,464)
                                                               --------     -------
          Total shareholders' equity                            165,349     158,848
                                                               --------     -------

Total liabilities and shareholders' equity                    $279,859     $274,456
                                                              =========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                              Three Months Ended December 31,
                                              -------------------------------
                                                    2001         2000
                                                    ----         ----
Revenue:
    Hardware and software                         $47,497       $43,108
    Service                                        43,402        37,294
                                                  -------       -------
Total revenue                                      90,899        80,402
                                                  -------       -------

Costs and expenses:
    Cost of sales
      Hardware and software                        26,294        20,867
      Service                                      21,531        19,200
                                                  -------       -------
    Total cost of sales                            47,825        40,067

    Selling, general and administrative
      expenses                                     30,350        32,040
    Research and development expenses               4,735         4,793
    Depreciation and amortization                   4,076         3,441
                                                  -------       -------
Total costs and expenses                           86,986        80,341
                                                  -------       -------

Income from operations                              3,913            61

Non-operating income (expense):
    Interest income                                   277           224
    Interest expense                                (139)         (235)
    Other income (expense), net                       138       (1,395)
                                                  -------       -------

Income (loss) before taxes, minority interests
    and equity in net earnings of
    affiliates                                      4,189       (1,345)

Income tax provision (benefit)                      1,559         (544)
                                                  -------       -------

Income (loss) before minority interests and
    equity in net earnings of affiliates            2,630         (801)
Minority interests and equity in net earnings
    of affiliates                                   (145)         (163)
                                                  -------       -------

Net income (loss)                                 $ 2,485       $ (964)
                                                 ========       =======

Net income (loss) per common share:
    Basic                                           $0.14       $(0.06)
                                                   ======       =======
    Diluted                                         $0.14       $(0.06)
                                                   ======       =======

Weighted-average number of shares outstanding:
    Basic                                          17,502        17,350
                                                  =======        ======
    Diluted                                        17,757        17,350
                                                  =======        ======


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                             Six  Months Ended December 31,
                                             ------------------------------
                                                    2001         2000
                                                    ----         ----
Revenue:
    Hardware and software                         $90,195       $82,696
    Service                                        84,215        72,052
                                                  -------       -------
Total revenue                                     174,410       154,748
                                                  -------       -------

Costs and expenses:
    Cost of sales
      Hardware and software                        50,547        41,181
      Service                                      40,721        37,367
                                                  -------       -------
    Total cost of sales                            91,268        78,548

    Selling, general and administrative expenses   59,030        61,967
    Research and development expenses               9,561         8,926
    Depreciation and amortization                   7,831         6,756
                                                  -------       -------
Total costs and expenses                          167,690       156,197
                                                  -------       -------

Income (loss) from operations                       6,720       (1,449)

Non-operating income (expense):
    Interest income                                   513           483
    Interest expense                                (427)         (351)
    Other expense, net                              (949)       (1,560)
                                                  -------       -------

Income (loss) before taxes, minority interests
    and equity in net earnings of affiliates        5,857       (2,877)

Income tax provision (benefit)                      2,226       (1,165)
                                                  -------       -------

Income (loss) before minority interests and
    equity in net earnings of affiliates            3,631       (1,712)
Minority interests and equity in net earnings
    of affiliates                                   (267)         (171)
                                                  -------       -------

Net income (loss)                                 $ 3,364     $ (1,883)
                                                  ========    =========

Net income (loss) per common share:
    Basic                                           $0.19       $(0.11)
                                                    ======      =======
    Diluted                                         $0.19       $(0.11)
                                                    ======      =======

Weighted-average number of shares outstanding:
    Basic                                          17,497        17,347
                                                  =======        ======
    Diluted                                        17,741        17,347
                                                  =======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended December 31, 2001
                            (Unaudited, in thousands)

                                                                              Accumulated
                                                     Capital                    Other
                                      Common Stock  in Excess    Retained   Comprehensive
                                     Shares  Amount   Of Par      Earnings       Loss         Total
                                     ------  ------   ------      --------       ----         -----

Balance, June 30, 2001               17,475    $437    $56,515   $118,360      $(16,464)    $158,848
Comprehensive income
  Net income                             --      --         --      3,364             --       3,364
  Foreign currency translation
    adjustments                          --      --         --         --          2,683       2,683
                                                                                            --------
Total comprehensive income               --      --         --         --             --       6,047
Stock issued upon exercise of
    options                              31       1        394         --             --         395
Income tax benefit from stock
    options exercised                    --      --         59         --             --          59
Balance, December 31, 2001           17,506    $438    $56,968   $121,724      $(13,781)    $165,349
                                     ======    ====    =======   ========      =========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited, in thousands)

                                                                  Six Months Ended December 31,
                                                                  -----------------------------
                                                                       2001           2000
                                                                       ----           ----

Net cash flows provided by operating activities:                       $6.609        $8,579
                                                                       ------        ------

    Cash flows from investing activities:
    Purchases of property, plant and equipment                        (2,699)       (5,943)
    Proceeds on dispositions of property, plant and equipment              61            --
    Internally developed software                                     (1,784)       (4,748)
    Proceeds from settlement                                              200            --
    Purchase of equity interest in investees                             (51)            --
    Net cash paid for acquisitions, minority interests and
    contingent earn-out payments                                      (3,571)       (6,465)
                                                                      -------       -------
      Net cash used in investing activities                           (7,844)      (17,156)
                                                                      -------      --------

    Cash flows from financing activities:
    Principal payments on line of credit                              (8,346)       (4,160)
    Principal payments on long-term debt and capital lease
      obligations                                                     (2,485)         (446)
    Proceeds from lines of credit                                      10,450         8,379
    Proceeds from issuance of stock                                       395           286
                                                                       ------        ------
      Net cash provided by financing activities                            14         4,059
                                                                       ------        ------

Effect of exchange rate changes on cash                                   (8)          (41)
                                                                       ------        ------

Net increase (decrease) in cash and cash equivalents                  (1,229)       (4,559)
Cash and cash equivalents at beginning of period                       26,456        26,211
                                                                       ------        ------

Cash and cash equivalents at end of period                            $25,227       $21,652
                                                                     ========       =======


The accompanying notes are an integral part of the consolidated financial statements.

Supplemental schedule of non cash financing and investing activities (in thousands):

In December 2001, Opus 2 Revenue Technologies, Inc. ("OPUS") settled a tax dispute with the Department of Revenue Administration of the State of New Hampshire for the tax year ending October 1999. In the settlement agreement, OPUS agreed to pay $261 in full and complete settlement of taxes and interest. This amount was accrued to goodwill in December 2001 and paid in January 2002. The goodwill balance for OPUS at December 31, 2001 was $8,492 and is being amortized over seven years.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2001
                (Unaudited, in thousands, except per share data)

1.      Inventories

        The components of inventories are as follows:

                                                         December 31,           June 30,
                                                             2001                 2001
                                                       ---------------       --------------
        Raw materials                                  $         6,097       $        3,736
        Work-in-process                                          1,457                  445
        Finished goods                                          23,791               24,366
                                                       ---------------       --------------
                                                       $        31,345       $       28,547
                                                       ===============       ==============

2.      New accounting standards

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is currently reviewing the provisions of these statements.

        In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned and as such, should be classified as revenue. The Company has adopted EITF 00-10 as of July 2001. All comparative financial statements reflect the change in classification.

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

        Basic and diluted net loss per common share is computed using the weighted-average number of shares outstanding during the period and does not include unexercised stock options since their effect would be anti-dilutive.

                    MICROS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Quarter Ended December 31, 2001
               (Unaudited, in thousands, except per share data)


4.      Net income (loss) per share, continued:

        A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                Three Months Ended          Six Months Ended
                                                   December 31,               December 31,
                                                 2001        2000          2001         2000
                                                 ----        ----          ----         ----

Net income (loss)                               $ 2,485     $ (964)        $3,364     $(1,883)
                                                =======     =======        ======     ========

Average common shares outstanding                17,502      17,350        17,497       17,347
Dilutive effect of outstanding stock
    options                                         255          --           244           --
                                                   ----        ----          ----         ----
Average common shares outstanding assuming
    dilution                                     17,757      17,350        17,741       17,347
                                                 ======      ======        ======       ======

Basic net income (loss) per share                $ 0.14     $(0.06)        $ 0.19     $ (0.11)
                                                 ======     =======        ======     ========
Diluted net income (loss) per share              $ 0.14     $(0.06)        $ 0.19     $ (0.11)
                                                 ======     =======        ======     ========

        For the three and six-month periods ended December 31, 2001, 1,992 options and 1,916 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods. For the three and six-month periods ended December 31, 2000, 2,549 options and 2,460 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

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

        A summary of the Company's operating segments is as follows:

                                                Three Months Ended         Six Months Ended
                                                    December 31,              December 31,
                                                  2001        2000         2001          2000
                                                  ----        ----         ----          ----
Revenues (1):
    United States                               $52,724     $46,608       $99,129      $85,323
    International                                52,192      45,314       100,726       92,138
    Intersegment eliminations                  (14,017)    (11,520)      (25,445)     (22,713)
                                                -------     -------      --------     --------

      Total revenues                            $90,899     $80,402      $174,410     $154,748
                                                =======     =======      ========     ========

Income (loss) before taxes, minority
interests, and equity in net
earnings of affiliates (1):
    United States                              $(1,073)    $(4,749)      $(7,247)    $(11,497)
    International                                14,331      10,531        29,061       22,284
    Intersegment eliminations                   (9,069)     (7,127)      (15,957)     (13,664)
                                                -------     -------      --------     --------

      Total income (loss) before taxes,
        minority interests, and equity in
        net earnings of affiliates               $4,189    $(1,345)        $5,857     $(2,877)
                                                 ======    ========        ======     ========

                                                              December 31,    June 30,
                                                                  2001          2001
                                                                  ----          ----
Identifiable assets (2):
   United States                                                $142,034     $145,568
   International                                                 137,825      128,888
   Intersegment eliminations                                          --           --
                                                                --------     --------
     Total identifiable assets                                  $279,859     $274,456
                                                                ========     ========

(1)     Amounts based on the location of the customer.
(2)     Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter and Six Month Comparisons

        The Company recorded a diluted net income of $0.14 per common share in the second quarter of fiscal 2002, compared with a net loss of $0.06 per common share in the second quarter of fiscal 2001. For the six-months ended December 31, 2001, diluted net income was $0.19 per common share compared with a net loss of $0.11 per common share for the six-months ended December 31, 2000. The quarter and year to date increase was mainly due to an increase in sales volume.

        Revenue increased by $10.5 million or 13.1% to $90.9 million for the second quarter of fiscal 2002 compared to the same period last year. For the first six months of fiscal year 2002, revenue increased $19.7 million or 12.7% to $174.4 million over the same period in fiscal year 2001. A comparison of the sales mix for fiscal years 2002 and 2001 is as follows:


                        Three Months Ended              Six Months Ended
                            December 31,                   December 31,
                          2001       2000                2001       2000
                          ----       ----                ----       ----
Hardware                 36.0%      36.8%               35.6%      37.0%
Software                 16.3%      16.8%               16.1%      16.4%
Service                  47.7%      46.4%               48.3%      46.6%
                         -----      -----               -----      -----
                        100.0%     100.0%              100.0%     100.0%
                        ======     ======              ======     ======

        In absolute dollars, combined hardware and software revenues for the second quarter of fiscal 2002 increased $4.4 million, or 10.2%, and service revenues increased $6.1 million, or 16.4%, over the same period a year earlier. On a year to date basis, combined hardware and software revenues increased $7.5 million, or 9.1%, and service revenues increased $12.2 million, or 16.9%, over the same period a year earlier.

        For the quarter and year to date, combined hardware and software sales increased primarily due to the increase in sales volume for MICROS PC Workstations, other computer equipment and Opera software, and partly due to the acquisition of Indatec GmbH & Co. KG in January 2001. For the quarter and year to date, service revenues increased primarily due to support revenues earned on a larger customer base.

        Cost of sales, as a percentage of revenue, increased to 52.6% for the second quarter of fiscal year 2002 from 49.8% for the second quarter of fiscal 2001. For the first six months of fiscal year 2002 and 2001, cost of sales, as a percentage of revenue, was 52.3% and 50.8%, respectively. Cost of sales for hardware and software products, as a percentage of related revenue, was 55.4% in the second quarter of fiscal 2002 compared to 48.4% for the same quarter a year earlier, and 56.0% compared to 49.8% for the first six months of fiscal year 2002 and 2001, respectively. For the quarter, the increase, as a percentage of revenue, was primarily due to the increased volume of hardware sales, which generate lower margins. Similarly, the year to date increase was mainly due to increased hardware sales as well as the increase of third party software, which generate lower margins.

        Service costs, as a percentage of service revenue, decreased to 49.6% in the second quarter of fiscal 2002 compared to 51.5% in the same quarter in fiscal 2001. In the first six months of fiscal year 2002, service costs, as a percentage of service revenue, decreased to 48.3% compared to 51.9% in the same period of fiscal year 2001. The quarter and year to date decreases were primarily due to the continued expansion of the Company's customer base and the ability of the Company to increase service revenues at a rate in excess of service costs.

        Selling, general and administrative expenses decreased $1.7 million, or 5.3%, in the second quarter of fiscal 2002 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 33.4% in the second quarter of fiscal 2002 compared to 39.9% in the second quarter of fiscal 2001. For the six months ended December 31, 2001, selling, general and administrative expenses, as a percentage of revenue, was 33.9% compared to 40.0% for the same period last year. The quarter and year to date decreases were primarily due to strategic cost reductions, including cost savings from reduction of headcount in the first and second quarters of fiscal 2002, partially offset by the operating expenses related to the acquisitions of fiscal year 2001.

        Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, decreased $0.1 million, or 1.2%, in the second quarter of fiscal 2002 compared to the same period a year earlier. Total research and development expenditures, including capitalized software development costs of $0.8 million in the second quarter of fiscal 2002 and $2.2 million in the second quarter of fiscal 2001, decreased $1.5 million, or 21.2%, compared to the same period a year earlier. For the first six months of fiscal year 2002, research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.6 million, or 7.1% compared to the same period a year earlier. Total research and development expenditures, including capitalized software development costs of $1.8 million in the first six months of fiscal 2002 and $4.7 million in the first six months of fiscal 2001, decreased $2.3 million, or 17.0%, compared to the same period a year earlier. The quarter and year to date decreases in total research and development costs were mainly due to the reduction of outside consultants partially offset by the release of the Opera software in June 2001. Upon release of the product, all future costs are expensed instead of capitalized.

        Income from operations for the second quarter of fiscal 2002 was $3.9 million, or 4.3% of revenue, compared to income of $0.1 million, or 0.1% of revenue, in the second quarter of fiscal 2001. For the first six months of fiscal year 2002, income from operations was $6.7 million compared to a loss of $1.4 million a year earlier. The increase in the second quarter and year to date is primarily due to higher sales volume and a reduction of operating expenses.

        Non-operating expense decreased from $1.4 million for the second quarter of fiscal 2001 to other income of $0.3 million in the second quarter of fiscal 2002. For the first six months of fiscal year 2002, non-operating expense was $0.9 million compared to $1.4 million in the prior year. The Company experienced foreign currency translation gain of $0.2 million in the second quarter of fiscal 2002 compared to a loss of $1.1 million in the second quarter of fiscal 2001. On a year to date basis, the Company experienced foreign currency translation loss of $0.8 million in fiscal 2002 compared to a loss of $1.3 million in fiscal 2001.

        The effective tax rate for the second quarter of fiscal year 2002 and 2001 was 37.2% and 40.5%, respectively, while the effective tax rate for year to date of fiscal year 2002 and fiscal 2001 was 38.0% and 40.5%, respectively. The decrease in the effective tax rate is primarily due to a decrease in the German tax rates.

        The European Union ("EU") filed a challenge against the U.S. Foreign Sales corporation ("FSC") tax provisions with the World Trade Organization ("WTO"). On July 23, 2001, the WTO issued a final decision upholding this challenge. In January 2002, the Appellate Body confirmed the WTO dispute settlement panel findings. Officials representing the United States on trade issues continue to seek resolution through a negotiated settlement. It is currently not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the matter with the WTO, EU, and the United States.

Euro Conversion

        On January 1, 2002, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. During a transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of December 31, 2001, of the twelve countries currently admitted to the EMU, the Company has subsidiary operations in seven of those countries and distributor relationships in the remaining five countries.

        MICROS continues to address Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Moreover, there is still some uncertainty with respect to the interpretation of certain Euro regulations, and the impact of the regulations on the Company's Euro implementation. All costs incurred to date in connection with the adoption of the Euro have been expensed as incurred and all future costs will be expensed as incurred. The Company currently does not expect these costs to be material to its results of operations, financial condition or liquidity.

Liquidity and Capital Resources

        In December 2001, the Company renewed its $45.0 million multi-currency committed line of credit expiring on December 31, 2002. The financing agreement includes a security interest in inventory and receivables located in the United States. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of December 31, 2001, there are balances outstanding of US $4.0 million, AUD 0.5 million (approximately $0.3 million at the December 31, 2001 rate), ZAR 10.6 million (approximately $0.9 million at the December 31, 2001 exchange rate), and JPY 140.0 million (approximately $1.1 million at the December 31, 2001 exchange rate) under this line of credit.

        The Company also has a credit relationship with a European bank in the amount of DM 15.0 million (approximately $6.8 million at the December 31, 2001 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of December 31, 2001, the Company had no borrowings under this credit facility.

        Net cash provided by operating activities for fiscal 2002 was $6.6 million. The Company used $7.8 million for investing activities in fiscal 2002, including $4.4 million for the purchase of property, plant, and equipment and internally developed software and $3.6 million for earn-out payments. The cash position of the Company at December 31, 2001 was $25.2 million. All cash is being held for the operation and expansion of the business.

        The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2002 will be approximately $6.0 million.


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

        The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS's quarterly operating results and other factors such as announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality industry. In addition, conditions in the stock market in general and shares of technology and hospitality companies in particular continue to experience significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

        Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: political and world instability created by actual and threatened terrorism, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; political instability, including that recently experienced in Argentina; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 2001.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2001

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Until calendar year 2000, the Company had experienced rapid growth internationally. MICROS's significant international business and presence does expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 28 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. Recent weakness in certain foreign currencies has, however, adversely impacted the financial performance of the Company.

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

        Further, the Company is subject to political risk, as most recently demonstrated by the terrorist attacks of September 11, 2001, and the political and economic instability in Argentina. Political and economic instability and uncertainty caused by terrorism, the resultant conflicts designed to thwart terrorism, and political unrest, adversely impact the travel, tourism and hospitality industries, which the Company serves. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

        Finally, the Company's committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2001

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

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on November 19, 2001. A quorum was present and shareholders voted on the following matters:

        1.  Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:

                                                         Vote Withheld
                                                         -------------
            Nominee                       For              (Abstain)
            -------                       ---              ---------
         A.L. Giannopoulos             16,325,282           250,969
         Louis M. Brown, Jr.           16,404,714           171,537
         F. Suzanne Jenniches          16,329,195           247,056
         John G. Puente                16,404,809           171,442
         Dwight S. Taylor              16,402,174           174,077
         William S. Watson             16,404,024           172,227

The entire slate of directors nominated was elected by a plurality of the shares present in person or represented by proxy and entitled to vote.

        2.  Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent public accountants for the Company for the fiscal year ending June 30, 2002. A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 16,535,648 shares voted in the affirmative; a total of 33,960 shares voted in the negative; and a total of 6,643 shares abstained from the vote.

        3.  Approval of Amendment to Stock Option Plan to Increase Shares

The Board of Directors proposed an amendment to the 1991 Stock Option Plan which served to increase the number of shares available under the 1991 Stock Option Plan by 600,000, thereby increasing the aggregate number of shares that can be issued under the plan to 6,100,000. The shareholders approved the proposed amendment to the 1991 Stock Option Plan, with 11,037,685 shares in the affirmative, 5,519,654 shares in the negative, and 18,912 shares abstained.

Item 5. Other Information

        On November 19, 2001, the Board of Directors, with Mr. Giannopoulos recusing himself, approved the Fourth Amendment to the Employment Agreement between the Company and Mr. Giannopoulos. The amendment serves to extend the exercise period of Mr. Giannopoulos' options in the event of his death, disability or retirement; the amendment does not increase the term of the option or the number of options granted.

Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      Exhibit 10a - Fourth Amendment to Employment Agreement between the Company and A.L. Giannopoulos, dated November 19, 2001.

               (b)    Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended December 31, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MICROS SYSTEMS, INC.
                                         -----------------------
                                               (Registrant)

February 14, 2002                        /s/ Gary C. Kaufman
-----------------                            ---------------
                                         Executive Vice President,
                                         Finance and Administration/
                                         Chief Financial Officer


February 14, 2002                        /s/ Cynthia A. Russo
-----------------                            ----------------
                                         Cynthia A. Russo
                                         Vice President and
                                         Corporate Controller

Exhibit 10a - Fourth Amendment to the Employment Agreement between the Company and A.L. Giannopoulos


                    FOURTH AMENDMENT TO EMPLOYMENT AGREEMENT


        This Fourth Amendment to the Employment Agreement is effective the 19th day of November 2001 (the "Fourth Amendment"), by and between MICROS SYSTEMS, INC., a Maryland corporation, with offices located at 7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289 (hereinafter referred to as the "Company"), and A. L. GIANNOPOULOS, whose address is 6125 Wooded Run Drive, Columbia, Maryland 21044 (hereinafter referred to as the "Executive").

        WHEREAS, the Executive and the Company entered into an Employment Agreement dated June 1, 1995, as amended by the First Amendment dated February 6, 1997, the Second Amendment dated February 1, 1998, and the Third amendment dated September 8, 1999 (the agreement as amended hereinafter referred to as the "Agreement"); and

        WHEREAS, the parties hereto would like to amend the Agreement pursuant to this Fourth Amendment in an effort to: (i) induce the Executive to continue to render services to the Company for the full term of the Agreement; and (ii) assist the Executive in retirement and estate planning.

        NOW, THEREFORE, the Company and the Executive, for good and valuable consideration, and pursuant to the terms, conditions, and covenants contained herein, hereby agree as follows:

1. The following new paragraph shall be added immediately at the end of the existing Section 6 of the Agreement, as follows:

        "Notwithstanding anything to the contrary herein, or anything to the contrary in any option agreements issued pursuant to the MICROS Systems, Inc. 1991 Stock Option Plan (the "Option Plan"), the exercise period for all option agreements issued to the Executive under the Option Plan, and the exercise period for any additional options agreements prospectively issued to the Executive, whether under the Option Plan, under another plan or not under any plan, shall be (or shall be amended to be, as the case may be) as follows: (i) in the case the Executive's employment is terminated on account of total and permanent disability (pursuant to the Company's long-term disability plan for executives who are employees, or, if there is no such long-term disability plan, as defined in Section 22(e)(3) of the Internal Revenue Code), all options may be exercised by the Executive (or by the Executive's estate if the Executive dies after termination) at any time prior to the expiration of the 10-year term of the option; (ii) in the case the Executive's employment is terminated by death, the Executive's estate shall have the right following the date of such death to exercise the option at any time prior to the expiration of the 10-year term of the option; and (iii) in the case the Executive's employment with the Company or its subsidiaries terminates for any reason after the Executive attains age 62, all options may be exercised by the Executive (or by the Executive's estate if the Executive dies after termination after attaining age 62) at any time prior to the expiration of the 10-year term of the option. For purposes of this provision, the Executive's "estate" shall mean the Executive's legal representative or any person who acquires the right to exercise an option by reason of the Executive's death. Nothing herein shall serve to modify or extend: (i) the 10-year term of the options issued to Executive under the Option Plan; or (ii) the vesting schedule of the options issued to Executive under the Option Plan.

2. All other provisions of the Agreement and any option agreements issued to the Executive in accordance with the terms of the Option Plan shall remain in full force and effect.


        IN WITNESS WHEREOF, the parties have executed this Fourth Amendment as of the dates indicated below, the effective date of this Fourth Amendment being the 19th day of November, 2001.



                             COMPANY:
ATTEST:                      MICROS SYSTEMS, INC.


                             By:                                          (SEAL)
-----------------               ---------------------
                                Gary C. Kaufman
                                Executive Vice President,
                                Finance and Administration, and Chief
                                Financial Officer
[Corporate Seal]
                                EXECUTIVE:

WITNESS:

------------------              -------------------------
                                A. L. GIANNOPOULOS