Form 10-Q
period 2002-03-31
MICROS SYSTEMS INC
filed 2002-05-14
CIK 320345

                                                           As filed May 14, 2002


                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002
                          Commission file number 0-9993


                              MICROS SYSTEMS, INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  MARYLAND                              52-1101488
            ---------------------------------------------------------
          (State of incorporation)                   (I.R.S. Employer
                                                   Identification Number)

           7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289
            ---------------------------------------------------------
           (Address of principal executive offices)         (Zip code)


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


As of March 31, 2002, there were 17,525,688 shares of Common Stock, $0.025 par value, outstanding.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002


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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                                      March 31,        June 30,
                                                                                        2002             2001
                                                                                      ---------        --------

          ASSETS
          Current assets:
               Cash and cash equivalents                                                $ 39,822      $ 26,456
               Accounts receivable, net of allowance for  doubtful accounts
                    of $9,820 at March 31, 2002 and $7,508 at June 30, 2001               87,368        84,779
               Inventories                                                                31,765        28,547
               Deferred income taxes                                                       6,990         6,955
               Prepaid expenses and other current assets                                  10,548        11,032
                                                                                          ------        ------
                    Total current assets                                                 176,493       157,769

          Property, plant and equipment, net of accumulated depreciation and amortization of $40,242 at March 31, 2002 and $35,366 at June
               30, 2001                                                                   21,819        23,553
          Deferred income taxes, non-current                                              23,662        23,573
          Goodwill and intangible assets, net of accumulated amortization of
               $24,731 at March 31, 2002 and $18,483 at June 30, 2001                     33,475        35,182
          Purchased and internally developed software costs, net of
               accumulated amortization of $15,985 at March 31, 2002 and
               $12,699 at June 30, 2001                                                   31,091        31,529
          Other assets                                                                     3,734         2,850
                                                                                        --------      --------

          Total assets                                                                  $290,274      $274,456
                                                                                        ========      ========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
               Bank lines of credit                                                       $9,629        $4,659
               Current portion of long-term debt                                              26         2,317
               Current portion of capital lease obligations                                  121           131
               Accounts payable                                                           23,588        21,980
               Accrued expenses and other current liabilities                             32,918        35,417
               Income taxes payable                                                        2,060         5,200
               Deferred income taxes                                                         551           547
               Deferred service revenue                                                   36,757        26,874
                                                                                          ------        ------
                    Total current liabilities                                            105,650        97,125

          Long-term debt, net of current portion                                               -           979
          Capital lease obligations, net of current portion                                  278           252
          Deferred income taxes, non-current                                              14,213        14,213
          Other non-current liabilities                                                    1,171           936
          Commitments and contingencies
          Minority interests                                                               2,104         2,103

          Shareholders' equity:
               Common stock, $0.025 par; authorized 50,000 shares; issued and
                  outstanding 17,526 at March 31, 2002 and 17,475 at June 30, 2001           438           437
               Capital in excess of par                                                   57,385        56,515
               Retained earnings                                                         125,409       118,360
               Accumulated other comprehensive loss                                     (16,374)      (16,464)
                                                                                        --------      --------
                    Total shareholders' equity                                           166,858       158,848
                                                                                         -------       -------

          Total liabilities and shareholders' equity                                    $290,274      $274,456
                                                                                        ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                          2002           2001
                                                                          ----           ----
         Revenue:
             Hardware and software                                       $50,028         $42,958
             Service                                                      42,350          38,646
                                                                          ------          ------
         Total revenue                                                    92,378          81,604
                                                                          ------          ------

         Costs and expenses:
           Cost of sales
               Hardware and software                                      27,720          20,932
               Service                                                    20,816          19,679
                                                                          ------          ------
             Total cost of sales                                          48,536          40,611

             Selling, general and administrative expenses                 30,702          31,622
             Research and development expenses                             4,587           5,473
             Depreciation and amortization                                 4,025           3,626
                                                                           -----           -----
         Total costs and expenses                                         87,850          81,332
                                                                          ------          ------

         Income from operations                                            4,528             272

         Non-operating income (expense):
             Interest income                                                 165             278
             Interest expense                                              (106)           (246)
             Other income, net                                               991              20
                                                                             ---              --

         Income before taxes, minority interests and equity in
             net earnings of affiliates                                    5,578             324

         Income tax provision                                              1,770             131
                                                                           -----             ---

         Income before minority interests and equity in net
             earnings of affiliates                                        3,808             193
         Minority interests and equity in net earnings of
             affiliates                                                    (123)           (124)
                                                                           -----           -----

         Net income                                                      $ 3,685           $ 69
                                                                         =======           ====

         Net income per common share:
             Basic                                                         $0.21          $0.00
                                                                           =====          =====
             Diluted                                                       $0.21          $0.00
                                                                           =====          =====

         Weighted-average number of shares outstanding:
             Basic                                                        17,516         17,373
                                                                          ======         ======
             Diluted                                                      17,888         17,497
                                                                          ======         ======


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                        Nine Months Ended March 31,
                                                                        ---------------------------
                                                                          2002           2001
                                                                          ----           ----
         Revenue:
            Hardware and software                                       $140,223        $125,654
            Service                                                      126,565         110,698
                                                                         -------         -------
         Total revenue                                                   266,788         236,352
                                                                         -------         -------

         Costs and expenses:
           Cost of sales
               Hardware and software                                      78,475          62,113
               Service                                                    61,329          57,046
                                                                          ------          ------
            Total cost of sales                                          139,804         119,159

            Selling, general and administrative expenses                  89,732          93,589
            Research and development expenses                             14,148          14,399
            Depreciation and amortization                                 11,856          10,382
                                                                          ------          ------
         Total costs and expenses                                        255,540         237,529
                                                                         -------         -------

         Income (loss) from operations                                    11,248         (1,177)

         Non-operating income (expense):
            Interest income                                                  678             762
            Interest expense                                               (533)           (597)
            Other income (expense), net                                       42         (1,541)
                                                                              --         -------

         Income (loss) before taxes, minority interests and
            equity in net earnings of affiliates                          11,435         (2,553)

         Income tax provision (benefit)                                    3,996         (1,034)
                                                                           -----         -------

         Income (loss) before minority interests and equity in
            net earnings of affiliates                                     7,439         (1,519)
         Minority interests and equity in net earnings of
            affiliates                                                     (390)           (295)
                                                                         -------       ---------

         Net income (loss)                                               $ 7,049       $ (1,814)
                                                                         =======       =========

         Net income (loss) per common share:
            Basic                                                          $0.40         $(0.10)
                                                                           =====         =======
            Diluted                                                        $0.40         $(0.10)
                                                                           =====         =======

         Weighted-average number of shares outstanding:
            Basic                                                         17,504          17,356
                                                                          ======          ======
            Diluted                                                       17,785          17,356
                                                                          ======          ======


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                                    Accumulated
                                                                             Capital                   Other
                                                         Common Stock       in Excess    Retained  Comprehensive
                                                        Shares   Amount      Of Par      Earnings       Loss          Total
                                                        ------   ------      ------      --------       ----          -----
Balance, June 30, 2001                                  17,475      $437      $56,515    $118,360      $(16,464)       $158,848
Comprehensive income
  Net income                                                --        --           --       7,049             --          7,049
  Foreign currency translation adjustments                  --        --                                      90             90
                                                                                                                       --------
Total comprehensive income                                  --        --           --          --             --          7,139
Stock issued upon exercise of options                       51         1          743          --             --            744
Income tax benefit from stock options exercised             --        --          127          --             --            127
                                                            --        --          ---          --             --            ---
                                                        ------      ----      -------    --------      ---------       --------
Balance, March 31, 2002                                 17,526      $438      $57,385    $125,409      $(16,374)       $166,858
                                                        ======      ====      =======    ========      =========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Condensed and unaudited, in thousands)

                                                                                           Nine Months Ended March 31,
                                                                                           ---------------------------
                                                                                             2002              2001
                                                                                             ----              ----

      Net cash flows provided by operating activities:                                     $20,768           $13,017
                                                                                           -------           -------

          Cash flows from investing activities:
          Purchases of property, plant and equipment                                       (3,950)           (6,745)
          Proceeds on dispositions of property, plant and equipment                             66                --
          Internally developed software                                                    (2,461)           (7,214)
          Proceeds from settlement                                                             200                --
          Purchase of equity interest in investees                                            (51)             (214)
          Net cash paid for acquisitions, minority interests and contingent
            earn-out payments                                                              (3,832)          (11,691)
                                                                                           -------          --------
            Net cash used in investing activities                                         (10,028)          (25,864)
                                                                                          --------          --------

          Cash flows from financing activities:
          Principal payments on line of credit                                            (10,346)           (4,160)
          Principal payments on long-term debt and capital lease obligations               (3,602)             (677)
          Proceeds from lines of credit                                                     15,807            17,021
          Proceeds from issuance of stock                                                      744               350
                                                                                               ---               ---
             Net cash provided by financing activities                                       2,603            12,534
                                                                                             -----            ------

      Effect of exchange rate changes on cash                                                   23             (211)
                                                                                                --             -----

      Net increase (decrease) in cash and cash equivalents                                  13,366             (524)
      Cash and cash equivalents at beginning of period                                      26,456            26,211
                                                                                            ------            ------

      Cash and cash equivalents at end of period                                            39,822           $25,687
                                                                                            ======           =======

The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2002
                (Unaudited, in thousands, except per share data)

1.       Inventories

         The components of inventories are as follows:

                                                                         March 31,                 June 30,
                                                                           2002                      2001
                                                                   ------------------         -----------------
         Raw materials                                             $            6,234         $           3,736
         Work-in-process                                                        1,762                       445
         Finished goods                                                        23,769                    24,366
                                                                   ------------------         -----------------
                                                                   $           31,765         $          28,547
                                                                   ==================         =================

2.       New accounting standards

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2002
                (Unaudited, in thousands, except per share data)


4.       Net income (loss) per share, continued:

         A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

                                                                  Three Months Ended March 31,     Nine Months Ended March 31,
                                                                        2002          2001             2002            2001
                                                                        ----          ----             ----            ----
         Net income (loss)                                           $ 3,685          $ 69            $7,049        $(1,814)
                                                                     =======          ====            ======        =======

         Average common shares outstanding                            17,516        17,373           17,504          17,356
         Dilutive effect of outstanding stock options                    372           124              281              --
                                                                      ------        ------           ------          ------
         Average common shares outstanding assuming dilution
                                                                      17,888        17,497           17,785          17,356
                                                                      ======        ======           ======          ======

         Basic net income (loss) per share                            $ 0.21         $0.00           $ 0.40        $ (0.10)
                                                                      ======         =====           ======        ========
         Diluted net income (loss) per share                          $ 0.21         $0.00           $ 0.40        $ (0.10)
                                                                      ======         =====           ======        ========

         For the three and nine-month periods ended March 31, 2002, 1,562 options and 2,003 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods. For the three and nine-month periods ended March 31, 2001, 2,585 (thousand) options and 2,546 (thousand) options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

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

         A summary of the Company's operating segments is as follows:

                                                                 Three Months Ended March 31,     Nine Months Ended March 31,
                                                                      2002           2001            2002            2001
                                                                      ----           ----            ----            ----
         Revenues (1):
            United States                                            $52,533       $45,895         $151,662        $131,218
            International                                             50,464        44,779          151,190         136,917
            Intersegment eliminations                               (10,619)       (9,070)         (36,064)        (31,783)
                                                                    --------       -------         --------        --------

              Total revenues                                         $92,378       $81,604         $266,788        $236,352
                                                                     =======       =======         ========        ========

         Income (loss) before taxes, minority interests,
         and equity in net earnings of affiliates (1):
            United States                                           $(1,185)      $(3,969)         $(8,432)       $(15,466)
            International                                             13,885         9,724           42,947          32,008
            Intersegment eliminations                                (7,122)       (5,431)         (23,080)        (19,095)
                                                                     -------       -------         --------        --------

              Total income (loss) before taxes, minority
                 interests, and equity in net earnings of
                 affiliates                                           $5,578          $324          $11,435        $(2,553)
                                                                      ======          ====          =======        ========



                                                                                        March 31,    June 30,
                                                                                          2002         2001
                                                                                          ----         ----
         Identifiable assets (2):
            United States                                                               $147,247     $145,568
            International                                                                143,027      128,888
            Intersegment eliminations                                                         --           --
                                                                                        --------     --------
              Total identifiable assets                                                 $290,274     $274,456
                                                                                        ========     ========

(1)      Amounts based on the location of the customer.
(2)      Amounts based on the location of the selling entity.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter and Nine Month Comparisons

     The Company recorded a diluted net income of $0.21 per common share in the third quarter of fiscal 2002, compared with a breakeven net income per common share in the third quarter of fiscal 2001. For the nine-months ended March 31, 2002, diluted net income was $0.40 per common share compared with a net loss of $0.10 per common share for the nine-months ended March 31, 2001. The quarter and year to date increase was mainly due to increased sales volume and a decrease in operating expenses.

     Revenue increased by $10.8 million or 13.2% to $92.4 million for the third quarter of fiscal 2002 compared to the same period last year. For the first nine months of fiscal year 2002, revenue increased $30.4 million or 12.9% to $266.8 million over the same period in fiscal year 2001. A comparison of the sales mix for fiscal years 2002 and 2001 is as follows:


                       Three Months Ended                    Nine Months Ended
                            March 31,                            March 31,

                        2002         2001                    2002           2001
                        ----         ----                    ----           ----
Hardware               37.6%        33.4%                   36.3%          35.8%
Software               16.5%        19.2%                   16.3%          17.4%
Service                45.9%        47.4%                   47.4%          46.8%
                       -----        -----                   -----          -----
                      100.0%       100.0%                  100.0%         100.0%
                      ======       ======                  ======         ======

     In absolute dollars, combined hardware and software revenues for the third quarter of fiscal 2002 increased $7.1 million, or 16.5%, and service revenues increased $3.7 million, or 9.6%, over the same period a year earlier. On a year to date basis, combined hardware and software revenues increased $14.6 million, or 11.6%, and service revenues increased $15.9 million, or 14.3%, over the same period a year earlier.

     For the quarter and year to date, combined hardware and software sales increased primarily due to the increase in sales volume for MICROS PC Workstations. The year to date increase is also attributed to software sales for Opera, which was released in June 2001. Part of the volume increase for PC Workstations is related to a large roll-out program. As the roll-out is completed, the sales volume in PC Workstations may decrease. For the quarter and year to date, service revenues increased primarily due to support revenues earned on a larger customer base.

     Cost of sales, as a percentage of revenue, increased to 52.5% for the third quarter of fiscal year 2002 from 49.8% for the third quarter of fiscal 2001. For the first nine months of fiscal year 2002 and 2001, cost of sales, as a percentage of revenue, was 52.4% and 50.4%, respectively.

     Cost of sales for hardware and software products, as a percentage of related revenue, was 55.4% in the third quarter of fiscal 2002 compared to 48.7% for the same quarter a year earlier, and 56.0% compared to 49.4% for the first nine months of fiscal year 2002 and 2001, respectively. For the quarter and year to date, the increase, as a percentage of revenue, was primarily due to the increased volume of hardware sales (PC Workstations), which generate lower margins. The year to date increase is also attributable to the increase in software amortization from the release of Opera in June 2001.

     Service costs, as a percentage of service revenue, decreased to 49.2% in the third quarter of fiscal 2002 compared to 50.9% in the same quarter in fiscal 2001. In the first nine months of fiscal year 2002, service costs, as a percentage of service revenue, decreased to 48.5% compared to 51.5% in the same period of fiscal year 2001. The quarter and year to date decreases were primarily due to the continued expansion of the Company's customer base and the ability of the Company to increase productivity by increasing service revenues at a rate in excess of service costs.

     Selling, general and administrative expenses decreased $0.9 million, or 2.9%, in the third quarter of fiscal 2002 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 33.2% in the third quarter of fiscal 2002 compared to 38.8% in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, selling, general and administrative expenses, as a percentage of revenue, was 33.6% compared to 39.6% for the same period last year. The quarter and year to date decreases were primarily due to strategic cost reductions, including cost savings from the reduction of headcount in fiscal 2002.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, decreased $0.9 million, or 16.2%, in the third quarter of fiscal 2002 compared to the same period a year earlier. Total research and development expenditures, including capitalized software development costs of $0.7 million in the third quarter of fiscal 2002 and $2.5 million in the third quarter of fiscal 2001, decreased $2.7 million, or 33.7%, compared to the same period a year earlier. For the first nine months of fiscal year 2002, research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, decreased $0.3 million, or 1.7% compared to the same period a year earlier. Total research and development expenditures, including capitalized software development costs of $2.5 million in the first nine months of fiscal 2002 and $7.2 million in the first nine months of fiscal 2001, decreased $5.0 million, or 23.1%, compared to the same period a year earlier. Total research and development expenditures (including capitalized software development) decreased for both the quarter and year to date primarily due to the reduction of headcount and outside consultants used to develop Opera.

     Income from operations for the third quarter of fiscal 2002 was $4.5 million, or 4.9% of revenue, compared to income of $0.3 million, or 0.3% of revenue, in the third quarter of fiscal 2001. For the first nine months of fiscal year 2002, income from operations was $11.2 million compared to a loss of $1.2 million a year earlier. The increase in the third quarter and year to date is primarily due to higher sales volume, increased service margins and a reduction of operating expenses.

     Non-operating income increased from $0.1 million for the third quarter of fiscal 2001 to $1.1 million in the third quarter of fiscal 2002. For the first nine months of fiscal year 2002, non-operating income was $0.2 million compared to non-operating expense of $1.4 million in the prior year. The Company experienced foreign currency translation gain of $0.9 million in the third quarter of fiscal 2002 compared to a loss of $0.4 million in the third quarter of fiscal 2001. On a year to date basis, the Company experienced foreign currency translation gain of $0.1 million in fiscal 2002 compared to a loss of $1.7 million in fiscal 2001.

     The effective tax rate for the third quarter of fiscal year 2002 and 2001 was 31.7% and 40.4%, respectively, while the effective tax rate for year to date of fiscal year 2002 and fiscal 2001 was 34.9% and 40.5%, respectively. The decrease in the effective tax rate is primarily due to the utilization of foreign net operating losses, tax savings due to the creation of Micros-Fidelio Ireland and a decrease in foreign tax rates. The Company anticipates the effective tax rate to remain in the mid 30s percentile by fiscal year-end.

The European Union ("EU") filed a challenge against the U.S. Foreign Sales corporation ("FSC") tax provisions with the World Trade Organization ("WTO"). On July 23, 2001, the WTO issued a final decision upholding this challenge. In January 2002, the Appellate Body confirmed the WTO dispute settlement panel findings. Officials representing the United States on trade issues continue to seek resolution through a negotiated settlement. It is currently not possible to predict what adverse impact, if any, this issue will have on future earnings pending final resolution of the matter with the WTO, EU, and the United States.

Euro Conversion

     On January 1, 2002, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. During a transition period, both the Euro and individual participants' currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency during the transition period. As of March 31, 2002, of the twelve countries currently admitted to the EMU, the Company has subsidiary operations in seven of those countries and distributor relationships in the remaining five countries.

     MICROS has and, to the extent legally required, will continue to address Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. To the best knowledge of the Company, action plans implemented to date result in compliance with current laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Moreover, there is still some uncertainty with respect to the interpretation of certain Euro regulations, and the impact of the regulations on the Company's Euro implementation. All costs incurred to date in connection with the adoption of the Euro have been expensed as incurred and all future costs will be expensed as incurred. The Company currently does not expect these costs to be material to its results of operations, financial condition or liquidity.

Liquidity and Capital Resources

    In December 2001, the Company renewed its $45.0 million multi-currency committed line of credit expiring on December 31, 2002. The financing agreement includes a security interest in inventory and receivables located in the United States. The Company has the one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. As of March 31, 2002, there are balances outstanding of US $7.0 million, AUD (Australian Dollar) 0.5 million (approximately US$0.3 million at the March 31, 2002 rate), ZAR (South African Rand) 14.6 million (approximately US$1.3 million at the March 31, 2002 exchange rate), and JPY (Japanese Yen) 140.0 million (approximately US$1.1 million at the March 31, 2002 exchange rate) under this line of credit.

    The Company also has a credit relationship with a European bank in the amount of DM 15.0 million (approximately $6.7 million at the March 31, 2002 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2002, the Company had no borrowings under this credit facility.

    Net cash provided by operating activities for fiscal 2002 was $20.8 million. The Company used $10.0 million for investing activities in fiscal 2002, including $6.4 million for the purchase of property, plant, and equipment and internally developed software and $3.8 million for earn-out payments and acquisition-related costs. Net cash provided by financing activities for fiscal 2002 was $2.6 million. The cash position of the Company at March 31, 2002 was $39.8 million. All cash is being held for the operation and expansion of the business and the repurchase of the Company's stock.

    The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2002 will be approximately $5.0 million.


Summary

     Until the first quarter of calendar year 2000, the Company had experienced rapid revenue growth at a rate that it believes had exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. As a result of weaker market conditions, the Company's growth rate declined. Currently, given the weak worldwide economic conditions, and the general financial uncertainty triggered in part by the terrorist attacks on September 11, 2001, there can be no assurance that any particular level of growth can be achieved. This is especially true given the disproportionately adverse impact terrorism has had on the hospitality industries that the Company serves. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company's overall gross margin.

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

     Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Exchange Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: political and world instability created by actual and threatened terrorism, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; political instability, including those recently experienced in Argentina and Venezuela; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and controlling expenses. These and other risks are disclosed in the Company's releases and SEC filings, including in the section titled "Business and Investment Risks; Information Relating to Forward-Looking Statements", in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 2001.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Until calendar year 2000, the Company had experienced rapid growth internationally. MICROS's significant international business and presence expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 26 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.

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

     Further, the Company is subject to political risk, as most recently demonstrated by the terrorist attacks of September 11, 2001, and the political and economic instability in Argentina and Venezuela. Political and economic instability and uncertainty caused by terrorism, the resultant conflicts designed to thwart terrorism, and political unrest, adversely impact the travel, tourism and hospitality industries, which the Company serves. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

     Finally, the Company's committed line of credit bears interest at a floating rate of interest. It does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002

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

Items 2 through 4

         No events occurred during the quarter covered by the report that would require a response to these items.

Item 5.  Other Information

         On April 25, 2002, by unanimous consent, the Company's Board of Directors approved the repurchase of Company common shares in the open market, from time to time, in accordance with applicable law. Specifically, the Board authorized the Company to purchase no more than 1,000,000 shares in the aggregate, over a 3-year period commencing April 25, 2002. The timing, volume and pricing of all such stock purchases shall be made at the discretion of the Company as market and business conditions may warrant.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  (b)      Reports on Form 8-K - None

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICROS SYSTEMS, INC.
                                       -----------------------
                                          (Registrant)

May 14, 2002                           /s/ Gary C. Kaufman
------------                               ---------------
                                       Executive Vice President,
                                       Finance and Administration/
                                       Chief Financial Officer


May 14, 2002                           /s/ Cynthia A. Russo
------------                               ----------------
                                       Cynthia A. Russo
                                       Vice President and Corporate Controller