Form 10-K
period 2002-06-30
MICROS SYSTEMS INC
filed 2002-09-30
CIK 320345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

     At the close of business on August 31, 2002, there were issued and outstanding 17,453,164 shares of Registrant's Common Stock at $.025 par value. At such time the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $426,031,733.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders, currently scheduled to be held on November 15, 2002, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis). MICROS is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality industry. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations and cruise ships.

     MICROS's enterprise solutions comprise two major areas: (1) hotel information systems and (2) restaurant information systems. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel and restaurant information systems. The hotel information systems consist of software encompassing property management systems ("PMS"), sales and catering systems ("S&C"), central reservation systems ("CRS"), and customer information systems ("CIS"). The restaurant information systems consist of hardware and software for point-of-sale ("POS") and operational applications, and a suite of back office applications, including inventory, labor, and finance management.

     The Company's PMS are installed worldwide in leading hotel chains such as Marriott International, Six Continents (formerly Bass Hotels), Radisson, Hilton International (United Kingdom), Hyatt International, Wyndham, Starwood, Four Seasons (Canada), Concorde (France), Thistle (United Kingdom), Federal (Australia), Kempinski (Germany), Mandarin Oriental (Hong Kong), Movenpick (Switzerland), Peninsula (Hong Kong), Ramada Europe, Shangri-La International (Hong Kong), Swissotel (Switzerland) and Steigenberger (Germany). Worldwide, there are currently over 11,350 MICROS PMS installations.

     The MICROS CRS is installed in numerous hotel chains such as Best Western International, Four Seasons, Wyndham, Concorde, Equatorial (Malaysia), MacDonalds (United Kingdom), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle, Tourast (Australia) and Vagabond Inns.

     The MICROS CIS is installed in numerous hotel chains such as Four Seasons, Wyndham, Concorde, Equatorial, First, Scandic (Sweden), Peninsula, Hilton International, Rydges, Shangri-La, Sokos, Sorat (Germany), Starhotels, Sun International, Tourast, Taj (India), Oberoi and Pan Pacific.

     MICROS's restaurant POS systems are installed worldwide. Major table service restaurant chain customers include T.G.I. Friday's, Cracker Barrel, Metromedia Restaurant Group, Brinker International, International House of Pancakes, Bertucci's, Perkins, Don Pablo's, La Madeleine, El Torito, Eat 'N Park, Host Services, Six Continents Retail, Hooters, Ruby Tuesday's, Hard Rock Cafe, Corporacion Mexicana de Restaurantes (Mexico), and Whitbread PLC (United Kingdom). Major quick service chain restaurant ("QSR") customers include numerous franchisees of Burger King, Arby's, El Pollo Loco, El Pollo Campero (Guatemala), various franchisees of Yum! Brands (Pizza Hut, KFC International, and Taco Bell), Atlanta Bread, Baja Fresh, Grandy's, Red Rooster (Australia), Panera Bread, Subway, and Wendy's. Most of MICROS's QSR installations are with franchisees.

     MICROS's restaurant POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton International, Starwood, Hyatt, Six Continents, Hilton, Swissotel, Mandarin Oriental, Radisson, Fairmont (Canada), and Ritz-Carlton. Additional significant markets for the Company's POS systems include complex foodservice environments such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. Users include Aramark,

Anton's, Host Marriott, various government entities, and Delaware North. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Sun City (South Africa), Harrah's Casinos, Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, Mirage Casino, Bellagio and The Venetian, the latter five casinos being located in Las Vegas, Nevada.

     MICROS also markets both hotel and restaurant POS systems that it acquired as part of the acquisition of assets of Hospitality Solutions International, Inc. ("HSI") in October 2000. The HSI hotel and restaurant systems products are both Windows(R) based software products that run on personal computers ("PCs"). Additionally, MICROS is marketing and further developing a POS product that it acquired via the stock purchase of Indatec GmbH and Co. KG ("Indatec") in January 2001. The Indatec product is a proprietary based POS system with embedded software. Currently, the Indatec product is sold exclusively in Europe and is targeted to small restaurants and hotels.

PRODUCTS AND SERVICES

Hotel Information Systems

     For the hotel marketplace, MICROS develops, markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems, sales and catering systems, central reservation systems, customer information systems, revenue management systems ("RMS"), an Internet based hotel reservation service called myfidelio.net (formerly named hotelBANK), and installation and support services associated with the various product sets. The PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management, and interfaces to central reservation and global distribution systems. The S&C software enables hotel sales staff to evaluate, reserve and invoice meetings and related events for a property. The CRS software allows hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. The software systems run on PCs. MICROS also offers an Internet based hotel reservation service through its subsidiary called myfidelio.net. This subsidiary's service enables corporations, tourist representation services and consumers to create room reservations directly with designated hotels, thereby bypassing third party reservation systems.

     MICROS markets its hotel products under the MICROS-Fidelio brand name. The systems run on industry standard Intel(R)-based PCs. In June 1997, MICROS-Fidelio introduced a version of the MICROS-Fidelio Suite, called Version 7.0, which utilizes the Microsoft Windows(R) graphical user interface and an Oracle database. To date, over 2,800 sites are installed with Version 7.0. A DOS-based version of the Fidelio Front Office, Version 6.0, is still marketed and has over 7,000 sites installed. For smaller properties, MICROS markets a system called FidelioXpress that is designed for smaller lodging sites. To date, over 550 sites are installed with FidelioXpress. MICROS has over 11,350 installations worldwide of all versions of its PMS in both international hotel chains and independent hotel/resort properties. The Front Office PMS product is closely integrated with MICROS POS systems for hotel table service restaurants.

     MICROS markets a specialized version of its Fidelio PMS product to the cruise industry via its subsidiary Fidelio Cruise. The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management. Over 100 cruise ships are installed by Fidelio Cruise. Customers include Radisson Seven Seas, Princess Cruises, P. & O. Cruises, Holland America and Norwegian Cruise Lines.

      MICROS introduced a new complete hotel software suite in fiscal 2001 called Opera. The Opera suite development started in 1996. Opera includes modules for property management, central reservations, customer information systems, sales and catering, revenue management, and quality management. Opera is designed to run on PCs and large PC based servers. All the products are designed to share a common Oracle database. Opera will run under these three operating systems: Microsoft Windows(R) (NT, 2000 and XP), IBM AIX, and Sun Solaris. The Opera software suite is deemed an important product line for MICROS's continued growth in the hotel information systems market. As of June 30, 2002, various modules of Opera were installed in over 325 hotel sites.

     The next generation product for European users of Fidelio Version 6.0 and
7.0 users, named Version 8.0, is being developed in Hamburg, Germany. This product will contain certain Internet based features and utilize the Windows(R) operating system with an Oracle database. The product is targeted for release in fiscal 2003, and designed to meet the needs of independent hotel operators based in Europe. The product's feature set is positioned for smaller to mid-size hotels.

     Additionally, MICROS has entered into a partnership with Systems Union Group Plc, headquartered in London. This partnership involves the joint product development and marketing of application software based on Systems Union's back office accounting applications. The purpose of the relationship is to enable MICROS to offer a hotel customer a complete suite of integrated software solutions that encompasses operational needs and back office accounting and reporting. As part of this partnership, MICROS serves as a preferred reseller of Systems Union's software and business solutions.

     As part of MICROS's acquisition of the assets of HSI, the Company secured a PMS product called Jaguar. Jaguar is a PC based PMS system targeted at smaller lodging sites, both independent and chains. It has an installed base of over 500 sites.

Restaurant Information Systems

     MICROS's restaurant systems include POS application software, encompassing transaction control, restaurant operations, accounting data, interfaces to other systems, communications, and hardware and support services. Depending on the products installed, the systems run on either proprietary hardware terminals or PCs.

     The Company's restaurant POS systems for the table service/leisure and entertainment markets are the 8700 Hospitality Management System ("HMS"), the 9700 HMS, the 3700 POS system, HSI POS, Indatec, the 2700 HMS and the 2800 HMS. For the quick service market, MICROS offers the 3700 POS System and the 2400 Fast Food System ("FFS").

     The Company also offers the MICROS PC Workstation ("PCWS"), named the Eclipse, which is an Intel(R)-based microprocessor personal computer, for sale in both hospitality and non-hospitality markets. The Eclipse was released in June 2001 and serves as the replacement for an earlier PCWS named Ultra. The PCWS is a specialized point-of-sale computer designed to withstand the rigors of a restaurant environment. Sanmina-SCI Corporation ("SSCI") manufactures the MICROS Eclipse PCWS in its Lynchburg, Virginia plant. It is a color touchscreen based system that offers both passive and active matrix display options. MICROS resells various hardware products such as personal computers, printers, network cards, and other related computer equipment. MICROS signed an agreement with Hewlett Packard Corporation in fiscal 2000 in which Hewlett Packard was designated as a non-exclusive preferred provider of personal computers, printers, and networking equipment on a global basis. Sales under this relationship began in fiscal 2001. MICROS is designing a new POS terminal, called User Workstation IV, that is scheduled to be introduced in the second half of fiscal year 2003. This product is a thin-client point of sale terminal with standalone resiliency. This capability means that if the system server shuts down that the POS terminal can continue to function and store data until the server is operational.

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

     The Company introduced the next generation version of the 8700 HMS in fiscal 2001, named the 9700 HMS. This product incorporates the feature set of the 8700 HMS, but runs on Microsoft's Windows(R) 2000 operating system, and possesses additional features and functionality, including additional reporting tools.

     The 3700 POS, released in October 1996, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft's Windows(R) 2000 operating system, utilizes either Microsoft's SQL or Sybase's relational databases, and runs on industry standard Intel(R)-based PCs. It utilizes a touchscreen, with the Microsoft Windows(R) based graphical user interface.

     The 2700 HMS, of which the first version was released in March 1989, is a stand-alone intelligent terminal designed for table service restaurants, both large and small. The 2700 HMS, available in both an entry level and premium-configured platform, relies on proprietary terminal architecture and interfaces with Microsoft's DOS/Windows(R), PC back office software systems. The 2700 HMS Touchscreen System, released in September 1991, combines touchscreen technology with the Company's 2700 HMS POS system. In 1999, the 2800 HMS was released. The 2800 HMS gives the 2700 HMS system the ability to utilize the restaurant operations software developed for the 3700 POS.

     During fiscal 1999, MICROS introduced the Restaurant Enterprise Series ("RES") software suite, now called the RES 3000. RES is a software suite of products that encompasses point-of-sale transaction control, restaurant operations (labor scheduling, time and attendance and financial management), data analysis, and communications. The POS software comprises the front-end application for the 3700 and 2800 POS systems. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, financial management, and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation's headquarters) for data collection and analysis. Additionally, changes such as pricing and menus can be made at a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS's strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.

     For quick service restaurants, MICROS markets the 2400 FFS and the 3700 POS. The 2400 FFS, released in October 1991, features a proprietary, networked intelligent terminal architecture. The system's application software addresses quick service requirements in the areas of order entry, drive-thru operations, inventory tracking, employee timekeeping/labor tracking and data communications and produces a variety of management reports through an interface with back office, PC based software systems. MICROS offers a back office management information systems software package called the 2400 Manager Workstation Plus ("MWS+"). The MWS+ software is a PC-based software product that provides for management analysis of sales and operational trends at quick service restaurants, both at the store and corporate levels. The product also integrates POS functions with in-store back office, regional and home office management information system functions. The RES 3000 incorporates new software features required by the QSR industry. The addition of the RES 3000 allows MICROS to offer QSR customers a PC based, Windows(R) 2000 operating system POS architecture.

     In fiscal 2001, MICROS made a minority investment in Vivonet, Inc., a Vancouver, Canada based privately held software development company. The investment was in the form of both equity and convertible debentures. As part of the minority investment, MICROS secured exclusive distribution rights for the global hospitality industry to distribute Vivonet's web-based POS system. MICROS introduced this product, named iPOS, in fiscal 2002. In fiscal year 2003, MICROS shall receive a perpetual, royalty-free, exclusive (for the hospitality industry) license to iPOS, and shall thereafter assume full development and control of this product. Development will be conducted in MICROS's Columbia, Maryland headquarters building. MICROS will maintain its equity interest in Vivonet which, on a fully diluted basis, is approximately 5%.

     In addition, MICROS developed and introduced an Internet based portal product called "mymicros.net" during fiscal year 2002. Mymicros.net posts store transaction POS detail to a centralized data warehouse in near real time. This allows the customer to view reports and charts for single store, a group, or the entire enterprise from anywhere that has an Internet connection. In fiscal year 2003, MICROS will introduce a web-based labor scheduling product for inclusion in mymicros.net. The mymicros.net software product can either be purchased via a license to use or by an annual or multi-year subscription contract.

     MICROS is marketing the HSI POS product primarily to table service customers in North America via a direct sales force. The product's functionality is similar to the MICROS RES 3000. A portal called "myhsi.net" was introduced in fiscal year 2002. The product's functionality is similar to the mymicros.net portal and is designed for the HSI POS product. MICROS plans on continuing the development of the HSI POS product, which serves effectively certain niches of the hospitality industry.

     The Indatec product is being marketed to smaller table service restaurants and small hotels with restaurants in Europe that do not require the higher-level functionality of MICROS POS products. These smaller restaurants require a lower cost product in terms of purchase and installation expense, a market niche that the Indatec product is designed to serve.

     The Company's design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company's hotel PMS products.

Services

     MICROS provides a wide range of service products and services to its customers. Products include spare parts, media supplies (ribbons, paper, etc.), network products, active power-line conditioners and uninterruptible power supplies. Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, systems configuration, network support and consulting. MICROS also now offers a software hosting capability as part of the mymicros.net service. This service allows customers to access mymicros.net without investing in hardware and a network. The customer may either purchase a license to use the software, or subscribe to mymicros.net for a fixed term under a multi-year contract.

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

     MICROS operates a help desk seven days a week, 24 hours per day (7/24) in its Columbia, Maryland headquarters. This central support operation receives support calls from customers and addresses them on-line or dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether it be a MICROS subsidiary or distributor. MICROS maintains regional support centers in Neuss, Germany, Buenos Aires, Argentina and Sydney, Australia. MICROS's corporate customer service provides back-up support for its regional centers. Customer support for myfidelio.net is centered in Hamburg, Germany, the site of the subsidiary's product development operations. MICROS's HSI division maintains a 7/24 call center in Phoenix, Arizona to support its hotel and restaurant products.

     In fiscal 2002, MICROS made a decision to open a call center in Galway, Ireland. This center will become operational in fiscal 2003 and will serve as the software support call center for all MICROS POS and Fidelio installations in the United Kingdom and as the sales center for all hotel software in this geographical area. The new center will replace MICROS's current United Kingdom call center currently located in Slough, England.

     MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue, which comprises programming, installation, training, in-field support and help-desk maintenance, constituted approximately 47% ($172.6 million) of MICROS's total revenues in fiscal 2002, 47% ($154.8 million) in fiscal 2001 and 40% ($143.3 million) for fiscal 2000.

     An important component of MICROS's service offerings are maintenance service contracts that encompass field and depot hardware maintenance and software support. Most service maintenance contracts are annual contracts that will automatically renew for a one-year renewal term unless either party tenders timely notice of non-renewal. Service maintenance contracts were $99.5 million for fiscal 2002, $87.0 million for fiscal 2001 and $65.7 million for fiscal 2000. Service maintenance contract revenue is included in the service revenue for the Company.

SALES, MARKETING AND DISTRIBUTION

     The Company considers its direct and indirect global distribution network a major strength. This network has been built over the past 25 years. The Company (including its various subsidiaries), its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company's existing customer base with enhanced products and services.

     The Company's products are sold primarily through three channels: (i) the Direct Sales Channel, comprised of the Company's sales distribution network consisting of approximately 46 wholly or majority owned subsidiaries and sales offices, (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 66 domestic dealers and 60 international distributors.

     Foreign sales, including export sales from the United States, accounted for approximately 48% ($176.7 million) of the Company's total revenue in fiscal 2002, 47% ($154.7 million) in fiscal 2001 and 53% ($190.9 million) of the
Company's total revenue in fiscal year 2000.

RESEARCH AND DEVELOPMENT

     The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as those from its competitors, have increasingly offered a wider range of features and capabilities.

     The Company conducts its core POS product software and hardware development at its Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs outside the United States, MICROS also conducts POS software development in its subsidiaries located in Phoenix, Arizona, Singapore, Sydney, Australia, Hamburg, Neuss and Bernau am Chiemsee, Germany. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire ownership or licensing rights to such products and designs.

     In fiscal 1998, MICROS started using the hardware design services of SSCI. This outsourcing allowed the Company to reduce its internal staff of designers while increasing its capacity to design new hardware platforms. MICROS still retains an in-house design capability in Columbia, Maryland. See also Manufacturing in Part I of this Form 10-K.

     MICROS-Fidelio's hotel PMS, S&C, CRS, and CIS development is primarily conducted in Naples, Florida. MICROS maintains close relationships with major software operating and database companies such as Oracle, Novell, Sybase, and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS's international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

     Product development for MICROS's myfidelio.net subsidiary is conducted in Hamburg, Germany. The operational headquarters for myfidelio.net resides in Stockholm, Sweden.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, amounted to $19.3 million, $19.7 million, and $17.6 million for fiscal years 2002, 2001 and 2000, respectively. Actual research and development expenditures, including capitalized software development costs of $3.0 million, $8.9 million, and $8.2 million for fiscal years 2002, 2001 and 2000, respectively, amounted to $22.3 million, $28.6 million, $25.8 million for fiscal years 2002, 2001 and 2000, respectively.

COMPETITION

     The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality industry and its corporate focus on providing information systems solutions principally to the hospitality industry.

     The markets in which the Company operates are highly competitive. MICROS competes on the basis of various factors, including product functionality, service capabilities, price and geography. There are at least 40 competitors worldwide that offer some form of sophisticated POS system similar to the Company's and over 100 hotel systems competitors. Competitors in the POS marketplace include full service providers such as Aloha, Infogenesis, NCR, Par Technology, Panasonic, POSitouch, Radiant Systems, Sharp, Squirrel, Tridex, Vectron AG, and hardware providers such as Aspeon, IBM, and NCR, who market their products in conjunction with independent software vendors. There are also numerous companies that license their POS-oriented software with PC-based systems in regional markets around the world.

     Many of the over 100 competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Daylight Software, MAI Systems, Multi-Systems, Newmarket, Optims, Pegasus, Springer-Miller, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, MICROS generally faces smaller, regionally oriented competitors.

     The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Pegasus and Springer-Miller, and specialized central reservation providers such as Lexington Services, VIP International Corp. and WizCom International/Trust

International (subsidiaries of Cendant). The market for central reservation systems is highly competitive.

    MICROS believes that the CIS market has various competitors. Those that offer such a product are generally smaller companies targeting specialized segments of the market. However, most of the systems in place today are customized solutions developed by specific chains for their own use. These customized systems are thus not marketed to other hotel chains. The CIS market is relatively young and untested, and thus the future growth and direction of such is uncertain.

MANUFACTURING

     The Company's manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. Pursuant to a contract with MICROS, SSCI manufactures MICROS's POS terminals, PCWS terminals, and certain communication boards. The Company entered into this non-exclusive agreement in order to lower its manufacturing costs, expand the availability of POS and PCWS terminals, and improve product quality.

     The decision to outsource the Company's manufacturing was based upon an extensive analysis of projected long-term product costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that MICROS could potentially obtain desired products from SSCI at a lower cost than the Company could produce. SSCI also had sufficient assembly capacity to meet MICROS's forecasted sales demand, and was capable of achieving targeted product quality levels. MICROS retains a limited manufacturing capability of certain products. While MICROS believes that there are entities other than SSCI that could provide manufacturing capabilities, any default by SSCI or disruption in its manufacturing process could have a material short-term adverse impact on the operations of MICROS. While MICROS maintains a good relationship with SSCI under the manufacturing agreement, MICROS was unable to achieve an amicable arrangement with a subsidiary of SSCI in connection with certain alleged breaches by the SSCI subsidiary under a 1999 development agreement and therefore MICROS has filed litigation in the state of Maryland to recover certain damages. While there can be no assurances that the manufacturing relationship will remain good, the parties have decided to continue to maintain the manufacturing relationship without interruption.

     MICROS's Indatec operation manufactures its POS systems in a facility in Bernau am Chiemsee, Germany and contracts with a third party manufacturer in Germany for additional production capacity. MICROS's Asia/Pacific Region offers a PC based terminal called the Elite from a regional based contract manufacturer.

     Material sourcing is based on availability, service, cost, delivery and quality of the purchased items from domestic and international suppliers. Some items are custom manufactured to the Company's design specifications. MICROS believes that the loss of its current sources for components would not have a material adverse effect on the Company's business since other sources of supply are generally available. Except as provided above, the Company believes it maintains good relationships with its suppliers.

     In July 2001, MICROS moved its logistics operations from a building in Beltsville, Maryland to a new facility in Hanover, Maryland. This facility serves as MICROS's main distribution center for filling customer orders as well as light assembly and product configuration services.

EMPLOYEES

     As of August 31, 2002, the Company had approximately 2,507 full-time employees. Approximately 1,225 or 49% of these employees are based in North America (United States and Canada), with approximately half of the US-based employees located in the Company's Columbia, Maryland headquarters. The balance of this group is employed principally at the Company's regional district offices, divisional office located in Phoenix, Arizona and its product development subsidiaries in Naples, Florida, and Portsmouth, New Hampshire. Approximately 880, or 35%, of the Company's employees are employed in the Europe/Africa/Middle East region, 332 employees, or 13% of total employees, are employed in the Asia/Pacific region, and 70 employees, or 3% of total employees, are located in the Latin America region. On an aggregate basis, the Company had approximately 289 employees in sales/marketing, 1,872 employees in customer support services, administration and finance; 266 employees in product development; and 80 employees in operations. The Company is not a party to any collective bargaining agreements. None of the Company's employees are represented by a labor union, except in Germany, France and Mexico, as mandated by law. MICROS does use certain suppliers whose employees may be represented by labor unions. MICROS believes it maintains good relations with its employees.

FOREIGN SALES AND FOREIGN MARKET RISK

     The Company recorded foreign sales, including exports from the United States, of approximately $176.7 million during fiscal 2002 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada. Comparable sales in fiscal 2001 and 2000 were $154.7 million and $190.9 million, respectively. See Note 15 of Notes to Consolidated Financial Statements for additional geographic data.

     MICROS's significant international business and presence expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 23 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.

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

FLUCTUATIONS AND CUSTOMERS

     The Company's quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Political uncertainty and world turmoil, such as the terrorist attacks in the U.S. on September 11, 2001, will continue to adversely impact travel and tourism and therefore the Company's quarterly operating results. Moreover, the Company has experienced increased seasonality of its business, given the significant volume of international sales. In particular, with the European summer holiday, the Company generally experiences lower sales volume in the first fiscal quarter relative to other quarters. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS's third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

     No single customer accounts for 10% or more of the Company's consolidated revenues, nor is any material portion of the Company's business subject to renegotiation of profits at the election of the U.S. Federal Government. In fiscal years 2001 and 2002, the Company did participate, directly and indirectly, in certain contracts with the U.S. Federal Government, which such contracts contained standard termination for convenience clauses. The Company would not anticipate any material adverse financial impact in the event that the U.S. Government elected to exercise a termination for convenience clause.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

BACKLOG

     The Company generally has a backlog of approximately two months' revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 2002, 2001, and 2000, the backlog totaled approximately $67.2 million, $59.4 million and $43.0 million, respectively.

OTHER

     The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2002. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. Interest due under the line of credit is calculated as follows:
(i) if the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus an additional prime rate percentage, or the LIBOR rate plus an additional LIBOR rate percentage; however, (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage. The Company has a one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate. Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts. The agreement also requires the Company to satisfy certain financial covenants and limits the assumption of additional debt and restricts the Company's payment of dividends other than stock dividends.

     The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $7.6 million at the June 30, 2002 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     As of June 30, 2002, the total outstanding line of credit is $18.7 million consisting of: US $15.0 million, ZAR (South African Rand) 14.6 million (approximately $1.4 million at the June 30, 2002 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $0.8 million at the June 30, 2002 exchange rate), AUD (Australian Dollar) $0.5 million (approximately $0.3 million at the June 30, 2002 exchange rate) and JPY (Japanese Yen) 140.0 million (approximately $1.2 million at the June 30, 2002 exchange rate). The Company has approximately $32.4 million available to borrow. The amount available to borrow was reduced by $1.5 million for exchange contracts as mandated in the amended financing agreement.

      In May 2000, the Company signed a $1.2 million promissory note with the Maryland Department of Business and Economic Development. The loan was for ten years, and was satisfied and discharged in full in February 2002 (see Note 6 of Notes to Consolidated Financial Statements).


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

-- Potentially unfavorable adverse economic conditions arising from President Bush's "war on terrorism", and the threatened attack on Iraq (this is especially true in the hospitality and tourism industry, where geo-political instability has a material adverse impact);

-- Given the adverse impact on the travel and hospitality industry as a result of the terrorist attacks of September 11, 2001, MICROS has experienced delays in certain purchases. There can be no guarantee that this slow down will be only short-term;

-- MICROS's actions in connection with continued and increasing price and product competition in many product areas, including but not limited to Eclipse PC Workstations, and the impact on sales margins for those items;

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

-- Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large MICROS vendors, including Sanmina-SCI Systems, Inc., resulting in a disruption or discontinuation of the services or products provided to MICROS, or difficulties in the manufacturing relationship;

-- The technological risks of large customer roll-outs, especially where the contracts involve newer technology such as the MICROS-Fidelio integrated hotel information system known as Opera, or third party software; and installation of which the customer contracts with MICROS to provide;

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

-- Ongoing economic and political turmoil and instability in countries where MICROS maintains a direct sales and service presence, such as Argentina, Brazil and South Africa;

-- The ability of MICROS to recruit and retain engineers and other highly-skilled personnel;

-- Although MICROS attempts to protect its proprietary technology through a combination of trade secrets, copyright, trademark law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to MICROS's products;

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

-- Unanticipated impact of issues relating to the adoption and implementation of a common currency, the Euro, by the European Economic and Monetary Union ("EMU"); unanticipated litigation expenses relating to the adoption and implementation of the Euro, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products.

ITEM 2.  PROPERTIES

     The Company's worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the "Lease Agreement") expiring on March 1, 2010, MICROS leases the entire five story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation. The Company's executive offices are located at the Columbia facility. The Company also conducts sales, marketing, customer support, and product development activities at this location. MICROS is currently subleasing one of the five floors (approximately 50,000 square feet) to an independent local company pursuant to a 2 year sublease agreement, which expires on October 31, 2002. As the current sub-tenant has elected not to renew its sublease, MICROS has engaged an independent brokerage firm to find a suitable sub-tenant for the space. As it is likely that MICROS will not be able to find a suitable and credit-worthy sub-tenant prior to the expiration of the existing sub-lease given the current real estate market conditions, MICROS will incur additional costs and expenses. It is impossible to predict when MICROS will be able to contract with a suitable new sub-tenant, especially given the uncertain and weak real estate markets currently existing in Columbia, Maryland.

     Effective August 1, 2001, and as a replacement to its former warehouse/staging facility in Beltsville, Maryland, MICROS leased a facility approximately 75,600 square feet in Hanover, Maryland. MICROS conducts light assembly, manufacturing, repair and configuration in this facility. MICROS leases the Hanover facility pursuant to a lease expiring July 31, 2009 with a termination right first available in July 2006.

     The Company's European headquarters facility, in which the Company conducts certain sales, marketing, development and customer support activities for Europe, is located in Neuss, Germany. Currently, the Company leases approximately 42,000 square feet in a Neuss office building pursuant to a lease agreement expiring in May 31, 2007.

     Further, the Company leases approximately 20,515 square feet of office space in Naples, Florida, where the Company develops software, including the Opera suite of products, for the hotel industry.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 2002, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     As of August 31, 2002, there were approximately 508 record holders of the Company's Common Stock, $.025 par value.

      The Company's Common Stock (symbol "MCRS") is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system. The following table shows the range of trading prices (closing prices) for the period indicated, as reported by NASDAQ.

     On August 31, 2002, the closing price for the stock was $24.41.


                                                             Price Range
                                                             -----------
                                                             (in dollars)
                                                             ------------
                                                           High           Low
                                                           ----           ---
  Year Ended June 30, 2002
  7/01/01 - 9/30/01               (First Quarter)         28.40          16.80
  10/01/01 - 12/31/01             (Second Quarter)        26.12          17.01
  1/01/02- 3/31/02                (Third Quarter)         30.78          20.25
  4/01/02 - 6/30/02               (Fourth Quarter)        29.07          25.53

  Year Ended June 30, 2001
  7/01/00 - 9/30/00               (First Quarter)         26.00          14.69
  10/01/00 - 12/31/00             (Second Quarter)        23.50          14.88
  1/01/01- 3/31/01                (Third Quarter)         21.94          16.31
  4/01/01 - 6/30/01               (Fourth Quarter)        24.68          16.81

  Year Ended June 30, 2000
  7/01/99 - 9/30/99               (First Quarter)         40.50          32.50
  10/01/99 - 12/31/99             (Second Quarter)        76.25          38.88
  1/01/00 - 3/31/00               (Third Quarter)         67.75          51.09
  4/01/00 - 6/30/00               (Fourth Quarter)        56.19          15.75


     The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business and the repurchase of the Company's stock. In addition, certain indebtedness restricts the amount of cash dividends which may be payable. The Company is a party to a line of credit agreement expiring December 31, 2002, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements). Future cash dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, and other existing conditions.

     In fiscal 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's stock. As of August 31, 2002, the Company has purchased a total of 165,000 shares of its common stock, at prices ranging from $22.20/share to $28.00/share, at an aggregate cost of $4.3 million.

ITEM 5 continued:

                      EQUITY COMPENSATION PLAN INFORMATION

                               Number of                                          Number of
                             securities to             Weighted-             securities remaining
                             be issued upon             average              available for future
                              exercise of            exercise price         issuance under equity
                              outstanding            of outstanding           compensation plans
                           options, warrants       options, warrants,       (excluding securities
Plan category                  and rights              and rights          reflected in column (a))
-------------                  ----------              ----------          ------------------------
                                  (a)                     (b)                        (c)
Equity compensation
plans approved by
security holders                     3,754,971                  $26.68                      529,813

Equity compensation
plans not approved
by security holders                                                 --
                                            --                                                   --
                                     ---------                                              -------

          Total                      3,754,971                  $26.68                      529,813
                                     =========                                              =======





ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

                                                                        Fiscal Years Ended June 30,
                                                           2002        2001        2000        1999          1998
                                                           ----        ----        ----        ----          ----
  Statement of Operations Data
     Revenue                                              $367,163    $326,776    $361,854     $337,079    $281,918
     Income from operations                                $18,764      $3,999     $29,470      $48,645     $34,077
     Net income (loss)                                     $12,239      ($704)     $16,204      $27,294     $19,641
     Basic net income (loss) per common share (1)            $0.70     ($0.04)       $0.96        $1.69       $1.23
     Diluted net income (loss) per common share (1)          $0.69     ($0.04)       $0.91        $1.60       $1.18
     Cash dividends                                             --          --          --           --          --
  Balance Sheet Data
     Working capital                                       $83,485     $60,644     $93,535      $75,301     $45,399
     Total assets                                         $312,830    $274,456    $278,977     $232,130    $204,611
     Long-term debt and capital leases (2)                    $426      $3,679      $4,519       $6,148      $9,790
     Shareholders' equity                                 $178,362    $158,848    $163,621     $119,273     $91,733
     Book value per share                                   $10.18       $9.09       $9.44        $7.36       $5.70
  Additional Data
     Weighted average number of common shares
     Outstanding - basic                                    17,510      17,377      16,796       16,140      16,027
                 - diluted                                  17,850      17,377      17,892       17,034      16,690

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CRITICAL ACCOUNTING POLICIES

         MICROS considers certain accounting policies related to revenue recognition, capitalized software, goodwill, bad debt, income taxes and foreign currency translation to be critical policies. For a detailed discussion and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.

         Revenue recognition

         Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from licensed software sales is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if MICROS has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. This deferral is earned when significant obligations no longer exist. Revenue from customer-specific development work is recognized under the completed contract method. Service contract revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term. Revenue from the installation of the product and the training of customer's staff is recognized as the work is performed.

         Capitalized software development costs

         Software development costs, for software products to be licensed to others, incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers upon which amortization begins. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product.

         Goodwill and intangible assets

         Goodwill represents the excess of purchase price over the fair value of the net assets of the acquired subsidiaries and investees. Goodwill and intangible assets are stated on the basis of cost and are amortized on a straight-line basis over their estimated periods of benefit, none of which exceeds 10 years. Recoverability is assessed whenever adverse events and changes in circumstances indicate that undiscounted cash flows previously anticipated warrant reassessment. Beginning in July 2002, the Company will discontinue the amortization of goodwill based on Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

         Bad debt

         MICROS maintains allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

         Foreign currency translation

         The financial statements of MICROS's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollar are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders' equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2002 TO FISCAL 2001:

      The Company recorded a diluted net income of $0.69 per common share in fiscal 2002, compared with a diluted net loss of $0.04 per common share in fiscal 2001. This increase was primarily due to increased sales volume and cost savings from operating expenses, both in absolute dollars and as a percentage of revenue.

     Revenue increased by $40.4 million, or 12.4%, to $367.2 million for fiscal 2002 compared to the same period last year. A comparison of the sales mix for fiscal years 2002 and 2001 is as follows:

                                          Year Ended June 30,
                                          -------------------
                                     2002                      2001
                            ----------------------      --------------------
                            $ (000's)       %           $ (000's)      %
                            ---------       -           ---------      -
             Hardware           $134.1       36.5%         $116.1      35.5%
             Software             60.5       16.5%           55.9      17.1%
             Service             172.6       47.0%          154.8      47.4%
                                 -----       -----          -----      -----
                 Total          $367.2      100.0%         $326.8     100.0%
                                ======      ======         ======     ======

     In absolute dollars, combined hardware and software revenues for fiscal 2002 increased $22.7 million, or 13.2%, and service revenues increased $17.7 million, or 11.4%, over the same period a year earlier. Combined hardware and software sales increased primarily due to the increase in sales volume for MICROS PC Workstations and software sales for Opera, which was released in June 2001. Part of the volume increase for PC Workstations is related to a large rollout program. As the rollout was substantially completed in the second half of fiscal 2002, the sales volume in PC Workstations may decrease in fiscal 2003. Service revenues increased primarily due to support revenues earned on a larger customer base.

     The Company's revenue for fiscal 2002 was transacted in approximately 23 currencies, while in fiscal years 2001 and 2000, the Company's revenue was transacted in approximately 29 currencies. The decrease of currencies transacted is due to the adoption of the Euro as the common currency for the twelve participating member nations of the European Union ("EU"). MICROS has subsidiaries in seven of the twelve participating member nations. The relative mix over the past three years is as follows:

                                    Year Ended June 30,
                                    -------------------
  Revenues by currency (1)          2002     2001     2000
                                    ----     ----     ----

  United States Dollar               57%      59%      57%
  Euro                               18%        -        -
  German Mark                          -      12%      13%
  British Pound Sterling              7%       7%       9%
  Australian Dollar                   3%       3%       4%
  French Franc                         -       3%       3%
  Swedish Krona                       2%       2%       2%
  Italian Lira                         -       2%       1%
  Chinese Renminbi                    1%       1%       1%
  Singapore Dollar                    1%       1%       1%
  Spanish Peseta                       -       1%       1%
  All Other Currencies (2)           11%       9%       8%
                                     ---       --       --
  Total                             100%     100%     100%
                                    ====     ====     ====

  (1) Calculated using average month end exchange rates for the year.
  (2) Represents approximately 16 currencies in fiscal 2002 and 19 currencies in fiscal 2001 and 2000.

     Cost of sales, as a percentage of revenue, increased to 51.8% from 49.8% for fiscal 2002 compared to fiscal 2001. Cost of sales for hardware and software products, as a percentage of related revenue, was 55.5% and 49.1% in fiscal 2002 and 2001, respectively. The increase is primarily due to the increase in sales for hardware (MICROS PC Workstations), which generate lower margins. In addition, software amortization increased by $2.8 million due to the release of Opera in June 2001.

     Service costs, as a percentage of service revenue, decreased to 47.5% in fiscal 2002 compared to 50.6% in fiscal 2001. The decrease was primarily due to the continued expansion of the Company's customer base and the ability of the Company to increase productivity by increasing service revenues at a rate in excess of service costs.

     Selling, general and administrative expenses decreased $3.0 million, or 2.4%, in fiscal 2002 compared to fiscal 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 33.5% in fiscal 2002 compared to 38.6% in fiscal 2001. The decrease is due primarily to strategic cost reductions in fiscal 2002.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, decreased $0.4 million, or 1.9%, in fiscal 2002 compared to fiscal 2001. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) decreased to 5.3% in fiscal 2002 compared to 6.0% in fiscal 2001. Capitalized software development costs were $3.0 million in fiscal 2002 compared to $8.9 million in fiscal 2001. Total research and development expenditures, including capitalized software development costs, decreased 21.7% from $28.6 million in fiscal 2001 to $22.4 million in fiscal 2002. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 6.1% in fiscal 2002 compared to 8.7% in fiscal 2001. Total research and development expenditures, including capitalized software development costs, decreased mainly due to the reduction of outside consultants after the release of the Opera software in June 2001.

     Depreciation and amortization increased $1.7 million, or 12.0%, in fiscal 2002 compared to fiscal 2001. As a percentage of revenue, it has remained constant at 4.4%.

     Income from operations for fiscal 2002 was $18.8 million, or 5.1% of revenue, compared to income of $4.0 million, or 1.2% of revenue in fiscal 2001. The increase is primarily due to an increase in sales, improved service margins and a reduction of operating expenses, partially offset by a decrease in hardware and software margins.

     Non-operating income for fiscal 2002 increased $4.3 million compared to fiscal 2001 mainly due to the write down of a cost investment of $1.2 million in fiscal 2001. The increase is also due to a foreign currency translation gain of $0.4 million in fiscal 2002 compared to a foreign translation loss of $1.2 million in fiscal 2001.

     The effective tax rate for fiscal 2002 was 34% compared to 291.9% for fiscal 2001. The overall decrease was due to the utilization of previously valued net operating losses and the utilization of foreign tax credits.

     The EU filed a challenge against the U.S. Foreign Sales corporation ("FSC") tax provisions with the World Trade Organization ("WTO"). On August 30, 2002, the WTO arbitrator issued a final decision upholding this challenge. The arbitrator's decision allows the EU to impose sanctions on imports of U.S. goods into EU member countries. The EU has not begun to impose such sanctions, nor has it indicated when or if it will begin such charges. Legislative bodies in the U.S. have made the revision of the international tax provisions of the Internal Revenue Code a high priority on the legislative agenda. It is uncertain when or if such legislative actions will mitigate the sanctions ruled upon by the WTO. It is currently not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the matter with the WTO, EU, and the United States.

COMPARISON OF FISCAL 2001 TO FISCAL 2000:

      The Company recorded a diluted net loss of $0.04 per common share in fiscal 2001, compared with a diluted net income of $0.91 per common share in fiscal 2000. The decreased net income was primarily due to lower sales volumes as a result of market conditions and higher operating expenses both in absolute dollars and as a percentage of revenue.

     Revenue of $326.8 million for fiscal 2001 decreased $35.0 million, or 9.7%, compared to the same period last year. A comparison of the sales mix for fiscal years 2001 and 2000 was as follows:

                                 Year Ended June 30,
                                 -------------------
                            2001                       2000
                   --------------------        ----------------------
                   $ (000's)      %             $ (000's)      %
                   ---------      -             ---------      -
   Hardware           $116.1      35.5%            $152.2       42.1%
   Software             55.9      17.1%              66.3       18.3%
   Service             154.8      47.4%             143.3       39.6%
                       -----      -----             -----       -----
       Total          $326.8     100.0%            $361.8      100.0%
                      ======     ======            ======      ======

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

     Combined hardware and software revenues for fiscal 2001 decreased $46.5 million, or 21.3%, while service revenues increased $11.5 million or 8.0%, over the same period a year earlier.

     The Company's revenue for fiscal 2001 was transacted in approximately 29 currencies, while in fiscal years 2000 and 1999, the Company's revenue was transacted in approximately 29 and 25 currencies, respectively. The relative mix over the past three years was as follows:

                                   Year Ended June 30,
                                  ---------------------
  Revenues by currency (1)        2001     2000    1999
                                  ----     ----    ----

  United States Dollar             59%      57%     57%
  German Mark                      12%      13%     15%
  British Pound Sterling            7%       9%      8%
  Australian Dollar                 3%       4%      2%
  French Franc                      3%       3%      4%
  Swedish Krona                     2%       2%      3%
  Italian Lira                      2%       1%      1%
  Chinese Renminbi                  1%       1%      1%
  Singapore Dollar                  1%       1%      1%
  Spanish Peseta                    1%       1%      1%
  All Other Currencies (2)          9%       8%      7%
                                    --       --      --
  Total                           100%     100%    100%
                                  ====     ====    ====

  (1) Calculated using average month end exchange rates for the year.
  (2) Represents approximately 19 currencies in fiscal 2001 and 2000 and approximately 15 currencies in fiscal 1999.

     Cost of sales, as a percentage of revenue, decreased to 49.8% from 51.8% for fiscal 2001 compared to fiscal 2000. Cost of sales for hardware and software products, as a percentage of related revenue, was 49.1% and 52.8% in fiscal 2001 and 2000, respectively. The decrease as a percentage of revenue was primarily due to the reduction of hardware sales as a percentage of total hardware and software sales. Also, included in the fiscal year 2000 software cost of sales figure was approximately $1.0 million for the discontinuance of the 3400 product line.

     Service costs, as a percentage of service revenue, increased to 50.6% in fiscal 2001 compared to 50.2% in fiscal 2000. The increased costs in comparison to fiscal 2000 were primarily due to a lower number of installations performed in fiscal 2001 resulting in lower labor utilization rates for service personnel, partially offset by the continued expansion of the Company's customer base.

     Selling, general and administrative expenses increased $9.8 million, or 8.4%, in fiscal 2001 compared to fiscal 2000. As a percentage of revenue, selling, general and administrative expenses increased to 38.6% in fiscal 2001 compared to 32.1% in fiscal 2000. The increase was due primarily to decreased revenue and additional expenses related to acquisitions, partially offset by cost reductions.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $2.1 million, or 12.0%, in fiscal 2001 compared to fiscal 2000. As a percentage of revenue, research and development expenses (exclusive of capitalized software development costs) increased to 6.1% in fiscal 2001 compared to 4.9% in fiscal 2000. Capitalized software development costs were $8.9 million in fiscal 2001 compared to $8.2 million in fiscal 2000. Total research and development expenditures, including capitalized software development costs, increased 10.9% from $25.8 million in fiscal 2000 to $28.6 million in fiscal 2001. As a percentage of revenue, research and development expenditures (inclusive of capitalized software development costs) amounted to 8.8% in fiscal 2001 compared to 7.1% in fiscal 2000. The increase in absolute dollars was primarily due to increased expenditures in the Company's hotel business.

     Depreciation and amortization increased $3.1 million, or 27.4%, in fiscal 2001 compared to fiscal 2000. As a percentage of revenue, depreciation and amortization increased to 4.4% in fiscal 2001 compared to 3.1% in fiscal 2000. The increase was due primarily to additional amortization relating to acquisitions made over the prior 20 months.

     Income from operations for fiscal 2001 was $4.0 million, or 1.2% of revenue, compared to income of $29.5 million in fiscal 2000, or 8.% of revenue. The Company's lower income from operations was primarily due to a lower volume of sales in fiscal 2001 and higher operating expenses due to acquisitions.

     Other expense for 2001 increased $2.7 million, or 242.9%, compared to fiscal 2000. The increase was primarily due to the write down of a cost investment of $1.2 million. The increase was also due to a foreign currency translation loss of $1.2 million in fiscal 2001 compared to a foreign currency translation loss of $0.7 million in fiscal 2000.

     The effective tax rate for fiscal 2001 was 291.9% compared to 40.3% for fiscal 2000. The overall increase was due to both a shift in earnings towards countries with higher tax rates with offsetting net operating losses being incurred in countries with lower tax rates and changes in tax rates in foreign jurisdictions.

RETIRED STOCK

In fiscal 2002, the board of directors authorized the purchase of up to 1,000,000 shares of the Company's stock. During fiscal 2002, the Company purchased 95,600 shares at an aggregate cost of $2.6 million.

EURO CONVERSION

     On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. Since March 1, 2002, the Euro has become the sole legal tender for the twelve participating EMU countries, and is in use in certain other countries and territories. The adoption of the Euro has affected a multitude of financial systems and business applications as the commerce of these nations is now transacted in the Euro. Of the twelve participating countries currently using the Euro as their sole legal tender, the Company has subsidiary operations in seven of those countries and distributor relationships in the remaining five countries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2002. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. Interest due under the line of credit is calculated as follows: (i) if the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus an additional prime rate percentage, or the LIBOR rate plus an additional LIBOR rate percentage; however, (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage. The Company has a one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate. Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts. The agreement also requires the Company to satisfy certain financial covenants and limits the assumption of additional debt and restricts the Company's payment of dividends other than stock dividends.

     The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $7.6 million at the June 30, 2002 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     As of June 30, 2002, the total outstanding line of credit is $18.7 million consisting of: US $15.0 million, ZAR (South African Rand) 14.6 million (approximately $1.4 million at the June 30, 2002 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $0.8 million at the June 30, 2002 exchange rate), AUD (Australian Dollar) $0.5 million (approximately $0.3 million at the June 30, 2002 exchange rate) and JPY (Japanese Yen) 140.0 million (approximately $1.2 million at the June 30, 2002 exchange rate). The Company has approximately $32.4 million available to borrow. The amount available to borrow was reduced by $1.5 million for exchange contracts as mandated in the amended financing agreement.

     In May 2000, the Company signed a $1.2 million promissory note with the Maryland Department of Business and Economic Development. The loan was for ten years, and was satisfied and discharged in full in February 2002 (see Note 6 of Notes to Consolidated Financial Statements).

    Net cash provided by operating activities for fiscal 2002 was $42.3 million versus $26.6 million for fiscal 2001. The Company used $12.1 million for investing activities in fiscal 2002, including $8.3 million for the purchase of property, plant, and equipment and internally developed software and $4.1 million for business acquisitions and equity interests. Net financing activities for fiscal 2002 provided $10.2 million, primarily stemming from the line of credit. Proceeds of $31.6 million was provided by borrowings on the line of credit during fiscal 2002 which was offset by $20.9 million in repayments on the lines of credit, long term debt and capital lease obligations. Proceeds from the issuance of stock provided $2.6 million for fiscal 2002 offset by $2.6 million in the repurchase of the Company's stock. All cash is being held for the operation and expansion of the business and the repurchase of the Company's stock.

    The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its rate of property, plant and equipment expenditures for fiscal 2003 will be approximately the same as fiscal 2002.

Financial indicators of the Company's liquidity and capital resources as of June 30, 2002 and 2001 were:

      In thousands, except ratios                          2002            2001
--------------------------------------                     ----            ----

Cash and cash equivalents                               $66,638         $26,456
                                                        -------         -------

Available credit facilities                             $52,600         $51,500
Outstanding credit facilities                            18,700           6,800
Outstanding letters of credit                                 -           1,200
Exchange contracts                                        1,500           1,500
                                                          -----           -----
Unused credit facilities                                $32,400         $42,000
                                                        -------         -------

Working capital                                         $83,485         $60,645
                                                        -------         -------

Long-term debt and capital lease obligations:
     Current                                               $147          $2,448
     Non-current                                            279           1,231
                                                            ---           -----
          Total                                            $426          $3,679
                                                           ----          ------

Shareholders' equity                                   $178,362        $158,848
                                                       --------        --------

Current ratio                                              1.69            1.62
                                                           ----            ----


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14(a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                                 Position
-----------------                ----------------------------

T. Paul Armstrong                Executive Vice President, New Technologies

Louis M. Brown, Jr.              Director and Vice Chairman of the Board

A. L. Giannopoulos               Chairman, President and Chief Executive Officer

J. Alan Hayman                   Executive Vice President, Restaurant Sales and Strategies

Daniel G. Interlandi             Executive Vice President, North American Sales

Bernard Jammet                   Executive Vice President, Latin American Sales

F. Suzanne Jenniches             Director

Gary C. Kaufman                  Executive Vice President, Finance and Administration and Chief Financial Officer

Thomas L. Patz                   Executive Vice President, Strategic Initiatives, and General Counsel

William M. Poe                   Executive Vice President, Hotel Sales and Strategies

John G. Puente                   Director

Cynthia A. Russo                 Vice President and Corporate Controller

Dwight S. Taylor                 Director

William S. Watson                Director

Directors of the Registrant are elected for a term of one year.
------------------------------
     Directors and Executive Officers of the Registrant during fiscal 2002:

        T. Paul Armstrong, 45, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. In June 2000, Mr. Armstrong was promoted to his current position of Executive Vice President, New Technologies. Mr. Armstrong is a graduate of Cambridge University, England.

        Louis M. Brown, Jr., 59, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. In April 2001, Mr. Brown tendered his resignation as Chairman, and was appointed Vice Chairman. He also serves as Chief Executive Officer of Precision Auto Care, Inc., a franchise company for the auto care industry. Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

        A. L. Giannopoulos, 62, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. In April 2001, Mr. Giannopoulos was appointed Chairman of the Company's Board of Directors. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2005. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the

Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

        J. Alan Hayman, 49, began his career with MICROS in January 2000. He has also held key positions at the Company including Regional Vice President for Restaurant Sales and Strategies, and was promoted to Senior Vice President in October 2000. Mr. Hayman currently serves as Executive Vice President, a position to which he was appointed in September 2001. Prior to joining MICROS, Mr. Hayman served as Vice President of Sales for Hayman Systems, a leading MICROS dealer that was acquired by MICROS in December 1999. Mr. Hayman graduated in 1974 from Boston University, School of Management, with a BS in Business Administration.

        Daniel Interlandi, 49, began his career with MICROS in 1980, and has held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales and Marketing in September 1993. In April 1996, he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997, he assumed additional responsibility for the Table Service Restaurant Group. In fiscal year 2000, Mr. Interlandi had oversight responsibility for EAME operations, and in January 2001, Mr. Interlandi was appointed to his current position, Executive Vice President, North American Sales. Mr. Interlandi is a 1975 graduate of Knox College.

        Bernard Jammet, 43, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development, and in January 2001, Mr. Jammet was appointed to his current position of Executive Vice President, Latin America Sales. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

        F. Suzanne Jenniches, 54, has been a Director of the Company since October 1996. She is Vice President of Communications Systems for the Electronic Systems Sector of Northrop Grumman, which designs and develops advanced communications systems for both government and commercial applications. Ms. Jenniches is past President of the national Society of Women Engineers, has served on the Board of Governors for the American Association of Engineering Societies, and is currently a member of the U.S. Army Science Board. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from the Johns Hopkins University.

        Gary C. Kaufman, 52, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

        Thomas L. Patz, 42, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to the position of Sr. Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

        William M. Poe, 54, joined the Company in August 1999 as Vice President, Hotel Sales and Strategies. He was promoted to Senior Vice President, Hotel Sales and Strategies in November 1999, and to his current position, Executive Vice President, Hotel Sales and Strategies, in November 2001. In this role Mr. Poe managed the development of existing and new hotel major account business for the MICROS-Fidelio brand hotel management systems. Mr. Poe has resigned from the Company effective October 2002.

        John G. Puente, 72, has been a Director since May 1996. He is the Chairman of E-Cargo (Internet Cargo Services, Inc.), a company that coordinates product shipments over the Internet. Until August 1999, Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products, at which time it was acquired by Texas Instruments. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company that provides satellite services and facilities. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is Chairman of the Board of Trustees of Capitol College.

        Cynthia A. Russo, 32, joined the Company in January 1996 as a Senior Accountant. In October 1996, she was promoted to Manager of Accounting, in March 1999, she was promoted to Director of Financial Reporting and Services, in February 2000 she was promoted to Director of Corporate Reporting and Accounting, and in May 2001 she was promoted to her current position, Vice President and Corporate Controller. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

        Dwight S. Taylor, 57, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC ("CDS"), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE: OFC). From 1984 until 1998, Mr. Taylor had been employed by Constellation Real Estate, Inc. in various capacities. Mr. Taylor is also the immediate past President of the Maryland Chapter of the National Association of Industrial and Office Properties ("NAIOP"), and a member of the NAIOP National Board. Mr. Taylor currently serves on the Trustee Boards of the Baltimore Polytechnic Institute Foundation, Capitol College, and Lincoln University. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Arts degree in Economics.

        William S. Watson, 58, currently serves as the Managing Director of The Prism Partnership LLC, a consulting practice that provides strategic planning and implementation consulting with a specialty in the hospitality and travel industry. Mr. Watson also serves as Chairman and Executive Vice President of TLX, Inc., a provider of logistics solutions to the airline industry, based in Scottsdale, Arizona. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

        The Company knows of no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2002 and 2001, the Company compensated Louis M. Brown, Jr., Vice-Chairman of the Board, $308,000 and $209,231, respectively, for consulting services provided to the Company. For fiscal 2002, Mr. Brown earned a base consulting fee of $230,000 and a bonus of $78,000. The bonus was accrued in fiscal year 2002 and will be paid in September 2002. Effective June 30, 1995, and amended February 1, 1999, and April 26, 2001, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2005, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus.

        During fiscal 2002 and 2001, the Company paid J. Alan Hayman $1,596,279 and $323,819, respectively, for earn-out payment obligations as part of the 1999 acquisition by MICROS of Stanley Hayman and Company, Inc. and Micros of South Florida, Inc., each entity in which he was a 46.5% shareholder. There are no additional earn-out payments required. In addition, during fiscal 2002 and 2001, the Company paid a real estate partnership in which J. Alan Hayman holds a 50% interest, $426,511 and $401,940, respectively, for the rental of the Laurel, Maryland facilities. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expires on December 31, 2002, and shall not be renewed.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                Page
                                                                                                                 No.
                                                                                                                ----
(a)     The following documents are filed as a part of this report:

  1.    Financial Statements:
        Report of Independent Accountants                                                                        30
        Consolidated balance sheets as of June 30, 2002 and 2001                                                 31
        Consolidated statements of operations for the years ended June 30, 2002, 2001 and 2000                   32
        Consolidated statements of shareholders' equity for the years ended June 30, 2002, 2001 and 2000         33
        Consolidated statements of cash flows for the years ended June 30, 2002, 2001 and 2000                34-35
        Notes to consolidated financial statements                                                            36-49

  2.    Financial Statement Schedules:
        Schedule II - Valuation and qualifying accounts and reserves                                             50
        All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

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

        10b7.       MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the
                    Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

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

        10n.        Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30,
                    1997 (see 10l above, as text is identical)

        10o.        First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the
                    period ended December 31, 1998 (see 10m above, as text is identical).


        21.         Subsidiaries of the Company.

        23.         Consent of Independent Accountants.

(b)    Reports on form 8-K:

     No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 2002.

     The annual report will be mailed to shareholders prior to the annual meeting scheduled for November 15, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MICROS Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia
August 16, 2002

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          as of June 30, 2002 and 2001
                      (in thousands, except per share data)


                                                                          2002        2001
                                                                        --------    --------
ASSETS
Current assets:
     Cash and cash equivalents                                            $66,638      $26,456
     Accounts receivable, net of allowance for doubtful accounts of
           $8,981 in 2002 and $7,508 in 2001                               86,918       84,779
     Inventories, net                                                      31,211       28,547
     Deferred income taxes                                                  7,008        6,955
     Prepaid expenses and other current assets                             12,756       11,032
                                                                        ---------    ---------
          Total current assets                                            204,531      157,769

Property, plant and equipment, net                                         21,467       23,553
Deferred income taxes, non-current                                         20,707       23,573
Goodwill and intangible assets, net of accumulated amortization of
          $28,025 in 2002 and $18,483 in 2001                              32,055       35,182
Purchased and internally developed software costs, net of accumulated
          amortization of $18,248 in 2002 and $12,699 in 2001              30,303       31,529
Other assets                                                                3,767        2,850
                                                                        ---------    ---------
Total assets                                                             $312,830     $274,456
                                                                        =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                 $18,699       $4,659
     Current portion of long-term debt                                         --        2,317
     Current portion of capital lease obligations                             147          131
     Accounts payable                                                      25,955       21,980
     Accrued expenses and other current liabilities                        34,554       35,417
     Income taxes payable                                                   7,303        5,200
     Deferred income taxes                                                    547          547
     Deferred service revenue                                              33,841       26,874
                                                                        ---------    ---------
          Total current liabilities                                       121,046       97,125

Long-term debt, net of current portion                                         --          979
Capital lease obligations, net of current portion                             279          252
Deferred income taxes, non-current                                          9,933       14,213
Other non-current liabilities                                               1,232          936
Commitments and contingencies
Minority interests                                                          1,978        2,103

Shareholders' equity:
     Common stock, $0.025 par value; 50,000 shares authorized; shares
           issued and outstanding 17,521 in 2002 and 17,475 in 2001           438          437
     Capital in excess of par                                              56,867       56,515
     Retained earnings                                                    130,599      118,360
     Accumulated other comprehensive loss                                  (9,542)     (16,464)
                                                                        ---------    ---------
          Total shareholders' equity                                      178,362      158,848
                                                                        ---------    ---------

Total liabilities and shareholders' equity                               $312,830     $274,456
                                                                        =========    =========



    The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 2002, 2001 and 2000
                      (in thousands, except per share data)

                                                                         2002        2001         2000
                                                                       -------     -------      -------
Revenue:
     Hardware and software                                            $194,606    $171,930     $218,476
     Service                                                           172,557     154,846      143,378
                                                                       -------     -------      -------
            Total revenue                                              367,163     326,776      361,854
                                                                       -------     -------      -------
Costs and expenses:
  Cost of sales
      Hardware and software                                            108,032      84,374      115,360
      Service                                                           81,994      78,374       71,942
                                                                       -------     -------      -------
                  Total cost of sales                                  190,026     162,748      187,302

     Selling, general and administrative expenses                      123,011     126,013      116,259
     Research and development expenses                                  19,320      19,697       17,583
     Depreciation and amortization                                      16,042      14,319       11,240
                                                                       -------     -------      -------
                  Total costs and expenses                             348,399     322,777      332,384
                                                                       -------     -------      -------

Income from operations                                                  18,764       3,999       29,470

Non-operating income (expense):
    Interest income                                                      1,067       1,011          969
    Interest expense                                                     (722)       (966)        (690)
    Other income (expense), net                                            236     (3,810)      (1,111)
                                                                       -------     -------      -------

Income before taxes, minority interests and equity in
   net earnings of affiliates                                           19,345         234       28,638

Income tax expense                                                       6,577         683       11,527
                                                                       -------     -------      -------

Income (loss) before minority interests and equity in net
 earnings of affiliates                                                 12,768       (449)       17,111

Minority interests and equity in net earnings of affiliates              (529)       (255)        (907)
                                                                       -------     -------      -------

Net income (loss)                                                      $12,239      ($704)      $16,204
                                                                       =======     =======      =======

Net income (loss) per common share:
   Basic                                                                 $0.70     $(0.04)       $ 0.96
                                                                       =======     =======      =======
   Diluted                                                               $0.69     $(0.04)       $ 0.91
                                                                       =======     =======      =======

Weighted-average number of shares outstanding:
   Basic                                                                17,510      17,377       16,796
                                                                       =======     =======      =======
   Diluted                                                              17,850      17,377       17,892
                                                                       =======     =======      =======


    The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                for the years ended June 30, 2002, 2001 and 2000
                                 (in thousands)


                                                                                                 Accumulated
                                                 Common Stock           Capital                    Other
                                             ----------------------    in Excess     Retained   Comprehensive
                                               Shares      Amount       of Par       Earnings   (Loss) Income       Total
                                             ---------    ---------    ---------    ---------   --------------    ---------

Balance, June 30, 1999                          16,207         $405      $22,298     $102,860       $(6,290)       $119,273
                                             =========    =========    =========    =========     =========       =========

Comprehensive income
  Net income                                        --           --           --       16,204            --          16,204

  Foreign currency translation adjustments          --           --           --           --        (3,811)         (3,811)
                                                                                                                  ---------
Total comprehensive income                                                                                           12,393
Stock issued upon exercise of options            1,104           27       18,726           --            --          18,753
Stock issued for business acquisition               25            1          997           --            --             998
Income tax benefit from stock options
  exercised                                         --           --       12,204           --            --          12,204
                                             ---------    ---------    ---------    ---------     ---------       ---------
Balance, June 30, 2000                          17,336         $433      $54,225     $119,064      $(10,101)       $163,621
                                             =========    =========    =========    =========     =========       =========

Comprehensive loss
  Net loss                                          --           --           --         (704)           --            (704)

  Foreign currency translation adjustments          --           --           --           --        (6,363)         (6,363)
                                                                                                                  ---------
Total comprehensive income                                                                                           (7,067)
Stock issued upon exercise of options               94            3        1,320           --            --           1,323
Stock issued to third party                         45            1          799           --            --             800
Income tax benefit from stock options
  exercised                                         --           --          171           --            --             171
                                             ---------    ---------    ---------    ---------     ---------       ---------
Balance, June 30, 2001                          17,475         $437      $56,515     $118,360      $(16,464)       $158,848
                                             =========    =========    =========    =========     =========       =========

Comprehensive income
  Net income                                        --           --           --       12,239            --          12,239

  Foreign currency translation adjustments          --           --           --           --         6,922           6,922
                                                                                                                  ---------
Total comprehensive income                                                                                           19,161
Stock issued upon exercise of options              142            3        2,580           --            --           2,583
Stock retired                                      (96)          (2)      (2,608)          --            --          (2,610)
Income tax benefit from stock options
  exercised                                         --           --          380           --            --             380
                                             ---------    ---------    ---------    ---------     ---------       ---------
Balance, June 30, 2002                          17,521         $438      $56,867     $130,599       $(9,542)       $178,362
                                             =========    =========    =========    =========     =========       =========




   The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 2002, 2001 and 2000
                                 (in thousands)

                                                                            2002        2001         2000
                                                                            ----        ----         ----
Cash flows from operating activities:
     Net income (loss)                                                     $12,239       $(704)    $16,204
                                                                          --------    --------    --------
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                     16,042      14,319      11,240
          Amortization of capitalized software                               4,567       1,766       3,025
          Provision for losses on accounts receivable                        5,073       4,198       5,646
          Provision for inventory obsolescence                               1,638         614       1,816
          Undistributed earnings from equity investment and
              minority interests                                               530         255         907
          Provision for deferred income taxes                                  661      (9,828)       (913)
          Loss on other than temporary decline in investments                   --       1,200          --
          Income tax benefit from stock options exercised                      380         171      12,204
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                    (3,053)     10,503      (3,683)
              (Increase) decrease in inventories                            (3,143)      7,042        (468)
              (Increase) decrease in prepaid expenses and other assets      (2,653)      3,745      (4,285)
              Increase (decrease) in accounts payable                        3,847        (247)     (6,547)
              (Decrease) in accrued expenses and other current
                  liabilities                                                 (689)     (8,142)       (634)
              (Decrease) in income taxes payable                               (27)     (2,861)    (11,011)
              Increase (decrease) in deferred service revenue                6,897       4,602        (199)
                                                                          --------    --------    --------

          Net cash provided by operating activities                         42,309      26,633      23,302
                                                                          --------    --------    --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                             (5,216)     (8,056)    (13,640)
     Proceeds from dispositions of property, plant and equipment                54          59         164
     Internally developed software                                          (3,034)     (8,866)     (8,177)
     Proceeds from sale of affiliates                                           --          54          --
     Proceeds from settlement related to previous acquisition                  200          --          --
     Purchase of net district assets                                            --          --      (1,372)
     Purchase of equity interest in investee                                   (51)       (429)     (2,000)
     Net cash paid for acquisitions, minority interests and
           contingent earn-out payments                                     (4,038)    (13,938)    (11,541)
                                                                          --------    --------    --------
          Net cash used in investing activities                            (12,085)    (31,176)    (36,566)
                                                                          --------    --------    --------

Cash flows from financing activities:
     Principal payments on line of credit                                  (17,382)    (12,652)    (14,108)
     Proceeds from line of credit                                           31,562      17,037      14,113
     Principal payments on long-term debt                                   (3,418)       (418)     (2,874)
     Proceeds from issuance of long-term debt                                   --          --       1,206
     Principal payments on capital lease obligations                          (149)       (450)       (142)
     Dividends to minority owners                                             (371)         --        (135)
     Proceeds from issuance of stock                                         2,583       1,322      18,753
     Repurchase of stock                                                    (2,610)         --          --
                                                                          --------    --------    --------
          Net cash provided by financing activities                         10,215       4,839      16,813
                                                                          --------    --------    --------

Effect of exchange rate changes on cash                                       (257)        (51)       (144)
                                                                          --------    --------    --------

Net increase in cash and cash equivalents                                   40,182         245       3,405
Cash and cash equivalents at beginning of year                              26,456      26,211      22,806
                                                                          --------    --------    --------
Cash and cash equivalents at end of year                                   $66,638     $26,456     $26,211
                                                                          ========    ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                          $1,748      $1,132        $593
                                                                          ========    ========    ========
          Income taxes                                                     $10,697     $14,034     $12,798
                                                                          ========    ========    ========


    The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) for the years ended June 30, 2002, 2001 and 2000
                                 (in thousands)


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

        In June 2000, the Company acquired all of the stock of Frontier Business Technologies, Inc. ("FBTI"), Frontier infoSystems of North America, Inc. ("FIS") and Frontier Business Technologies of Canada, Inc. ("FBTC"). All three companies were owned by the same shareholder. The purchase price for all three companies combined was $1,925, which was accrued in June 2000 and paid in July 2000 (See Note 2 of Notes to Consolidated Financial Statements). Additionally, the selling shareholder was previously eligible to earn five earn-out payments over a 60-month period. MICROS has since discharged in full this obligation for a one-time and final payment in the amount of $206. The pro forma effects of this acquisition are immaterial and are not presented.


        The accompanying notes are an integral part of the consolidated financial statements.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)

1.       Description of business and summary of significant accounting policies:

         Description of business

         MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality industry. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, transportation foodservice, government operations and cruise ships. (References to "MICROS" or the "Company" herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

         Basis of preparation and use of estimates

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

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings in consolidated MICROS subsidiaries are recorded net of minority interests. Investments in 15%- through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are included under the equity method. Otherwise, investments are included at cost. All significant intercompany accounts and transactions have been eliminated.

         Foreign currency translation

         The financial statements of MICROS's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollar are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders' equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

         Revenue recognition

         Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from licensed software sales is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if MICROS has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. This deferral is earned when significant obligations no longer exist. Revenue from customer-specific development work is recognized under the completed contract method. Service contract revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term. Revenue from the installation of the product and the training of customer's staff is recognized as the work is performed.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


1. Description of business and summary of significant accounting policies, continued:

         Cash equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost or market. Standard cost is determined principally by the first-in, first-out pricing method.

         Property, plant and equipment

         Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the life of the lease or estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations.

         Depreciation expense for fiscal 2002, 2001 and 2000, was $7,906, $8,053 and $6,669, respectively.

         Software for internal use

         Internally used computer software is capitalized according to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The costs capitalized are amortized on a straight-line basis over the estimated life of the software.

         Warranties

         The Company's products are under warranty for defects in material and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale.

         Capitalized software development costs

         Software development costs, for software products to be licensed to others, incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers upon which amortization begins. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. Amortization expense for fiscal 2002, 2001 and 2000, was $4,567, $1,766 and $3,025, respectively.

         Research and development costs

         Expenditures for research and development not capitalized as described above are charged to operations as incurred.

         Goodwill and intangible assets

         Goodwill represents the excess of purchase price over the fair value of the net assets of the acquired subsidiaries and investees. Goodwill and intangible assets are stated on the basis of cost and are amortized on a straight-line basis over their estimated periods of benefit, none of which exceeds 10 years. Recoverability is assessed whenever adverse events and changes in circumstances indicate that

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


1. Description of business and summary of significant accounting policies, continued:

         undiscounted cash flows previously anticipated warrant reassessment. Amortization of goodwill and intangible assets for fiscal 2002, 2001 and 2000 was $8,136, $6,266 and $4,571, respectively.

         Beginning in July 2002, the Company will discontinue the amortization of goodwill based on Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see New Accounting Standards).

         Financing costs related to long-term debt

         Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

         Advertising costs

         Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2002, 2001 and 2000 were $2,722, $3,474 and $2,660, respectively.

         Bad debt

         MICROS maintains allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense for fiscal 2002, 2001 and 2000 were $4,986, $3,449 and $5,642, respectively.

         Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

         Net income (loss) per share

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

         A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows (in thousands):

                                                                         2002       2001      2000
                                                                         ----       ----       ----
         Average common shares outstanding                              17,510     17,377     16,796
         Dilutive effect of outstanding stock options                      340         --      1,096
                                                                           ---         --      -----
         Average common shares outstanding assuming dilution            17,850     17,377     17,892
                                                                        ======     ======     ======

         As of June 30, 2002, 1,552,896 stock options were excluded in the above reconciliation, as these options were anti-dilutive. In fiscal year 2001 and 2000, 2,570,047 and 413,980 stock options were excluded, respectively.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


1. Description of business and summary of significant accounting policies, continued:

         Stock-based compensation

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25," Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the employee stock options equals the market price of the Company's common stock on the date of grant. For disclosure purposes, pro forma net income (loss) and net income (loss) per share impacts are provided as if the fair value method had been applied. (See Note 10 of Notes to Consolidated Financial Statements).

         Fair value of financial instruments

         The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet approximate fair values.

         New accounting standards

         In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the Company. The Company believes that the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations. The statement also includes certain transition provisions for intangible assets acquired in a business combination completed prior to July 1, 2001. The provisions of the final statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 applies to all acquired intangible assets whether acquired singly, in a group, or in a business combination. Under the new statement, goodwill will no longer be amortized but will be evaluated for impairment annually. Goodwill will not be tested for impairment in accordance with SFAS 121, "Accounting for Long-Lived Assets and

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


1. Description of business and summary of significant accounting policies, continued:

         Long-Lived Assets to be Disposed of" but will be tested using an approach prescribed in the statement. The Company will adopt the provisions of SFAS No. 142 effective July 1, 2002. Based on the valuations performed by a third party, the Company will discontinue the amortization of goodwill in fiscal 2003.

         In September 2000, the EITF issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which states that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned and as such, should be classified as revenue. The Company adopted EITF 00-10 as of July 2001. All comparative financial statements reflect the change in classification.

         Reclassifications

         Certain balances have been reclassified to conform to fiscal 2002 presentation.

2.       Acquisitions:

         The Company did not make any acquisitions in fiscal 2002. In fiscal 2001 and 2000 the Company acquired the stock of nine companies. The Company also purchased assets and equity interests during fiscal 2001 and 2000. The most significant acquisitions are described below:

         Indatec

         In January 2001, the Company acquired the stock of Indatec GmbH and Co. KG ("Indatec"). Based in Bernau am Chiemsee, Germany, Indatec is one of Germany's top developers of point-of-sale solutions for the independent restaurant industry. Indatec's products include a range of point-of-sale terminals, peripherals and associated software for independent restaurants and other catering facilities. The purchase price of DM 10,706 (approximately $5,100 at the exchange rate as of the date of acquisition) was paid in February 2001. Subsequent to this payment the purchase price was reduced by DM 329 due to adjustments to the net assets. Goodwill related to this acquisition was DM 11,698 at the date of acquisition (approximately $5,602 at the exchange rate as of the date of acquisition) and is being amortized over seven years. The pro forma effects of this acquisition are immaterial and are not presented.

         Hospitality Solutions International

         In October 2000, the Company purchased the assets of the hospitality division of Hospitality Solutions International, Inc. ("HSI"). Based in Scottsdale, Arizona, HSI's hospitality division is a top developer of technology solutions for the hospitality industry. HSI's products include the point-of-service and enterprise systems for restaurants, as well as hotel management software. The purchase price for the assets of $3,900 was paid in November 2000. As part of the acquisition, certain liabilities of HSI were assumed. Goodwill related to this acquisition was $5,618 at the date of acquisition and is being amortized over ten years. Subsequent to the acquisition, the goodwill was increased by $638 due to adjustments to the net assets. The goodwill balance at June 30, 2002 was $6,256. The pro forma effects of this acquisition are immaterial and are not presented.

         Frontier Business Technologies, Inc., Frontier infoSystems of North America, Inc. and Frontier Business Technologies of Canada, Inc.

         In June 2000, the Company acquired all of the stock of Frontier Business Technologies, Inc. ("FBTI"), Frontier InfoSystems of North America, Inc. ("FIS") and Frontier Business Technologies of Canada, Inc. ("FBTC"). All three companies were owned by the same shareholder. The purchase price for all three companies combined was $1,925, which was paid in July 2000. The goodwill related to this acquisition was $2,363 at the date of acquisition and is being amortized over seven years. In May 2002, in consideration for the release of any claims or rights to the additional earn-out payments that could have been earned over a 60-month period, the Company made a final payment to the former shareholder in the amount of $206. The goodwill balance at June 30, 2002 was $2,569. The pro forma effects of this acquisition are immaterial and are not presented.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


2.       Acquisitions, continued:

         Stanley Hayman and Company, Inc. and Micros of South Florida, Inc.

         In December 1999, the Company acquired all of the stock of Stanley Hayman and Company, Inc. ("Hayman") and Micros of South Florida, Inc. ("MSF"). Hayman and MSF are affiliate companies with substantially similar shareholders. The purchase price for both companies was $5,000, which was paid in January 2000. The goodwill related to this acquisition was $4,064 at the date of acquisition and is being amortized over seven years. Additional payments of $252, $248 and $196 were made in July 2000, December 2000, and April 2001, respectively. In September 2001, in consideration for the release of any claims or rights to the six additional earn-out payments that could have been earned over a 60-month period, the Company made a final payment to the former shareholders in the amount of $3,433. The goodwill balance at June 30, 2002 was $8,193. The pro forma effects of this acquisition are immaterial and are not presented.

         OPUS 2 Revenue Technologies, Inc.

         In October 1999, the Company acquired all of the stock of OPUS 2 Revenue Technologies, Inc. ("OPUS"), pursuant to the terms of a stock purchase agreement. Based in Portsmouth, New Hampshire, OPUS engages in the development, marketing and sale of yield and revenue management software systems designed for the hospitality industry. The purchase price of $4,800 for OPUS consists of an up-front payment of both cash of $3,800 and MICROS stock valued at approximately $1,000. The Company issued 24,510 shares (in whole shares) of restricted common stock to the former owners. The goodwill related to this acquisition was $5,795 at the date of acquisition and is being amortized over seven years. Additional payments of $450 and $2,000 were paid in January 2000 and May 2001, respectively, for the purchase of OPUS. In January 2002, the Company paid $261 for a tax settlement related to this acquisition. As part of the purchase agreement, the former shareholders had the right to earn: (i) three earn-out payments based on OPUS revenues (which have not been earned, and the contractual right to has now expired); and
         (ii) a performance payment based on the completion of the development of certain new software, which was paid in May 2001. The goodwill balance at June 30, 2002 was $8,506. The pro forma effects of this acquisition are immaterial and are not presented.

         During the fiscal year ending June 30, 2002, OPUS was merged into another wholly-owned MICROS subsidiary, MSI Delaware, Inc., with the latter subsidiary being the surviving entity.

3.       Inventories:

         The components of inventories are as follows:

                                            2002         2001
                                            ----         ----
         Raw materials                     $6,850       $3,736
         Work-in-process                      986          445
         Finished goods                    23,375       24,366
                                           ------       ------
                                          $31,211      $28,547
                                          =======      =======

4.       Property, plant and equipment:

         The components of property, plant and equipment are as follows:

                                                               2002        2001
                                                               ----        ----
 Buildings and leasehold improvements                         $3,579      $2,997
 Machinery and equipment                                       6,579       6,396
 Furniture and fixtures                                       12,925      12,632
 Computer hardware and software                               41,053      36,895
                                                              ------      ------
                     Total property, plant and equipment      64,136      58,920

 Accumulated depreciation and amortization                   (42,669)    (35,367)
                                                            --------    --------
                       Net property, plant and equipment     $21,467     $23,553
                                                             =======     =======

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)


5.       Line of credit:

         The Company currently has a $45,000 multi-currency committed line of credit expiring on December 31, 2002. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. Interest due under the line of credit is calculated as follows: (i) if the advance is in U.S. dollars, at the option of the Company, either the bank's prime rate minus an additional prime rate percentage, or the LIBOR rate plus an additional LIBOR rate percentage; however, (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage. The Company has a one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate. Under the terms of the current loan agreement, the Company may borrow up to $45,000 less the amount of outstanding letters of credit and a fixed amount equal to $1,500 if the Company enters into any exchange contracts. The agreement also requires the Company to satisfy certain financial covenants and limits the assumption of additional debt and restricts the Company's payment of dividends other than stock dividends.

         The Company also has a credit relationship with a European bank in the amount of EUR 7,600 (approximately $7,600 at the June 30, 2002 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

         As of June 30, 2002, the total outstanding line of credit is $18,700 consisting of: US $15,000, ZAR (South African Rand) 14,600 (approximately $1,400 at the June 30, 2002 exchange rate), SEK (Swedish Krona) 7,500 (approximately $800 at the June 30, 2002 exchange rate), AUD (Australian Dollar) $500 (approximately $300 at the June 30, 2002 exchange rate) and JPY (Japanese Yen) 140,000 (approximately $1,200 at the June 30, 2002 exchange rate). The Company has approximately $32,400 available to borrow. The amount available to borrow was reduced by $1,500 for exchange contracts as mandated in the amended financing agreement.

6.       Long-term debt:

         As of June 30, 2002, the Company has no long-term debt. The components of long-term debt for fiscal 2002 and 2001 are as follows:

                                 2002       2001
                                 ----       ----
Balloon loan                      $ -      $2,174
Note payable                        -       1,091
Term loans                          -           -
Notes payable                       -          31
                                    -          --
                                    -       3,296
Less current portion                -       2,317
                                    -       -----
                                  $ -        $979
                                  ===        ====

         On September 1, 1998, the Company acquired a balloon loan in the amount of DM 5,000 from Commerzbank. The Company used the full proceeds to reduce its DM-denominated borrowings under the Bank of America line of credit. The full amount of the principal was discharged in full in September 2001.

         On May 1, 2000, the Company signed a promissory note with the Maryland Department of Business and Economic Development. The note proceeds were used to purchase furniture for the new corporate office in Columbia, Maryland. The loan was for ten years, and was satisfied and discharged in full in February 2002.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)

7.       Accrued expenses and other current liabilities:

         The components of accrued expenses and other current liabilities are as follows:

                                                           2002            2001
                                                           ----            ----
Compensation and related taxes                           $13,933         $11,405
Commissions                                                2,665           2,450
Volume rebates and credits due customers                   1,530           2,140
Deposits received from customers                           5,464           7,691
VAT and sales taxes                                        2,274           2,236
Payments due for acquisitions                                  -             279
Accrued payables and other                                 8,688           9,216
                                                           -----           -----
                                                         $34,554         $35,417
                                                         =======         =======

8.       Commitments and contingencies:

         Leases

         The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2015 and equipment leases under both operating and capital leases. Rent expense under these leases for fiscal 2002, 2001 and 2000 was $13,042, $13,283 and $8,433 respectively.

         Future minimum lease commitments at June 30, 2002 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

                                                  Operating        Capital
         Year ending June 30,                        Leases         Leases
         --------------------                        ------         ------
         2003                                       $11,866          $147
         2004                                        10,044            84
         2005                                         7,732            87
         2006                                         5,635            39
         2007                                         4,569            41
         2008 and thereafter                         12,553            28
                                                    -------          ----
                                                    $52,399           426
                                                    =======
         Current portion                                              147
                                                                     ----
         Long-term obligation under capital lease                    $279
                                                                     ====

         The Company's worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the "Lease Agreement") expiring on March 1, 2010, MICROS leases the entire five-story structure consisting of approximately 247,624 square feet, from Columbia Gateway Office Corporation. Currently, the Company subleases one of the five floors comprising 50,000 square feet. The sublease expires on October 31, 2002 and the sub-tenant does not intend to renew. MICROS has engaged an independent brokerage firm to find a suitable tenant to sublease the space. There are no assurances that MICROS will be successful in finding a suitable and credit-worthy new sub-tenant. This lease commitment is expected to be approximately $29,052 over the remaining life of the lease.

         Effective August 1, 2001, MICROS leased a facility of approximately 76,000 square feet in Hanover, Maryland as a replacement to its former warehouse/staging facility in Beltsville, Maryland. The Company conducts light assembly, manufacturing, repair and configuration at this location. The lease expires in July 2009. However, the Company has the right to terminate in July 2006.

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)



9.       Shareholders' Equity

         In fiscal 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's stock. During fiscal 2002, the Company purchased 95,600 shares at an aggregate cost of $2,610.

10.      Stock options:

         The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All options expire either five or ten years from the date of grant. As of June 30, 2002, the Company has approximately 530,000 authorized options available to grant.

         The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.

The following table summarizes the status of, and changes in, the Company's stock option plans during the past three years:

                                                       Stock        Weighted-average        Options        Weighted-average
                                                      Options        Exercise Price       Exercisable       Exercise Price
                                                    -----------     -----------------     -----------      ------------------
                                                       (000's)                                (000's)
Balance, June 30, 1999                                  3,445                $20.40            1,525              $16.92
                                                        -----
     Options granted                                      918                 46.87
     Options canceled                                   (367)                 27.28
     Options exercised                                (1,111)                 17.21
                                                      -------

Balance, June 30, 2000                                  2,885                $29.17            1,407              $19.75
                                                      -------

     Options granted                                    1,060                 19.10
     Options canceled                                   (301)                 33.24
     Options exercised                                   (94)                 14.05
                                                      -------

Balance, June 30, 2001                                  3,550                $26.24            1,906              $25.25
                                                      -------

     Options granted                                      525                 23.96
     Options canceled                                   (179)                 23.63
     Options exercised                                  (141)                 18.26
                                                      -------

Balance, June 30, 2002                                  3,755                $26.35            2,453              $26.68
                                                      =======

Additional information regarding stock options outstanding at June 30, 2002 is as follows:


                                                            Options Outstanding                         Options Exercisable
                                                            -------------------                         -------------------
                                                                                  Weighted
                                                                                   Average
                                                                   Weighted       Remaining                        Weighted
                                                                   Average       Contractual                        Average
Range of Exercise Prices                           Shares           Price      Life (in years)       Shares          Price
------------------------                           ------           -----      ---------------       ------          -----
                                                   (000's)                                          (000's)
$14.78 to $17.75                                      790           $15.55             5.89            586            $15.11
$18.06 to $22.97                                      784            20.51             8.59            268             20.23
$22.99 to $25.16                                      965            24.06             7.02            611             23.44
$26.72 to $48.88                                    1,182            38.48             6.99            965             36.87
$52.69 to $56.34                                       34            55.14             7.63             23             55.14
                                                       --                                               --

$14.78 to $56.34                                    3,755           $26.35             7.11          2,453            $26.68
                                                    =====                                            =====

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)

10.      Stock options, continued:

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to fiscal 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 2002, 2001 and 2000 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      2002         2001         2000
                                   ----------   ----------   ----------
Risk-free interest rate                 4.4%         5.6%          6.1%
Expected life                      5.8 years    5.2 years     5.8 years
Expected volatility                      52%          55%           52%
Expected dividend yield                   0%           0%            0%

         Had compensation cost been determined based on the weighted-average estimate of the fair value of each option granted of $12.74, $10.35 and $26.14 in fiscal 2002, 2001 and 2000, respectively, the Company's net income would be reduced to pro forma amounts as follows:

                                          Year ended June 30,
                                          -------------------
                                       2002         2001        2000
                                     --------     --------    -------
Net income
  As reported                         $12,239       $(704)    $16,204
  Pro forma                            $3,660     $(9,616)     $6,803

Basic net income per share
  As reported                           $0.70      $(0.04)      $0.96
  Pro forma                             $0.21      $(0.55)      $0.41

Diluted net income per share
  As reported                           $0.69      $(0.04)      $0.91
  Pro forma                             $0.21      $(0.55)      $0.38

11.      Income taxes:

         Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

                            2002         2001          2000
                        ----------    ----------    ----------
    United States         $(8,985)     $(19,382)        $(761)
    Non-U.S.               28,330        19,616        29,399
                          -------      --------        ------
                          $19,345          $234       $28,638
                          =======       =======       =======

         The components of income tax expense are:

                                    2002           2001           2000
                                 ----------     ----------     ----------
Current:
    Federal                       $(5,836)            $ -         $(581)
    State                                -            364            370
    Foreign                         11,752         10,147         12,651
                                    ------         ------         ------
          Total current              5,916         10,511         12,440
                                     -----         ------         ------
Deferred:
    Federal                          1,699        (8,762)          (339)
    State                                -              -           (22)
    Foreign                        (1,038)        (1,066)          (552)
                                   -------        -------          -----
         Total deferred                661        (9,828)          (913)
                                       ---        -------          -----

Total tax expense                   $6,577           $683        $11,527
                                    ======           ====        =======

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)



11.     Income taxes, continued:

        The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:




                                                           2002       2001      2000
                                                           ----       ----      ----
At statutory rate                                          35.0%       35.0%    35.0%
     (Decrease) increase resulting from:
          State taxes, net of federal tax benefit          (2.2)     (434.7)    (0.1)
          Tax credits                                     (52.0)   (2,563.9)    (1.3)
          Extraterritorial income exclusion benefit        (1.0)       --       --
          Effect of tax rates in foreign jurisdictions      4.7       419.7      6.7
          Subpart F inclusion                              47.1        --       --
          Permanent differences                             2.0     2,835.8     (0.3)
          Other                                             0.4        --        0.3
                                                         ------     -------    ------
Effective tax rate                                         34.0%      291.9%    40.3%
                                                         ======     =======    ======


         Except for certain earnings that the Company intends to reinvest indefinitely, a provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. It is currently not practicable to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

         The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                                                 2002               2001
                                                                              ----------         ----------
         Bad debt                                                               $2,199             $1,802
         Accruals not currently deductible for tax                               3,541              4,047
         Inventory                                                               1,267              1,328
         Net operating loss carryforwards                                        5,111             12,890
         Tax credit carryforward                                                     -              6,170
         Purchased in-development software technology write-off                  4,309              4,006
         Tax impact of technology transfer                                      11,460                  -
         Other                                                                     642              1,559
                                                                                   ---              -----
                         Total deferred tax assets                              28,529             31,842
                                                                                ------             ------

         Depreciation                                                          (1,874)              (657)
         Capitalized software development costs                                (8,077)           (13,276)
         Other                                                                   (527)              (827)
                                                                                 -----              -----
                         Total deferred tax liabilities                       (10,480)           (14,760)
                                                                              --------           --------

         Valuation allowance                                                     (814)            (1,314)
                                                                                 -----            -------

                         Net deferred tax asset                                $17,235            $15,768
                                                                               =======            =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2002 and 2001, the Company had potential tax benefits of $5,111 and $12,890, respectively, related to U.S. and foreign net operating loss carryforwards for income tax purposes.

         During fiscal 2002, the Company entered into a related party sale of intellectual property. The tax impact of the sale is being amortized over the economic life of the intellectual property for financial statement purposes.

         The tax losses and tax credit carryforwards (if not utilized against taxable income) expire beginning 2004 with many having an indefinite expiration. A valuation allowance of $814 and $1,314 has been provided at June 30, 2002 and 2001, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)

12.      Other income (expense), net:

         Other income (expense) is comprised of the following:

                                                                  2002         2001            2000
                                                               ---------     ---------       --------
         Foreign exchange gain (loss), net                        $404        $(1,213)         $(691)
         Investment write-down                                      --         (1,200)            --
         Other, net                                               (168)        (1,397)          (420)
                                                                  -----       --------       --------
         Total other income (expense), net                        $236        $(3,810)       $(1,111)
                                                                  =====       ========       ========

13.      Related party transactions:

         During fiscal 2002 and 2001, the Company compensated Louis M. Brown, Jr., Vice-Chairman of the Board, $308 and $209, respectively, for consulting services provided to the Company. For fiscal 2002, Mr. Brown earned a base consulting fee of $230 and a bonus of $78. The bonus was accrued in fiscal year 2002 and will be paid in September 2002. Effective June 30, 1995, and amended February 1, 1999, and April 26, 2001, the Company and Mr. Brown entered into a Consulting Agreement terminating June 30, 2005, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus.

         During fiscal 2002 and 2001, the Company paid J. Alan Hayman $1,596 and $324, respectively, for earn-out payment obligations as part of the 1999 acquisition by MICROS of Stanley Hayman and Company, Inc. and Micros of South Florida, Inc., each entity in which he was a 46.5% shareholder. There are no additional earn-out payments required. In addition, during fiscal 2002 and 2001, the Company paid a real estate partnership in which J. Alan Hayman holds a 50% interest, $427 and $402, respectively, for the rental of the Laurel, Maryland facilities. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expires on December 31, 2002, and shall not be renewed.

14.      Employee benefit plan:

         The Company sponsors an employee savings plan, which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees in the United States and allows employees to voluntarily defer up to 15% of their income through contributions to the Plan. The Plan for corporate employees matches fifty percent of the first five percent of each participating employee's voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion. Company contributions made during the years ended June 30, 2002, 2001 and 2000 totaled $1,278, $1,048 and $850, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits.

         The Company also sponsors a non-qualified employee stock purchase plan, in which substantially all full-time employees in the United States may elect to participate. The plan allows qualified employees the right to defer up to 10% of their base salary, and to use such deferred proceeds for the purchase of MICROS stock at a price equal to 90% of the market value on a pre-stipulated measurement date.

15.      Segment reporting data:

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

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)




15.      Segment reporting data, continued:

         A summary of the Company's operating segments is as follows:

                                                                                     Year Ended June 30,
                                                                        -----------------------------------------
                                                                           2002            2001            2000
                                                                        ----------       ---------      ---------
Revenues (1):
   United States                                                         $210,335        $186,795        $179,554
   International                                                          206,502         185,502         232,272
   Intersegment eliminations                                              (49,674)        (45,521)        (49,972)
                                                                        ---------       ---------       ---------
     Total  revenues                                                     $367,163        $326,776        $361,854
                                                                        =========       =========       =========

Income before taxes, minority interests and equity in net earnings of affiliates (1):
   United States                                                          $(2,754)       $(17,944)        $(3,561)
   International                                                           54,323          44,705          65,259
   Intersegment eliminations                                             $(32,224)       $(26,527)       $(33,060)
                                                                        ---------       ---------       ---------
     Total income before taxes, minority interests
        and equity in net earnings of affiliates                          $19,345            $234         $28,638
                                                                        =========       =========       =========

Identifiable assets (2):
   United States                                                         $133,653        $145,568        $158,552
   International                                                          179,177         128,888         120,425
                                                                        ---------       ---------       ---------
     Total identifiable assets                                           $312,830        $274,456        $278,977
                                                                        =========       =========       =========

Capital expenditures (2):
   United States                                                           $3,160          $4,955          $8,489
   International                                                            2,056           3,101           5,151
                                                                        ---------       ---------       ---------
     Total capital expenditures                                            $5,216          $8,056         $13,640
                                                                        =========       =========       =========

Depreciation and amortization (2):
   United States                                                           $9,982          $8,874          $6,535
   International                                                            6,060           5,445           4,705
                                                                        ---------       ---------       ---------
     Total depreciation and amortization                                  $16,042         $14,319         $11,240
                                                                        =========       =========       =========


(1)      Amounts based on the location of the customer.
(2)      Amounts based on the location of the selling entity.

         MICROS products are distributed in the U.S. and internationally, primarily in Europe, the Pacific Rim, and Latin America through subsidiaries, independent dealers/distributors and Company-owned sales and service offices. The Company's principal customers are lodging, food service-related businesses, and entertainment venues. No single customer accounts for 10% or more of the Company's consolidated revenues.

         Geographic revenue information for the three years ended June 2002 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Substantially all intangible assets do not have a physical or geographic location; therefore, intangible assets are not included below.

         Revenues from unaffiliated customers by geographic location are as follows:

                                                       2002                2001             2000
                                                   -----------         -----------       -----------
 United States                                       $194,433            $171,898           169,202
 International                                        172,730             154,878           192,652
                                                      -------             -------           -------
 Net revenue                                         $367,163            $326,776          $361,854
                                                     ========            ========          ========
 Significant countries included above:
     Germany                                          $44,160             $53,114           $45,709
     United Kingdom                                    25,892              22,043            30,441
     Australia                                         12,944              11,167            12,972
     France                                             3,489               4,322            11,151

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands, except per share data)

15.      Segment reporting data, continued:

Long-lived assets by geographic location are as follows:

                                                       2002               2001              2000
                                                  -----------         -----------        -----------
United States                                        $14,786             $17,099           $16,468
International                                          6,681               6,454             7,864
                                                       -----               -----             -----
Total long-lived assets                              $21,467             $23,553           $24,332
                                                     =======             =======           =======

Significant countries included above:
    Sweden                                            $2,024              $1,852            $2,229
    Germany                                            1,233               1,136             1,356
    United Kingdom                                       302                 486               616
    France                                               261                 148               175

16.      Quarterly financial information (unaudited):

         Quarterly financial information for fiscal 2002 and 2001 is presented in the following tables:

                                                      First            Second        Third        Fourth
2002                                                 Quarter           Quarter      Quarter       Quarter
----                                                 -------           -------      -------       -------
Revenue                                                  $83,511       $90,899      $92,378        $100,375
                                                 ----------------------------------------------------------

Gross margin                                             $40,068       $43,074      $43,842         $50,153
                                                 ----------------------------------------------------------

Income from operations                                    $2,807        $3,913       $4,528          $7,516
                                                 ----------------------------------------------------------
Net income                                                  $879        $2,485       $3,685          $5,190
                                                 ----------------------------------------------------------

Basic net income per common share                          $0.05         $0.14        $0.21           $0.30
                                                 ----------------------------------------------------------

Diluted net income per common share                        $0.05         $0.14        $0.21           $0.29
                                                 ----------------------------------------------------------

Stock Prices (in dollars)
-------------------------
High                                                      $28.40        $26.12       $30.78          $29.07
Low                                                       $16.80        $17.01       $20.25          $25.53

===============================================================================


                                                        First         Second        Third         Fourth
2001                                                   Quarter        Quarter      Quarter        Quarter
----                                                   -------        -------      -------        -------
Revenue                                                 $74,009       $80,097      $81,134         $90,154
                                                 ----------------------------------------------------------

Gross margin                                            $35,865       $40,335      $40,993         $46,835
                                                 ----------------------------------------------------------

(Loss) income from operations                           ($1,510)          $61         $272          $5,176
                                                 ----------------------------------------------------------

Net (loss) income                                         ($919)        ($964)         $69          $1,110
                                                 ----------------------------------------------------------

Basic net (loss) income per common share                 ($0.05)       ($0.06)       $0.00           $0.06
                                                 ----------------------------------------------------------

Diluted net (loss) income per common share               ($0.05)       ($0.06)       $0.00           $0.06
                                                 ----------------------------------------------------------

Stock Prices (in dollars)
-------------------------
High                                                      $26.00        $23.50       $21.94          $24.68
Low                                                       $14.69        $14.88       $16.31          $16.81

==============================================================================

                      MICROS SYSTEMS, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         for the years ended June 30, 2002, 2001 and 2000 (in thousands)




                                                     Balance at         Charged                                          Balance
                                                      beginning           to                                             at end
                    Description                       of period         expenses     Deductions         Other (1)       of period
  ----------------------------------------------    -------------    -------------   ----------         ---------       ----------
  Year ended June 30, 2002:
      Allowance for doubtful accounts                    $7,508           $5,073         $2,569         $(1,031)           $8,981
      Reserve for inventory obsolescence                  4,236            1,638          1,529  (2)         612            4,957
                                                          -----            -----          -----              ---            -----
                                                        $11,744           $6,711         $4,098           $(419)          $13,938
                                                        =======           ======         ======           ======          =======

  Year ended June 30, 2001:
      Allowance for doubtful accounts                    $7,791           $4,198         $4,010           $(471)           $7,508
      Reserve for inventory obsolescence                  3,799              614            530  (2)         353            4,236
                                                          -----              ---            ---              ---            -----
                                                        $11,590           $4,812         $4,540           $(118)          $11,744
                                                        =======           ======         ======           ======          =======

  Year ended June 30, 2000:
      Allowance for doubtful accounts                    $3,618           $5,646         $1,260           $(213)           $7,791
      Reserve for inventory obsolescence                  4,289            1,816          2,301  (2)         (5)            3,799
                                                          -----            -----          -----              ---            -----
                                                         $7,907           $7,462         $3,561           $(218)          $11,590
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

                                    MICROS SYSTEMS, INC.
Date:           9-30-02        By:  /s/Gary C. Kaufman
                -------        ---  -------------------
                                    Gary C. Kaufman
                                    Executive Vice President, Finance and
                                    Administration/Chief Financial Officer


Date:           9-30-02        By:  /s/Cynthia A. Russo
                -------        ---  --------------------
                                    Cynthia A. Russo
                                    Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

         Name                                  Title
-----------------------                -----------------------

/s/A. L. Giannopoulos                  Chairman, President and                  9-30-02
------------------------               Chief Executive Officer
A. L. Giannopoulos

/s/Gary C. Kaufman                     Executive Vice President                 9-30-02
------------------------              Finance and Administration
Gary C. Kaufman                        Chief Financial Officer

/s/Louis M. Brown, Jr.                                                          9-30-02
------------------------                     Director and
Louis M. Brown, Jr.                   Vice Chairman of the Board

/s/F. Suzanne Jenniches                                                         9-30-02
------------------------                       Director
F. Suzanne Jenniches

/s/John G. Puente                                                               9-30-02
----------------------                         Director
John G. Puente

/s/Dwight S. Taylor                                                             9-30-02
------------------------                       Director
Dwight S. Taylor

/s/William S. Watson                                                            9-30-02
------------------------                       Director
William S. Watson

                                 CERTIFICATIONS


         I, A.L. Giannopoulos, certify that:

         1. I have reviewed this Annual Report on Form 10-K of MICROS Systems, Inc. (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.




                                             By: /s/ A. L. Giannopoulos
                                                ------------------------
                                                Chairman, President and
                                                 Chief Executive Officer

Date: September 30, 2002


         I, Gary C. Kaufman, certify that:

         1. I have reviewed this Annual Report on Form 10-K of MICROS Systems, Inc. (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

                                                By:  /s/ Gary C. Kaufman
                                                    ------------------------
                                                  Executive Vice President,
                                                Finance and Administration,
                                                 and Chief Financial Officer


Date: September 30, 2002

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

         10b7. MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

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

         10n. Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10l above, as text is identical).

         10o. First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10m above, as text is identical).

         21.      Subsidiaries of the Company.

         23.      Consent of Independent Accountants.