Form 10-Q
period 2002-09-30
MICROS SYSTEMS INC
filed 2002-11-14
CIK 320345

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2002
Commission file number 0-9993

MICROS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

MARYLAND	52-1101488

(State of incorporation)	(I.R.S. Employer Identification Number)

7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 443-285-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES     X            NO

As of October 31, 2002, there were 17,389,663 shares of Common Stock, $0.025 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended September 30, 2002

Part I — Financial Information

Item 1. Financial Statements

General

     The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as “MICROS” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$61,412	$66,638
Accounts receivable, net of allowance for doubtful accounts of $8,992 at September 30, 2002 and $8,981 at June 30, 2002	92,051	86,918
Inventories, net of allowance for obsolescence of $5,118 at September 30, 2002 and $4,957 at June 30, 2002	32,368	31,211
Deferred income taxes	6,999	7,008
Prepaid expenses and other current assets	13,874	12,756

Total current assets	206,704	204,531

Property, plant and equipment, net of accumulated depreciation and amortization of $44,699 at September 30, 2002 and $42,669 at June 30, 2002	21,188	21,467
Deferred income taxes, non-current	20,270	20,707
Goodwill and intangible assets, net of accumulated amortization of $27,903 at September 30, 2002 and $28,025 at June 30, 2002	31,945	32,055
Purchased and internally developed software costs, net of accumulated amortization of $19,531 at September 30, 2002 and $18,248 at June 30, 2002	29,872	30,303
Other assets	4,100	3,767

Total assets	$314,079	$312,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$18,466	$18,699
Current portion of capital lease obligations	150	147
Accounts payable	24,007	25,955
Accrued expenses and other current liabilities	34,616	34,554
Income taxes payable	3,413	7,303
Deferred income taxes	576	547
Deferred service revenue	40,158	33,841

Total current liabilities	121,386	121,046

Capital lease obligations, net of current portion	280	279
Deferred income taxes, non-current	9,931	9,933
Other non-current liabilities	1,284	1,232
Commitments and contingencies
Minority interests	2,287	1,978

Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 17,451 at September 30, 2002 and 17,521 at June 30, 2002	436	438
Capital in excess of par	55,176	56,867
Retained earnings	133,294	130,599
Accumulated other comprehensive loss	(9,995)	(9,542)

Total shareholders’ equity	178,911	178,362

Total liabilities and shareholders’ equity	$314,079	$312,830

     The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,

	2002	2001

Revenue:
Hardware and software	$43,160	$42,698
Service	43,351	40,813

Total revenue	86,511	83,511

Costs and expenses:
Cost of sales
Hardware and software	25,276	24,346
Service	19,822	19,097

Total cost of sales	45,098	43,443

Selling, general and administrative expenses	29,444	28,680
Research and development expenses	4,887	4,826
Depreciation and amortization	2,046	3,755

Total costs and expenses	81,475	80,704

Income from operations	5,036	2,807

Non-operating income (expense):
Interest income	395	235
Interest expense	(359)	(288)
Other expense, net	(660)	(1,086)

Total non-operating expenses	(624)	(1,139)

Income before taxes, minority interests and equity in net earnings of affiliates	4,412	1,668

Income tax expense	1,677	667

Income before minority interests and equity in net earnings of affiliates	2,735	1,001

Minority interests and equity in net earnings of affiliates	(40)	(122)

Net income	$2,695	$879

Net income per common share:
Basic	$0.15	$0.05

Diluted	$0.15	$0.05

Weighted-average number shares outstanding:
Basic	17,474	17,492

Diluted	17,807	17,722

     The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2002
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Loss	Total

Balance, June 30, 2002	17,521	$438	$56,867	$130,599	$(9,542)	$178,362
Comprehensive income
Net income	—	—	—	2,695	—	2,695
Foreign currency translation adjustments	—	—	—	—	(453)	(453)

Total comprehensive income	—	—	—	—	—	2,242
Stock issued upon exercise of options	2	—	33	—	—	33
Stock retired	(72)	(2)	(1,730)	—	—	(1,732)
Income tax benefit from stock options exercised	—	—	6	—	—	6

Balance, September 30, 2002	17,451	$436	$55,176	$133,294	$(9,995)	$178,911

     The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Three Months Ended September 30,

	2002	2001

Net cash flows (used in) provided by operating activities:	$(625)	$3,873

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,833)	(1,419)
Proceeds from dispositions of property, plant and equipment	45	—
Internally developed software	(878)	(994)
Proceeds from settlement	—	200
Purchase of equity interest in investees	—	(51)
Net cash paid for acquisitions, minority interests and contingent earn-out payments	—	(3,433)

Net cash used in investing activities	(2,666)	(5,697)

Cash flows from financing activities:
Principal payments on line of credit	(158)	(3,006)
Proceeds from lines of credit	—	10,174
Principal payments on long-term debt and capital lease obligations	(41)	(2,420)
Repurchase of stock	(1,732)	—
Proceeds from issuance of stock	33	304

Net cash (used in) provided by financing activities	(1,898)	5,052

Effect of exchange rate changes on cash	(37)	48

Net (decrease) increase in cash and cash equivalents	(5,226)	3,276
Cash and cash equivalents at beginning of period	66,638	26,456

Cash and cash equivalents at end of period	$61,412	$29,732

     The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(Unaudited, in thousands, except per share data)

1.	Inventories

The components of inventories are as follows:

	September 30,	June 30,
	2002	2002

Raw materials	$6,449	$6,850
Work-in-process	619	986
Finished goods	25,300	23,375

	$32,368	$31,211

2.	New accounting standards

In July 2002, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company in fiscal year 2002. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the Company. This Statement also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2002, be accounted for under the purchase method and requires certain acquired intangible assets to be recognized as assets apart from goodwill. SFAS No. 142 requires that intangible assets with finite lives be amortized while goodwill and intangible assets with indefinite lives not be amortized but be tested annually for impairment. The Company adopted SFAS 142 on July 1, 2002, and at that time, ceased amortizing goodwill. Going forward, the Company will review goodwill for potential impairment on an annual basis.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(Unaudited, in thousands, except per share data)

The following table represents the impact of SFAS 142 on net income, basic and diluted net income per share had SFAS 142 been in effect in the first quarter of fiscal 2002:

	For the Three Months Ended
	September 30,

	2002	2001

Net income
Reported net income	$2,695	$879
Goodwill amortization, net of tax	—	1,115

Adjusted net income	$2,695	$1,994

Basic net income per share
Reported net income per share	$0.15	$0.05
Goodwill amortization, net of tax	—	0.06

Adjusted basic net income per share	$0.15	$0.11

Diluted net income per share
Reported net income per share	$0.15	$0.05
Goodwill amortization, net of tax	—	0.06

Adjusted diluted net income per share	$0.15	$0.11

Weighted average shares outstanding
Basic	17,474	17,492
Diluted	17,807	17,722

3.	Legal proceedings

MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

4.	Net income per share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended
	September 30,
	2002	2001

Net income	$2,695	$879

Average common shares outstanding	17,474	17,492
Dilutive effect of outstanding stock options	333	230

Average common shares outstanding assuming dilution	17,807	17,722

Basic net income per share	$0.15	$0.05

Diluted net income per share	$0.15	$0.05

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(Unaudited, in thousands, except per share data)

For the three-month period ended September 30, 2002 and 2001, 1,684 options and 1,839 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

5.	Segment reporting data

The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry. MICROS is organized and operates in two segments: U.S. and International. The International segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment.

A summary of the Company’s operating segments is as follows:

	Three Months Ended September 30,
	2002	2001

Revenues (1):
United States	$49,608	$46,405
International	47,827	48,535
Intersegment eliminations	(10,924)	(11,429)

Total revenues	$86,511	$83,511

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$625	$(6,174)
International	11,570	14,730
Intersegment eliminations	(7,783)	(6,888)

Total income before taxes, minority interests and equity in net earnings of affiliates	$4,412	$1,668

	September 30,	June 30,
	2002	2002

Identifiable assets (2):
United States	$128,562	$133,653
International	185,517	179,177

Total identifiable assets	$314,079	$312,830

(1)	Amounts based on the location of the customer.
(2)	Amounts based on the location of the selling entity.

6.	Shareholders’ Equity

In fiscal 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. During fiscal 2002, the Company purchased and subsequently retired 95.6 thousand shares at an aggregate cost of $2,610. In the first quarter of fiscal 2003, the Company purchased and subsequently retired 71.9 thousand shares at an aggregate cost of $1,732. A summary of the cumulative number of whole shares retired is as follows:

Total shares retired as of June 30, 2002	95,600
Shares retired in Q1	71,900

Total shares retired as of September 30, 2002	167,500

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(Unaudited, in thousands, except per share data)

7.	Subsequent event

On October 1, 2002, the Company sold its 68% interest in its majority-owned subsidiary in South Africa for 19 million South African Rand (approximately $1.8 million at October 1, 2002 exchange rate). The Company will maintain a dealer relationship with the entity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those that impact revenue recognition and those related to capitalized software, intangible assets, allowance for doubtful accounts, allowance for obsolescence, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ for these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition

Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances. Revenue from licensed software sales is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if MICROS has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. This deferral is earned when significant obligations no longer exist. Revenue from customer-specific development work is recognized under the completed contract method. Service contract revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term. Revenue from the installation of the product and the training of customer’s staff is recognized as the work is performed.

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

Goodwill and intangible assets

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company ceased amortizing goodwill. On an annual basis, the Company will test goodwill for potential impairment.

Allowance for doubtful accounts

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

Foreign currency translation

The financial statements of MICROS’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollar are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders’ equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Results of Operations — First Quarter Comparison

     The Company recorded a diluted net income of $0.15 per common share in the first quarter of fiscal 2003, compared with a diluted net income of $0.05 per common share in the first quarter of fiscal 2002. The increase was mainly due to an increase in service volume and a decrease in operating expenses primarily driven by the discontinuation of goodwill amortization according to SFAS 142.

     Revenue increased by $3.0 million or 3.6% to $86.5 million for the first quarter of fiscal 2003 compared to the same period last year. A comparison of the sales mix for fiscal years 2003 and 2002 is as follows:

	Three Months Ended
	September 30,
	2002	2001

Hardware	34.7%	35.2%
Software	15.2%	15.9%
Service	50.1%	48.9%

	100.0%	100.0%

     Combined hardware and software revenues for the first quarter of fiscal 2003 increased $0.5 million, or 1.1%, and service revenues increased $2.5 million, or 6.2%, over the same period a year earlier.

     Combined hardware and software sales increased in the first quarter of fiscal 2003 in comparison to the prior year primarily due to the increase in sales for MICROS PC workstations, partially offset by a decrease in hotel software. Part of the sales increase for MICROS PC workstations is related to a large customer roll out program, which rose significantly in the first quarter of fiscal 2002. Service revenues increased primarily due to the increase in recurring maintenance service revenues.

     Overall cost of sales, as a percentage of revenue, remained relatively constant at 52.1% and 52.0% for the first quarter of fiscal 2003 and 2002, respectively. Cost of sales for hardware and software products, as a percentage of related revenue, increased to 58.6% in the first quarter of fiscal 2003 compared to 57.0% for the same quarter a year earlier mainly due to the increase in the sale of MICROS PC workstations, which generate lower margins. Service costs, as a percentage of service revenue, decreased to 45.7% in the first quarter of fiscal 2003 compared to 46.8% in the same quarter in fiscal 2002. The decrease was mainly due to the continued increase in recurring maintenance service revenue while maintaining approximately the same level of cost.

     Selling, general and administrative expenses increased, in absolute dollars, by $0.8 million or 2.7%, in the first quarter of fiscal 2003 compared to the same period last year. As a percentage of revenue, selling, general and administrative expenses decreased to 34.0% in the first quarter of fiscal 2003 compared to 34.3% in the first quarter of fiscal 2002. The slight decrease, as a percentage of revenue, is primarily due to the Company’s continued efforts to reduce expenses.

     Research and development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, increased $0.1 million, or 1.3%, to $4.9 million in the first quarter of fiscal 2003 compared to $4.8 million in fiscal 2002. Actual research and development expenditures, including capitalized software development costs of $0.9 million in the first quarter of fiscal 2003 and $1.0 million in the first quarter of fiscal 2002, decreased $0.1 million, or 0.9%, compared to the same period a year earlier.

     Depreciation and amortization expense decreased by $1.7 million or 45.5% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 due to the adoption of FAS 142, “Goodwill and Other Intangible Assets.” For further discussion, see Note 2 in the Notes to the Consolidated Financial Statements.

     Income from operations for the first quarter of fiscal 2003 was $5.0 million, or 5.8% of revenue, compared to $2.8 million, or 3.4% of revenue, in the first quarter of fiscal 2002. The increase is primarily due to the increase in service volume and the decrease in goodwill amortization expense.

     Other expense decreased from $1.1 million for the first quarter of fiscal 2002 to $0.7 million in the first quarter of fiscal 2003. The Company experienced foreign currency translation loss of $0.4 million in the first quarter of fiscal 2003 compared to a loss of $1.0 million in the first quarter of fiscal 2002.

     The effective tax rate for the first quarter of fiscal 2003 and fiscal 2002 was 38.0% and 40.0%, respectively.

     The EU filed a challenge against the U.S. Foreign Sales corporation (“FSC”) tax provisions with the World Trade Organization (“WTO”). On August 30, 2002, the WTO arbitrator issued a final decision upholding this challenge. The arbitrator’s decision allows the EU to impose sanctions on imports of U.S. goods into EU member countries. The EU has not begun to impose such sanctions, nor has it indicated when or if it will begin such charges. Legislative bodies in the U.S. have made the revision of the international tax provisions of the Internal Revenue Code a high priority on the legislative agenda. It is uncertain when or if such legislative actions will mitigate the sanctions ruled upon by the WTO. It is currently not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the matter with the WTO, EU, and the United States.

Euro Conversion

     On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants’ currencies will remain in circulation. Since March 1, 2002, the Euro has become the sole legal tender for the twelve participating EMU countries, and is in use in certain other countries and territories. The adoption of the Euro has affected a multitude of financial systems and business applications as the commerce of these nations is now transacted in the Euro. Of the twelve participating countries currently using the Euro as their sole legal tender, the Company has subsidiary operations in seven of those countries and distributor relationships in the remaining five countries.

Liquidity and Capital Resources

     The Company currently has a $45.0 million multi-currency committed line of credit expiring on December 31, 2002. The financing agreement was amended on April 30, 2001, to include a security interest in inventory and receivables located in the United States. Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional one-year period. Interest due under the line of credit is calculated as follows: (i) if the advance is in U.S. dollars, at the option of the Company, either the bank’s prime rate minus an amount as stipulated in the loan agreement based on Company performance, or the LIBOR rate plus an additional LIBOR rate percentage; however, (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage. The Company has a one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit. Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate. Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts. The agreement also requires the Company to satisfy certain financial covenants and limits the assumption of additional debt and restricts the Company’s payment of dividends other than stock dividends.

     The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $7.5 million at the September 30, 2002 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     As of September 30, 2002, the total outstanding line of credit is $18.5 million consisting of: US $15.0 million, ZAR (South African Rand) 14.6 million (approximately $1.4 million at the September 30, 2002 exchange rate), SEK (Swedish Krona) 6.0 million (approximately $0.6 million at the September 30, 2002 exchange rate), AUD (Australian Dollar) 0.5 million (approximately $0.3 million at the September 30, 2002 exchange rate) and JPY (Japanese Yen) 140.0 million (approximately $1.2 million at the September 30, 2002 exchange rate). The Company has approximately $32.5 million available to borrow. The amount available to borrow was reduced by $1.5 million for exchange contracts as mandated in the amended financing agreement.

     Net cash used in operating activities for fiscal 2003 was $0.6 million versus net cash provided by operating activities of $3.9 million for fiscal 2002. The Company used $2.7 million for investing activities in fiscal 2003 mainly for the purchase of property, plant, and equipment and internally developed software. The Company used $1.9 million in financing activities for fiscal 2003 mainly for the repurchase of $1.7 million in common stock. All cash is being held for the operation and expansion of the business and the repurchase of the Company’s stock.

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

Summary

     Until the first quarter of calendar year 2001, the Company had experienced rapid revenue growth at a rate that it believes had exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry. In light of weaker market conditions, the Company’s growth rate declined. Currently, given the weak worldwide economic conditions, and the general financial uncertainty triggered in part by the terrorist attacks on September 11, 2002, there can be no assurance that any particular level of growth can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings. There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.

     Moreover, MICROS’s financial results in any single quarter are dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software orders from customers may account for more than an insignificant portion of earnings in any quarter. The customers with whom MICROS does the largest amount of business are expected to vary from year to year as a result of the timing for the roll-out of each customer’s system. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters.

     The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS’s quarterly operating results and other factors such as announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality industry. In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

     Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: political and world instability created by additional terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and controlling expenses. These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     MICROS’s significant international business and presence exposes the Company to a multitude of market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 23 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. Recent weakness in certain Latin American currencies, including the Argentine Peso and the Brazilian Real, have adversely impacted the financial performance of the Company.

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

     Further, the Company is subject to political risk, as demonstrated by the terrorist attacks in the United States of September 11, 2001. More recently, the terrorist attacks in Bali, Indonesia in October 2002 will adversely impact the Company’s sales for the foreseeable future in Indonesia, Australia, and other parts of Asia, as there has been a marked decline in travel and tourism in Asia since the Bali attacks. Globally, the potential of armed conflict with Iraq has created additional uncertainty, which suppresses businesses for two reasons: (i) capital expenditures are delayed since buyers are concerned by the impact of potential war with Iraq on their businesses; and (ii) reduction in consumer buying habits out of concern for additional terrorist attacks in response to the United State’s conflict with Iraq. As history shows, worldwide tourism in general and American tourism in particular have declined during periods of actual armed conflict, as with the attacks on Iraq in 1991. Accordingly, political and economic instability and uncertainty caused by terrorism, and the resultant conflicts designed to thwart terrorism, may materially adversely impact the travel, tourism and hospitality industries which the Company serves. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

Item 4. Controls and Procedures

     Background. As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company was required to conduct an evaluation of the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures.” This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’ Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’ Executive Vice President and Chief Financial Officer. Disclosure Controls and Procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls and Procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     Limitations. MICROS does not expect that its Disclosure Controls and Procedures will prevent all errors and all fraud. Despite its level of sophistication, detail and thoroughness, a disclosure control system can provide only reasonable, not absolute, assurance that the objectives of the control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

     Scope of the Controls Evaluation. The evaluation of MICROS’ Disclosure Controls and Procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures. In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees worldwide to produce such information. Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose such information. Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the finance operation. These forms and documents are designed to elicit pertinent financial information from the operations on a worldwide basis.

     Conclusions. MICROS has evaluated its Disclosure Controls and Procedures. The effectiveness of the Disclosure Controls and Procedures will be evaluated quarterly. Based on the evaluation as of a date within 90 days of the filing of this Form 10-Q, MICROS has concluded that Disclosure Controls and Procedures (as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934) are effective to ensure that material information relating to MICROS would be made known to the Chairman, President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer. No significant changes were made to MICROS’ internal controls or in the other factors that could significantly affect these controls subsequent to the date of the evaluation and there were no required corrective actions with regard to significant deficiencies or material weaknesses of these controls.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended September 30, 2002

Part II — Other Information

Item 1. Legal Proceedings

     MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

Items 2 through 5.

     No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits 99.1 Certification of Chief Executive Officer 99.2 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

Report on Form 8-K was filed on November 1, 2002, regarding the release of financial results for the three months ended September 30, 2002.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended September 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

November 14, 2002	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

November 14, 2002	/s/ Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller

CERTIFICATIONS

     I, A.L. Giannopoulos, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of MICROS Systems, Inc. (the “Registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this quarterly report.

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ A.L. Giannopoulos
A.L. Giannopoulos
Chairman, President and
Chief Executive Officer

Date: November 14, 2002

     I, Gary C. Kaufman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of MICROS Systems, Inc. (the “Registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this quarterly report.

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration,
and Chief Financial Officer

Date: November 14, 2002