Form 10-Q
period 2002-12-31
MICROS SYSTEMS INC
filed 2003-02-14
CIK 320345

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended December 31, 2002

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

YES ☒    NO ☐

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

YES ☒    NO ☐

As of January 31, 2003, there were 17,361,828 shares of Common Stock, $0.025 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended December 31, 2002

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$55,684	$66,638
Accounts receivable, net of allowance for doubtful accounts of $10,065 at December 31, 2002 and $8,981 at June 30, 2002	90,278	86,918
Inventories, net of allowance for obsolescence of $5,730 at December 31, 2002 and $4,957 at June 30, 2002	35,750	31,211
Deferred income taxes	7,081	7,008
Prepaid expenses and other current assets	15,207	12,756
Total current assets	204,000	204,531

Property, plant and equipment, net of accumulated depreciation and amortization of $45,921 at December 31, 2002 and $42,669 at June 30, 2002	20,514	21,467
Deferred income taxes, non-current	20,107	20,707
Goodwill and intangible assets, net of accumulated amortization of $27,989 at December 31, 2002 and $28,025 at June 30, 2002	31,144	32,055
Purchased and internally developed software costs, net of accumulated amortization of $21,179 at December 31, 2002 and $18,248 at June 30, 2002	31,568	30,303
Other assets	3,411	3,767
Total assets	$310,744	$312,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$8,350	$18,699
Current portion of capital lease obligations	132	147
Accounts payable	25,552	25,955
Accrued expenses and other current liabilities	37,395	34,554
Income taxes payable	2,986	7,303
Deferred income taxes	810	547
Deferred service revenue	35,853	33,841
Total current liabilities	111,078	121,046

Capital lease obligations, net of current portion	295	279
Deferred income taxes, non-current	9,940	9,933
Other non-current liabilities	1,342	1,232
Commitments and contingencies:
Minority interests	2,450	1,978

Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 17,374 at December 31, 2002 and 17,521 at June 30, 2002	434	438
Capital in excess of par	53,509	56,867
Retained earnings	138,225	130,599
Accumulated other comprehensive loss	(6,529)	(9,542)
Total shareholders’ equity	185,639	178,362

Total liabilities and shareholders’ equity	$310,744	$312,830

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
Revenue:
Hardware and software	$51,011	$47,497
Service	44,537	43,402
Total revenue	95,548	90,899

Costs and expenses:
Cost of sales
Hardware and software	27,695	26,409
Service	20,278	21,416
Total cost of sales	47,973	47,825

Selling, general and administrative expenses	32,682	30,350
Research and development expenses	4,248	4,735
Depreciation and amortization	2,129	4,076
Total costs and expenses	87,032	86,986

Income from operations	8,516	3,913

Non-operating income (expense):
Interest income	420	277
Interest expense	(225)	(139)
Other (expense) income, net	(5)	138
Total non-operating income	190	276

Income before taxes, minority interests and equity in net earnings of affiliates	8,706	4,189

Income tax provision	3,570	1,559

Income before minority interests and equity in net earnings of affiliates	5,136	2,630

Minority interests and equity in net earnings of affiliates	(205)	(145)

Net income	$4,931	$2,485

Net income per common share:
Basic	$0.28	$0.14
Diluted	$0.28	$0.14

Weighted-average number shares outstanding:
Basic	17,398	17,502
Diluted	17,612	17,757

The accompanying notes are an integral part of the consolidated financial statements.

	Six Months Ended December 31,
	2002	2001
Revenue:
Hardware and software	$94,171	$90,195
Service	87,888	84,215
Total revenue	182,059	174,410

Costs and expenses:
Cost of sales
Hardware and software	52,971	50,755
Service	40,100	40,513
Total cost of sales	93,071	91,268

Selling, general and administrative expenses	62,126	59,030
Research and development expenses	9,135	9,561
Depreciation and amortization	4,175	7,831
Total costs and expenses	168,507	167,690

Income from operations	13,552	6,720

Non-operating income (expense):
Interest income	815	513
Interest expense	(585)	(427)
Other expense, net	(664)	(949)
Total non-operating expenses	(434)	(863)

Income before taxes, minority interests and equity in net earnings of affiliates	13,118	5,857

Income tax provision	5,247	2,226

Income before minority interests and equity in net earnings of affiliates	7,871	3,631

Minority interests and equity in net earnings of affiliates	(245)	(267)

Net income	$7,626	$3,364

Net income per common share:
Basic	$0.44	$0.19
Diluted	$0.43	$0.19

Weighted-average number shares outstanding:
Basic	17,436	17,497
Diluted	17,707	17,741

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period Ended December 31, 2002
(Unaudited, in thousands)

			Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount
Balance, June 30, 2002	17,521	$438	$56,867	$130,599	$(9,542)	$178,362
Comprehensive income
Net income	—	—	—	7,626	—	7,626
Foreign currency translation adjustments	—	—	—	—	3,013	3,013
Total comprehensive income	—	—	—	—	—	10,639
Stock issued upon exercise of options	8	—	129	—	—	129
Stock retired	(155)	(4)	(3,507)	—	—	(3,511)
Income tax benefit from stock options exercised	—	—	20	—	—	20
Balance, December 31, 2002	17,374	$434	$53,509	$138,225	$(6,529)	$185,639

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Condensed and unaudited, in thousands)

	Six Months Ended December 31,
	2002	2001

Net cash flows provided by operating activities:	$7,856	$6,609

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,233)	(2,699)
Proceeds from dispositions of property, plant and equipment	71	61
Internally developed software	(1,828)	(1,784)
Proceeds from settlement	—	200
Proceeds from sale of subsidiary	286	—
Purchase of equity interest in investees	—	(51)
Net cash paid for acquisitions, minority interests and contingent earn-out payments	—	(3,571)
Net cash used in investing activities	(4,704)	(7,844)

Cash flows from financing activities:
Principal payments on line of credit	(12,887)	(8,346)
Proceeds from lines of credit	2,240	10,450
Principal payments on long-term debt and capital lease obligations	(93)	(2,485)
Repurchase of stock	(3,510)	—
Proceeds from issuance of stock	129	395
Net cash (used in) provided by financing activities	(14,121)	14

Effect of exchange rate changes on cash	15	(8)

Net (decrease) increase in cash and cash equivalents	(10,954)	(1,229)
Cash and cash equivalents at beginning of period	66,638	26,456

Cash and cash equivalents at end of period	$55,684	$25,227

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended December 31, 2002

(Unaudited, in thousands, except per share data)

1.             Inventories

The components of inventories are as follows:

	December 31, 2002	June 30, 2002
Raw materials	$7,875	$6,850
Work-in-process	655	986
Finished goods	27,220	23,375
	$35,750	$31,211

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company in fiscal year 2002.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  SFAS No. 144 expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity.  This Statement also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell.  The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements.

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

The following table represents the impact of SFAS 142 on net income, basic and diluted net income per share had SFAS 142 been in effect in the three and six months ended December 31, 2001.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income
Reported net income	$4,931	$2,485	$7,626	$3,364
Goodwill amortization, net of tax	—	1,339	—	2,474
Adjusted net income	$4,931	$3,824	$7,626	$5,838

Basic net income per common share
Reported net income per common share	$0.28	$0.14	$0.44	$0.19
Goodwill amortization, net of tax	—	0.08	—	0.14
Adjusted basic net income per common share	$0.28	$0.22	$0.44	$0.33

Diluted net income per common share
Reported net income per common share	$0.28	$0.14	$0.43	$0.19
Goodwill amortization, net of tax	—	0.08	—	0.14
Adjusted diluted net income per common share	$0.28	$0.22	$0.43	$0.33

Weighted average shares outstanding
Basic	17,398	17,502	17,436	17,497
Diluted	17,612	17,757	17,707	17,741

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

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net income	$4,931	$2,485	$7,626	$3,364

Average common shares outstanding	17,398	17,502	17,436	17,497
Dilutive effect of outstanding stock options	214	255	271	244
Average common shares outstanding assuming dilution	17,612	17,757	17,707	17,741
Basic net income per share	$0.28	$0.14	$0.44	$0.19
Diluted net income per share	$0.28	$0.14	$0.43	$0.19

For the three and six month period ended December 31, 2002, 2,232 options and 1,662 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.  For the three and six-month period ended December 31, 2001, 1,992 options and 1,916 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

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

A summary of the Company’s operating segments is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues(1):
United States	$52,674	$52,724	$102,282	$99,129
International	57,300	52,192	105,127	100,726
Intersegment eliminations	(14,426)	(14,017)	(25,350)	(25,445)
Total revenues	$95,548	$90,899	$182,059	$174,410

Income before taxes, minority interests and equity in net earnings of affiliates(1):
United States	$1,886	$(1,073)	$2,512	$(7,247)
International	17,665	14,331	29,235	29,061
Intersegment eliminations	(10,845)	(9,069)	(18,629)	(15,957)
Total income before taxes, minority interests and equity in net earnings of affiliates	$8,706	$4,189	$13,118	$5,857

(1)          Amounts based on the location of the customer.

	December 31, 2002	June 30, 2002
Identifiable assets(2):
United States	$123,104	$133,653
International	187,640	179,177
Total identifiable assets	$310,744	$312,830

(2)          Amounts based on the location of the selling entity.

6.             Shareholders’ Equity

In fiscal 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock.  A summary of the cumulative number of whole shares retired through December 31, 2002 is as follows:

	Whole Shares	Total Cost
Total shares retired as of June 30, 2002	95,600	$2,610
Shares retired in Q1	71,900	1,731
Shares retired in Q2	82,500	1,779
Total shares retired as of December 31, 2002	250,000	$6,120

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

Revenue recognition

Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances.  Revenue from licensed software sales is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.”  If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements.  However, if MICROS is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements.  This deferral is earned when significant obligations no longer exist.  Revenue from customer-specific development work is recognized under the completed contract method.  Service contract revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term.  Revenue from the installation of the product and the training of customers’ staff is recognized as the work is performed.

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

Results of Operations - Second Quarter and Six-Month Comparisons

The Company recorded a diluted net income of $0.28 per common share in the second quarter of fiscal 2003, compared with a diluted net income of $0.14 per common share in the second quarter of fiscal 2002.  For the six-months ended December 31, 2002, diluted net income was $0.43 per common share compared with diluted net income of $0.19 per common share for the six-months ended December 31, 2001.  The quarter and year to date increases were mainly due to an overall increase in sales volume, improved service margins, the discontinuation of goodwill amortization according to SFAS 142 and the weakening of the US Dollar against foreign currencies.

Revenue increased by $4.6 million or 5.1% to $95.5 million for the second quarter of fiscal 2003 compared to the same period last year.  For the first six months of fiscal year 2003, revenue increased $7.6 million or 4.4% to $182.1 million over the same period in fiscal year 2002.  A comparison of the sales mix for fiscal years 2003 and 2002 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Hardware	34.4%	36.0%	34.5%	35.6%
Software	19.0%	16.3%	17.2%	16.1%
Service	46.6%	47.7%	48.3%	48.3%
	100.0%	100.0%	100.0%	100.0%

Combined hardware and software revenues for the second quarter of fiscal 2003 increased $3.5 million, or 7.4%, and service revenues increased $1.1 million, or 2.6%, over the same period a year earlier.  On a year to date basis, combined hardware and software revenues increased $4.0 million, or 4.4%, and service revenues increased $3.7 million, or 4.4%, over the same period a year earlier.

For the quarter and year to date, combined hardware and software sales increased in comparison to the prior year primarily due to the increase in sales for MICROS PC workstations, 3700 software and Opera software, partially offset by decreases in other hotel software products.  Service revenues increased primarily due to the increase in recurring maintenance service revenues, which accounted for $25.8 million and $52.9 million of the second quarter and year to date service revenue of fiscal 2003, respectively.  In fiscal 2002, the second quarter and year to date recurring maintenance service revenue was $24.1 million and $47.3 million, respectively.

Overall cost of sales, as a percentage of revenue, decreased to 50.2% for the second quarter of fiscal 2003 from 52.6% for the second quarter of fiscal 2002.  For the first six months of fiscal 2003 and 2002, cost of sales, as a percentage of revenue, was 51.1% and 52.3%, respectively.  Cost of sales for hardware and software products, as a percentage of related revenue, decreased to 54.3% in the second quarter of fiscal 2003 compared to 55.6% for the same quarter a year earlier.  On a year to date basis, cost of sales for hardware and software products, as a percentage of related revenue, remained constant at 56.3% for both fiscal 2003 and 2002.  The quarterly decrease in cost of sales, in relation to related revenue, was mainly due to the change in sales mix.  In fiscal 2002, there was a higher percentage of hardware sales, which generate lower margins, whereas in fiscal 2003, there was a greater percentage of software sales.  This change in sales mix also caused the year to date cost of sales, as a percentage of related revenue, to remain constant.

 Service costs, as a percentage of service revenue, decreased to 45.5% in the second quarter of fiscal 2003 compared to 49.3% in the same quarter in fiscal 2002.  In the first six months of fiscal 2003, service costs, as a percentage of service revenue, decreased to 45.6% compared to 48.1% in the prior year.  The quarter and year to date decreases were mainly due to the continued increase in recurring maintenance service revenue while maintaining approximately the same level of cost.

Selling, general and administrative expenses increased by $2.3 million or 7.7%, in the second quarter of fiscal 2003 compared to the same period last year.  As a percentage of revenue, selling, general and administrative expenses increased to 34.2% in the second quarter of fiscal 2003 compared to 33.4% in the second quarter of fiscal 2002.  On a year to date basis, selling, general and administrative expenses increased $3.1 million or 5.3%.  As a percentage of revenue, selling, general and administrative expenses increased to 34.1% in the first six months of fiscal 2003 compared to 33.9% in the same period of the prior year.  The quarter and year to date increases were primarily due to the annual merit increases and the strengthening of foreign currencies over the US Dollar.  The annual merit increases in fiscal 2003 were higher than the previous year due reduced personnel turnover.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  In the second quarter of fiscal 2003, R&D expenses decreased $0.5 million, or 10.3%, to $4.2 million compared to $4.7 million in the second quarter of fiscal 2002.  Capitalized software development costs increased to $1.0 million in the second quarter of fiscal 2003 from $0.8 million in the second quarter of fiscal 2002.  Total research and development expenditures, including capitalized software development costs, decreased $0.3 million, or 5.9%, compared to the same period a year earlier.

On a year to date basis, R&D expenses decreased $0.4 million, or 4.5%, to $9.1 million compared to $9.5 million in the same period of the prior year.  Year to date total research and development expenditures, including capitalized software development costs of $1.8 million for both fiscal 2003 and 2002, decreased to $11.0 million.  A summary of R&D activities is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Total R&D	$5,198	$5,525	$10,963	$11,345
R&D capitalization	(950)	(790)	(1,828)	(1,784)
Total R&D expenses	$4,248	$4,735	$9,135	$9,561

Depreciation and amortization expense decreased by $1.9 million or 47.8% in the second quarter of fiscal 2003 and $3.7 million or 46.7% on a year to date basis compared to the same periods in fiscal 2002.  The decrease is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”  For further discussion, see Note 2 in the Notes to the Consolidated Financial Statements.

Income from operations for the second quarter of fiscal 2003 was $8.5 million, or 8.9% of revenue, compared to $3.9 million, or 4.3% of revenue, in the second quarter of fiscal 2002.  For the first six months of fiscal 2003, income from operations was $13.6 million, or 7.4% of revenue, compared to $6.7 million, or 3.9% of revenue in the same period of the prior year.  The quarter and year to date increases were mainly due to the overall increase in sales volume, the increase in gross margins generated from service sales, the decrease of goodwill amortization from the adoption of SFAS 142, and the weakening of the US Dollar against foreign currencies.

Non-operating income decreased to $0.2 million in the second quarter of fiscal 2003 from $0.3 million for the second quarter of fiscal 2002.  For the first six months of fiscal 2003, non-operating expense was $0.4 million compared to $0.9 million for the first six months of fiscal 2002.  This decrease in non-operating expense for the six-month period was primarily due to the decrease in exchange loss for fiscal 2003.

The effective tax rate for the second quarter of fiscal 2003 and fiscal 2002 was 41.0% and 37.2%, respectively.  The year to date effective tax rate for fiscal 2003 and fiscal 2002 was 40.0% and 38.0%, respectively.  The quarter and year to date effective tax rate increases were mainly due to a shift in earnings between domestic and international regions for the applicable periods.

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

Liquidity and Capital Resources

The Company currently has a $45.0 million multi-currency committed line of credit expiring on March 31, 2003.  Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional two-year period.  The Company is currently in active discussion with its current lender and with several other potential lenders on this subject.  The financing agreement includes a security interest in inventory and receivables located in the United States.  Interest due under the line of credit is calculated as follows:  (i) if the advance is in U.S. dollars, at the option of the Company, either the bank’s prime rate minus an amount as stipulated in the loan agreement based on Company performance, or the LIBOR rate plus an additional LIBOR rate percentage; however, (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage.  The Company has a one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit.  Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate.  Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts.  The agreement also requires the Company to satisfy certain financial covenants and limits the assumption of additional debt and restricts the Company’s payment of dividends other than stock dividends.

The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $8.0 million at the December 31, 2002 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of December 31, 2002, the total outstanding line of credit is $8.3 million consisting of: US $5.0 million, ZAR (South African Rand) 13.0 million (approximately $1.5 million at the December 31, 2002 exchange rate), SEK (Swedish Krona) 4.5 million (approximately $0.5 million at the December 31, 2002 exchange rate), AUD (Australian Dollar) 0.5 million (approximately $0.3 million at the December 31, 2002 exchange rate) and JPY (Japanese Yen) 120.0 million (approximately $1.0 million at the December 31, 2002 exchange rate).  The Company has approximately $44.7 million available to borrow.

Net cash provided by operating activities for fiscal 2003 was $7.9 million versus $6.6 million for fiscal 2002.  The Company used $4.7 million for investing activities in fiscal 2003 mainly for the purchase of property, plant, and equipment and internally developed software.  The Company used $14.1 million in financing activities for fiscal 2003 mainly for working capital and the repurchase of $3.5 million in common stock.  All cash is being held for the operation and expansion of the business and the repurchase of the Company’s stock.

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

Summary

Until the first quarter of calendar year 2001, the Company had experienced rapid revenue growth at a rate that it believes had exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry.  In light of weaker market conditions, the Company’s growth rate declined from previous years.  Currently, given the weak worldwide economic conditions, and the general financial & political uncertainty triggered in part by the Iraqi crisis, the North Korean crisis and the terrorist attacks on September 11, 2001, there can be no assurance that any particular level of growth can be achieved.  In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings.  There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.

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

Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the

Securities Act of 1933, as amended, that involve risks and uncertainties.  Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates, or projections.  Some of the additional risks and uncertainties are: political and world instability created by the Iraqi and North Korean crises, and additional terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and controlling expenses.  These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MICROS’s significant international business and presence exposes the Company to a multitude of market risks, such as currency, interest rate and political risks.  With respect to currency risk, the Company transacts business in 23 different currencies through its foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with such sales are not always denominated in the same currency.  Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.  Recent weakness in certain Latin American currencies, including the Argentine Peso and the Brazilian Real, have adversely impacted the financial performance of the Company.  However, in the past quarter, the strengthening of the Euro has helped offset this adverse impact.

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

Further, the Company is subject to political risk, as demonstrated by the terrorist attacks in the United States of September 11, 2001.  More recently, the terrorist attacks in Bali, Indonesia in October 2002 has adversely impacted the Company’s sales for the foreseeable future in Indonesia, Australia, and other parts of Asia, as there has been a marked decline in travel and tourism in Asia since the Bali attacks.  Globally, the potential of armed conflict with Iraq has created additional uncertainty, which suppresses businesses for two reasons: (i) capital expenditures are delayed since buyers are concerned by the impact of potential war with Iraq on their businesses; and (ii) reduction in consumer buying habits out of concern for additional terrorist attacks in response to the United State’s conflict with Iraq.  As history shows, worldwide tourism in general and American tourism in particular have declined substantially during periods of actual armed conflict, as with the attacks on Iraq in 1991.  Accordingly, political and economic instability and uncertainty caused by terrorism, and the resultant conflicts designed to thwart terrorism, may materially adversely impact the travel, tourism and hospitality industries which the Company serves.  The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

Item 4.  Controls and Procedures

Background.  As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures.”  This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’ Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’ Executive Vice President and Chief Financial Officer.  Disclosure Controls and Procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls and Procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Scope of the Controls Evaluation. The evaluation of MICROS’ Disclosure Controls and Procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures.  In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees from the four worldwide regional headquarters (North America, Latin America, Europe/Africa/Middle East, and Asia Pacific) to produce such information.  Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose such information.  Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the finance operation.  These forms and documents are designed to elicit pertinent financial information from the operations on a worldwide basis.

Conclusions.  MICROS has evaluated its Disclosure Controls and Procedures.  The effectiveness of the Disclosure Controls and Procedures will be evaluated quarterly.  Based on the evaluation as of a date within 90 days of the filing of this Form 10-Q, MICROS has concluded that Disclosure Controls and Procedures (as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934) currently in place are effective to ensure that material information relating to MICROS would be made known to the Chairman, President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer on a timely basis.  No significant changes were made to MICROS’ internal controls or in the other factors that could significantly affect these controls subsequent to the date of the evaluation and there were no required corrective actions with regard to significant deficiencies or material weaknesses of these controls.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended December 31, 2002

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

Items 2 (Changes in Securities and Use of Proceeds) and 3 (Defaults Upon Senior Securities).

No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 15, 2002.  A quorum was present (in person and/or by proxy) and shareholders voted on the following matters:

1.  Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors.  No other nominations were made.  The nominees received the following votes:

Nominee	For	Vote Withheld (Abstain)
A.L. Giannopoulos	16,080,775	19,506
Louis M. Brown, Jr.	16,091,044	9,237
F. Suzanne Jenniches	16,089,894	10,387
John G. Puente	16,087,969	12,312
Dwight S. Taylor	16,089,254	11,027
William S. Watson	16,090,149	10,132

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

2.  Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent public accountants for the Company for the fiscal year ending June 30, 2003.  A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote.  A total of 15,671,624 shares voted in the affirmative; a total of 420,363 shares voted in the negative; and a total of 8,294 shares abstained from the vote.

3.  Approval of Amendment to Stock Option Plan

The Board of Directors proposed an amendment to the 1991 Stock Option Plan, which served to extend the 1991 Stock Option Plan until December 31, 2006, as the 1991 Stock Option was scheduled to expire on September 30, 2003.  The shareholders approved the proposed amendment to the 1991 Stock Option Plan, with 11,054,275 shares in the affirmative, 2,548,865 shares in the negative, 30,532 shares affirmatively abstained, and 2,466,609 shares not voting.

Item 5.    Other Information

As reported by the Company in its Form 10-Q for the first quarter of FY2003, on October 1, 2002, the Company sold its 68% interest in its majority-owned subsidiary in South Africa for 19 million South African Rand (approximately $1.8 million at October 1, 2002 exchange rate).  The Company will maintain a dealer relationship with the entity.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)         Reports on Form 8-K

Report on Form 8-K was filed on November 19, 2002, regarding the Fifth Amendment to the Employment Agreement between the Company and Mr. Giannopoulos.

Report on Form 8-K was filed on November 1, 2002, regarding the release of financial results for the quarter ending September 30, 2002, and also the Company’s balance sheet.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended December 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

February 14, 2003	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

February 14, 2003	/s/	Cynthia A. Russo
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

Date: February 14, 2003

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

Date: February 14, 2003