Form 10-Q
period 2003-03-31
MICROS SYSTEMS INC
filed 2003-05-15
CIK 320345

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2003

Commission file number 0-9993

MICROS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

MARYLAND	52-1101488
(State of incorporation)	(I.R.S. Employer IdentificationNumber)

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

YES ☒    NO ☐

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☒    NO ☐

As of April 30, 2003, there were 17,339,908 shares of Common Stock, $0.025 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2003

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$56,531	$66,638
Accounts receivable, net of allowance for doubtful accounts of $10,846 at March 31, 2003 and $8,981 at June 30, 2002	91,439	86,918
Inventories, net of allowance for obsolescence of $5,933 at March 31, 2003 and $4,957 at June 30, 2002	33,832	31,211
Deferred income taxes	7,103	7,008
Prepaid expenses and other current assets	15,403	12,756
Total current assets	204,308	204,531

Property, plant and equipment, net of accumulated depreciation and amortization of $46,303 at March 31, 2003 and $42,669 at June 30, 2002	19,562	21,467
Deferred income taxes, non-current	20,307	20,707
Goodwill and intangible assets, net of accumulated amortization of $27,478 at March 31, 2003 and $28,025 at June 30, 2002	30,237	32,055
Purchased and internally developed software costs, net of accumulated amortization of $22,476 at March 31, 2003 and $18,248 at June 30, 2002	32,092	30,303
Other assets	3,207	3,767
Total assets	$309,713	$312,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$4,131	$18,699
Current portion of capital lease obligations	131	147
Accounts payable	20,338	25,955
Accrued expenses and other current liabilities	33,391	34,554
Income taxes payable	3,497	7,303
Deferred income taxes	797	547
Deferred service revenue	41,935	33,841
Total current liabilities	104,220	121,046

Capital lease obligations, net of current portion	284	279
Deferred income taxes, non-current	9,716	9,933
Other non-current liabilities	1,441	1,232
Commitments and contingencies:
Minority interests	2,326	1,978

Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 17,315 at March 31, 2003 and 17,521 at June 30, 2002	433	438
Capital in excess of par	52,140	56,867
Retained earnings	143,594	130,599
Accumulated other comprehensive loss	(4,441)	(9,542)
Total shareholders’ equity	191,726	178,362

Total liabilities and shareholders’ equity	$309,713	$312,830

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Hardware and software	$49,825	$50,028
Service	47,765	42,350
Total revenue	97,590	92,378

Costs and expenses:
Cost of sales
Hardware and software	28,149	27,720
Service	22,062	20,816
Total cost of sales	50,211	48,536

Selling, general and administrative expenses	31,626	30,702
Research and development expenses	4,245	4,587
Depreciation and amortization	1,995	4,025
Total costs and expenses	88,077	87,850

Income from operations	9,513	4,528

Non-operating (expense) income:
Interest income	278	165
Interest expense	(47)	(106)
Other (expense) income, net	(670)	991
Total non-operating (expense) income	(439)	1,050

Income before taxes, minority interests and equity in netearnings of affiliates	9,074	5,578

Income tax provision	3,631	1,770

Income before minority interests and equity in netearnings of affiliates	5,443	3,808

Minority interests and equity in net earnings of affiliates	(74)	(123)

Net income	$5,369	$3,685

Net income per common share:
Basic	$0.31	$0.21
Diluted	$0.31	$0.21

Weighted-average number shares outstanding:
Basic	17,351	17,516
Diluted	17,575	17,888

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Nine Months Ended March 31,
	2003	2002
Revenue:
Hardware and software	$143,996	$140,223
Service	135,653	126,565
Total revenue	279,649	266,788

Costs and expenses:
Cost of sales
Hardware and software	81,120	78,475
Service	62,163	61,329
Total cost of sales	143,283	139,804

Selling, general and administrative expenses	93,752	89,732
Research and development expenses	13,380	14,148
Depreciation and amortization	6,170	11,856
Total costs and expenses	256,585	255,540

Income from operations	23,064	11,248

Non-operating (expense) income:
Interest income	1,093	678
Interest expense	(631)	(533)
Other (expense) income, net	(1,335)	42
Total non-operating (expense) income	(873)	187

Income before taxes, minority interests and equity in netearnings of affiliates	22,191	11,435

Income tax provision	8,877	3,996

Income before minority interests and equity in netearnings of affiliates	13,314	7,439

Minority interests and equity in net earnings of affiliates	(319)	(390)

Net income	$12,995	$7,049

Net income per common share:
Basic	$0.75	$0.40
Diluted	$0.74	$0.40

Weighted-average number shares outstanding:
Basic	17,408	17,504
Diluted	17,663	17,785

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Period Ended March 31, 2003

(Unaudited, in thousands)

	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, June 30, 2002	17,521	$438	$56,867	$130,599	$(9,542)	$178,362
Comprehensive income
Net income	—	—	—	12,995	—	12,995
Foreign currency translation adjustments	—	—	—	—	5,101	5,101
Total comprehensive income	—	—	—	—	—	18,096
Stock issued upon exercise of options	16	—	273	—	—	273
Stock retired	(222)	(5)	(5,039)	—	—	(5,044)
Income tax benefit from stock options exercised	—	—	39	—	—	39
Balance, March 31, 2003	17,315	$433	$52,140	$143,594	$(4,441)	$191,726

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Condensed and unaudited, in thousands)

	Nine Months Ended March 31,
	2003	2002

Net cash flows provided by operating activities:	$17,552	$20,768

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,918)	(3,950)
Proceeds from dispositions of property, plant and equipment	108	66
Internally developed software	(3,035)	(2,461)
Proceeds from settlement	—	200
Proceeds from sale of subsidiary	286	—
Purchase of equity interest in investees	—	(51)
Net cash paid for acquisitions, minority interests and contingent earn-out payments	—	(3,832)
Net cash used in investing activities	(7,559)	(10,028)

Cash flows from financing activities:
Principal payments on lines of credit	(18,140)	(10,346)
Proceeds from lines of credit	3,125	15,807
Principal payments on long-term debt and capital lease obligations	(112)	(3,602)
Dividends to minority owners	(13)
Repurchase of stock	(5,044)	—
Proceeds from issuance of stock	273	744
Net cash (used in) provided by financing activities	(19,911)	2,603

Effect of exchange rate changes on cash	(189)	23

Net (decrease) increase in cash and cash equivalents	(10,107)	13,366
Cash and cash equivalents at beginning of period	66,638	26,456

Cash and cash equivalents at end of period	$56,531	$39,822

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarter Ended March 31, 2003

(Unaudited, in thousands, except per share data)

1.                                       Inventories

The components of inventories are as follows:

	March 31, 2003	June 30, 2002
Raw materials	$7,237	$6,850
Work-in-process	224	986
Finished goods	26,371	23,375
	$33,832	$31,211

2.                                       New accounting standards

In December 2002, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Effective for interim periods beginning after December 15, 2002, SFAS No. 148 requires disclosure of pro-forma results as if the Company had applied the fair value recognition provisions of SFAS No. 123.  See Note 7 for pro-forma disclosure.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation.  It also establishes that fair value is the objective for the initial measurement of the liability.  SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 had no impact on the Company’s consolidated financial statements.

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

The following table represents the impact of SFAS No. 142 on net income, basic and diluted net income per share had SFAS No. 142 been in effect in the three and nine months ended March 31, 2002.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income
Reported net income	$5,369	$3,685	$12,995	$7,049
Goodwill amortization, net of tax	—	1,410	—	3,942
Adjusted net income	$5,369	$5,095	$12,995	$10,991

Basic net income per common share
Reported net income per common share	$0.31	$0.21	$0.75	$0.40
Goodwill amortization, net of tax	—	0.08	—	0.23
Adjusted basic net income per common share	$0.31	$0.29	$0.75	$0.63

Diluted net income per common share
Reported net income per common share	$0.31	$0.21	$0.74	$0.40
Goodwill amortization, net of tax	—	0.08	—	0.22
Adjusted diluted net income per common share	$0.31	$0.29	$0.74	$0.62

Weighted average shares outstanding
Basic	17,351	17,516	17,408	17,504
Diluted	17,575	17,888	17,663	17,785

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

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net income	$5,369	$3,685	$12,995	$7,049

Average common shares outstanding	17,351	17,516	17,408	17,504
Dilutive effect of outstanding stock options	224	372	255	281
Average common shares outstandingassuming dilution	17,575	17,888	17,663	17,785
Basic net income per share	$0.31	$0.21	$0.75	$0.40
Diluted net income per share	$0.31	$0.21	$0.74	$0.40

For the three- and nine-month period ended March 31, 2003, 2,220 options and 2,142 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.  For the three- and nine-month period ended March 31, 2002, 1,562 options and 2,003 options, respectively, were excluded from the above reconciliation as these options were anti-dilutive for these periods.

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

A summary of the Company’s operating segments is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues (1):
United States	$52,911	$52,533	$155,147	$151,662
International	60,855	50,464	166,077	151,190
Intersegment eliminations	(16,176)	(10,619)	(41,575)	(36,064)
Total revenues	$97,590	$92,378	$279,649	$266,788

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$3,491	$(1,185)	$6,005	$(8,432)
International	17,858	13,885	47,235	42,947
Intersegment eliminations	(12,275)	(7,122)	(31,048)	(23,080)
Total income before taxes, minority interests and equity in net earnings of affiliates	$9,074	$5,578	$22,192	$11,435

(1)                                  Amounts based on the location of the customer.

	March 31, 2003	June 30, 2002
Identifiable assets (2):
United States	$123,618	$133,653
International	186,095	179,177
Total identifiable assets	$309,713	$312,830

(2)                                  Amounts based on the location of the selling entity.

6.                                       Shareholders’ Equity

In fiscal 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock.  A summary of the cumulative number of whole shares retired through March 31, 2003 is as follows:

	Whole Shares	Total Cost
Total shares retired as of June 30, 2002	95,600	$2,610
Shares retired in Q1	71,900	1,731
Shares retired in Q2	82,500	1,779
Shares retired in Q3	68,000	1,534
Total shares retired as of March 31, 2003	318,000	$7,654

7.                                       Stock Options

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  Currently, all outstanding options expire ten years from the date of grant.

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards.  Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.

Had compensation cost been determined based on the weighted-average estimate of the fair value of each option granted in the third quarter of fiscal 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income
As reported	$5,369	$3,685	$12,995	$7,049
Pro forma	$4,063	$1,574	$8,554	$620

Basic net income per share
As reported	$0.31	$0.21	$0.75	$0.40
Pro forma	$0.23	$0.09	$0.49	$0.04

Diluted net income per share
As reported	$0.31	$0.21	$0.74	$0.40
Pro forma	$0.23	$0.09	$0.48	$0.03

The weighted average fair value of each option granted for the third quarter of fiscal 2003 and 2002 was $10.77 and $12.36, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Risk-free interest rate	3.2%	4.4%	3.0%	4.4%
Expected life	6.0 years	5.9 years	6.0 years	5.9 years
Expected volatility	51%	51%	51%	51%
Expected dividend yield	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models, including the Black-Scholes option-pricing model, do not necessarily provide a reliable single measure of the fair value of employee stock options.

8.                                       Subsequent Event

Effective May 1, 2003, the Company entered into the Stock Purchase Agreement by and among the stockholders (individually and collectively, the “Stockholders”) of Datavantage Corporation and DV Technology Holdings Corporation (individually and collectively, “Datavantage”), pursuant to which MICROS acquired, directly or indirectly, all of the issued and outstanding shares of Datavantage on the terms and conditions stated in the Stock Purchase Agreement.  Consequently, MICROS will control all assets of Datavantage, subject to the terms and conditions of the Stock Purchase Agreement.   The consideration paid by MICROS was approximately $52 million, subject to adjustments, modifications, and other conditions as stated in the Stock Purchase Agreement.  The consideration consists of the following: (i) $28.6 million paid at closing; (ii) $5.2 million, to be paid 18 months after closing, subject to certain holdback rights; and (iii) 719,360 whole shares of MICROS common stock.  Except for the transactions described in the Stock Purchase Agreement, there was no material relationship between Datavantage and MICROS, its directors, officers, affiliates, or associates thereof.  The source of funds was $16.6 million from general corporate funds, $12.0 million from the MICROS line of credit in effect with Bank of America, and unregistered shares of MICROS common stock.  Datavantage’s primary business is point-of-sale software and business intelligence software designed for the retail industry.  Any tangible assets acquired as part of this transaction will continue to be used for those purposes.

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

Revenue recognition

Revenue from hardware sales is recognized at the time of shipment with a provision for estimated returns and allowances.  Revenue from licensed software sales is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.”  If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements.  However, if MICROS is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements.  This deferral is earned when significant obligations no longer exist.  Revenue from customer-specific development work is recognized under the completed contract method.  Service contract revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term.  Revenue for the installation of the product and the training of customers’ staff is recognized as the work is performed.

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

Allowance for doubtful accounts

MICROS maintains allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments.  These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Foreign currency translation

The financial statements of MICROS’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes.  The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year.  The cumulative translation effects are reflected in shareholders’ equity.  Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Results of Operations - Third Quarter and Nine-Month Comparisons

The Company recorded a diluted net income of $0.31 per common share in the third quarter of fiscal 2003, compared with a diluted net income of $0.21 per common share in the third quarter of fiscal 2002.  For the nine-months ended March 31, 2003, diluted net income was $0.74 per common share compared with diluted net income of $0.40 per common share for the nine-months ended March 31, 2002.  The quarter and year to date increases were mainly due to increases in software and service sales, improved service margins, and the discontinuation of goodwill amortization according to SFAS 142.

Revenue increased by $5.2 million or 5.6% to $97.6 million for the third quarter of fiscal 2003 compared to the same period last year.  For the first nine months of fiscal year 2003, revenue increased $12.9 million or 4.8% to $279.6 million over the same period in fiscal year 2002.  A comparison of the sales mix for fiscal years 2003 and 2002 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Hardware	33.3%	37.6%	34.1%	36.3%
Software	17.8%	16.5%	17.4%	16.3%
Service	48.9%	45.9%	48.5%	47.4%
	100.0%	100.0%	100.0%	100.0%

Combined hardware and software revenues for the third quarter of fiscal 2003 decreased $0.2 million, or 0.4%, but service revenues increased $5.4 million, or 12.8%, over the same period a year earlier.  On a year to date basis, combined hardware and software revenues increased $3.8 million, or 2.7%, and service revenues increased $9.1 million, or 7.2%, over the same period a year earlier.

Combined hardware and software sales decreased slightly in the third quarter of fiscal 2003 in comparison to the prior year mainly due to the decrease in hardware sales.  This decrease is a result of the wind down of a large roll out program.

Service revenues increased primarily due to the increase in recurring maintenance service revenues, which accounted for $28.6 million and $81.5 million of the third quarter and year to date service revenue of fiscal 2003, respectively.  In fiscal 2002, the third quarter and year to date recurring maintenance service revenue was $25.6 million and $73.0 million, respectively.

Overall cost of sales, as a percentage of revenue, decreased to 51.5% for the third quarter of fiscal 2003 from 52.5% for the third quarter of fiscal 2002.  For the first nine months of fiscal 2003 and 2002, cost of sales, as a percentage of revenue, was 51.2% and 52.4%, respectively.

Cost of sales for hardware and software products, as a percentage of related revenue, increased to 56.5% in the third quarter of fiscal 2003 compared to 55.4% for the same quarter a year earlier.  On a year to date basis, cost of sales for hardware and software products, as a percentage of related revenue, increased slightly to 56.3% compared to 56.0 in the prior year.  The quarterly and year to date increases in cost of sales, in relation to related revenue, was mainly due to the increase in software cost of sales.

Service costs, as a percentage of service revenue, decreased to 46.2% in the third quarter of fiscal 2003 compared to 49.2% in the same quarter in fiscal 2002.  In the first nine months of fiscal 2003, service costs, as a percentage of service revenue, decreased to 45.8% compared to 48.5% in the prior year.  The quarter and year to date decreases were mainly due to the continued increase in recurring maintenance service revenue while maintaining approximately the same level of cost.

Selling, general and administrative (“SG&A”) expenses increased by $0.9 million or 3.0%, in the third quarter of fiscal 2003 compared to the same period last year.  As a percentage of revenue, selling, general and administrative expenses decreased to 32.4% in the third quarter of fiscal 2003 compared to 33.2% in the third quarter of fiscal 2002.  On a year to date basis, selling, general and administrative expenses increased $4.0 million or 4.5%.  As a percentage of revenue, selling, general and administrative expenses decreased to 33.5% in the first nine months of fiscal 2003 compared to 33.6% in the same period of the prior year.  The quarter increase in SG&A was mainly due to the strengthening of foreign currencies over the US Dollar.  The year to date increase was primarily due to the annual salary merit increases and the strengthening of foreign currencies over the US Dollar.  The annual salary merit increases in fiscal 2003 were higher than the previous year due to reduced personnel turnover, which serves to increase the number of employees eligible for salary increases.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  In the third quarter of fiscal 2003, R&D expenses decreased $0.3 million, or 7.5%, to $4.2 million.  Capitalized software development costs increased to $1.2 million in the third quarter of fiscal 2003 from $0.7 million in the third quarter of fiscal 2002.  For the third quarter of fiscal 2003, total research and development expenditures, including capitalized software development costs, increased $0.2 million, or 3.5%, compared to the third quarter a year earlier.

On a year to date basis, R&D expenses decreased $0.8 million, or 5.4%, to $13.4 million.  Year to date total research and development expenditures, including capitalized software development costs of $3.0 million and $2.5 million for fiscal 2003 and 2002, respectively, decreased to $16.4 million.  A summary of R&D activities is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Total R&D	$5,452	$5,265	$16,415	$16,610
R&D capitalization	(1,207)	(678)	(3,035)	(2,462)
Total R&D expenses	$4,245	$4,587	$13,380	$14,148

Depreciation and amortization expense decreased by $2.0 million or 50.4% in the third quarter of fiscal 2003 and $5.7 million or 48.0% on a year to date basis compared to the same periods in fiscal 2002.  The decrease is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”  For further discussion, see Note 2 in the Notes to the Consolidated Financial Statements.

Income from operations for the third quarter of fiscal 2003 was $9.5 million, or 9.8% of revenue, compared to $4.5 million, or 4.9% of revenue, in the third quarter of fiscal 2002.  For the first nine months of fiscal 2003, income from operations was $23.1 million, or 8.3% of revenue, compared to $11.2 million, or 4.2% of revenue in the same period of the prior year.  The quarter and year to date increases were mainly due to the overall increase in software and service sales, the increase in gross margins generated from service sales and the decrease of goodwill amortization from the adoption of SFAS 142.

In the third quarter of fiscal 2003, non-operating expense was $0.4 million compared to non-operating income of $1.0 million in the third quarter of fiscal 2002.  For the first nine months of fiscal 2003, non-operating expense was $0.9 million compared to non-operating income of $0.2 million for the first nine months of fiscal 2002.  This increase in non-operating expense was primarily due to the increase in foreign exchange loss.

The effective tax rate for the third quarter of fiscal 2003 and fiscal 2002 was 40.0% and 31.7%, respectively.  The year to date effective tax rate for fiscal 2003 and fiscal 2002 was 40.0% and 34.9%, respectively.  The quarter and year to date effective tax rate increases were mainly due to a shift in earnings between domestic and international regions for the applicable periods.

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

Euro Conversion

On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro.  For a three-year transition period, both the Euro and individual participants’ currencies remained in circulation.  Since March 1, 2002, the Euro has become the sole legal tender for the twelve participating EMU countries, and is in use in certain other countries and territories.  The adoption of the Euro has affected a multitude of financial systems and business applications as the commerce of these nations is now transacted in the Euro.  Of the twelve participating countries currently using the Euro as their sole legal tender, the Company has subsidiary operations in seven of those countries and distributor relationships in the remaining five countries.

Liquidity and Capital Resources

The Company currently has a $45.0 million multi-currency committed line of credit expiring on June 30, 2003.  Prior to this upcoming expiration date, the Company anticipates that it will renew this line of credit for an additional two-year period.  The Company is currently in active discussion with its current lender and with several other potential lenders on this subject.  The financing agreement includes a security interest in inventory and receivables located in the United States.  Interest due under the line of credit is calculated as follows:  (i) if the advance is in U.S. dollars, at the option of the Company, either the bank’s prime rate minus an amount as stipulated in the loan agreement based on Company performance, or the LIBOR rate plus an additional LIBOR rate percentage; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage.  The Company has a one-time option to convert the line of credit into a three-year secured term loan upon expiration of the line of credit.  Interest due under the three-year secured term loan shall be, at the option of the Company, the prime rate plus one quarter of one percent (0.25%) or the floating LIBOR rate.  Under the terms of the current loan agreement, the Company may borrow up to $45.0 million less the amount of outstanding letters of credit and a fixed amount equal to $1.5 million if the Company enters into any exchange contracts.  The agreement also requires the Company to satisfy certain financial covenants and limits the assumption of additional debt and restricts the Company’s payment of dividends other than stock dividends.

The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $8.3 million at the March 31, 2003 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of March 31, 2003, the total outstanding line of credit is $4.1 million consisting of: ZAR (South African Rand) 13.0 million (approximately $1.6 million at the March 31, 2003 exchange rate), SEK (Swedish Krona) 12.0 million (approximately $1.4 million at the March 31, 2003 exchange rate), AUD (Australian Dollar) 0.5 million (approximately $0.3 million at the March 31, 2003 exchange rate) and JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the March 31, 2003 exchange rate).  The Company has approximately $49.2 million available to borrow.

Net cash provided by operating activities for fiscal 2003 was $17.6 million versus $20.8 million for fiscal 2002.  The Company used $7.6 million for investing activities in fiscal 2003 mainly for the purchase of property, plant, and equipment and internally developed software.  The Company used $19.9 million in financing activities for fiscal 2003 mainly for the net reduction of $15.0 million on the line of credit and the repurchase of $5.0 million in common stock.  All cash is being held for the operation and expansion of the business and the repurchase of the Company’s stock.

The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future.  The Company anticipates that its property, plant and equipment expenditures for fiscal 2003 will be approximately $6.0 million.

Summary

Until the first quarter of calendar year 2001, the Company had experienced rapid revenue growth at a rate that it believes had exceeded that of the global market for point-of-sale computer systems and property management information systems products for the hospitality industry.  In light of weaker market conditions, the Company’s growth rate declined from previous years.  Currently, given the weak worldwide economic conditions, and the general financial and political uncertainty triggered in part by the Iraqi armed conflict, the North Korean crisis, terrorist attacks (including the attacks on September 11, 2001, and in Bali), and the SARS (Severe Acute Respiratory Syndrome) crisis in Asia,  there can be no assurance that any particular level of growth can be achieved.  In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings.  There can be no assurance that the Company will be able to continue to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.

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

Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties.  Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates, or projections.  Some of the additional risks and uncertainties are: political and world instability created by the Iraqi and North Korean crises, SARS (Severe Acute Respiratory Syndrome), and additional terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products and the newest versions of the 3700 RES; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and controlling expenses.  Additionally, MICROS’s recently announced acquisition of Datavantage poses additional risks to MICROS insofar as there are risks inherent in any acquisition activities, which such risks may not be identifiable during the due diligence phase of the target or the markets it serves.  These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MICROS’s significant international business and presence exposes the Company to a multitude of market risks, such as currency, interest rate and political risks.  With respect to currency risk, the Company transacts business in 23 different currencies through its foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with such sales are not always denominated in the same currency.  Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.  Recent weakness in certain Latin American currencies, including the Argentine Peso and the Brazilian Real, has adversely impacted the financial performance of the Company.  However, in the past quarter, the strengthening of the Euro has helped offset this adverse impact.

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

Further, the Company is subject to political risk, as demonstrated by the terrorist attacks in the United States of September 11, 2001.  More recently, the terrorist attacks in Bali, Indonesia in October 2002 has adversely impacted the Company’s sales for the foreseeable future in Indonesia, Australia, and other parts of Asia, as there has been a marked decline in travel and tourism in Asia since the Bali attacks (further exacerbated by the outbreak of SARS (Sudden Acute Respiratory Syndrome).  Globally, the armed conflict with Iraq, and the post Saddam Hussein era in Iraq, have created additional uncertainty, which suppresses businesses for two reasons: (i) capital expenditures are delayed since buyers are concerned by the impact of world instability on their businesses; and (ii) reduction in consumer buying habits out of concern for additional terrorist attacks in response to the United State’s actions in Iraq.  As history shows, worldwide tourism in general and American tourism in particular have declined substantially during periods of actual armed conflict.  Accordingly, political and economic instability and uncertainty caused by health crises, such as with SARS (Severe Acute Respiratory Syndrome), terrorism, and the resultant conflicts designed to thwart terrorism, may materially adversely impact the travel, tourism and hospitality industries that the Company serves.  The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

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

For the Quarter Ended March 31, 2003

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

Items 2 (Changes in Securities and Use of Proceeds), 3 (Defaults Upon Senior Securities), 4 (Submission of Matters to a Vote of Security Holders), and 5 (Other Information).

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

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)         Reports on Form 8-K

Report on Form 8-K was filed on January 30, 2003, regarding the release of financial results for the quarter ending December 31, 2002, and also the Company’s balance sheet.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

May 15, 2003	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

May 15, 2003	/s/ Cynthia A. Russo
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

Date: May 15, 2003

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

4.  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.  The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration,
Date: May 15, 2003	and Chief Financial Officer