Form 10-K
period 2003-06-30
MICROS SYSTEMS INC
filed 2003-09-29
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From    to

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☑ NO ☐

At the close of business on August 31, 2003, there were issued and outstanding 18,076,487 shares of Registrant’s Common Stock at $.025 par value. At such time the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $660,876,365.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders, currently scheduled to be held on November 21, 2003, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

INTRODUCTION

     MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis). MICROS is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, hardware, jewelry, and other specialty items.

     MICROS’s enterprise solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) specialty retail information systems. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel, restaurant, and retail information systems. The hotel information systems consist of software encompassing property management systems (“PMS”), sales and catering systems (“S&C”), central reservation systems (“CRS”), and customer information systems (“CIS”). The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, and a suite of back office applications, including inventory, labor, and finance management. The specialty retail systems consist of software encompassing POS, loss prevention and enterprise applications.

     The Company’s PMS applications are installed worldwide in leading hotel chains such as Marriott International, InterContinental Hotels Group (formerly Six Continents Hotels), Best Western, Radisson, Hilton International (United Kingdom), Hyatt International, Wyndham, Starwood, Four Seasons (Canada), Accor (France), Concorde (France), Thistle (United Kingdom), Federal (Australia), Kempinski (Germany), Mandarin Oriental (Hong Kong), Movenpick (Switzerland), Peninsula (Hong Kong), Ramada Europe, Shangri-La International (Hong Kong), Swissôtel (Switzerland) and Steigenberger (Germany). Worldwide, there are currently approximately 13,000 MICROS PMS installations.

     The MICROS CRS is installed in numerous hotel chains such as Four Seasons, Wyndham, Concorde, Equatorial (Malaysia), West Coast Hotels, MacDonalds (United Kingdom), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle (UK), Tourast (Australia), and Vagabond Inns.

     The MICROS CIS is installed in numerous hotel chains such as Four Seasons, Wyndham, Concorde, Equatorial, First, Scandic (Sweden), Peninsula, Hilton International, Rydges, Shangri-La, Sokos, Sorat (Germany), Starhotels, Sun International, Tourast, Taj (India), Oberoi, and Pan Pacific.

     MICROS’s restaurant POS systems are installed worldwide. Major table service restaurant chain customers include T.G.I. Friday’s, Cracker Barrel, Metromedia Restaurant Group, Brinker International, International House of Pancakes, Bertucci’s, Perkins, Friendly’s, Don Pablo’s, La Madeleine, El Torito, Eat ‘N Park, Host Services, Mitchells and Butlers (U.K.), Hooters, Marie Callender’s, Ruby Tuesday’s, Hard Rock Café, Corporacion Mexicana de Restaurantes (Mexico), and Whitbread PLC (United Kingdom). Major quick service chain restaurant (“QSR”)

customers include numerous franchisees of Burger King, Arby’s, El Pollo Loco, El Pollo Campero (Guatemala), various franchisees of Yum! Brands (Pizza Hut, KFC International, and Taco Bell), Atlanta Bread, Baja Fresh, Grandy’s, Red Rooster (Australia), Panera Bread, Subway, Krispy Kreme, Starbucks (mainly international sites), and Wendy’s. Most of MICROS’s QSR installations are with franchisees.

     MICROS’s restaurant POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton International, Starwood, Hyatt, InterContinental Hotels, Hilton, Swissôtel, Mandarin Oriental, Radisson, Fairmont (Canada), and Four Seasons. Additional significant markets for the Company’s POS systems include complex foodservice environments such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. Users include Aramark, Anton’s, Delaware North, HMS Host (formerly Host Marriott Services), and various government entities. The Company has installed large POS systems in the Foxwood Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, Mirage Casino, Bellagio and The Venetian (the latter five casinos are located in Las Vegas, Nevada). MICROS supplies and services POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard, CBORD Group, and Diebold.

     MICROS also markets both hotel and restaurant POS systems that it acquired as part of the acquisition of certain assets of Hospitality Solutions International, Inc. (“HSI”) in October 2000. The HSI hotel and restaurant systems products are both Windows® based software products that run on personal computers (“PCs”). Additionally, MICROS is marketing and further developing a POS product that it acquired via the stock purchase of Indatec GmbH and Co. KG (“Indatec”) in January 2001. The Indatec product is a proprietary based POS system with embedded software. Currently, the Indatec product is sold exclusively in Europe and is targeted to small restaurants.

     MICROS’s specialty retail solutions are provided through its wholly owned subsidiary, Datavantage Corporation, which it acquired on May 1, 2003. Datavantage has over 200 retail company customers. Its customers include Abercrombie & Fitch, Barney’s New York, Books-A-Million, Limited Too, Michael’s Arts and Crafts, Polo Ralph Lauren, Steve Madden Retail and Shaw’s Markets.

PRODUCTS AND SERVICES

Hotel Information Systems

     For the hotel marketplace, MICROS develops, markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems, sales and catering systems, central reservation systems, customer information systems, revenue management systems (“RMS”), an Internet/Global Distribution System based hotel reservation service called myfidelio.net, and installation and support services associated with the various product sets. The PMS software provides for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management, and interfaces to central reservation and global distribution systems. The S&C software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The CRS software allows hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. The software systems run on PCs. MICROS also offers an Internet based hotel reservation service via its myfidelio.net service. This service enables corporations, tourist representation services, and consumers to create room reservations directly with designated hotels. This service also allows those hotel properties without internal reservation capabilities to outsource to MICROS the maintenance of their connectivity to the global distribution systems, such as Sabre, Galileo, Amadeus and WorldSpan.

     MICROS’s hotel systems run on industry standard Intel®-based PCs. MICROS markets a range of property management systems geared to hotels of varying sizes and operational needs. For larger hotels, MICROS markets a comprehensive suite of hotel software products under the Opera brand name. Opera includes modules for property management, central reservations, customer information systems, sales and catering, revenue management, and quality management. Opera development started in 1996, with the first module introduced in June 2001. Several additional modules have been released to the market, with Opera Reservation System being the most recent application, having been released in March 2003. Opera is designed to run on PCs and large PC based servers. All the products are designed to share a common Oracle® database. Opera will run under these three operating systems: Microsoft Windows® (NT, 2000 and XP), IBM AIX®, and Sun Solaris®. The Opera software suite is deemed an important product line for MICROS’s continued growth in the hotel information systems market. Over 25 hotel chains have adopted Opera and are in the midst of multi-year rollouts. As of June 30, 2003, over 700 hotel sites had installed Opera PMS. MICROS also continues to market suites of hotel software products under the Fidelio Version 6.0 and 7.0 brand names. Version 6.0 is a DOS-based system with over 7,300 sites installed. Fidelio Version 7.0 utilizes the Microsoft Windows® graphical user interface and runs on an Oracle® database. There are over 3,700 hotels using Version 7.0.

     For smaller hotels, MICROS markets a product called FidelioXpress. This product operates on the Windows® 2000 operating system and runs on a Sybase SQL database. It uses an innovative touch screen display user interface. It is installed in over 700 sites worldwide. MICROS also markets a suite of hotel products via its Hospitality Systems, Inc. division in Phoenix, Arizona. Over 400 hotels are using various modules from Hospitality Systems, Inc.

     The next generation product for European users of Fidelio Version 6.0 and 7.0 is Version 8.0, which is currently being developed in Hamburg, Germany. This product will contain certain Internet based features and utilize the Windows® operating system with an Oracle® database. The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. In fiscal year 2003, the product was installed in a number of live sites for extended field-testing and is targeted for release in fiscal year 2004.

     MICROS markets a specialized version of its PMS product to the cruise industry via its Fidelio Cruise subsidiary. The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management. Over 100 cruise ships are installed by Fidelio Cruise. Customers include Radisson Seven Seas, Princess Cruises, P. & O. Cruises, Holland America, and Norwegian Cruise Lines.

     Additionally, MICROS has entered into an alliance with Systems Union Group Plc, headquartered in London. This alliance involves the joint product development and marketing of application software based on Systems Union’s back office accounting applications. This alliance enables MICROS to offer a hotel customer a complete suite of integrated software solutions that encompasses operational needs and back office accounting and reporting. As part of this alliance, MICROS serves as a preferred reseller of Systems Union’s software and business solutions to the hospitality industry.

Restaurant Information Systems

     MICROS’s restaurant systems include a full-featured point of sale application, encompassing transaction control, restaurant operations, accounting data, interfaces to other systems, communications, and hardware and support services. Most the products are designed to operate on Intel® based personal computers with the order entry terminals being either industry standard PCs or proprietary terminals, including two types of proprietary intelligent terminals developed and designed by MICROS.

     The Company’s restaurant POS systems are the 8700 Hospitality Management System (“HMS”), the 9700 HMS, the 3700 POS system, HSI POS, Indatec, and the 2700 HMS. These systems provide transaction control for table service, quick service and large entertainment venues.

     MICROS offers POS hardware terminals for entry of restaurant orders. The terminals can either be Intel® chip-based personal computers with additional functionality added for operating within foodservice environments or proprietary intelligent terminals. MICROS’s main PC based terminal workstation is called the Eclipse. The Eclipse was released in June 2001 and serves as the replacement for an earlier PC workstation (“PCWS”) named Ultra. The PCWS is a specialized point-of-sale computer designed to withstand the rigors of a restaurant environment. Sanmina-SCI Corporation (“SSCI”) manufactures the MICROS Eclipse PCWS. It is a color touchscreen based system that offers both passive and active matrix display options. MICROS resells various hardware products such as personal computers, printers, network cards, and other related computer equipment. MICROS signed an agreement with Hewlett Packard Corporation in fiscal year 2000 in which Hewlett Packard was designated as a non-exclusive preferred provider of personal computers, printers, and networking equipment on a global basis. Sales under this relationship began in fiscal year 2001.

     MICROS released a new POS terminal in fiscal year 2003, called Workstation 4. This product is a thin-client point-of-sale terminal, utilizing Microsoft’s Windows® CE operating system, with standalone resiliency. This capability means that even if the system server shuts down, the POS terminal can continue to function and store data until the server is operational. MICROS’s Workstation 4 is manufactured by GES Singapore Pte Ltd.in Singapore. MICROS also markets a PC-based POS terminal called the Elite in its Asia/Pacific region. Partner Tech, Inc., manufactures this product for MICROS in Taiwan.

     The 8700 HMS, released in fiscal year 1994, and since upgraded to add new features and functionality in subsequent releases, is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants. The 8700 HMS product has an open systems architecture which allows its use on a PC as the server with the order entry terminals being either the Company’s proprietary order entry POS terminal hardware or MICROS PCWS. The 8700 HMS utilizes the SCO UNIX operating system, which permits multi-tasking and multi-user operations. This architecture gives it the ability to manage any size restaurant or food service operation.

     The Company introduced the next generation version of the 8700 HMS in fiscal year 2001, named the 9700 HMS. This product incorporates the feature set of the 8700 HMS, but runs on Microsoft’s Windows® 2000 operating system, and possesses additional features and functionality, including additional reporting tools. The 9700 HMS continues to be developed as the successor product to the 8700 HMS customer base.

     The 3700 POS, released in fiscal year 1997, is designed for table service restaurants. It has an open systems architecture as it operates under Microsoft’s Windows® 2000 operating system, utilizes either Microsoft’s SQL or Sybase’s relational databases, and runs on industry standard Intel®-based PCs. It utilizes a touchscreen, with the Microsoft Windows® based graphical user interface.

     The 2700 HMS, released in fiscal year 1990, is a stand-alone intelligent touchscreen terminal designed for table service restaurants, both large and small. The 2700 HMS, available in both an entry level and premium-configured platform, relies on proprietary terminal architecture and interfaces with Microsoft’s DOS/Windows®, PC back office software systems.

     MICROS introduced the Restaurant Enterprise Series (“RES”) software suite, now called “RES 3000”, in fiscal year 1999. RES is a software suite of products that encompasses point-of-sale transaction control, restaurant operations (labor scheduling, time and attendance and financial management), data analysis, and communications. The POS software comprises the front-end application for the 3700 system. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, financial management, and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation’s headquarters) for data collection and analysis. Additionally, changes such as pricing and menus can be made at a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS’s strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.

     In fiscal year 2001, MICROS entered into an alliance with Vivonet, Inc., a Vancouver, Canada based privately held software development company, pursuant to which MICROS secured exclusive distribution rights for the global hospitality industry to distribute Vivonet’s web-based POS system called iPOS. MICROS and Vivonet restructured this relationship in September 2003 as follows: (i) MICROS obtained an unlimited non-exclusive license to the source code; and (ii) MICROS will pay Vivonet a royalty on each license sold for a three year period, subject to certain conditions and exceptions. Development of the iPOS product will now be conducted in MICROS’s Columbia, Maryland headquarters. As part of the restructured arrangement, MICROS relinquished its minority ownership interest in Vivonet, which such investment was fully expensed in the fiscal fourth quarter of 2003.

     In addition, MICROS developed and introduced an Internet based portal product called “mymicros.net” during fiscal year 2002. Mymicros.net posts store transaction POS detail to a centralized data warehouse in near real time. This allows the customer to view reports and charts for a single store, a group, or the entire enterprise from any location that has an Internet connection. The mymicros.net software product can either be purchased via a license to use or by an annual or multi-year subscription contract. In fiscal year 2003, MICROS created a data center in its Columbia, Maryland headquarters to host the mymicros.net software for customers.

     MICROS markets the HSI POS product primarily to table service customers in North America via a direct sales force. The product contains a wide array of point of sales features. A portal called “myhsi.net” was introduced in fiscal year 2002. The product’s functionality is similar to the mymicros.net portal and is designed for the HSI POS product. MICROS plans on continuing the development of the HSI POS product, which serves effectively certain niches of the hospitality industry.

     The Indatec product is marketed to smaller table service restaurants and small hotels with restaurants in Europe that do not require the higher-level functionality of MICROS POS products. These smaller restaurants require a lower cost product in terms of purchase and installation expense, a market niche that the Indatec product is designed to serve.

     The Company’s design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company’s hotel PMS products.

Retail Information Systems.

     Through its Datavantage subsidiary, MICROS markets store software automation systems and business intelligence applications. The store systems are called Store21 Store Management System (“Store21”) and Tradewind Store Management System (“Tradewind”). Store21 is designed for smaller retail operations, while Tradewind is targeted at larger heavy transaction oriented retail stores. The Proact Home Office Business Intelligence Suite (“Proact”) includes loss prevention, customer relationship management, gift cards and audit control. The products operate on Microsoft’s Windows® NT and 2000 operation systems and utilize Sybase® as the database. All of its systems run on industry standard PCs and specially designed PC-based POS terminals manufactured by IBM and NCR. MICROS is working with Datavantage to modify its software to run on MICROS Eclipse PCWS. This process is scheduled for completion in the second quarter of fiscal year 2004, and shall then be offered to customers as an alternative POS terminal option.

Summary of Product Solutions (Software and Hardware):

	Software Solutions	Hardware Solutions
Restaurants Products	9700 HMS	Eclipse PC Workstation Terminal
	8700 HMS	User workstation 4 Terminal
	3700 POS	Elite PC Workstation Terminal
	Restaurant Enterprise Series 3000	2000 Series Terminal
2700 HMS
HSI Profit Series POS
Indatec POS
mymicros.net
myhsi.net
iPOS

Summary of Product Solutions (Software and Hardware) continued:

Software Solutions
Hotel Systems Products	Fidelio Property Management System
FidelioXpress PMS
Opera Property Management System
Central Reservation Systems
Customer Information Systems
Web Booking Suite Software
Sales and Catering
MICROS-Fidelio Financials
Quality Management Systems
Spa/GolfBookings
HSI Suite of Hotel Solutions
myfidelio.net
Fidelio Cruise Software Yield Management Software

Retail Systems Products	Store21 Store Management System
Tradewind Store Management System
Proact Home Office Business Intelligence Suite

Services

     MICROS provides a wide range of service products and support services to its customers. Products include spare parts, media supplies (ribbons, paper, printer cartridges, etc.), network products, printers, active power-line conditioners and uninterruptible power supplies. MICROS offers these supplies through its direct sales offices and through an operation called POS Depot (North America only). Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, help desk, credit card software support, systems configuration, network support and consulting. MICROS offers software hosting capabilities which allows customers to utilize the software without investing in hardware and a network.

     MICROS provides field hardware and software maintenance via a combination of its direct and indirect (authorized U.S. dealers and international distributors) channels. The field hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems. MICROS may contract with various PC manufacturers to provide either first or second line support for PC servers for both hotel and restaurant customers. Maintenance contracts are an important and growing part of MICROS’s revenue.

     MICROS operates a help desk seven days a week, 24 hours per day (7/24) in its Columbia, Maryland headquarters. This central support operation receives support calls from customers and addresses them on-line or dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether it be a MICROS subsidiary or distributor. MICROS maintains regional support centers in Neuss, Germany, Galway, Ireland, Buenos Aires, Argentina and Sydney, Australia. MICROS’s corporate customer service provides back-up support for its regional centers. Customer support for myfidelio.net is centered in Hamburg, Germany, the site of the subsidiary’s product development operations. MICROS’s HSI division maintains a 7/24 call center in Scottsdale, Arizona to support its hotel and restaurant products. Datavantage supports its retail customers from its 7/24 help desk in its headquarter facility located in Cleveland, Ohio.

     In fiscal year 2002, MICROS opened a customer support call center in Galway, Ireland. This center became operational in fiscal year 2003 and serves as the software support call center for all MICROS POS and hotel software installations in the United Kingdom. This center also operates as the support center for MICROS’s Opera hotel software sites in the Europe/Africa/Middle East market region.

     MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue, which comprises programming, installation, training, in-field support and help-desk maintenance, constituted approximately 48% ($192.0 million) of MICROS’s total revenues in fiscal year 2003, 47% ($172.6 million) in fiscal year 2002 and 47% ($154.8 million) in fiscal year 2001.

     An important component of MICROS’s service offerings are maintenance service contracts that encompass field and depot hardware maintenance and software support. Most service maintenance contracts are annual contracts that automatically renew for a one-year renewal term unless either party tenders timely notice of non-renewal. Service maintenance contracts were $113.3 million for fiscal year 2003, $99.5 million for fiscal year 2002 and $87.0 million for fiscal year 2001. Service maintenance contract revenue is included in the service revenue for the Company.

SALES, MARKETING AND DISTRIBUTION

     The Company considers its direct and indirect global distribution network to be a major strength and competitive advantage. This network has been built over the past 26 years. The Company (including its various subsidiaries), its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company’s existing customer base with enhanced products and services.

     The Company’s hotel and restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of the Company’s sales distribution network consisting of approximately 49 wholly or majority owned subsidiaries and sales offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 61 domestic dealers and 42 international distributors.

     MICROS’s Datavantage subsidiary markets its product largely through a direct sales force to a North American customer base. It plans on expanding it sales force and geographical market reach in fiscal year 2004. Its geographical expansion will largely be accomplished through various MICROS international subsidiaries and may also include reseller relationships where appropriate.

     Foreign sales, including export sales from the United States, accounted for approximately 47% ($189.0 million) of the Company’s total revenue in fiscal year 2003, 48% ($172.7 million) in fiscal year 2002, and 47% ($154.9 million) in fiscal 2001.

RESEARCH AND DEVELOPMENT

     The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as those from its competitors, have offered an increasingly wider range of features and capabilities.

     The Company conducts its core restaurant POS product software and hardware development at its Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs, MICROS also conducts POS software development in its offices located in Scottsdale, Arizona, Sydney, Australia, Hamburg, Neuss and Bernau am Chiemsee, Germany, and Singapore. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties and has acquired and may in the future acquire ownership or licensing rights to such products and designs.

     In fiscal 1998, MICROS engaged SCI Corporation (which, as part of a merger, is now Sanmina-SCI) to provide hardware design services. This outsourcing allowed the Company to reduce its internal staff of designers while increasing its capacity to design new hardware platforms. MICROS still retains an in-house design capability in Columbia, Maryland. See also Manufacturing in Part I of this Form 10-K. MICROS expanded its use of third party contract manufacturers with two other companies in the Asia/Pacific region in fiscal year 2003.

     The Company’s hotel PMS, S&C, CRS, and CIS development is primarily conducted in Naples, Florida. Additional development is conducted in Hamburg, Germany on the Fidelio Version 8.0 suite of hotel products and in Portsmouth, New Hampshire, for the Yield Management Software products. MICROS maintains close relationships with major software operating and database companies such as Oracle, Novell, Sybase, and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS’s international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

     Product development for MICROS’s myfidelio.net product is conducted in Hamburg, Germany.

     Product development for MICROS’s retail products is conducted in Cleveland, Ohio and Boston, Massachusetts.

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D activities for the past three fiscal years is as follows (in thousands):

	2003	2002	2001

Total R&D	$23,329	$22,355	$28,564
R&D capitalization	(4,581)	(3,035)	(8,867)

Total R&D expenses	$18,748	$19,320	$19,697

COMPETITION

     The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and its corporate focus on providing specialized information systems solutions.

     The markets in which the Company operates are highly competitive. MICROS competes on the basis of various factors, including product functionality, service capabilities, price and geography. There are at least 40 competitors worldwide that offer some form of sophisticated restaurant POS system similar to the Company’s over 100 hotel systems competitors and over 50 retail systems competitors. Competitors in the restaurant POS marketplace include full service providers such as Aloha, Infogenesis, NCR, Par Technology, Panasonic, POSitouch, Progressive, Radiant Systems, Sharp, Squirrel, Vectron AG, and hardware providers such as Dell, IBM, and NCR. There are also numerous companies that license their POS-oriented software with PC-based systems in regional markets around the world.

     Many of the over 100 competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Inter-American Data, MAI Systems, Multi-Systems, Newmarket, Optims, Pegasus, Ramesys, Springer-Miller, Visual One, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, MICROS generally faces smaller, regionally oriented competitors.

     The specialty retail market in which MICROS’s subsidiary Datavantage operates within is highly competitive. Competitors include CRS Retail Systems, JDA Software, NSB, Retek, and Triversity, among many others.

     The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Pegasus and Springer-Miller, and specialized central reservation providers such as Lexington Services, Unirez, VIP International Corp., and WizCom International/Trust International (subsidiaries of Cendant Corporation). The market for central reservation systems is highly competitive.

     MICROS believes that the CIS market has various competitors. Those that offer such a product are generally smaller companies targeting specialized segments of the market. However, most of the systems in place today are customized solutions developed by specific chains for their own use. These customized systems are thus not marketed to other hotel chains.

MANUFACTURING

     The Company’s manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. MICROS maintains relationships with several companies for the manufacturing of POS terminals. Pursuant to a contract with MICROS, SSCI manufactures most of MICROS’s POS terminals, PCWS terminals, and certain communication boards. The Company entered into this non-exclusive agreement in order to lower its manufacturing costs, expand the availability of POS and PCWS terminals, and improve product quality. MICROS’s latest POS terminal, the Workstation 4, was developed in conjunction with, and is manufactured by GES Singapore Pte Ltd, located in Singapore. MICROS’s Elite PC based POS terminal is manufactured by Partner Tech, Inc. in Taiwan. This product is offered for sale in Asia by MICROS’s Asia/Pacific regional offices.

     MICROS’s Indatec operation manufactures its POS systems in a facility in Bernau am Chiemsee, Germany, and contracts with a third party manufacturer in Germany for additional production capacity.

     The decision to outsource the Company’s manufacturing was based upon an extensive analysis of projected long-term production costs, current and projected terminal demand relative to internal manufacturing capacity, targeted product quality levels, and internal design and manufacturing capabilities. The analysis indicated that MICROS could potentially obtain desired products from SSCI and other contract manufacturers at a lower cost than the Company could produce. MICROS retains a limited manufacturing and repair capability of certain products in its facility in Hanover, Maryland.

     While MICROS maintains a good relationship with SSCI under the manufacturing agreement, MICROS was unable to achieve an amicable arrangement with a subsidiary of SSCI in connection with certain alleged breaches by the SSCI subsidiary under a 1999 development agreement and therefore MICROS has filed litigation in the state of Maryland to recover certain damages; the litigation has since been removed to Federal District Court in Alabama. While there can be no assurances that the manufacturing relationship will remain good, the parties have decided to continue to maintain the manufacturing relationship without interruption. Additionally, MICROS’s relationship with GES Singapore Pte Ltd, while not replacing the relationship with SSCI, does provide MICROS with certain additional manufacturing capabilities.

     Material sourcing is based on availability, service, cost, delivery and quality of the purchased items from domestic and international suppliers. Some items are custom manufactured to the Company’s design specifications. MICROS believes that the loss of its current sources for components would not have a material adverse effect on the Company’s business since other sources of supply are generally available. Except as provided above, the Company believes it maintains good relationships with its suppliers.

     In July 2001, MICROS moved its logistics operations from a building in Beltsville, Maryland to a new facility in Hanover, Maryland. This facility serves as MICROS’s main distribution center for filling customer orders as well as light assembly and product configuration services. MICROS’s Workstation 4, manufactured in Singapore, can be sent directly to MICROS subsidiaries and distributors, thereby avoiding the delays and costs associated with being sent to the MICROS Hanover facility for warehousing and distribution.

EMPLOYEES

     As of August 31, 2003, the Company had approximately 2,749 full-time employees. Approximately 1,519 or 55% of these employees are based in North America (United States and Canada), with approximately 38% of the US-based employees located in the Company’s Columbia, Maryland headquarters and Hanover, Maryland distribution center. The balance of this group is employed principally at the Company’s regional district offices, divisional office located in Scottsdale, Arizona, its Datavantage subsidiary in Cleveland, Ohio and Boston, and its product development subsidiaries in Naples, Florida, and Portsmouth, New Hampshire. Approximately 800, or 29%, of the Company’s employees are employed in the Europe/Africa/Middle East region, 351 employees, or 13%, are employed in the Asia/Pacific region, and 79 employees, or 3%, are located in the Latin America region. On an aggregate basis, the Company had approximately 1,447 employees in sales/marketing, 869 employees in customer support services, administration and finance; 328 employees in product development; and 104 employees in operations. The Company is not a party to any collective bargaining agreements. None of the Company’s employees are represented by a labor union, except in France, Germany, Mexico and Spain, as mandated by law. MICROS does use certain suppliers whose employees may be represented by labor unions. MICROS believes it maintains good relations with its employees.

FOREIGN SALES AND FOREIGN MARKET RISK

     The Company recorded foreign sales, including exports from the United States, of approximately $189.0 million during fiscal year 2003 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada. Comparable sales in fiscal years 2002 and 2001 were $172.7 million and $154.9 million, respectively. See Note 15 of Notes to Consolidated Financial Statements for additional geographic data.

     MICROS’s significant international business and presence expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 23 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.

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

     Further, the Company is subject to political risk, due in part to the Middle East instability and world-wide threat of terrorism, especially in developing countries with uncertain or unstable political structures or regimes. Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

     Finally, the Company’s committed line of credit bears interest at a floating rate of interest. The Company does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

PATENTS

     The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company’s hardware products is generally known and available to others. With respect to the Company’s software products, it relies on nondisclosure agreements, and an array of U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most countries, it is believed that both statutory and common law provides the Company with a certain level of protection. Notwithstanding the above, there is a risk that third party entities, including competitors, could attempt to misappropriate the Company’s intellectual property. Given this potential risk, the Company has implemented certain procedures to monitor misappropriation of its intellectual property. Once a misappropriation has been detected, the Company will pursue appropriate legal action.

FLUCTUATIONS AND CUSTOMERS

     The Company’s quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Political uncertainty and world turmoil, such as the terrorist attacks in the U.S. and the volatile and unpredictable political climate in the Middle East, will continue to adversely impact travel and tourism and therefore the Company’s quarterly operating results. Moreover, the Company has experienced increased seasonality of its business, given the significant volume of international sales. In particular, with the European summer holidays, the Company generally experiences lower sales volume in the first fiscal quarter relative to other quarters. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS’s third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

     No single customer accounts for 10% or more of the Company’s consolidated revenues, nor is any material portion of the Company’s business subject to renegotiation of profits at the election of the U.S. Federal Government. In fiscal years 2003 and 2002, the Company did participate, directly and indirectly, in certain contracts with the U.S. Federal Government, which such contracts contained standard termination for convenience clauses. The Company would not anticipate any material adverse financial impact in the event that the U.S. Government elected to exercise a termination for convenience clause.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

BACKLOG

     The Company generally has a backlog of approximately two months’ revenue, substantially all of which is cancelable at any time prior to shipment, although historically few orders have been canceled. As of June 30, 2003, 2002, and 2001, the backlog totaled approximately $65.5 million, $67.2 million and $59.4 million, respectively.

OTHER

     Prior to July 17, 2003, the Company maintained a $45.0 million multi-currency committed line of credit (the “Former Credit Agreement”), the Company’s obligations under which were secured by its inventory and receivables located in the United States. Interest due under the Former Credit Agreement was calculated as follows: (i) if the advance is in U.S. dollars, at the option of the Company, either the bank’s prime rate minus an amount as stipulated in the loan agreement based on Company performance, or the LIBOR rate plus an additional LIBOR rate percentage; and (ii) if the advance was made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage.

     Effective July 17, 2003, the Former Credit Agreement was terminated without additional expense, and the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, National Association, and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders have a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges stock to the Lenders in certain subsidiaries. Interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the Federal Funds Rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, tax, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require the Company to satisfy certain financial covenants and limits the Company’s ability to assume additional debt and pay cash dividends. Additionally, the Credit Agreements impose upon the Company certain commitment fees on the unused portion of the line of credit.

     The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $8.7 million at the June 30, 2003 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     As of June 30, 2003, the total outstanding balance on the line of credit is $10.2 million consisting of: USD $7.0 million, ZAR (South African Rand) 13.0 million (approximately $1.7 million at the June 30, 2003 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the June 30, 2003 exchange rate), and JPY

(Japanese Yen) 60.0 million (approximately $0.5 million at the June 30, 2003 exchange rate). As of June 30, 2003, the Company has approximately $43.5 million available to borrow.

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

     The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS’s quarterly operating results and other factors such as announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality and retail industries. In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

     The statements contained herein not based on historic facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward-looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company’s press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

— Weakness in the hospitality and tourism industries as a result of the ever-present threat of terrorist attacks and the uncertain political situation in the Middle East and North Korea;

— Unexpected health and environmental disasters, such as the SARS (Severe Acute Respiratory Syndrome) crisis in Asia and Eastern Canada, and tropical storm Isabel, impacting the East Coast of the United States. These crises have a material and adverse impact on the Company’s business, as not only is there a material reduction in tourism for the pendency of the crises, but there is a mid-term adverse impact on the buying patterns of the customers located in the affected areas.

— Potentially unfavorable adverse economic conditions arising from the US involvement in Iraq and President Bush’s “war on terrorism” (this is especially true in the hospitality and tourism industry, where geo-political instability has a material adverse impact);

— Given the adverse impact on the travel and hospitality industry as a result of the Iraqi situation, MICROS has experienced delays in certain purchases. There can be no guarantee that this slow down will be only short-term;

— MICROS’s actions in connection with the continued and increasing price and product competition in many product areas, including but not limited to Eclipse PC Workstations, and the pressure on profit margins for those items. Additionally, MICROS’s introduction of the new WS 4 in the fourth quarter of fiscal year 2003 could adversely impact sales insofar as it may supplant in part sales of the higher-priced Eclipse workstation;

— Difficulties or delays in the development, production, testing and marketing of products, including a failure to deliver new products and technologies when scheduled, announced or generally anticipated; the failure of customers to accept these products or technologies when planned; any defects in products; MICROS’s inability to differentiate its products; and a failure of manufacturing efforts, whether internal or through MICROS’s third party manufacturing entities;

— The inherent difficulties in accurately forecasting buying patterns (especially since more than an insignificant portion of the business is “street” business that cannot be easily predicted), and appropriately staffing and preparing for fluctuations in buying demand;

— Implementation and operation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly);

— Unanticipated manufacturing, supply, service or labor difficulties experienced by certain large MICROS vendors, including Sanmina-SCI Systems, Inc. and GES Singapore Pte Ltd, resulting in a disruption or discontinuation of the services or products provided to MICROS, or difficulties in the manufacturing relationship (certain of the facilities where MICROS products are manufactured have union workers who may participate in work slow-downs or stoppages);

— The technological risks of large customer roll-outs, especially where the contracts involve newer technology such as Opera, or third party software; and installation of which the customer contracts with MICROS to provide;

— The ability to respond quickly and cost-effectively to the introduction of new technologies, including Internet-based technologies;

— Because almost half of MICROS’s sales are outside the U.S., MICROS’s results could be significantly affected by weak economic conditions in countries in which it does business, and emerging markets in which there tend to be significant growth, and by changes in foreign currency exchange rates affecting those countries;

— Ongoing economic and political turmoil and instability in countries where MICROS maintains a direct sales and service presence, such as Argentina and Brazil;

— The ability of MICROS to recruit and retain engineers and other highly-skilled personnel;

— Although MICROS attempts to protect its proprietary technology through a combination of trade secrets, copyright, trademark law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to MICROS’s products;

— The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims, and changes in those items, and developments or assertions by or against MICROS relating to intellectual property rights and intellectual property licenses;

— The effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, insofar as legislative change can affect local operations and the features that may have to be incorporated into the Company’s software sets;

— Unanticipated impact of issues relating to the adoption and implementation of a common currency, the Euro, by the European Economic and Monetary Union (“EMU”); unanticipated litigation expenses relating to the adoption and implementation of the Euro, including suits where MICROS is named as a result of MICROS products interfacing to third party non-compliant products;

— Unanticipated taxation issues, including the imposition of tariffs by the WTO and other governing bodies in an effort to deter or penalize US imports.

AVAILABLE INFORMATION.

The Company files with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments thereto, and other documents as required by applicable law and regulations. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company maintains an Internet site (http://www.micros.com). The Company makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC. The information on the Company’s website is not incorporated into and is not a part of this annual report.

ITEM 2. PROPERTIES

     The Company’s worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the “Lease Agreement”) expiring on March 1, 2010, MICROS leases the entire five story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation. The Company’s executive offices are located at the Columbia facility. The Company also conducts sales, marketing, customer support, and product development activities at this location.

     Effective August 1, 2001, and as a replacement to its former warehouse/staging facility in Beltsville, Maryland, MICROS leases an approximately 75,600 square foot facility in Hanover, Maryland. MICROS conducts light assembly, manufacturing, repair and configuration in this facility. MICROS leases the Hanover facility pursuant to a lease expiring July 31, 2009 with a termination right first available in July 2006.

     The Company’s Datavantage subsidiary leases approximately 56,400 square feet of office and warehouse space in Cleveland, Ohio, from which it conducts the majority of its sales, marketing, customer support, and product development activities. The Datavantage subsidiary also leases approximately 11,400 square feet of office space in the Boston, Massachusetts area, primarily for research and development activities. The current Cleveland lease expires June 30, 2005, and the current Boston lease expires September 30, 2006.

     The Company’s European headquarters facility, in which the Company conducts certain sales, marketing, development and customer support activities for Europe, is located in Neuss, Germany. Currently, the Company leases approximately 42,000 square feet in a Neuss office building pursuant to a lease agreement expiring in May 31, 2007.

     Further, the Company leases approximately 20,515 square feet of office space in Naples, Florida, where the Company develops software, including the Opera suite of products, for the hotel industry. The lease expires December 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     As of August 31, 2003, there were approximately 512 record holders of the Company’s Common Stock, $.025 par value.

     The Company’s Common Stock (symbol “MCRS”) is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system. The following table shows the range of trading prices (closing prices) for the periods indicated, as reported by NASDAQ.

     On August 31, 2003, the closing price for the stock was $36.56.

		Price Range
		(in dollars)

		High	Low

Year Ended June 30, 2003
7/01/02 - 9/30/02	(First Quarter)	27.94	21.71
10/01/02 - 12/31/02	(Second Quarter)	24.81	18.53
1/01/03- 3/31/03	(Third Quarter)	23.90	20.26
4/01/03 - 6/30/03	(Fourth Quarter)	35.34	24.04

Year Ended June 30, 2002
7/01/01 - 9/30/01	(First Quarter)	28.40	16.80
10/01/01 - 12/31/01	(Second Quarter)	26.12	17.01
1/01/02- 3/31/02	(Third Quarter)	30.78	20.25
4/01/02 - 6/30/02	(Fourth Quarter)	29.07	25.53

Year Ended June 30, 2001
7/01/00 - 9/30/00	(First Quarter)	26.00	14.69
10/01/00 - 12/31/00	(Second Quarter)	23.50	14.88
1/01/01- 3/31/01	(Third Quarter)	21.94	16.31
4/01/01 - 6/30/01	(Fourth Quarter)	24.68	16.81

     The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business and the repurchase of the Company’s stock. The Company is a party to two credit agreements expiring July 31, 2005, which restricts the payment of dividends other than stock dividends (see Note 5 of Notes to Consolidated Financial Statements).

     In fiscal 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. As of August 31, 2003, the Company has purchased a total of 440,008 shares of its common stock. A summary of the cumulative number of whole shares purchased is as follows ($ in thousands):

	Whole	Average Purchase
	Shares	Price	Principal

Shares purchased in FY 02	95,600	$27.31	$2,610
Shares purchased in Q1	71,900	$24.08	1,731
Shares purchased in Q2	82,500	$21.56	1,779
Shares purchased in Q3	68,000	$22.56	1,534
Shares purchased in Q4	59,841	$27.35	1,636
Shares purchased in August 2003	62,167	$34.85	2,167

Total shares purchased as of August 31, 2003	440,008	$26.04	$11,459

ITEM 5 continued:

EQUITY COMPENSATION PLAN INFORMATION

	Number of		Number of
	securities to	Weighted-	securities remaining
	be issued upon	average	available for future
	Exercise of	exercise price	issuance under equity
	outstanding	of outstanding	compensation plans
	options, warrants	options, warrants,	(excluding securities
Plan category	and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,963,408	$25.97	259,903
Equity compensation plans not approved by security holders	—	—	—

Total	3,963,408	$25.97	259,903

Recent Sales of Unregistered Securities.

Effective May 1, 2003, the Company entered into a stock purchase agreement by and among the stockholders of Datavantage Corporation and a parent holding company of Datavantage, pursuant to which MICROS acquired, directly or indirectly, all of the issued and outstanding shares of Datavantage and its parent holding company on the terms and conditions stated in the Stock Purchase Agreement. The consideration paid by MICROS was approximately $52.3 million, subject to adjustments, modifications, and other conditions as stated in the Stock Purchase Agreement. The consideration consisted of $28.6 million cash paid at closing, $5.2 million cash to be paid 18 months after closing, approximately $0.3 million in transaction costs and 719,360 whole shares of unregistered MICROS common stock. There were no underwriters of the transaction, and the persons receiving the unregistered MICROS common stock were the shareholders of Datavantage Corporation and its parent holding company. MICROS has relied on section 4(2) of the Securities Act of 1933 to claim exemption from registration, because the stock purchase agreement was a transaction by the issuer of the stock not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share amounts)

	Fiscal Years Ended June 30,
	2003	2002	2001	2000	1999

Statement of Operations Data
Revenue	$400,191	$367,163	$326,776	$361,854	$337,079
Income from operations	$38,322	$18,764	$3,999	$29,470	$48,645
Net income (loss)	$21,782	$12,239	($704)	$16,204	$27,294
Basic net income (loss) per common share	$1.24	$0.70	($0.04)	$0.96	$1.69
Diluted net income (loss) per common share	$1.22	$0.69	($0.04)	$0.91	$1.60
Balance Sheet Data
Working capital	$73,779	$83,485	$60,644	$93,535	$75,301
Total assets	$370,015	$312,830	$274,456	$278,977	$232,130
Long-term debt and capital leases (1)	$667	$426	$3,679	$4,519	$6,148
Shareholders’ equity	$221,228	$178,362	$158,848	$163,621	$119,273
Book value per share (2)	$12.28	$10.18	$9.09	$9.44	$7.36
Additional Data
Weighted average number of common shares
Outstanding – basic	17,502	17,510	17,377	16,796	16,140
– diluted	17,838	17,850	17,377	17,892	17,034

(1)	Including current portion.

(2)	Calculated as shareholder’s equity divided by common stock outstanding at June 30.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those that impact revenue recognition and those related to capitalized software, intangible assets, allowance for doubtful accounts, allowance for obsolescence, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance, revenue is deferred until all acceptance criteria are met. The Company reduces revenue for estimated customer returns and allowances.

Hardware
Revenue from hardware sales is recognized at the time of shipment.

Software
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

Service
Service contract and hosting revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term. Revenue for the installation of the product, programming and the training of customers’ staff is recognized as the work is performed. Revenue from customer-specific development work is recognized under the completed contract method.

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

Goodwill and intangible assets

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company ceased amortizing goodwill. On an annual basis, the Company tests goodwill for potential impairment in the first fiscal quarter.

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

Results of Operations

Comparison of Fiscal Year 2003 to Fiscal Year 2002:

     The Company recorded a diluted net income of $1.22 per common share in fiscal year 2003, compared with a diluted net income of $0.69 per common share in fiscal year 2002. This increase was primarily due to increased sales volume as well as the effect of the acquisition of Datavantage. The acquisition contributed to a diluted net income of approximately $0.06 per common share in fiscal year 2003.

     Revenue increased by $33.0 million, or 9.0%, to $400.2 million for fiscal year 2003 compared to the same period last year. A comparison of the sales mix for fiscal years 2003 and 2002 is as follows ($ in millions):

	Year Ended June 30,

	2003		2002		Change

	$	%	$	%	$

Hardware	$137.0	34.2%	$134.1	36.5%	$2.9
Software	71.3	17.8%	60.5	16.5%	10.8
Service	191.9	48.0%	172.6	47.0%	19.3

Total	$400.2	100.0%	$367.2	100.0%	$33.0

     In absolute dollars, combined hardware and software revenues for fiscal 2003 increased $13.7 million, or 7.0%, and service revenues increased $19.3 million, or 11.2%, over the same period a year earlier. Combined hardware and software sales increased primarily due to the increase in sales volume for computer equipment and Opera software. The increase was also attributed to the release of PC workstation 4 and mymicros.net software and the increase in volume for the Elite PC workstation. Service revenues increased primarily due to support revenues earned on a larger customer base. Datavantage accounted for approximately $5.1 million of hardware and software revenues and $4.2 million of service revenue in fiscal year 2003.

     The Company’s revenue for fiscal years 2003 and 2002 was transacted in approximately 23 currencies while in 2001 revenue was transacted in approximately 29 currencies. The decrease of currencies transacted is mainly due to the adoption of the Euro as the common currency for the twelve participating member nations of the European Union (“EU”). MICROS has subsidiaries in seven of the twelve participating member nations. The relative mix over the past three years is as follows:

	Year Ended June 30,

Revenues by currency (1)	2003	2002	2001

United States Dollar	55%	57%	59%
Euro	18%	18%	—
German Mark	—	—	12%
British Pound Sterling	7%	7%	7%
Australian Dollar	4%	3%	3%
French Franc	—	—	3%
Swedish Krona	2%	2%	2%
Italian Lira	—	—	2%
Chinese Renminbi	2%	1%	1%
Singapore Dollar	1%	1%	1%
Spanish Peseta	—	—	1%
Japanese Yen	2%	1%	—
All Other Currencies (2)	9%	10%	9%
Total	100%	100%	100%

(1)	Calculated using average month end exchange rates for the year.

(2)	Represents approximately 15 currencies in fiscal years 2003 and 2002 and 17 currencies in 2001.

     Cost of sales, as a percentage of revenue, decreased to 50.4% from 51.8% in the prior year. Cost of sales for hardware and software products, as a percentage of related revenue, was 55.3% and 55.5% in fiscal years 2003 and 2002, respectively.

     Service costs, as a percentage of service revenue, decreased to 45.0% in fiscal year 2003 compared to 47.5% in fiscal year 2002. The decrease was primarily due to the continued expansion of the Company’s customer base and the ability of the Company to increase productivity by increasing service revenues at a rate in excess of service costs.

     Selling, general and administrative expenses increased $9.6 million, or 7.8%, in fiscal year 2003 compared to fiscal year 2002. This increase is partially due to the acquisition of Datavantage. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 33.1% in fiscal year 2003 compared to 33.5% in fiscal year 2002.

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In fiscal year 2003, R&D expenses decreased $0.6 million, or 3.0%, compared to fiscal year 2002. As a percentage of revenue, R&D expenses decreased to 4.7% in fiscal year 2003 compared to 5.3% in fiscal year 2002. Capitalized software development costs increased $1.5 million to $4.6 million in fiscal year 2003 due to Workstation 4 and the continued capitalization of Version 8. As a percentage of revenue, total research and development expenditures (including capitalized software development costs) amounted to 5.8% in fiscal year 2003 compared to 6.1% in fiscal year 2002. A comparative summary of R&D activities is as follows ($ in thousands):

	2003	2002	$ Change

Total R&D	$23,329	$22,355	$974
R&D capitalization	(4,581)	(3,035)	(1,546)

Total R&D expenses	$18,748	$19,320	$(572)

Total revenue	$400,191	$367,163

R&D expense as % of revenue	4.7%	5.3%

Total R&D as % of revenue	5.8%	6.1%

     Depreciation and amortization expense decreased by $7.2 million or 44.6% in fiscal year 2003. The decrease is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, the Company ceased to amortize goodwill. The following table represents the impact of SFAS No. 142 on net income, basic and diluted net income per share had SFAS No. 142 been in fiscal year 2002 ($ in thousands):

	2003	2002

Net income
Reported net income	$21,782	$12,239
Goodwill amortization, net of tax	—	5,370

Adjusted net income	$21,782	$17,609

Basic net income per common share
Reported net income per common share	$1.24	$0.70
Goodwill amortization, net of tax	—	0.31

Adjusted basic net income per common share	$1.24	$1.01

Diluted net income per common share
Reported net income per common share	$1.22	$0.69
Goodwill amortization, net of tax	—	0.30

Adjusted diluted net income per common share	$1.22	$0.99

Weighted average shares outstanding
Basic	17,502	17,510
Diluted	17,838	17,850

     Income from operations for fiscal 2003 was $38.3 million, or 9.6% of revenue, compared to $18.8 million, or 5.1% in fiscal year 2002. The increase was mainly due to the overall increase in software and service sales, the increase in gross margins generated from service sales and the decrease of goodwill amortization from the adoption of SFAS 142.

     Non-operating income for fiscal year 2003 decreased by $1.7 million primarily due to foreign currency translation loss of $0.7 million in fiscal year 2003 compared to a gain of $0.4 million in fiscal year 2002. In addition, an investment of $0.5 million was written off in the fourth quarter of fiscal year 2003.

     The effective tax rate for fiscal year 2003 was 40.5%, compared to 33.98% for fiscal year 2002. The increase was due to the relative mix of earnings in higher-taxing jurisdictions.

     On August 30, 2002, a Word Trade Organization (‘WTO’) arbitration panel issued a final decision upholding a challenge allowing the European Union (‘EU’) to impose $4.04 billion per year in retaliatory tariffs on certain products if the U.S. tax code is not brought into compliance with an August 2001 WTO decision. This original decision found that the extraterritorial tax provisions (‘ETI’) of the FSC Repeal and Extraterritorial Income Exclusion of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing

Measures. The EU has not begun to impose such sanctions, nor has it indicated when or if it will begin such charges. Negotiations among the EU, the European Commission, and United States have been on-going and it is currently uncertain when and if any resolution via U.S. legislative actions will subsequently mitigate the sanctions ruled upon by the WTO panel. As a result, it is currently not possible to predict what impact, if any, this issue will have on the Company’s future earnings pending final resolution of this matter.

Comparison of Fiscal Year 2002 to Fiscal Year 2001:

     The Company recorded a diluted net income of $0.69 per common share in fiscal year 2002, compared with a diluted net loss of $0.04 per common share in fiscal year 2001. This increase was primarily due to increased sales volume and cost savings from operating expenses, both in absolute dollars and as a percentage of revenue.

     Revenue increased by $40.4 million, or 12.4%, to $367.2 million for fiscal year 2002 compared to the same period last year. A comparison of the sales mix for fiscal years 2002 and 2001 is as follows ($ in millions):

	Year Ended June 30,

	2002		2001		Change

	$	%	$	%	$

Hardware	$134.1	36.5%	$116.1	35.5%	$18.0
Software	60.5	16.5%	55.9	17.1%	4.6
Service	172.6	47.0%	154.8	47.4%	17.8

Total	$367.2	100.0%	$326.8	100.0%	$40.4

     In absolute dollars, combined hardware and software revenues for fiscal year 2002 increased $22.6 million, or 13.2%, and service revenues increased $17.8 million, or 11.4%, over the same period a year earlier. Combined hardware and software sales increased primarily due to the increase in sales volume for MICROS PC Workstations and software sales for Opera, which was released in June 2001. Part of the volume increase for PC Workstations was related to a large rollout program, which was substantially completed in the second half of fiscal 2002. Service revenues increased primarily due to support revenues earned on a larger customer base.

The Company’s revenue for fiscal year 2002 was transacted in approximately 23 currencies, while in fiscal years 2001 and 2000 the Company’s revenue was transacted in approximately 29 currencies. The decrease of currencies transacted is due to the adoption of the Euro as the common currency for the twelve participating member nations of the European Union (“EU”). MICROS has subsidiaries in seven of the twelve participating member nations.

     Cost of sales, as a percentage of revenue, increased to 51.8% from 49.8% for fiscal 2002 compared to fiscal year 2001. Cost of sales for hardware and software products, as a percentage of related revenue, was 55.5% and 49.1% in fiscal years 2002 and 2001, respectively. The increase was primarily due to the increase in sales for hardware (MICROS PC Workstations), which generate lower margins. In addition, software amortization increased by $2.8 million due to the release of Opera in June 2001.

     Service costs, as a percentage of service revenue, decreased to 47.5% in fiscal year 2002 compared to 50.6% in fiscal year 2001. The decrease was primarily due to the continued expansion of the Company’s customer base and the ability of the Company to increase productivity by increasing service revenues at a rate in excess of service costs.

     Selling, general and administrative expenses decreased $3.0 million, or 2.4%, in fiscal year 2002 compared to fiscal year 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 33.5% in fiscal year 2002 compared to 38.6% in fiscal year 2001. The decrease was due primarily to strategic cost reductions in fiscal year 2002.

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

     Depreciation and amortization increased $1.7 million, or 12.0%, in fiscal 2002 compared to fiscal 2001. As a percentage of revenue, it remained constant at 4.4%.

     Income from operations for fiscal 2002 was $18.8 million, or 5.1% of revenue, compared to income of $4.0 million, or 1.2% of revenue in fiscal 2001. The increase was primarily due to an increase in sales, improved service margins and a reduction of operating expenses, partially offset by a decrease in hardware and software margins.

     Non-operating income for fiscal 2002 increased $4.3 million compared to fiscal 2001 mainly due to the write down of an investment of $1.2 million in fiscal 2001. The increase was also due to a foreign currency translation gain of $0.4 million in fiscal 2002 compared to a foreign translation loss of $1.2 million in fiscal 2001.

     The effective tax rate for fiscal 2002 was 34% compared to 291.9% for fiscal 2001. The overall decrease was due to the utilization of net operating losses with prior valuation allowances and the utilization of foreign tax credits.

Purchases of Company Stock

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock in the open market. A summary of the cumulative number of whole shares purchased through June 30, 2003 is as follows ($in thousands):

	Whole	Average
	Shares	Purchase Price	Principal

Total shares purchased as of June 30, 2002	95,600	$27.31	$2,610
Shares purchased in Q1	71,900	$24.08	1,731
Shares purchased in Q2	82,500	$21.56	1,779
Shares purchased in Q3	68,000	$22.56	1,534
Shares purchased in Q4	59,841	$27.35	1,637

Total shares purchased as of June 30, 2003	377,841	$24.59	$9,291

Liquidity and Capital Resources

     Prior to July 17, 2003, the Company maintained a $45.0 million multi-currency committed line of credit (the “Former Credit Agreement”), the Company’s obligations under which were secured by its inventory and receivables located in the United States. Interest due under the Former Credit Agreement was calculated as follows: (i) if the advance is in U.S. dollars, at the option of the Company, either the bank’s prime rate minus an amount as stipulated in the loan agreement based on Company performance, or the LIBOR rate plus an additional LIBOR rate percentage; and (ii) if the advance was made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage.

     Effective July 17, 2003, the Former Credit Agreement was terminated without additional expense, and the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, National Association, and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders have a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges stock to the Lenders in certain subsidiaries. Interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the Federal Funds Rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated cash earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated cash flow (GAAP EBITDA) for the immediately preceding four calendar quarters. The Credit Agreements also require the Company to satisfy certain financial covenants and limits the Company’s ability to assume additional debt and pay cash dividends. Additionally, the Credit Agreements impose upon the Company certain commitment fees on the unused portion of the line of credit.

     The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $8.8 million at the June 30, 2003 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

          As of June 30, 2003, the total outstanding balance on the line of credit is $10.2 million consisting of: USD $7.0 million, ZAR (South African Rand) 13.0 million (approximately $1.7 million at the June 30, 2003 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the June 30, 2003 exchange rate), and JPY (Japanese Yen) 60.0 million (approximately $0.5 million at the June 30, 2003 exchange rate). As of June 30, 2003, the Company has approximately $43.6 million available to borrow.

     Net cash provided by operating activities for fiscal year 2003 was $40.4 million versus $42.3 million for fiscal year 2002. The Company used $38.0 million for investing activities, including $28.6 million for the acquisition of Datavantage Corporation, $10.2 million for the purchase of property, plant, and equipment and internally developed software. The Company used $23.1 million for financing activities, primarily stemming from borrowing from the line of credit. Net payments on the line of credit was $16.8 million. Proceeds from the issuance of stock provided $1.1 million offset by $6.7 million in the repurchase of the Company’s stock. All cash is being held for the operation and expansion of the business and the repurchase of the Company’s stock.

     The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future. The Company anticipates that its property, plant and equipment expenditures for fiscal year 2004 will be approximately $1.0 million higher than in fiscal year 2003.

Financial indicators of the Company’s liquidity and capital resources as of June 30, 2003 and 2002 were:

In thousands, except ratios	2003		2002

Cash and cash equivalents	$45,682		$66,638

Available credit facilities	$53,751		$52,600
Outstanding credit facilities	<10,185	>	<18,699	>
Outstanding letters of credit	—		—
Exchange contracts	—		<1,500	>

Unused credit facilities	$43,566		$32,401

Working capital	$73,779		$83,485

Long-term debt and capital lease obligations:
Current	$469		$147
Non-current	198		279

Total	$667		$426

Shareholders’ equity	$221,228		$178,362

Current ratio	1.58		1.69

Inflation

     The Company has not experienced any significant impact as a result of inflation.

Off-balance sheet arrangements

     The Company does not have any off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II, Item 7. Additionally, MICROS’s committed lines of credit bear interest at a floating rate. MICROS does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 15(a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’ Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’ Executive Vice President and Chief Financial Officer. Disclosure Controls and Procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Securities Exchange Act of 1934 (Exchange Act), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and Procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     The Company does not expect that its Disclosure Controls and Procedures will prevent all errors and all fraud. Despite its level of sophistication, detail and thoroughness, a disclosure control system can provide only reasonable, not absolute, assurance that the objectives of the control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

     The evaluation of MICROS’ Disclosure Controls and Procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures. In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees from the four worldwide regional headquarters (North America, Latin America, Europe/Africa/Middle East, and Asia Pacific) to produce such information. Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose such information. Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the finance operation. These forms and documents are designed to elicit pertinent financial and non-financial information from the operations on a worldwide basis.

     MICROS has evaluated and will continue to periodically evaluate its Disclosure Controls and Procedures. Based on its most recent evaluations, MICROS has concluded that, as of the end of the period covered by this annual report, its Disclosure Controls and Procedures currently in place are effective at such reasonable assurance level that material information relating to MICROS would be made known to the Chairman, President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer on a timely basis.

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

     Directors and Executive Officers of the Registrant during fiscal year 2003:

     T. Paul Armstrong, 45, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. In June 2000, Mr. Armstrong was promoted to his current position of Executive Vice President, New Technologies. Mr. Armstrong holds a master degree from Cambridge University, England.

     Louis M. Brown, Jr., 60, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. In April 2001, Mr. Brown tendered his resignation as Chairman, and was appointed Vice Chairman. He also serves as Chief Executive Officer of Precision Auto Care, Inc., a franchise company for the auto care industry. Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

     A. L. Giannopoulos, 63, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. In April 2001, Mr. Giannopoulos was appointed Chairman of the Company’s Board of Directors. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2005. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

     J. Alan Hayman, 50, began his career with MICROS in January 2000. He has also held key positions at the Company including Regional Vice President for Restaurant Sales and Strategies, and was promoted to Senior Vice President in October 2000. Mr. Hayman currently serves as Executive Vice President, a position to which he was appointed in September 2001. Prior to joining MICROS, Mr. Hayman served as Vice President of Sales for Hayman Systems, a leading MICROS dealer that was acquired by MICROS in December 1999. Mr. Hayman graduated in 1974 from Boston University, School of Management, with a BS in Business Administration.

     Daniel Interlandi, 50, began his career with MICROS in 1980, and has held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales and Marketing in September 1993. In April 1996, he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997, he assumed additional responsibility for the Table Service Restaurant Group. In fiscal year 2000, Mr. Interlandi had oversight responsibility for EAME operations, and in January 2001, Mr. Interlandi was appointed to his current position, Executive Vice President, North American Sales. Mr. Interlandi is a 1975 graduate of Knox College.

     Bernard Jammet, 44, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development, and in January 2001, Mr. Jammet was appointed to his current position of Executive Vice President, Latin American Sales. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

     F. Suzanne Jenniches, 55, has been a Director of the Company since October 1996. She is Vice President and General Manager of the Government Systems Division for the Electronic Systems Sector of Northrop Grumman, which designs and develops advanced automation, information systems, communications systems and homeland security for both US government and international applications. Ms. Jenniches is past President of the national Society of Women Engineers, is Chair Elect of the Board of Governors for the American Association of Engineering Societies, and is currently a member of the U.S. Army Science Board. Ms. Jenniches is a graduate of Clarion College and holds a Masters degree in Environmental Engineering from the Johns Hopkins University.

     Gary C. Kaufman, 53, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

     Thomas L. Patz, 43, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to the position of Senior Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

     John G. Puente, 73, has been a Director of the Company since May 1996. Until August 1999, Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products, at which time it was acquired by Texas Instruments. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion

Network Systems, a company that provides satellite services and facilities. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is also Chairman of the Board of Trustees of Capitol College.

     Cynthia A. Russo, 33, joined the Company in January 1996 as a Senior Accountant. In October 1996, she was promoted to Manager of Accounting, in March 1999, she was promoted to Director of Financial Reporting and Services, in February 2000 she was promoted to Director of Corporate Reporting and Accounting, and in May 2001 she was promoted to her current position, Vice President and Corporate Controller. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

     Dwight S. Taylor, 58, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC (“CDS”), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE: OFC). From 1984 until 1998, Mr. Taylor had been employed by Constellation Real Estate, Inc. in various capacities. Mr. Taylor is also the immediate past President of the Maryland Chapter of the National Association of Industrial and Office Properties (“NAIOP”), and a member of the NAIOP National Board. Mr. Taylor currently serves on the Trustee Boards of the Baltimore Polytechnic Institute Foundation, Capitol College, and Lincoln University. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Arts degree in Economics.

     William S. Watson, 59, has been a director of the Company since 2000. He currently serves as the Managing Director of The Prism Partnership LLC, a consulting practice that provides strategic planning and implementation consulting with a specialty in the hospitality and travel industry. Mr. Watson also serves as Chairman and Executive Vice President of TLX, Inc., a provider of logistics solutions to the airline industry, based in Scottsdale, Arizona, and is a member of the board of directors of Passkey Systems, Inc., a privately held company that provides meetings and convention reservation and bookings services. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

     The Company knows of no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

     Information relating to filings made pursuant to Section 16 of the Securities Exchange Act of 1934 will be set forth in the Company’s Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

     The information required by Item 11 will be set forth in the Company’s Proxy Statement under the caption “Executive Compensation”, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be set forth in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective June 30, 1995, and amended February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus. During fiscal years 2003 and 2002, the

Company compensated Mr. Brown $410 and $308, respectively, for consulting services provided to the Company. For fiscal year 2003, Mr. Brown earned a base consulting fee of $250 and a bonus of $160. The bonus was accrued in fiscal year 2003 and paid in September 2003.

     During fiscal years 2003 and 2002, the Company paid a real estate partnership $146 and $427, respectively, for the rental of the Laurel, Maryland facilities. J. Alan Hayman, Executive Vice President, Restaurant Sales and Strategies, holds a 50% interest, as he was a previous owner of Stanley Hayman and Company, Inc. which was acquired by MICROS in December 1999. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expired on December 31, 2002, and was not renewed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Public Accountants”, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page No.

(a)	The following documents are filed as a part of this report:
1.	Financial Statements:
	Report of Independent Auditors	36
	Consolidated balance sheets as of June 30, 2003 and 2002	37
	Consolidated statements of operations for the years ended June 30, 2003, 2002 and 2001	38
	Consolidated statements of shareholders’ equity for the years ended June 30, 2003, 2002 and 2001	39
	Consolidated statements of cash flows for the years ended June 30, 2003, 2002 and 2001	40-41
	Notes to consolidated financial statements	42-56

2.	Financial Statement Schedules:
	Schedule II – Valuation and qualifying accounts and reserves	57
	All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

3.	Exhibits:

3(i).	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

10a1.	Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2.	First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10b3.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10b4.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

10b5.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

10b6.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

10b7.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

10c.	Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d.	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e.	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10f.	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10g.	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10h.	Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10i.	First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10j.	Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10k.	Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr.

10l.	MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

10m.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10n.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10o.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10m above, as text is identical)

10p.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10n above, as text is identical).

10q1	Credit Agreement, dated as of July 17, 2003, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., and MICROS-Fidelio Worldwide, Inc. (Borrowers), and Bank Of America, N.A., Wachovia Bank, National Association and US Bank (Lenders)

10q2	Credit Agreement, dated As Of July 17, 2003, Among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., Merchants Information Solutions, Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. De C.V., MICROS Systems Holding GmbH, MICROS-Fidelio Software Deutschland GmbH, Indatec GmbH & Co. Kg., MICROS-Fidelio Software GmbH & Co. Kg., MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., And Hotelbk, A.B., and Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders)

10q3	Security Agreement, dated As Of July 17, 2003, By and Among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., MICROS-Fidelio Worldwide, Inc. (Borrowers) And Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders)

21.	Subsidiaries of the Company.

23.	Consent of Independent Accountants.

31.	Certifications

32.	Section 1350 Certifications.

(b)            Reports on form 8-K during the fourth quarter of the fiscal year ending June 30, 2003:

     (1) May 1, 2003, which contained the Company’s press release dated April 30, 2003, regarding its financial results for the three- and nine-month periods ended March 31, 2003.

     (2) May 5, 2003, which contained information concerning the acquisition of Datavantage.

The annual report will be mailed to shareholders before the annual meeting scheduled for November 21, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MICROS Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 33 present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 33 presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company ceased amortizing certain goodwill and intangibles as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective on the first day of its 2003 fiscal year.

PricewaterhouseCoopers LLP

Baltimore, Maryland
August 15, 2003

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of June 30, 2003 and 2002
(in thousands, except per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$45,682	$66,638
Accounts receivable, net of allowance for doubtful accounts of $10,648 in 2003 and $8,981 in 2002	98,700	86,918
Inventories, net	31,864	31,211
Deferred income taxes	7,885	7,008
Prepaid expenses and other current assets	17,860	12,756

Total current assets	201,991	204,531
Property, plant and equipment, net	20,179	21,467
Deferred income taxes, non-current	32,003	20,707
Goodwill and intangible assets, net of accumulated amortization of $29,516 in 2003 and $28,025 in 2002	74,270	32,055
Purchased and internally developed software costs, net of accumulated amortization of $23,487 in 2003 and $18,248 in 2002	38,089	30,303
Other assets	3,483	3,767

Total assets	$370,015	$312,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$10,185	$18,699
Current portion of long-term debt	363	—
Current portion of capital lease obligations	106	147
Accounts payable	24,177	25,955
Accrued expenses and other current liabilities	44,240	34,554
Income taxes payable	10,102	7,303
Deferred income taxes	501	547
Deferred service revenue	38,538	33,841

Total current liabilities	128,212	121,046
Capital lease obligations, net of current portion	198	279
Deferred income taxes, non-current	11,495	9,933
Other non-current liabilities	6,510	1,232
Commitments and contingencies:
Minority interests	2,372	1,978
Shareholders’ equity:
Common stock, $0.025 par value; 50,000 shares authorized; shares issued and outstanding 18,018 in 2003 and 17,521 in 2002	450	438
Capital in excess of par	69,644	56,867
Retained earnings	152,381	130,599
Accumulated other comprehensive loss	(1,247)	(9,542)

Total shareholders’ equity	221,228	178,362

Total liabilities and shareholders’ equity	$370,015	$312,830

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2003, 2002 and 2001
(in thousands, except per share data)

	2003	2002	2001

Revenue:
Hardware and software	$208,264	$194,606	$171,930
Service	191,927	172,557	154,846

Total revenue	400,191	367,163	326,776

Cost of sales:
Hardware and software	115,244	108,032	84,374
Service	86,388	81,994	78,374

Total cost of sales	201,632	190,026	162,748

Gross Margin	198,559	177,137	164,028

Selling, general and administrative expenses	132,601	123,011	126,013
Research and development expenses	18,748	19,320	19,697
Depreciation and amortization	8,888	16,042	14,319

Total operating expenses	160,237	158,373	160,029

Income from operations	38,322	18,764	3,999
Non-operating (expense) income:
Interest income	1,415	1,067	1,011
Interest expense	(859)	(722)	(966)
Other (expense) income, net	(1,683)	236	(3,810)

Total non-operating (expense) income	(1,127)	581	(3,765)

Income before taxes, minority interests and equity in net earnings of affiliates	37,195	19,345	234
Income tax provision	15,078	6,577	683

Income (loss) before minority interests and equity in net earnings of affiliates	22,117	12,768	(449)
Minority interests and equity in net earnings of affiliates	(335)	(529)	(255)

Net income (loss)	$21,782	$12,239	($704)

Net income (loss) per common share:
Basic	$1.24	$0.70	$(0.04)

Diluted	$1.22	$0.69	$(0.04)

Weighted-average number of shares outstanding:
Basic	17,502	17,510	17,377

Diluted	17,838	17,850	17,377

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended June 30, 2003, 2002 and 2001
(in thousands)

					Accumulated
	Common Stock		Capital		Other
			in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	(Loss) Income	Total

Balance, June 30, 2000	17,336	$433	$54,225	$119,064	$(10,101)	$163,621

Comprehensive loss
Net loss	—	—	—	(704)	—	(704)
Foreign currency translation adjustments	—	—	—	—	(6,363)	(6,363)

Total comprehensive loss						(7,067)
Stock issued upon exercise of options	94	3	1,320	—	—	1,323
Stock issued to third party	45	1	799	—	—	800
Income tax benefit from stock options exercised	—	—	171	—	—	171

Balance, June 30, 2001	17,475	$437	$56,515	$118,360	$(16,464)	$158,848

Comprehensive income
Net income	—	—	—	12,239	—	12,239
Foreign currency translation adjustments	—	—	—	—	6,922	6,922

Total comprehensive income						19,161
Stock issued upon exercise of options	142	3	2,580	—	—	2,583
Repurchases of stock	(96)	(2)	(2,608)	—	—	(2,610)
Income tax benefit from stock options exercised	—	—	380	—	—	380

Balance, June 30, 2002	17,521	$438	$56,867	$130,599	$(9,542)	$178,362

Comprehensive income
Net income	—	—	—	21,782	—	21,782
Foreign currency translation adjustments	—	—	—	—	8,295	8,295

Total comprehensive income						30,077
Stock issued in connection with acquisition	719	18	18,182	—	—	18,200
Stock issued upon exercise of options	60	1	1,088	—	—	1,089
Repurchases of stock	(282)	(7)	(6,674)	—	—	(6,681)
Income tax benefit from stock options exercised	—	—	181	—	—	181

Balance, June 30, 2003	18,018	$450	$69,644	$152,381	$(1,247)	$221,228

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$21,782	$12,239	$(704)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,888	16,042	14,319
Amortization of capitalized software	5,419	4,567	1,766
Provision for losses on accounts receivable	4,831	5,073	4,198
Provision for inventory obsolescence	2,005	1,638	614
Undistributed earnings from equity investment and minority interests	335	530	255
Provision for deferred income taxes	2,545	661	(9,828)
Loss on other than temporary decline in investments	500	—	1,200
Income tax benefit from stock options exercised	181	380	171
Changes in assets and liabilities (net of):
(Increase) decrease in accounts receivable	(4,866)	(3,053)	10,503
(Increase) decrease in inventories	(120)	(3,143)	7,042
(Increase) decrease in prepaid expenses and other assets	(4,402)	(2,653)	3,745
(Decrease) increase in accounts payable	(2,490)	3,847	(247)
Increase (decrease) in accrued expenses and other current liabilities	4,734	(689)	(8,142)
(Decrease) in income taxes payable	(385)	(27)	(2,861)
Increase in deferred service revenue	1,447	6,897	4,602

Net cash provided by operating activities	40,404	42,309	26,633

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,581)	(5,216)	(8,056)
Proceeds from dispositions of property, plant and equipment	132	54	59
Proceeds from sale of building	298	—	—
Internally developed software costs	(4,581)	(3,034)	(8,866)
Proceeds from sale of subsidiary	286	—	54
Proceeds from settlement related to previous acquisition	—	200	—
Purchase of equity interest in investee	—	(51)	(429)
Net cash paid for acquisitions, minority interests and contingent earn-out payments	(28,600)	(4,038)	(13,938)

Net cash used in investing activities	(38,046)	(12,085)	(31,176)

Cash flows from financing activities:
Principal payments on line of credit	(31,892)	(17,382)	(12,652)
Proceeds from line of credit	15,125	31,562	17,037
Principal payments on long-term debt	—	(3,418)	(418)
Principal payments on capital lease obligations	(194)	(149)	(450)
Payment of shareholder loan	(424)	—	—
Dividends to minority owners	(113)	(371)	—
Proceeds from issuance of stock	1,090	2,583	1,322
Repurchases of stock	(6,681)	(2,610)	—

Net cash (used in) provided by financing activities	(23,089)	10,215	4,839

Effect of exchange rate changes on cash	(225)	(257)	(51)

Net (decrease) increase in cash and cash equivalents	(20,956)	40,182	245
Cash and cash equivalents at beginning of year	66,638	26,456	26,211

Cash and cash equivalents at end of year	$45,682	$66,638	$26,456

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$465	$1,748	$1,132

Income taxes	$15,365	$10,697	$14,034

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended June 30, 2003, 2002 and 2001
(in thousands)

Supplemental schedule of noncash financing and investing activities:

In May 2003, the Company purchased the outstanding stock of Datavantage Corporation for total consideration of approximately $52,300. The consideration consisted of $28,600 cash paid at closing, $5,200 cash to be paid 18 months after closing, approximately $300 in transaction costs, and 719,360 whole shares of unregistered MICROS common stock valued at approximately $18,200.

In February 2001, the Company purchased the outstanding stock of the minority shareholder in hotelBANK, Inc. for total consideration in the amount of $800. Simultaneous with the purchase of the stock in hotelBANK, Inc., the Company sold to the minority shareholder, 44,216 whole shares of unregistered MICROS common stock, for total consideration in the amount of $800.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

1.	Description of business and summary of significant accounting policies:

Description of business

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, hardware, jewelry, and other specialty items. (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

Basis of preparation and use of estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Inherent in this process are estimates and assumptions made by management that affect the amounts reported in the Company’s financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings in consolidated MICROS subsidiaries are recorded net of minority interests. Investments in 15%- through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are accounted for under the equity method. Otherwise, investments are included at cost. All significant intercompany accounts and transactions have been eliminated.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided to the customer, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance, revenue is deferred until all acceptance criteria are met. The Company reduces revenue for estimated customer returns and allowances.

Hardware
Revenue from hardware sales is recognized at the time of shipment.

Software
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

Service
Service contract and hosting revenue are initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term. Revenue for the installation of the product, programming and the training of customers’ staff is recognized as the work is performed. Revenue from customer-specific development work is recognized under the completed contract method.

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

Depreciation expense for fiscal years 2003, 2002 and 2001, was $8,785, $7,906 and $8,053, respectively.

Software for internal use

Internally used computer software is capitalized according to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized on a straight-line basis over the estimated life of the software ranging from three to five years.

Warranties

The Company’s products are under warranty for defects in material and workmanship for a period ranging from 12 to 24 months. The Company establishes an accrual for estimated warranty costs at the time of sale. Historically, the Company’s warranty expense has not been material.

Capitalized software development costs

Software development costs, for software products to be licensed to others, incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers upon which amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization expense for fiscal years 2003, 2002 and 2001 was $5,419, $4,567 and $1,766, respectively.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

Research and development costs

Expenditures for research and development not capitalized as described above are charged to operations as incurred.

Goodwill and intangible assets

Goodwill

     In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company was required to determine by June 30, 2002, the fair value of each market and compare it to the market’s carrying amount. To the extent a market’s carrying amount exceeded its fair value, an indication would have existed that the amount of goodwill attributed to a market may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the market’s goodwill, determined by allocating the market’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step was required to be completed in during fiscal 2003. Any transitional impairment charge would have been recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations. The Company completed the transitional assessment of goodwill and determined that the carrying amount of goodwill for each of the Company’s markets did not exceed the fair value. Since the carrying amount of goodwill did not exceed the fair value under the transitional assessment, the Company did not need to perform the second step of the transitional impairment test and accordingly, the Company did not record a goodwill impairment charge during fiscal 2003. The fair value was determined by using either an income or market approach for each market cluster. The market approach compared recent sales and offering prices of similar properties. The income approach used the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. The amount of goodwill, net of accumulated amortization, reflected in the balance sheet as of June 30, 2003 was $ 74.3 million. The required impairment tests of goodwill may result in future period write-downs.

The following table represents the impact of SFAS No. 142 on net income (loss), basic and diluted net income (loss) per share had SFAS No. 142 been in effect in previous fiscal years:

	2003	2002	2001

Net income (loss)
Reported net income (loss)	$21,782	$12,239	$(704)
Goodwill amortization, net of tax	—	5,370	3,760

Adjusted net income	$21,782	$17,609	$3,056

Basic net income (loss) per common share
Reported net income (loss) per common share	$1.24	$0.70	$(0.04)
Goodwill amortization, net of tax	—	0.31	0.22

Adjusted basic net income per common share	$1.24	$1.01	$0.18

Diluted net income (loss) per common share
Reported net income (loss) per common share	$1.22	$0.69	$(0.04)
Goodwill amortization, net of tax	—	0.30	0.22

Adjusted diluted net income per common share	$1.22	$0.99	$0.18

Weighted average common shares outstanding (in thousands)
Basic	17,502	17,510	17,377
Diluted	17,838	17,850	17,377

Financing costs related to long-term debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company did not incur financing costs in fiscal year 2003. In relation to the new line of credit agreement, the Company incurred financing costs which will be deferred and amortized over two years.

Advertising costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2003, 2002 and 2001 were $3,036, $2,722 and $3,474, respectively.

Bad debt

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

MICROS maintains allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments. These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense for fiscal years 2003, 2002 and 2001 was $4,757, $4,986 and $3,449, respectively.

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

A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows (in thousands):

	2003	2002	2001

Average common shares outstanding	17,502	17,510	17,377
Dilutive effect of outstanding stock options	336	340	—

Average common shares outstanding assuming dilution	17,838	17,850	17,377

As of June 30, 2003, 1,639,350 whole stock options were excluded in the above reconciliation, as these options were anti-dilutive. In fiscal year 2002 and 2001, 1,552,896 and 2,570,047 whole stock options were excluded, respectively.

Stock-based compensation

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123,” amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both the annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25,” Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized in the Company’s consolidated financial statements because the exercise price of the employee stock options equals the market price of the Company’s common stock on the date of grant.

Under SFAS No. 123, The Company is required to disclose pro forma information regarding option grants made to its employees based on specific valuation techniques to calculate estimated compensation expense.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

The pro forma information is as follows:

	Year ended June 30,

	2003	2002	2001

Net income (loss)
As reported	$21,782	$12,239	$(704)
Pro forma	$15,944	$3,660	$(9,616)
Basic net income (loss) per share
As reported	$1.24	$0.70	$(0.04)
Pro forma	$0.91	$0.21	$(0.55)
Diluted net income (loss) per share
As reported	$1.22	$0.69	$(0.04)
Pro forma	$0.89	$0.21	$(0.55)

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments reflected in the consolidated balance sheets approximate fair values.

New accounting standards

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements made prior to January 31, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim period or annual period beginning after June 15, 2003. As of June 30, 2003, the Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 requires disclosure of pro-forma results as if the Company had applied the fair value recognition provisions of SFAS No. 123.

In November 2002, the FASB issued No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides for an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. As of June 30, 2003, the Company’s guarantees issued or modified after December 31, 2002 were not material.

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

In November 2001, the FASB issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs as revenue. This pronouncement did not have a material impact on the company’s consolidated financial statements.

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

2     Acquisitions:

Datavantage

On May 1, 2003, the Company acquired Datavantage Corporation, a privately held software application developer and system integrator specializing in the specialty and apparel retail market, for total purchase price of approximately $52,300. The consideration consisted of $33,800 in cash ($28,600 paid at closing and $5,200 to be paid 18 months after closing subject to certain holdback rights), approximately $300 in estimated transaction costs and 719,360 shares of MICROS common stock, valued at approximately $18,200.

The total purchase price was allocated as follows. This allocation preliminary and is subject to change pending the completion of the final allocation of the fair value of the assets acquired and liabilities assumed.

Current assets	$10,592
Fixed assets	1,558
Deferred income taxes	3,495
Goodwill and intangible assets	45,093
Purchased and internally developed software costs	6,140
Other assets	122
Liabilities assumed	(14,700)

$52,300

Recognition of the excess purchase price of $52,300 over the fair value of the net assets acquired, have been recorded as goodwill as follows:

Book value of net assets	$8,762
Fair value changes:
Intangibles	8,074
Deferred income taxes	(3,229)

Adjusted net assets	13,607
Purchase price	(52,300)

Goodwill	$38,693

Under SFAS No. 142, no amortization is required for the amount of goodwill.

Datavantage’s customer relationships were preliminarily valued at $6,200 and is being amortized over 10 years.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred as of July 1, 2001. The summary includes adjustments for depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions, which would have been incurred had such acquisitions and other transactions occurred as of July 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

	2003	2002

Revenue	$439,720	$411,005
Net Income	$23,089	$15,799
Net Income per common share
Basic	$1.32	$0.87
Diluted	$1.29	$0.85
Weighted average shares outstanding
Basic	17,502	18,229
Diluted	17,838	18,569

Indatec

In January 2001, the Company acquired the stock of Indatec GmbH and Co. KG (“Indatec”). Based in Bernau am Chiemsee, Germany, Indatec is one of Germany’s top developers of point-of-sale solutions for the independent restaurant industry. Indatec’s products include a range of point-of-sale terminals, peripherals and associated software for independent restaurants and other catering facilities. The purchase

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

price was DM 10,706 (approximately $5,100 at the exchange rate as of the date of acquisition), which was subsequently reduced by DM 329 due to adjustments to the net assets. Goodwill related to this acquisition was DM 11,698 at the date of acquisition (approximately $5,602 at the exchange rate as of the date of acquisition).

Hospitality Solutions International

In October 2000, the Company purchased the assets of the hospitality division of Hospitality Solutions International, Inc. (“HSI”). Based in Scottsdale, Arizona, HSI’s hospitality division is a top developer of technology solutions for the hospitality industry. HSI’s products include the point-of-service and enterprise systems for restaurants, as well as hotel management software. The purchase price for the assets of $3,900 was paid in November 2000. As part of the acquisition, certain liabilities of HSI were assumed. Goodwill related to this acquisition was $5,618 at the date of acquisition. Subsequent to the acquisition, the goodwill was increased by $638 due to adjustments to the net assets.

3.    Inventories:

The components of inventories are as follows:

	2003	2002

Raw materials	$8,368	$7,494
Work-in-process	146	986
Finished goods	29,250	27,688

Total inventory	37,764	36,168
Reserve for obsolescence	(5,900)	(4,957)

Net inventory	$31,864	$31,211

4.    Property, plant and equipment:

The components of property, plant and equipment are as follows:

	2003	2002	Useful Life

Leasehold improvements	$4,246	$3,579	Lease term
Machinery and equipment	6,728	6,579	5-10 years
Furniture and fixtures	11,960	12,925	7-10 years
Computer hardware and software	48,176	41,053	3-5 years

Total property, plant and equipment	71,110	64,136
Accumulated depreciation and amortization	(50,931)	(42,669)

Net property, plant and equipment	$20,179	$21,467

5.    Line of credit:

Prior to July 17, 2003, the Company maintained a $45,000 multi-currency committed line of credit (the “Former Credit Agreement”). The Company’s obligations were secured by its inventory and receivables located in the United States. Interest due under the Former Credit Agreement was calculated as follows: (i) if the advance is in U.S. dollars, at the option of the Company, either the bank’s prime rate minus an amount as stipulated in the loan agreement based on Company performance, or the LIBOR rate plus an additional LIBOR rate percentage; and (ii) if the advance was made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional LIBOR rate percentage.

Effective July 17, 2003, the Former Credit Agreement was terminated without additional expense and the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65,000 multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

“Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, National Association, and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders have a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges stock to the Lenders in certain subsidiaries. Interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the Federal Funds Rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) has for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require the Company to satisfy certain financial covenants and limits the Company’s ability to assume additional debt and pay cash dividends. Additionally, the Credit Agreements impose upon the Company certain commitment fees on the unused portion of the line of credit.

The Company also has a credit relationship with a European bank in the amount of EUR 7,600 (approximately $7,600 at the June 30, 2003 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of June 30, 2003, the total outstanding balance on the line of credit is $10,200 consisting of: USD $7,000, ZAR (South African Rand) 13,000 (approximately $1,000 at the June 30, 2003 exchange rate), SEK (Swedish Krona) 7,500 (approximately $1,000 at the June 30, 2003 exchange rate), and JPY (Japanese Yen) 60,000 (approximately $500 at the June 30, 2003 exchange rate). As of June 30, 2003, the Company has approximately $43,500 available to borrow.

6.    Long-term debt:

As of June 30, 2003 and 2002, the Company had no long-term debt.

7.    Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are as follows:

	2003	2002

Compensation and related taxes	$18,030	$13,933
Commissions	2,434	2,665
Volume rebates and credits due customers	2,145	1,530
Deposits received from customers	8,035	5,464
VAT and sales taxes	2,373	2,274
Accrued payables and other	11,223	8,688

	$44,240	$34,554

8.    Commitments and contingencies:

Leases

The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2015 and equipment leases under both operating and capital leases. Rent expense under these leases for fiscal years 2003, 2002 and, 2001 was $12,844, $13,042 and $13,283 respectively.

Future minimum lease payments at June 30, 2003 for those leases having an initial or remaining non-

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

cancelable lease term in excess of one year are as follows:

	Operating	Capital
Year ending June 30,	Leases	Leases

2004	$12,194	$106
2005	9,858	97
2006	7,285	88
2007	5,825	11
2008	4,407	2
2009 and thereafter	8,868	—

	$48,437	304

Current portion		106

Long-term obligation under capital lease		$198

The Company’s worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the “Lease Agreement”) expiring on March 1, 2010, MICROS leases the entire five-story structure consisting of approximately 247,624 square feet. The Company also leases a facility of approximately 75,600 square feet in Hanover, Maryland for warehousing and staging. The Company conducts light assembly, manufacturing, repair and configuration at this location. The lease expires in July 2009.

The Company’s Datavantage subsidiary leases approximately 56,400 square feet of office and warehouse space in Cleveland, Ohio, from which it conducts the majority of its sales, marketing, customer support, and product development activities. The Datavantage subsidiary also leases approximately 11,400 square feet of office space in the Boston, Massachusetts area, primarily for research and development activities. The current Cleveland lease expires June 30, 2005, and the current Boston lease expires September 30, 2006.

Legal proceedings

MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

9.    Shareholders’ equity

In fiscal 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s stock. As of June 30,2003, the Company purchased 377,841 whole shares at an aggregate cost of $9,309, including minimal fees of $18, and the remaining 622,159 whole shares are eligible for repurchase.

10.   Stock options:

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. Currently, all options expire ten years from the date of grant. As of June 30, 2003, the Company has approximately 259,903 authorized options available to grant.

The Company applies the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

operations.

The following table summarizes the status of, and changes in, the Company’s stock option plans (shares in thousands):

Years Ended June 30,	2003		2002		2001

		Weighted Average		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Outstanding at beginning of year	3,755		3,550		2,885
Options granted	416	$21.70	525	23.96	1,060	$19.10
Options cancelled	(148)	$26.77	(179)	23.63	(301)	$33.24
Options exercised	(60)	$18.25	(141)	18.26	(94)	$14.05

Outstanding at end of year	3,963	$25.97	3,775	$26.35	3,550	$26.24
Options exercisable at end of year	2,975	$27.34	2,453	$26.68	1,906	$25.25

Additional information regarding stock options outstanding at June 30, 2003 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Range of Exercise Prices	Shares	Price	Life (in years)	Shares	Price

$14.78 to $19.31	818	$15.80	4.9	699	$15.55
$19.38 to $22.02	931	$20.95	8.3	371	$20.53
$22.20 to $25.16	1,037	$23.91	6.3	739	$23.65
$26.72 to $48.88	1,143	$38.33	6.0	1,132	$38.43
$52.69 to $56.34	34	$55.14	6.6	34	$55.14

$14.78 to $56.34	3,963	$25.97	6.4	2,975	$27.34

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company’s stock option grants made subsequent to fiscal year 1995. Accordingly, the Company estimated the grant-date fair value of each option awarded in fiscal years 2003, 2002 and 2001 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.0%	4.4%	5.6%
Expected life	6.0 years	5.8 years	5.2 years
Expected volatility	50%	52%	55%
Expected dividend yield	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models, including the Black-Scholes option-pricing model, do not necessarily provide a reliable single measure of the fair value of employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimate of the fair value of each option granted in fiscal years 2003, 2002 and 2001 was $11.00, $12.74 and $10.35, respectively.

11.  Income taxes:

Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

	2003	2002	2001

United States	$6,370	$(8,985)	$(19,382)
Non-U.S	30,825	28,330	19,616

	$37,195	$19,345	$234

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

The components of income tax expense are:

	2003	2002	2001

Current:
Federal	$1,113	$(5,836)	$—
State	248	—	364
Foreign	11,172	11,752	10,147

Total current	12,533	5,916	10,511

Deferred:
Federal	1,817	2,123	(7,580)
State	82	(424)	(1,182)
Foreign	646	(1,038)	(1,066)

Total deferred	2,545	661	(9,828)

Total tax expense	$15,078	$6,577	$683

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	2003	2002	2001

At statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.6	(2.2)	(434.7)
Tax credits	(0.7)	(52.0)	(2,563.9)
Extraterritorial income exclusion benefit	(4.6)	(1.0)	—
Effect of tax rates in foreign jurisdictions	9.5	4.7	419.7
Subpart F inclusion	—	47.1	—
Permanent differences	0.5	2.0	2,835.8
Other	0.2	0.4	—

Effective tax rate	40.5%	34.0%	291.9%

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

The following summarizes the significant components of the Company’s deferred tax assets and liabilities:

	2003	2002

Bad debt reserves	$2,343	$2,199
Accruals not currently deductible for tax	4,104	3,541
Inventory	1,438	1,267
Net operating loss carryforwards	5,843	5,111
Tax credit carryforwards	5,854	—
Purchased in-development software technology write-off	11,639	4,309
Tax impact of technology transfer	10,262	11,460
Other	688	641

Total deferred tax assets	42,171	28,528

Depreciation	(1,953)	(1,874)
Capitalized software development costs	(8,883)	(8,077)
Other	(1,160)	(528)

Total deferred tax liabilities	(11,996)	(10,479)

Valuation allowance	(2,282)	(814)

Net deferred tax asset	$27,893	$17,235

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At June 30, 2003 and 2002, the Company had potential tax benefits of $5,843 and $5,111, respectively, related to both U.S. and foreign net operating loss carryforwards for income tax purposes. The U.S. net operating loss component of the above totals, respective of fiscal years, amounted to $2,072 and $2,506 with the remainder of $3,771 and $2,605 representing foreign net operating losses. In addition, at June 30, 2003 and 2002, the Company had potential tax benefits of $5,854 and $0, respectively, related to U.S. federal tax credits for income tax purposes. The tax net operating losses and tax credit carryforwards (if not utilized against taxable income) expire beginning 2004 with some having no expiration date. A valuation allowance of $2,282 and $814 has been provided at June 30, 2003 and 2002, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

During fiscal years 2003 and 2002, the Company entered into intercompany intellectual property sales. The tax impact will be amortized over the intellectual properties’ respective economic useful lives for financial statement purposes.

12.  Other income (expense), net:

Other income (expense) is comprised of the following:

	2003	2002	2001

Foreign exchange (loss) gain, net	$(702)	$404	$(1,213)
Investment write-down	(500)	—	(1,200)
Other, net	(481)	(168)	(1,397)

Total other income (expense), net	$(1,683)	$236	$(3,810)

13.  Related party transactions:

Effective June 30, 1995, and amended February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus. During fiscal years 2003 and 2002, the Company compensated Mr. Brown $410 and $308, respectively, for consulting services provided to the Company. For fiscal year 2003, Mr. Brown earned a base consulting fee of $250 and a bonus of $160. The bonus was accrued in fiscal year 2003.

During fiscal years 2003 and 2002, the Company paid a real estate partnership $146 and $427, respectively, for the rental of the Laurel, Maryland facilities. J. Alan Hayman, Executive Vice President, Restaurant Sales and Strategies, holds a 50% interest, as he was a previous owner of Stanley Hayman and Company, Inc. which was acquired by MICROS in December 1999. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expired on December 31, 2002, and was not renewed.

During fiscal year 2003, the Company paid Mr. Christoph Gissler, a former owner of Indatec, which was acquired by MICRO in January 2001. EUR 394 ($424 at the January 2003 rate). This payment was the second of three installment payments for the shareholder loan entered into as part of the acquisition of Indatec.

14.  Employee benefit plan:

The Company sponsors an employee savings plan, which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees in the United States and allows employees to voluntarily defer up to 15% of their income through contributions to the Plan. The Plan for corporate employees matches 50% of the first 5% of each participating employee’s voluntary contributions. The Plan for Datavantage matches 25% of the first 6% of each participating employee’s

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion.

Company contributions made during the years ended June 30, 2003, 2002 and 2001 totaled $924, $1,278 and $1,048, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits.

15.  Segment reporting data:

The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry and information technology solutions for the specialty and general merchandise retail industry. MICROS is organized and operates in two segments: U.S. and International. The International segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment.

A summary of the Company’s operating segments is as follows:

	Year Ended June 30,

	2003	2002	2001

Revenues (1):
United States	$230,552	$210,335	$186,795
International	226,671	206,502	185,502
Intersegment eliminations	(57,032)	(49,674)	(45,521)

Total revenues	$400,191	$367,163	$326,776

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$16,869	$(2,754)	$(17,944)
International	61,993	54,323	44,705
Intersegment eliminations	(41,667)	(32,224)	(26,527)

Total income before taxes, minority interests and equity in net earnings of affiliates	$37,195	$19,345	$234

Identifiable assets (2):
United States	$186,748	$133,653	$145,568
International	183,267	179,177	128,888

Total identifiable assets	$370,015	$312,830	$274,456

Capital expenditures (2):
United States	$2,118	$3,160	$4,955
International	3,463	2,056	3,101

Total capital expenditures	$5,581	$5,216	$8,056

Depreciation and amortization (2):
United States	$5,381	$9,982	$8,874
International	3,507	6,060	5,445

Total depreciation and amortization	$8,888	$16,042	$14,319

(1) Amounts based on the location of the customer.
(2) Amounts based on the location of the selling entity.

MICROS products are distributed in the U.S. and internationally, primarily in Europe, the Pacific Rim, and

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

Latin America through subsidiaries, independent dealers/distributors and Company-owned sales and service offices. The Company’s principal customers are lodging, food service-related businesses, and entertainment venues. No single customer accounts for 10% or more of the Company’s consolidated revenues.

Geographic revenue information for the three years ended June 2003 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Substantially all intangible assets do not have a physical or geographic location; therefore, intangible assets are not included below.

Revenues from unaffiliated customers by geographic location are as follows:

	2003	2002	2001

United States	$211,216	$194,433	$171,898
International	188,975	172,730	154,878

Net revenue	$400,191	$367,163	$326,776

Long-lived assets by geographic location are as follows:

	2003	2002	2001

United States	$13,370	$14,786	$17,099
International	6,809	6,681	6,454

Total long-lived assets	$20,179	$21,467	$23,553

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended June 30, 2003, 2002 and 2001 (in thousands)

16.  Quarterly financial information (unaudited):

Quarterly financial information for fiscal years 2003 and 2002 is presented in the following tables:

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Revenue	$86,511	$95,548	$97,590	$120,542

Gross margin	$41,412	$47,575	$47,379	$62,193

Income from operations	$5,035	$8,516	$9,513	$15,258

Net income	$2,694	$4,931	$5,369	$8,786

Basic net income per common share	$0.15	$0.28	$0.31	$0.49

Diluted net income per common share	$0.15	$0.28	$0.31	$0.48

Stock Prices (in dollars)
High	$27.94	$24.81	$23.90	$35.34
Low	$21.71	$18.53	$20.26	$24.04

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

Revenue	$83,511	$90,899	$92,378	$100,375

Gross margin	$40,068	$43,074	$43,842	$50,153

Income from operations	$2,807	$3,913	$4,528	$7,516

Net income	$879	$2,485	$3,685	$5,190

Basic net income per common share	$0.05	$0.14	$0.21	$0.30

Diluted net income per common share	$0.05	$0.14	$0.21	$0.29

Stock Prices (in dollars)
High	$28.40	$26.12	$30.78	$29.07
Low	$16.80	$17.01	$20.25	$25.53

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended June 30, 2003, 2002 and 2001 (in thousands)

	Balance at	Charged				Balance
	beginning	to				at end
Description	of period	expense	Deductions		Other (1)	of period

Year ended June 30, 2003:
Allowance for doubtful accounts	$8,981	$4,831	$1,935		$(1,229)	$10,648
Reserve for inventory obsolescence	4,957	2,005	928	(2)	(134)	5,900

	$13,938	$6,836	$2,863		$(1,363)	$16,548

Year ended June 30, 2002:
Allowance for doubtful accounts	$7,508	$5,073	$2,569		$(1,031)	$8,981
Reserve for inventory obsolescence	4,236	1,638	1,529	(2)	612	4,957

	$11,744	$6,711	$4,098		$(419)	$13,938

Year ended June 30, 2001:
Allowance for doubtful accounts	$7,791	$4,198	$4,010		$(471)	$7,508
Reserve for inventory obsolescence	3,799	614	530	(2)	353	4,236

	$11,590	$4,812	$4,540		$(118)	$11,744

(1) Primarily related to foreign currency translation.
(2) Material scrapped or otherwise disposed.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date:	9-29-03	By:	/s/Gary C. Kaufman
Gary C. Kaufman
Executive Vice President, Finance and
Administration/Chief Financial Officer

Date:	9-29-03	By:	/s/Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman, President and	9-29-03
Chief Executive Officer
A. L. Giannopoulos

/s/Gary C. Kaufman	Executive Vice President	9-29-03
Gary C. Kaufman	Finance and Administration Chief Financial Officer

/s/Louis M. Brown, Jr.		9-29-03
Louis M. Brown, Jr.	Director and Vice Chairman of the Board

/s/F. Suzanne Jenniches		9-29-03
F. Suzanne Jenniches	Director

/s/John G. Puente		9-29-03
John G. Puente	Director

/s/Dwight S. Taylor		9-29-03
Director
Dwight S. Taylor

/s/William S. Watson		9-29-03
Director
William S. Watson

EXHIBIT INDEX

3(i).	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

10a1.	Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2.	First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10b3.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10b4.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

10b5.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

10b6.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

10b7.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

10c.	Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d.	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e.	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10f.	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10g.	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10h.	Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10i.	First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10j.	Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10k.	Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr.

10l.	MICROS Systems, Inc. Bonus and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1994.

10m.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10n.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10o.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10m above, as text is identical).

10p.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10n above, as text is identical).

10q1.	Credit Agreement, dated as of July 17, 2003, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., and MICROS-Fidelio Worldwide, Inc. (Borrowers), and Bank Of America, N.A., Wachovia Bank, National Association and US Bank (Lenders)

10q2.	Credit Agreement, Dated As Of July 17, 2003, Among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., Merchants Information Solutions, Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. De C.V., MICROS Systems Holding GmbH, MICROS-Fidelio Software Deutschland GmbH, Indatec GmbH & Co. Kg., MICROS-Fidelio Software GmbH & Co. Kg., MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., And Hotelbk, A.B., and Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders)

10q3.	Security Agreement, Dated As Of July 17, 2003, By and Among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., MICROS-Fidelio Worldwide, Inc. (Borrowers) And Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders

21.	Subsidiaries of the Company.

23.	Consent of Independent Accountants.

31.	Certifications

32.	Section 1350 Certifications