Form 10-Q
period 2003-09-30
MICROS SYSTEMS INC
filed 2003-11-14
CIK 320345

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003
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

YES [x]     NO [  ]

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES [x]     NO [  ]

As of October 31, 2003, there were 18,145,241 shares of Common Stock, $0.025 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended September 30, 2003

Part I — Financial Information

Item 1. Financial Statements

General

     The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as “MICROS” or the “Company”). In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented. The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$52,260	$45,682
Accounts receivable, net of allowance for doubtful accounts of $10,989 at September 30, 2003 and $10,648 at June 30, 2003	97,649	98,700
Inventories, net of allowance for obsolescence of $6,104 at September 30, 2003 and $5,900 at June 30, 2003	31,178	31,864
Deferred income taxes	8,300	7,885
Prepaid expenses and other current assets	16,478	17,860

Total current assets	205,865	201,991
Property, plant and equipment, net of accumulated depreciation and amortization of $53,188 at September 30, 2003 and $50,931 at June 30, 2003	19,731	20,179
Deferred income taxes, non-current	31,294	32,003
Goodwill and intangible assets, net of accumulated amortization of $29,924 at September 30, 2003 and $29,516 at June 30, 2003	74,109	74,270
Purchased and internally developed software costs, net of accumulated amortization of $25,356 at September 30, 2003 and $23,487 at June 30, 2003	37,653	38,089
Other investments	510	10
Other assets	3,110	3,473

Total assets	$372,272	$370,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$10,551	$10,185
Current portion of long term debt	—	363
Current portion of capital lease obligations	133	106
Accounts payable	22,190	24,177
Accrued expenses and other current liabilities	39,369	44,240
Income taxes payable	5,201	10,102
Deferred income taxes	497	501
Deferred service revenue	47,521	38,538

Total current liabilities	125,462	128,212
Capital lease obligations, net of current portion	197	198
Deferred income taxes, non-current	11,498	11,495
Other non-current liabilities	6,494	6,510
Commitments and contingencies
Minority interests	2,271	2,372
Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 18,097 at September 30, 2003 and 18,018 at June 30, 2003	452	450
Capital in excess of par	69,331	69,644
Retained earnings	157,128	152,381
Accumulated other comprehensive loss	(561)	(1,247)

Total shareholders’ equity	226,350	221,228

Total liabilities and shareholders’ equity	$372,272	$370,015

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,

	2003	2002

Revenue:
Hardware	$33,946	$30,013
Software	17,838	13,147
Service	54,633	44,595

Total revenue	106,417	87,755

Cost of sales:
Hardware	23,742	21,639
Software	5,004	3,637
Service	25,536	21,066

Total cost of sales	54,282	46,342

Gross margin	52,135	41,413
Selling, general and administrative expenses	35,562	29,444
Research and development expenses	6,174	4,887
Depreciation and amortization	2,317	2,046

Total operating expenses	44,053	36,377

Income from operations	8,082	5,036
Non-operating income (expense):
Interest income	239	395
Interest expense	(189)	(359)
Other income (expense), net	105	(660)

Total non-operating income (expense)	155	(624)
Income before taxes, minority interests and equity in net earnings of affiliates	8,237	4,412
Income tax provision	3,336	1,677

Income before minority interests and equity in net earnings of affiliates	4,901	2,735
Minority interests and equity in net earnings of affiliates	(154)	(40)

Net income	$4,747	$2,695

Net income per common share:
Basic	$0.26	$0.15

Diluted	$0.25	$0.15

Weighted-average number shares outstanding:
Basic	18,036	17,474

Diluted	18,940	17,807

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2003
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income (Loss)	Total

Balance, June 30, 2003	18,018	$450	$69,644	$152,381	$(1,247)	$221,228
Comprehensive income:
Net income	—	—	—	4,747	—	4,747
Foreign currency translation adjustments	—	—	—	—	686	686

Total comprehensive income	—	—	—	4,747	686	5,433
Stock issued upon exercise of options	189	5	3,239	—	—	3,244
Repurchases of stock	(110)	(3)	(3,857)	—	—	(3,860)
Income tax benefit from stock options exercised	—	—	305	—	—	305

Balance, September 30, 2003	18,097	$452	$69,331	$157,128	$(561)	$226,350

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Three Months Ended September 30,

	2003	2002

Net cash flows provided by (used in) operating activities:	$11,027	$(625)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,652)	(1,833)
Proceeds from dispositions of property, plant and equipment	1	45
Purchases of other investments	(500)
Internally developed software	(1,408)	(878)

Net cash used in investing activities	(3,559)	(2,666)
Cash flows from financing activities:
Principal payments on line of credit	(2,814)	(158)
Proceeds from lines of credit	3,000	—
Principal payments on shareholder loan	(363)	—
Principal payments on long-term debt and capital lease obligations	(23)	(41)
Dividends to minority owners	(46)	—
Repurchases of stock	(3,860)	(1,732)
Proceeds from issuance of stock	3,244	33

Net cash used in financing activities	(862)	(1,898)

Effect of exchange rate changes on cash	(28)	(37)

Net increase (decrease) in cash and cash equivalents	6,578	(5,226)
Cash and cash equivalents at beginning of period	45,682	66,638

Cash and cash equivalents at end of period	$52,260	$61,412

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003
(Unaudited, $ in thousands, except per share data)

1.	Basis of Presentation

The accompanying consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform to current year presentation.

2.	Stock-based compensation

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. Currently, all outstanding options expire ten years from the date of grant. The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. The Company has not recognized any related compensation expense in the consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant. If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

	Three Months Ended September 30,

	2003	2002

Net income — as reported	$4,747	$2,695
Add: stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,268)	(1,992)

Net income — pro forma	$3,479	$703

Basic net income per share
As reported	$0.26	$0.15
Pro forma	$0.19	0.04
Diluted net income per share
As reported	$0.25	$0.15
Pro forma	$0.18	0.04

The weighted average fair value of each option granted for the first quarter of fiscal 2003 and 2002 was $17.26 and $11.76, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003
(Unaudited, $ in thousands, except per share data)

	Three Months Ended
	September 30,

	2003	2002

Risk-free interest rate	3.8%	3.4%
Expected life	6.0 years	6.0 years
Expected volatility	50%	50%
Expected dividend yield	0%	0%

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

3.	Acquisitions

On May 1, 2003, the Company acquired Datavantage Corporation (“Datavantage”), a privately held software application developer and system integrator specializing in the specialty and apparel retail market, for total purchase price of approximately $52,300. The consideration consisted of $33,800 in cash ($28,600 paid at closing and $5,200 to be paid 18 months after closing subject to certain holdback rights), approximately $300 in estimated transaction costs and 719,360 shares of MICROS common stock, valued at approximately $18,200.The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred as of July 1, 2002. The summary includes adjustments for depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisition, which would have been incurred had such acquisition occurred as of July 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

	Three Months Ended September 30, 2002

	Historical	Historical	Pro forma	Pro forma
	MICROS	Datavantage	Adjustments	Consolidated

Revenue	$87,755	$10,281	—	$98,036
Net Income	$2,695	$1,386	$(187)	$3,894
Net Income per common share
Basic	$0.15			$0.21
Diluted	$0.15			$0.21
Weighted average shares outstanding
Basic	17,474		719	18,193
Diluted	17,807		719	18,526

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003
(Unaudited, $ in thousands, except per share data)

4.	Inventories

The components of inventories are as follows:

	September 30,	June 30,
	2003	2003

Raw materials	$7,995	$8,368
Work-in-process	27	146
Finished goods	29,260	29,250

Total inventory	37,282	37,764

Reserve for obsolescence	(6,104)	(5,900)

Net inventory	$31,178	$31,864

5.	Recent accounting standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements made prior to January 31, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim period or annual period beginning after December 15, 2003. As of September 30, 2003, the Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee. The adoption of FIN 45 had no impact on the results of operations of the Company.

The Company has applied the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB Statement No. 5, “Accounting for Contingencies”, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.

The Company is a party to a variety of customer agreements pursuant to which it may be obligated to indemnify its customer with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company may agree to hold harmless its customer from and against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property rights, and violation of law. In each of these circumstances, payment by the Company is conditioned on the customer making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the customer’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against independent third parties in connection with customer’s contract indemnity claims.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred material expense under these agreements and has not accrued any amounts relating to such provisions.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003
(Unaudited, $ in thousands, except per share data)

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on July 1, 2001. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). The Company performs the impairment analysis on an annual basis during the first quarter of its fiscal year. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, SFAS 142 requires the Company to: (1) allocate goodwill to the various reporting units to which the acquired goodwill relates; (2) estimate the fair value of those reporting units to which goodwill relates; and (3) determine the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value is less than the carrying value for a reporting unit, SFAS 142 requires the estimation of the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed, is the amount of goodwill impairment determined. The Company estimated the fair value of its U.S. and international reporting units using the discounted cash flow method.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. MICROS also considers its market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed.

The Company conducted its annual impairment analysis in the first quarter of fiscal year 2004. Since the estimated fair value of the U.S. and international reporting units exceed the carrying values, the Company concluded there was no impairment of goodwill. As of September 30, 2003, the net book value of goodwill for the U.S. and international reporting unit was $57.5 million and $10.5 million, respectively.

6.	Net income per share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended
	September 30,

	2003	2002

Net income	$4,747	$2,695

Average common shares outstanding	18,036	17,474
Dilutive effect of outstanding stock options	904	333

Average common shares outstanding assuming dilution	18,940	17,807

Basic net income per share	$0.26	$0.15

Diluted net income per share	$0.25	$0.15

Anti-dilutive weighted shares excluded from reconciliation	671	1,684

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003
(Unaudited, $ in thousands, except per share data)

7.	Segment reporting data

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

A summary of the Company’s operating segments is as follows:

	Three Months Ended September 30,

	2003	2002

Revenues (1):
United States	$63,427	$50,228
International	57,087	48,452
Intersegment eliminations	(14,097)	(10,925)

Total revenues	$106,417	$87,755

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$3,523	$625
International	15,829	11,570
Intersegment eliminations	(11,115)	(7,783)

Total income before taxes, minority interests and equity in net earnings of affiliates	$8,237	$4,412

	September 30,	June 30,
	2003	2003

Identifiable assets (2):
United States	$186,502	$186,748
International	185,770	183,267

Total identifiable assets	$372,272	$370,015

(1) Amounts based on the location of the customer.
(2) Amounts based on the location of the selling entity.

8.	Shareholders’ Equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. A summary of the cumulative number of whole shares purchased through September 30, 2003, is as follows:

	Whole	Average
	Shares	Purchase Price	Principal

Total shares purchased as of June 30, 2003	377,841	$24.59	$9,291
Shares purchased from July 1 – September 30, 2003	109,699	$35.18	3,860

Total shares purchased as of September 30, 2003	487,540	$26.97	$13,151

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003
(Unaudited, $ in thousands, except per share data)

9.	Subsequent Event

On October 9, 2003, MICROS entered into a settlement agreement in connection with alleged breaches under a vendor development agreement. The total settlement amount, net of legal fees, was $1.7 million, which includes approximately $1.2 million in cash and approximately $0.5 million in credits for future development services that MICROS may, in its discretion, use over the next two years. The net cash payment of approximately $1.2 million will be recorded as non-operating income in the second quarter.

On October 22, 2003, MICROS filed with the Securities and Exchange Commission its Voting Rights and Proxy Solicitation (the “Proxy”) in connection with its Annual Meeting of Stockholders scheduled to be held on November 21, 2003. In its Proxy, the Company seeks shareholder approval with respect to the following three items: (1) the election of six directors to serve for a one-year term; (2) the approval of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the 2004 fiscal year; and (3) the approval of an amendment to the Company’s 1991 Stock Option Plan, which serves to authorize the issuance of an additional 600,000 shares of Common Stock under the Option Plan.

On October 23, 2003, Datavantage Corporation executed a lease for approximately 70,000 square feet of office and warehouse space in Solon, Ohio. The lease will commence on or about March 1, 2004 and the duration of the lease is ten years, with a termination right at the end of six years. Datavantage will vacate their current location and occupy the new office and warehouse on or about March 1, 2004. The average annual rental expense will be approximately $0.5 million, which is approximately the same as the current annual rent expense.

Effective November 1, 2003, MICROS subleases to Motorola, Inc. one of the five floors of its current headquarters building in Columbia, Maryland, consisting of approximately 49,524 square feet, pursuant to a 77-month sublease (which Motorola may terminate after 60 months). The average annual rental income will be approximately $1.0 million, which will offset the Company’s rent expense recorded as operating expense.

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

MICROS recorded diluted net income of $0.25 per common share in the first quarter of fiscal year 2004, compared with diluted net income of $0.15 per common share in the first quarter of fiscal year 2003. As described more fully below, the increase was primarily due to increased sales volume, including sales from the new subsidiary, Datavantage, which was acquired on May 1, 2003. Datavantage accounted for diluted net income of $0.05 per common share.

An analysis of the change in revenues is as follows ($ in thousands):

	Three Months Ended
	September 30,

	2003	2002	$ Change	% Change

Hardware	$33,946	$30,013	$3,933	13.1%
Software	17,838	13,147	4,691	35.7%
Service	54,633	44,595	10,038	22.5%

Total Revenue	$106,417	$87,755	$18,662	21.3%

An analysis of the sales mix as a percentage of total revenue is follows:

	Three Months Ended
	September 30,

	2003	2002

Hardware	31.9%	34.7%
Software	16.8%	15.2%
Service	51.3%	50.1%

Total	100.0%	100.0%

The Company’s total revenues increased $18.7 million to $106.4 million in the first quarter of fiscal year 2004 compared to $87.8 million in the first quarter of fiscal year 2003. Of this increase, the U.S. reporting unit accounted for $14.5 million while the international reporting unit accounted for $4.2 million. The increase in the U.S. was mainly due to sales from Datavantage.

Hardware revenues increased primarily due to increased volume in third party hardware and sale of Workstation 4, which was released in the fourth quarter of fiscal year 2003. The increase in Workstation 4 was offset, to a degree, by a decrease in the sale of PC Workstations in connection with the slow down of a major customer rollout program. Software revenues increased primarily from the sale of Datavantage’s suite of software products, third party software and 9700 software. Service revenues increased in the three months ended September 30, 2003 primarily due to increased support revenues from the continued expansion of our customer base and the addition of professional services provided by Datavantage.

Datavantage’s hardware, software and service revenues for the first quarter were $2.7 million, $2.4 million and $6.5 million, respectively.

An analysis of the change in cost of sales as a percentage of total revenue is as follows ($ in thousands):

	Three Months Ended
	September 30,		As % of Total Revenue

	2003	2002	2003	2002

Hardware	$23,742	$21,639	22.3%	24.7%
Software	5,004	3,637	4.7%	4.1%
Service	25,536	21,066	24.0%	24.0%

Total Cost of Sales	$54,282	$46,342	51.0%	52.8%

For the three months ended September 30, 2003, total cost of sales, as a percentage of revenue, decreased to 51.0% from 52.8% in the prior fiscal year. Cost of sales for hardware, as a percentage of related revenue, decreased to 69.9% in three months ended September 30, 2003 compared to 72.1% for the same quarter a year earlier mainly due to the increase in the sale of the Workstation 4, which generates higher margins. Software costs, as a percentage related revenue, increase slightly to 28.1%, while service cost as a percentage of related revenue decreased slightly to 46.7%.

Selling, general and administrative expenses increased by $6.2 million or 20.8% in the three months ended September 30, 2003, compared to the same period last year. Datavantage contributed to $3.7 million of this increase. The remaining $2.5 million increase was mainly due to an increase in salaries and related expenses and related foreign exchange increases. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 33.4% in the three months ended September 30, 2003 from 33.6% in the same period last year.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In the three months ended September 30, 2003, R&D expenses increased $1.3 million, or 26.3%, compared to the same period last year. As a percentage of revenue, R&D expenses increased to 5.8% in three months ended September 30, 2003 compared to 5.6% in the first quarter of fiscal year 2003. Capitalized software development costs increased $0.5 million to $1.4 million mainly due to the development of a new Java-based retail point-of-sale product. A comparative summary of R&D activities is as follows ($ in thousands):

	Three Months Ended
	September 30,

	2003	2002	$ Change

Total R&D	$7,582	$5,765	$1,817
R&D capitalization	(1,408)	(878)	(530)

Total R&D expenses	$6,174	$4,887	$1,287

Total revenue	$106,417	$87,755
R&D expense as % of revenue	5.8%	5.6%
Total R&D as % of revenue	7.1%	6.6%

Depreciation and amortization expense increased by $0.3 million or 13.2% in three months ended September 30, 2003 compared to the same period last year mainly due to Datavantage.

Income from operations for the first quarter of fiscal 2004 was $8.1 million, or 7.6% of revenue, compared to $5.0 million, or 5.7% of revenue, in the first quarter of fiscal year 2003 mainly due to the overall increase in sales volume in all business aspects of the Company. Datavantage contributed $1.9 million of this increase.

Non-operating income increased to $0.2 million in the three months ended September 30, 2003 partially due to a decrease in exchange loss on foreign currency transactions.

The effective tax rate for the first quarter of fiscal year 2004 and 2003 was 40.5% and 38.0%, respectively. The increase was due to the mix of earnings in high tax jurisdictions.

Income before taxes increased $3.8 million to $8.2 million in the first quarter of fiscal year 2004 compared to $4.4 million in the previous year. The U.S. reporting unit accounted for the $3.8 million increase as the international reporting unit remained unchanged. The U.S. reporting unit increase was mainly due to increased sales volume and sales from Datavantage.

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

Software
If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. This deferral is earned when significant obligations no longer exist.

Service
Service contract and hosting revenue is initially recorded as deferred service revenue and is recognized on a pro rata basis over the contract term. Revenue for the installation of the product, programming and the training of customers’ staff is recognized as the work is performed. Revenue from customer-specific development work is recognized under the completed contract method.

Multiple-element arrangements
The Company enters into transactions that include multiple-element arrangements, which may include any combination of hardware, software and/or services. When some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered elements is recognized upon delivery of such item. Otherwise, revenue is deferred until the delivery of the last element.

•	Vendor-specific objective evidence (VSOE) of fair value of undelivered elements;

•	The functionality of delivered elements is not dependent on the undelivered elements;

•	Delivery of the element(s) represents the culmination of the earning process.

Capitalized software development costs

Software development costs, for software products to be licensed to others, incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers, at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product.

Long-lived Assets

Intangible Assets Other than Goodwill

The Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

At September 30, 2003, the net book value of Intangible Assets Other than Goodwill was approximately $6.1 million, as compared with a net book value of $0 at September 30, 2002. The Company did not recognize any impairment loss during the three months ended September 30, 2003 and 2002.

Goodwill

See footnote 5, Recent Accounting Standards, in the Notes to Consolidated Financial Statements section.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Foreign currency translation

The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders’ equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Liquidity and Capital Resources

Effective July 17, 2003, the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, National Association, and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders have a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges stock to the Lenders in certain subsidiaries. Interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the Federal Funds Rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require the Company to satisfy certain financial covenants and limits the Company’s ability to assume additional debt and pay cash dividends. Additionally, the Credit Agreements impose upon the Company certain commitment fees on the unused portion of the line of credit.

The Company also has a credit relationship with a European bank in the amount of EUR 7.6 million (approximately $8.9 million at the September 30, 2003 exchange rate). Effective October 2003, this credit facility was reduced to EUR 1.0 million. Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of September 30, 2003, the total outstanding balance on the lines of credit is $10.6 million consisting of: USD $8.0 million, ZAR (South African Rand) 9.0 million (approximately $1.3 million at the September 30, 2003 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the September 30, 2003 exchange rate), and JPY (Japanese Yen) 30.0 million (approximately $0.3 million at the September 30, 2003 exchange rate). As of September 30, 2003, the Company has approximately $63.3 million available to borrow.

Net cash provided by operating activities for fiscal year 2004 was $11.0 million versus net cash used in operating activities of $0.6 million for fiscal year 2003. The Company used $3.6 million for investing activities, including $3.0 million for the purchase of property, plant, and equipment and internally developed software and $0.5 million for the purchase of long-term investments. The Company used $0.9 million for financing activities, consisting of net borrowings from the line of credit of $0.2 million, proceeds from the issuance of stock of $3.3 million offset by $3.9 million in the repurchase of the Company’s stock. All cash is being held for the operation and expansion of the business and the repurchase of the Company’s stock.

The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the next 12 months. The Company anticipates that its property, plant and equipment expenditures for fiscal year 2004 will be approximately $1.0 million higher than in fiscal year 2003.

Summary

In light of current market conditions, and world political instability, it is difficult to determine whether the Company can continue to enjoy revenue and profitability growth in the next year. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.

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

Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: political and world instability created by the threat of subsequent terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; risks and uncertainties associated with the Company’s recent acquisition of Datavantage; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and managing expenses, including those over which the Company exercises little or no control, such as health care costs. These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2003.

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

Further, the Company is subject to political risk, due in part to instability in the Middle East and the worldwide threat of terrorism, especially in developing countries with uncertain or unstable political structures or regimes. Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’s Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’s Executive Vice President and Chief Financial Officer. Disclosure Controls and Procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and Procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The evaluation of MICROS’s Disclosure Controls and Procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures. In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees from the four worldwide regional headquarters (North America, Latin America, Europe/Africa/Middle East, and Asia Pacific) to produce such information. Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose such information. Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the finance operation. These forms and documents are designed to elicit pertinent financial and non-financial information from the operations on a worldwide basis.

MICROS has evaluated and will continue periodically to evaluate its Disclosure Controls and Procedures. Based on its most recent evaluations, MICROS has concluded that, as of the end of the period covered by this quarterly report, its Disclosure Controls and Procedures currently in place are effective at such reasonable assurance level that material information relating to MICROS would be made known to the Chairman, President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer on a timely basis.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended September 30, 2003

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

     On October 9, 2003, MICROS entered into a settlement agreement in connection with alleged breaches under a vendor development agreement. The total settlement amount, net of legal fees, was $1.7 million, which includes approximately $1.2 million in cash and approximately $0.5 million in credits for future development services that MICROS may, in its discretion, use over the next two years.

Items 2 through 5.

     No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K was filed on August 27, 2003, regarding the release of financial results for the fiscal year ended June 30, 2003.

Report on Form 8-K/A was filed on July 14, 2003, updating information relating to the acquisition of Datavantage that had previously been reported on Form 8-K filed on May 5, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.

(Registrant)

November 14, 2003	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

November 14, 2003	/s/ Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller