Form 10-Q
period 2003-12-31
MICROS SYSTEMS INC
filed 2004-02-17
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003 Commission file number 0-9993

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

YES ☑ NO ☐

As of January 31, 2004, there were 18,368,475 shares of Common Stock, $0.025 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended December 31, 2003

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$61,288	$45,682
Accounts receivable, net of allowance for doubtful accounts of $12,188 at December 31, 2003 and $10,648 at June 30, 2003	91,945	98,700
Inventories, net of allowance for obsolescence of $6,428 at December 31, 2003 and $5,900 at June 30, 2003	33,780	31,864
Deferred income taxes	9,160	7,885
Prepaid expenses and other current assets	17,595	17,860

Total current assets	213,768	201,991
Property, plant and equipment, net of accumulated depreciation and amortization of $55,798 at December 31, 2003 and $50,931 at June 30, 2003	19,387	20,179
Deferred income taxes, non-current	30,851	32,003
Goodwill and intangible assets, net of accumulated amortization of $31,332 at December 31, 2003 and $29,516 at June 30, 2003	73,516	74,270
Purchased and internally developed software costs, net of accumulated amortization of $27,714 at December 31, 2003 and $23,487 at June 30, 2003	36,650	38,089
Other investments	—	10
Other assets	4,019	3,473

Total assets	$378,191	$370,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,231	$10,185
Current portion of long term debt	—	363
Current portion of capital lease obligations	138	106
Accounts payable	25,539	24,177
Accrued expenses and other current liabilities	49,070	44,240
Income taxes payable	5,015	10,102
Deferred income taxes	608	501
Deferred service revenue	35,908	38,538

Total current liabilities	118,509	128,212
Capital lease obligations, net of current portion	199	198
Deferred income taxes, non-current	11,504	11,495
Other non-current liabilities	1,278	6,510
Commitments and contingencies
Minority interests	2,448	2,372
Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 18,236 at December 31, 2003 and 18,018 at June 30, 2003	456	450
Capital in excess of par	73,160	69,644
Retained earnings	165,699	152,381
Accumulated other comprehensive income (loss)	4,938	(1,247)

Total shareholders’ equity	244,253	221,228

Total liabilities and shareholders’ equity	$378,191	$370,015

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue:
Hardware	$34,300	$32,852	$68,246	$62,865
Software	19,975	17,207	36,764	29,470
Service	62,979	46,986	118,661	92,464

Total revenue	117,254	97,045	223,671	184,799

Cost of sales:
Hardware	24,717	23,525	48,457	45,164
Software	4,507	3,723	8,840	6,949
Service	26,958	22,222	53,167	43,698

Total cost of sales	56,182	49,470	110,464	95,811

Gross margin	61,072	47,575	113,207	88,988
Selling, general and administrative expenses	38,129	32,682	73,691	62,126
Research and development expenses	7,160	4,248	13,334	9,135
Depreciation and amortization	2,430	2,129	4,747	4,175

Total operating expenses	47,719	39,059	91,772	75,436

Income from operations	13,353	8,516	21,435	13,552
Non-operating income (expense):
Interest income	274	420	513	815
Interest expense	(508)	(225)	(698)	(585)
Other income (expense), net	1,535	(5)	1,641	(664)

Total non-operating income (expense)	1,301	190	1,456	(434)
Income before taxes, minority interests and equity in net earnings of affiliates	14,654	8,706	22,891	13,118
Income tax provision	5,935	3,570	9,271	5,247

Income before minority interests and equity in net earnings of affiliates	8,719	5,136	13,620	7,871
Minority interests and equity in net earnings of affiliates	(148)	(205)	(302)	(245)

Net income	$8,571	$4,931	$13,318	$7,626

Net income per common share:
Basic	$0.47	$0.28	$0.74	$0.44

Diluted	$0.45	$0.28	$0.70	$0.43

Weighted-average number shares outstanding:
Basic	18,177	17,398	18,107	17,436

Diluted	19,159	17,612	19,058	17,707

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended December 31, 2003
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income (Loss)	Total

Balance, June 30, 2003	18,018	$450	$69,644	$152,381	$(1,247)	$221,228
Comprehensive income:
Net income	—	—	—	13,318	—	13,318
Foreign currency translation adjustments	—	—	—	—	6,185	6,185

Total comprehensive income	—	—	—	13,318	6,185	19,503
Stock issued upon exercise of options	405	10	7,143	—	—	7,153
Repurchases of stock	(187)	(4)	(6,833)	—	—	(6,837)
Income tax benefit from stock options exercised	—	—	3,206	—	—	3,206

Balance, December 31, 2003	18,236	$456	$73,160	$165,699	$4,938	$244,253

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Six Months Ended December 31,

	2003	2002

Net cash flows provided by operating activities:	$30,284	$7,856

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,128)	(3,233)
Proceeds from dispositions of property, plant and equipment	3	71
Internally developed software	(2,322)	(1,828)
Proceeds from sale of subsidiary	—	286
Purchases of other investments	(500)	—

Net cash used in investing activities	(5,947)	(4,704)
Cash flows from financing activities:
Principal payments on line of credits	(11,544)	(12,887)
Proceeds from lines of credit	3,279	2,240
Principal payments on pre-acquisition shareholder loan	(363)	—
Principal payments on long-term debt and capital lease obligations	(48)	(93)
Dividends to minority owners	(161)	—
Repurchases of stock	(6,837)	(3,510)
Proceeds from issuance of stock	7,153	129

Net cash used in financing activities	(8,521)	(14,121)

Effect of exchange rate changes on cash	(210)	15

Net increase (decrease) in cash and cash equivalents	15,606	(10,954)
Cash and cash equivalents at beginning of period	45,682	66,638

Cash and cash equivalents at end of period	$61,288	$55,684

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 2003
(Unaudited, $ in thousands, except per share data)

1.	Basis of Presentation

The accompanying consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three- and six- months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform to current year presentation.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income - as reported	$8,571	$4,931	$13,318	$7,626
Add: stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,219)	(1,321)	(2,487)	(3,313)

Net income - pro forma	$7,352	$3,610	$10,831	$4,313

Basic net income per share
As reported	$0.47	$0.28	$0.74	$0.44
Pro forma	$0.40	$0.21	$0.60	$0.25
Diluted net income per share
As reported	$0.45	$0.28	$0.70	$0.43
Pro forma	$0.38	$0.21	$0.57	$0.24

The weighted average fair value of each option granted for the second quarter of fiscal year 2004 and 2003 was $21.75 and $11.15, respectively. The weighted average fair value of each option granted for the first six months of fiscal year 2004 and 2003 was $21.65 and $11.18, respectively. The fair value of each option

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 2003
(Unaudited, $ in thousands, except per share data)

grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Risk-free interest rate	3.7%	2.9%	3.7%	2.9%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%

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

On May 1, 2003, the Company acquired Datavantage Corporation (“Datavantage”), a privately held software application developer and system integrator specializing in the specialty and apparel retail market, for total purchase price of approximately $52,300. The consideration consisted of $33,800 in cash ($28,600 paid at closing and $5,200 to be paid 18 months after closing subject to certain holdback rights), approximately $300 in transaction costs and 719,360 shares of MICROS common stock, valued at approximately $18,200. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred as of July 1, 2002.

The summary includes adjustments for amortization of intangible assets, interest expense on any debt incurred to fund the acquisition, and the tax effect of these adjustments that would have been incurred had such acquisition occurred as of July 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

	Three Months Ended December 31, 2002

	Historical	Historical	Pro forma	Pro forma
	MICROS	Datavantage	Adjustments	Consolidated
Revenue	$97,045	$11,629	$—	$108,674
Net Income	$4,931	$1,404	$(371)	$5,964
Net Income per common share
Basic	$0.28			$0.33
Diluted	$0.28			$0.33
Weighted average shares outstanding
Basic	17,398		719	18,117
Diluted	17,612		719	18,331

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 2003
(Unaudited, $ in thousands, except per share data)

	Six Months Ended December 31, 2002

	Historical	Historical	Pro forma	Pro forma
	MICROS	Datavantage	Adjustments	Consolidated
Revenue	$184,799	$21,910	$—	$206,709
Net Income	$7,626	$2,789	$(557)	$9,858
Net Income per common share
Basic	$0.44			$0.54
Diluted	$0.43			$0.54
Weighted average shares outstanding
Basic	17,436		719	18,155
Diluted	17,707		719	18,426

4.	Inventories

The components of inventories are as follows:

	December 31,	June 30,
	2003	2003

Raw materials	$8,014	$8,368
Work-in-process	70	146
Finished goods	32,124	29,250

Total inventory	40,208	37,764
Reserve for obsolescence	(6,428)	(5,900)

Net inventory	$33,780	$31,864

5.	Recent accounting standards

On December 17, 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answer” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.”

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements made prior to January 31, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim period or annual period beginning after December 15, 2003. As of December 31, 2003, the Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee. The adoption of FIN 45 had no impact on the results of operations of the Company.

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 2003
(Unaudited, $ in thousands, except per share data)

The Company is a party to a variety of customer agreements pursuant to which it may be obligated to indemnify its customer with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company may agree to defend and hold harmless its customer from and against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property rights, and violations of law. In each of these circumstances, payment by the Company is conditioned on the customer making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the customer’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and, in some instances, the Company may have recourse against independent third parties in connection with customer’s contract indemnity claims.

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

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income	$8,571	$4,931	$13,318	$7,626

Average common shares outstanding	18,177	17,398	18,107	17,436
Dilutive effect of outstanding stock options	982	214	951	271

Average common shares outstanding assuming dilution	19,159	17,612	19,058	17,707

Basic net income per share	$0.47	$0.28	$0.74	$0.44

Diluted net income per share	$0.45	$0.28	$0.70	$0.43

Anti-dilutive weighted shares excluded from reconciliation	757	2,232	768	1,662

7.	Segment reporting data

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 2003
(Unaudited, $ in thousands, except per share data)

A summary of the Company’s operating segments is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues (1):
United States	$64,557	$53,286	$128,026	$103,454
International	69,164	58,231	126,208	106,757
Intersegment eliminations	(16,467)	(14,472)	(30,563)	(25,412)

Total revenues	$117,254	$97,045	$223,671	$184,799

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$6,566	$1,838	$9,868	$2,417
International	21,151	17,711	37,201	29,328
Intersegment eliminations	(13,063)	(10,843)	(24,178)	(18,627)

Total income before taxes, minority interests and equity in net earnings of affiliates	$14,654	$8,706	$22,891	$13,118

	December 31,	June 30,
	2003	2003

Identifiable assets (2):
United States	$181,446	$186,748
International	196,745	183,267

Total identifiable assets	$378,191	$370,015

(1)	Amounts based on the location of the customer.

(2)	Amounts based on the location of the selling entity.

8.	Shareholders’ Equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. A summary of the cumulative number of whole shares purchased and retired through December 31, 2003, is as follows. Since the inception of the re-purchase program, we have incurred approximately $26 in fees related to the program.

	Whole	Average
	Shares	Purchase Price	Principal

Total shares purchased as of June 30, 2003	377,841	$24.59	$9,291
Shares purchased from July 1 – December 31, 2003	186,510	$36.67	6,838

Total shares purchased as of December 31, 2003	564,351	$28.58	$16,129

9.	Legal proceedings

On October 9, 2003, MICROS entered into a settlement agreement in connection with alleged breaches under a vendor development agreement. The total settlement amount, net of legal fees, was $1.7 million, which includes approximately $1.2 million in cash and approximately $0.5 million in credits for future development services that MICROS may, in its discretion, use over the next two years. The net cash payment of approximately $1.2 million was recorded as non-operating income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Second Quarter and Six-Month Comparisons

MICROS recorded diluted net income of $0.45 per common share in the second quarter of fiscal year 2004, compared with diluted net income of $0.28 per common share in the second quarter of fiscal year 2003. For the six-months ended December 31, 2003, diluted net income was $0.70 per common share compared with diluted net income of $0.43 per common share for the six-months ended December 31, 2002. The quarter and year to date increases were mainly due to increased sales volume, including sales from the new subsidiary, Datavantage, which was acquired on May 1, 2003. Datavantage accounted for diluted net income of $0.10 and $0.17 per common share for the three- and six-months ended December 31, 2003, respectively.

Revenue increased $20.2 million to $117.3 million in the second quarter of fiscal year 2004 compared to $97.0 million in the second quarter of fiscal year 2003. For the first six months of fiscal year 2004, revenue increased $38.9 million or 21.0% to $223.7 million. Of the increases, the U.S. reporting unit accounted for $13.7 million and $28.2 million while the international reporting unit accounted for $6.5 million and $10.7 million for the three- and six-month period ended December 31, 2003, respectively. The increase in the U.S. was mainly due to sales from Datavantage.

An analysis of the sales mix by reporting segments is as follows (note: amounts are net of intersegment eliminations and based on location of the selling entity):

	U.S.		International		U.S.		International
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31,		December 31,		December 31,		December 31,
(in thousands)	2003	2002	2003	2002	2003	2002	2003	2002

Hardware	$21,864	$20,496	$12,436	$12,356	$44,286	$39,731	$23,960	$23,134
Software	11,075	8,252	8,900	8,955	20,538	14,352	16,226	15,118
Service	32,287	22,769	30,692	24,217	62,376	44,919	56,285	47,545

Total Revenue	$65,226	$51,517	$52,028	$45,528	$127,200	$99,002	$96,471	$85,797

An analysis of the corporate sales mix as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Hardware	29.3%	33.9%	30.5%	34.0%
Software	17.0%	17.7%	16.4%	16.0%
Service	53.7%	48.4%	53.1%	50.0%

Total	100.0%	100.0%	100.0%	100.0%

Hardware revenue increased primarily due to increased volume of computer equipment and the new Workstation 4 unit, which was released in the fourth quarter of fiscal year 2003. The increase in Workstation 4 was offset, to a degree, by a decrease in the sale of PC Workstations. The decrease in PC Workstations is partially due to the replacement with the new and less expensive Workstation 4. Software revenue increased primarily from the sale of Datavantage’s suite of software products, third party software, and Opera. Service revenue increased primarily due to increased support revenues from the continued expansion of the MICROS customer base as well as the recurring support revenue of existing customers and the addition of professional services provided by Datavantage.

Datavantage’s hardware, software and service revenues for the second quarter were $3.5 million, $3.2 million and $7.0 million, respectively. Year to date revenues were $6.3 million, $5.6 million and $13.5 million, respectively.

Overall cost of sales, as a percentage of revenue, decreased to 47.9% for the second quarter of fiscal year 2004 from 51.0% in the prior year. For the first six months of fiscal year 2004 and 2003, cost of sales, as a percentage of revenue, was 49.4% and 51.9%, respectively.

Cost of sales for hardware, as a percentage of related revenue, increased to 72.0% in the second quarter of fiscal year 2004 compared to 71.6% for the same quarter a year earlier. The slight increase was mainly due to the increase in sales volume for third-party computer equipment, which generates lower margins. For the first six months of fiscal year 2004, hardware costs, as a percentage of related revenue, decreased slightly to 71.0% from 71.8% in the prior year. This decrease was primarily due to the year to date sales of Workstation 4, released in the fourth quarter of fiscal year 2003.

Software costs, as a percentage of related revenue, increased to 22.6% in the second quarter of fiscal year 2004 compared to 21.6% for the same quarter a year earlier. For the first six months of fiscal year 2004, software costs increased to 24.0% from 23.6% in the prior year. The quarter and year to date increases were mainly attributed to an increase in software amortization costs from Datavantage and the strengthening of the EURO.

Service costs as a percentage of related revenue decreased to 42.8% in the second quarter of fiscal year 2004 compared to 47.3% for the same quarter a year earlier. For the first six months of fiscal year 2004, service costs, as a percentage of related revenue, decreased to 44.8% from 47.3% a year earlier. The quarter and year to date decreases were attributed to Datavantage’s high margins in their service products.

Selling, general and administrative expenses increased by $5.4 million or 16.7% in the second quarter of fiscal year 2004 compared to the same period last year. On a year to date basis, selling, general and administrative expenses increased by $11.6 million or 18.6%. The quarter and year to date increases were mainly due to the increase in salaries and related expenses, increase in outside consulting services for a large new roll out program and related foreign exchange increases. Of the increases, Datavantage contributed $3.7 million and $7.6 million for the three- and six-month period ended December 31, 2003, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 32.5% and 33.0% in the three- and six- months ended December 31, 2003 from 33.7% and 33.6% in the same periods of the previous year, respectively.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In the second quarter of fiscal year 2004, R&D expenses increased $2.9 million, or 68.6%, compared to the same period last year. On a year to date basis, R&D expenses increased $4.2 million, or 46.0%, compared to the same period last year. The quarter and year to date increases were mainly due to Datavantage and the write off of an unreleased product of $0.8 million. Datavantage contributed $1.4 million of the quarterly increase and $2.9 million of the year to date increase. As a percentage of revenue, R&D expenses increased to 6.1% in second quarter of fiscal year 2004 compared to 4.4% in the second quarter of fiscal year 2003. On a year to date basis, R&D expenses was 6.0% and 4.9% of revenue for fiscal year 2004 and 2003, respectively. A comparative summary of R&D activities is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

R&D Expense	$7,160	$4,248	$13,334	$9,135
Capitalized Software Development Costs	914	950	2,322	1,828

Total	$8,074	$5,198	$15,656	$10,963

Depreciation and amortization expense increased by $0.3 million or 14.1% in second quarter of fiscal year 2004 compared to the same period last year. On a year to date basis, depreciation and amortization increased by $0.6 million or 13.7% compared to the same period last year. The quarter and year to date increases were mainly due to Datavantage.

Income from operations for the second quarter of fiscal year 2004 was $13.4 million, or 11.4% of revenue, compared to $8.5 million, or 8.8% of revenue, in the second quarter of fiscal year 2003. For the first six months of fiscal year 2004, income from operations was $21.4 million, or 9.6% of revenue, compared to $13.6 million, or 7.3% of revenue in the same period of the prior year. The quarter and year to date increases were mainly due to the overall increase in sales volume, including sales from the new subsidiary, Datavantage, acquired in May 2003.

Datavantage’s contribution to the overall income from operations was $3.6 million, or 26.9%, and $5.4 million, or 25.2%, for the second quarter and first six months of fiscal year 2004, respectively.

Non-operating income increased $1.1 million to $1.3 million in the second quarter of fiscal year 2004. On a year to date basis, non-operating income increased $1.9 million to $1.5 million. The quarter and year to date increases were mainly due to a legal settlement in the net amount of approximately $1.2 million.

Income before taxes increased $5.9 million to $14.7 million in the second quarter of fiscal year 2004. On a year to date basis, income before taxes increased $9.8 million to $22.9 million.

The effective tax rate for the second quarter of fiscal year 2004 and 2003 was 40.5% and 41.0%, respectively. The year to date effective tax rate for fiscal year 2004 and 2003 was 40.5% and 40.0%, respectively. Prior year’s second quarter effective tax rate was higher to adjust to the year to date tax rate for fiscal year 2003.

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

At December 31, 2003, the net book value of Intangible Assets Other than Goodwill was approximately $13.3 million. The Company did not recognize any impairment loss during the three- and six- months ended December 31, 2003.

Goodwill

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

The Company completed the first step of its annual impairment analysis in the first quarter of fiscal year 2004. As the estimated fair value of the U.S. and international reporting units exceed the carrying values, the Company concluded there was no impairment of goodwill. As of December 31, 2003, the net book value of goodwill for the U.S. and international reporting unit was $51.8 million and $8.4 million, respectively.

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

Foreign currency translation

The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the quarter-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders’ equity. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Liquidity and Capital Resources

Effective July 17, 2003, the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders have a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges stock to the Lenders in certain subsidiaries. Interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the Federal Funds Rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require the Company to satisfy certain financial covenants and limits the Company’s ability to assume additional debt and pay cash dividends. The Lenders under the Credit Agreements have not alleged any breaches thereunder by MICROS. Additionally, the Credit Agreements impose upon the Company certain commitment fees on the unused portion of the line of credit.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2003 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of December 31, 2003, the total outstanding balance on the lines of credit is $2.2 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.6 million at the December 31, 2003 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the December 31, 2003 exchange rate), and JPY (Japanese Yen) 60.0 million (approximately $0.6 million at the December 31, 2003 exchange rate). As of December 31, 2003, the Company has approximately $64.1 million available to borrow. The line of credit balance decreased from $10.2 million at June 30, 2003 to $2.2 million at December 31, 2003 mainly due to the Company’s positive cash flow.

Net cash provided by operating activities for fiscal year 2004 was $30.3 million versus $7.9 million for fiscal year 2003. The Company used $5.9 million for investing activities, including $5.4 million for the purchase of property, plant, and equipment and internally developed software and $0.5 million for the purchase of long-term investments. The Company used $8.5 million for financing activities, consisting primarily of net payments on the line of credit of $8.3 million, proceeds from the issuance of stock of $7.2 million offset by $6.8 million in the repurchase of the Company’s stock. All cash is being retained for the operation and expansion of the business and the repurchase of the Company’s stock.

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

Summary

In light of current market conditions, and world political and economic uncertainty, it is difficult to determine whether the Company can continue to enjoy revenue and profitability growth in the next year. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company expects product and service margins to decline. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

MICROS’s significant international business and presence exposes the Company to a multitude of market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in 22 different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with such sales are not always denominated in the same currency. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies. Recent weakness in certain Latin American currencies, including the Argentine Peso and the Brazilian Real, has adversely impacted the financial performance of the Company. Strength in the Euro has helped to bolster sales and profitability in Europe; any subsequent decline will adversely impact year over year growth comparisons.

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
For the Quarter Ended December 31, 2003

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

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on November 21, 2003. A quorum was present (in person and/or by proxy) and shareholders voted on the following matters:

1.	Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors. No other nominations were made. The nominees received the following votes:

Nominee	For	Vote Withheld (Abstain)

A.L. Giannopoulos	15,766,855	290,480
Louis M. Brown, Jr.	15,454,506	602,829
B. Gary Dando	15,794,137	263,198
John G. Puente	15,342,592	714,743
Dwight S. Taylor	15,405,402	651,933
William S. Watson	15,351,465	705,870

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

2.	Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent public accountants for the Company for the fiscal year ending June 30, 2004. A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote. A total of 15,009,219 shares voted in the affirmative; a total of 1,033,091 shares voted in the negative; and a total of 15,025 shares abstained from the vote.

3.	Approval of Amendment to Stock Option Plan

The Board of Directors proposed an amendment to the 1991 Stock Option Plan, which served to authorize the issuance of an additional 600,000 shares of Common Stock. The shareholders approved the proposed amendment to the 1991 Stock Option Plan, with 11,456,217 shares in the affirmative, 2,174,785 shares in the negative, 46,792 shares affirmatively abstained, and 2,379,541 shares not voting.

Item 5. Other Information

     On January 28, 2004, the Board of Directors at a scheduled Board meeting unanimously approved (with Mr. Giannopoulos abstaining from the vote) the Sixth Amendment to the Employment Agreement between A.L. Giannopoulos and the Company dated June 30, 1995, as previously amended by the First Amendment dated February 6, 1997, the Second Amendment dated February 1, 1998, the Third Amendment dated September 8, 1999, the Fourth Amendment dated November 19, 2001, and the Fifth Amendment dated November 15, 2002 (the agreement as amended hereinafter referred to as the “Agreement”). The Sixth Amendment extends the term of the Agreement for two more years, until June 30, 2009, and provides for compensation for the extended term.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
10a Sixth Amendment to the Employment Agreement between the Company and A.L. Giannopoulos dated January 28, 2004.

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

Report on Form 8-K was filed on October 31, 2003, regarding the release of financial results for the first fiscal quarter for fiscal year 2004 ended September 30, 2003.

Report on Form 8-K was filed on January 30, 2004, regarding the release of financial results for the second fiscal quarter for fiscal year 2004 ended December 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

February 17, 2004	/s/	Gary C. Kaufman

Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

February 17, 2004	/s/	Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller

Exhibit 10a

SIXTH AMENDMENT TO EMPLOYMENT AGREEMENT

     This Sixth Amendment to the Employment Agreement is effective the 28th day of January, 2004 (the “Sixth Amendment”), by and between MICROS SYSTEMS, INC., a Maryland corporation, with offices located at 7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289 (hereinafter referred to as the “Company”), and A. L. GIANNOPOULOS, whose address is 7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289 (hereinafter referred to as the “Executive”).

     WHEREAS, the Executive and the Company entered into an Employment Agreement dated June 1, 1995, as amended by the First Amendment dated February 6, 1997, the Second Amendment dated February 1, 1998, the Third amendment dated September 8, 1999, the Fourth Amendment dated November 19, 2001, and the Fifth Amendment dated November 15, 2002 (the agreement as amended hereinafter referred to as the “Agreement”); and

     WHEREAS, the parties hereto would like to amend the Agreement pursuant to this Sixth Amendment in an effort to induce the Executive to continue to render services to the Company for an extended term.

     NOW, THEREFORE, the Company and the Executive, for good and valuable consideration, and pursuant to the terms, conditions, and covenants contained herein, hereby agree as follows:

1.     Section 3 of the Agreement, captioned “Term”, shall be deleted in its entirety and the following new language inserted in lieu thereof:

“The term of this Agreement shall commence upon the day and year first above written (“Commencement Date”) and shall continue until June 30, 2009, unless sooner terminated, as provided herein.”

2.     Section 4 of the Agreement, captioned “Salary”, is amended by appending to the existing salary chart the following new rows:

Period	Salary

July 1, 2007 through June 30, 2008	$1,250,000
July 1, 2008 through June 30, 2009	$1,500,000

3.     Section 5 of the Agreement, captioned “Bonuses”, is amended by appending to the existing bonus chart the following new rows:

Fiscal Year Ending	Target Bonus

June 30, 2008	$600,000
June 30, 2009	$750,000

4.     The first paragraph of Section 16(c)(3) of the Agreement shall be deleted in its entirety and the following new language inserted in lieu thereof:

“Payment Upon Termination By The Company. If the Company terminates the Executive’s employment for any reason other than Good Cause, the Executive shall be entitled to receive from the Company and the Company shall pay to the Executive in one lump sum, within fifteen (15) days following the Executive’s termination of employment, all of the salary and Target Bonus payments provided for in Sections 4 and 5 of this Agreement for the period beginning on the date of the Executive’s termination of employment and ending on June 30, 2009.”

5.     The first paragraph of Section 16(c)(4) of the Agreement shall be deleted in its entirety and the following new language inserted in lieu thereof:

“Payment Upon Termination By The Executive. If the Executive terminates his employment with the Company for Good Reason, other than Good Reason described in Section 16(a)(3)a), he shall be entitled to receive from the Company and the Company shall pay to the Executive in one lump sum, within fifteen (15) days following the date of the Executive’s termination of employment, all of the salary and Target Bonus payments provided for in Sections 4 and 5 of this Agreement for the period beginning on the date of the Executive’s termination and ending on June 30, 2009. If the Executive terminates his employment with the Company for the Good Reason described in Section 16(a)(3)a), then and in such event, he shall be entitled to receive from the Company and the Company shall pay to the Executive in one lump sum, within fifteen (15) days following the date of the Executive’s termination of employment, an amount equal to the lesser of (i) all of the salary and Target Bonus payments provided for in Sections 4 and 5 of this Agreement for the period beginning on the date of the Executive’s termination and ending on June 30, 2009, or (ii) all of the salary and Target Bonus payments provided for in Sections 4 and 5 of this Agreement for the period commencing on the date of the Executive’s termination and ending on the third anniversary of the date of the Executive’s termination.”

6.     All other provisions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Sixth Amendment as of the dates indicated below, the effective date of this Sixth Amendment being the 28th day of January, 2004.

COMPANY:
ATTEST:	MICROS SYSTEMS, INC.

	By:	/s/ Louis M. Brown, Jr.	(SEAL)

Louis M. Brown, Jr.
Vice Chairman
[Corporate Seal]

EXECUTIVE:

WITNESS:
	/s/	A.L. Giannopoulos

A. L. GIANNOPOULOS