Form 10-Q
period 2004-03-31
MICROS SYSTEMS INC
filed 2004-05-13
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
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

YES ☑ NO ☐

As of April 30, 2004, there were 18,515,225 shares of Common Stock, $0.025 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarter Ended March 31, 2004

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$81,516	$45,682
Accounts receivable, net of allowance for doubtful accounts of $12,410 at March 31, 2004 and $10,648 at June 30, 2003	99,401	98,700
Inventories, net of allowance for obsolescence of $6,258 at March 31, 2004 and $5,900 at June 30, 2003	35,533	31,864
Deferred income taxes	9,068	7,885
Prepaid expenses and other current assets	18,134	17,860

Total current assets	243,652	201,991
Property, plant and equipment, net of accumulated depreciation and amortization of $57,508 at March 31, 2004 and $50,931 at June 30, 2003	19,378	20,179
Deferred income taxes, non-current	30,313	32,003
Goodwill, net of accumulated amortization of $27,667 at March 31, 2004 and $26,381 at June 30, 2003	66,395	66,903
Intangible assets, net of accumulated amortization of $3,594 at March 31, 2004 and $3,135 at June 30, 2003	6,902	7,367
Purchased and internally developed software costs, net of accumulated amortization of $29,476 at March 31, 2004 and $23,487 at June 30, 2003	35,993	38,089
Other investments	511	10
Other assets	3,746	3,473

Total assets	$406,890	$370,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,500	$10,185
Current portion of long term debt	—	363
Current portion of capital lease obligations	141	106
Accounts payable	27,610	24,177
Accrued expenses and other current liabilities	49,506	44,240
Income taxes payable	2,875	10,102
Deferred income taxes	574	501
Deferred service revenue	52,337	38,538

Total current liabilities	135,543	128,212
Capital lease obligations, net of current portion	177	198
Deferred income taxes, non-current	11,520	11,495
Other non-current liabilities	1,301	6,510
Commitments and contingencies
Minority interests	2,569	2,372
Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 18,413 shares at March 31, 2004 and 18,018 at June 30, 2003	460	450
Capital in excess of par	77,463	69,644
Retained earnings	173,215	152,381
Accumulated other comprehensive income (loss)	4,642	(1,247)

Total shareholders’ equity	255,780	221,228

Total liabilities and shareholders’ equity	$406,890	$370,015

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
Hardware	$35,811	$32,477	$104,057	$95,342
Software	21,509	16,510	58,273	45,980
Service	63,647	49,902	182,308	142,366

Total revenue	120,967	98,889	344,638	283,688

Cost of sales:
Hardware	23,705	23,302	72,162	68,466
Software	5,471	4,394	14,312	11,343
Service	29,665	23,814	82,831	67,513

Total cost of sales	58,841	51,510	169,305	147,322

Gross margin	62,126	47,379	175,333	136,366
Selling, general and administrative expenses	40,375	31,626	114,065	93,752
Research and development expenses	6,623	4,245	19,957	13,380
Depreciation and amortization	2,330	1,995	7,078	6,170

Total operating expenses	49,328	37,866	141,100	113,302

Income from operations	12,798	9,513	34,233	23,064
Non-operating income (expense):
Interest income	406	278	920	1,093
Interest expense	(71)	(47)	(769)	(631)
Other (expense) income, net	(218)	(670)	1,422	(1,335)

Total non-operating income (expense)	117	(439)	1,573	(873)
Income before taxes, minority interests and equity in net earnings of affiliates	12,915	9,074	35,806	22,191
Income tax provision	5,230	3,631	14,501	8,877

Income before minority interests and equity in net earnings of affiliates	7,685	5,443	21,305	13,314
Minority interests and equity in net earnings of affiliates	(168)	(74)	(471)	(319)

Net income	$7,517	$5,369	$20,834	$12,995

Net income per common share:
Basic	$0.41	$0.31	$1.14	$0.75

Diluted	$0.39	$0.31	$1.09	$0.74

Weighted-average number shares outstanding:
Basic	18,385	17,351	18,199	17,408

Diluted	19,439	17,575	19,187	17,663

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended March 31, 2004
(Unaudited, in thousands)

	Common Stock		Capital in Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par	Earnings	Income (Loss)	Total
Balance, June 30, 2003	18,018	$450	$69,644	$152,381	$(1,247)	$221,228
Comprehensive income:
Net income	—	—	—	20,834	—	20,834
Foreign currency translation adjustments	—	—	—	—	5,889	5,889

Total comprehensive income	—	—	—	20,834	5,889	26,723
Stock issued upon exercise of options	657	16	12,272	—	—	12,288
Repurchases of stock	(262)	(6)	(10,109)	—	—	(10,115)
Income tax benefit from stock options exercised	—	—	5,656	—	—	5,656

Balance, March 31, 2004	18,413	$460	$77,463	$173,215	$4,642	$255,780

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Nine Months Ended March 31,
	2004	2003
Net cash flows provided by operating activities:	$51,725	$17,552

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,394)	(4,918)
Proceeds from dispositions of property, plant and equipment	5	108
Internally developed software	(3,617)	(3,035)
Proceeds from sale of subsidiary	—	286
Purchases of other investments	(500)	—

Net cash used in investing activities	(9,506)	(7,559)
Cash flows from financing activities:
Principal payments on line of credits	(11,837)	(18,140)
Proceeds from lines of credit	3,847	3,125
Principal payments on pre-acquisition shareholder loan	(363)	—
Principal payments on long-term debt and capital lease obligations	(69)	(112)
Dividends to minority owners	(161)	(13)
Repurchases of stock	(10,115)	(5,044)
Proceeds from issuance of stock	12,288	273

Net cash used in financing activities	(6,410)	(19,911)

Effect of exchange rate changes on cash	25	(189)

Net increase (decrease) in cash and cash equivalents	35,834	(10,107)
Cash and cash equivalents at beginning of period	45,682	66,638

Cash and cash equivalents at end of period	$81,516	$56,531

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(Unaudited, $ in thousands, except per share data)

1.	Basis of Presentation

The accompanying consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three- and nine- months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform to current year presentation.

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

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. The Company has not recognized any related compensation expense in the consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant. If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income — as reported	$7,517	$5,369	$20,834	$12,995
Add: stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,428)	(1,306)	(3,979)	(4,441)

Net income — pro forma	$6,089	$4,063	$16,855	$8,554

Basic net income per share
As reported	$0.41	$0.31	$1.14	$0.75
Pro forma	$0.33	$0.23	$0.93	$0.49
Diluted net income per share
As reported	$0.39	$0.31	$1.09	$0.74
Pro forma	$0.31	$0.23	$0.88	$0.48

The weighted average fair value of each option granted for the third quarter of fiscal year 2004 and 2003 was $21.95 and $10.77, respectively. The weighted average fair value of each option granted for the first nine months of fiscal year 2004 and 2003 was $21.60 and $10.98, respectively.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(Unaudited, $ in thousands, except per share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Risk-free interest rate	3.3%	3.2%	3.7%	3.0%
Expected life	5.4 years	6.0 years	6.0 years	6.0 years
Expected volatility	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%

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

The summary includes adjustments for amortization of intangible assets, interest expense on any debt incurred to fund the acquisition, and the tax effect that would have been recorded had such acquisition occurred as of July 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

	Three Months Ended March 31, 2003
	Historical	Historical	Pro forma	Pro forma
	MICROS	Datavantage	Adjustments	Consolidated
Revenue	$98,889	$13,035		$111,924
Net Income	$5,369	$(934)	$433	$4,868
Net Income per common share
Basic	$0.31			$0.27
Diluted	$0.31			$0.27
Weighted average shares outstanding
Basic	17,351		719	18,070
Diluted	17,575		719	18,294

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(Unaudited, $ in thousands, except per share data)

	Nine Months Ended March 31, 2003
	Historical	Historical	Pro forma	Pro forma
	MICROS	Datavantage	Adjustments	Consolidated
Revenue	$283,688	$34,945		$318,633
Net Income	$12,995	$1,855	$(125)	$14,725
Net Income per common share
Basic	$0.75			$0.81
Diluted	$0.74			$0.80
Weighted average shares outstanding Basic	17,408		719	18,127
Diluted	17,663		719	18,382

4.	Inventories

The components of inventories are as follows:

	March 31,	June 30,
	2004	2003
Raw materials	$7,415	$8,368
Work-in-process	39	146
Finished goods	34,337	29,250

Total inventory	41,791	37,764
Reserve for obsolescence	(6,258)	(5,900)

Net inventory	$35,533	$31,864

5.	Recent accounting standards

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of its proposed standard on accounting for stock compensation amending FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The exposure draft would require all grants of employee stock options to be expensed based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 14, 2004. The Company is currently evaluating the impact of the proposed standard.

On December 17, 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answer” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” The adoption of SAB No. 104 had no impact on the Company’s consolidated financial statements.

6.	Net income per share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(Unaudited, $ in thousands, except per share data)

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$7,517	$5,369	$20,834	$12,995

Average common shares outstanding	18,385	17,351	18,199	17,408
Dilutive effect of outstanding stock options	1,054	224	988	255

Average common shares outstanding assuming dilution	19,439	17,575	19,187	17,663

Basic net income per share	$0.41	$0.31	$1.14	$0.75

Diluted net income per share	$0.39	$0.31	$1.09	$0.74

Anti-dilutive weighted shares excluded from reconciliation	546	2,220	781	2,142

7.	Segment reporting data

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

A summary of the Company’s operating segments is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues(1):
United States	$71,208	$53,462	$199,234	$157,015
International	65,740	61,604	191,949	168,262
Intersegment eliminations	(15,981)	(16,177)	(46,545)	(41,589)

Total revenues	$120,967	$98,889	$344,638	$283,688

Income before taxes, minority interests and equity in net earnings of affiliates(1):
United States	$7,617	$3,492	$17,485	$6,043
International	17,661	17,858	54,862	47,197
Intersegment eliminations	(12,363)	(12,276)	(36,541)	(31,049)

Total income before taxes, minority interests and equity in net earnings of affiliates	$12,915	$9,074	$35,806	$22,191

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(Unaudited, $ in thousands, except per share data)

	March 31,	June 30,
	2004	2003
Identifiable assets(2):
United States	$198,060	$186,748
International	208,830	183,267

Total identifiable assets	$406.890	$370,015

(1)	Amounts based on the location of the customer.

(2)	Amounts based on the location of the selling entity.

8.	Shareholders’ Equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. A summary of the cumulative number of whole shares purchased and retired through March 31, 2004, is as follows. Since the inception of the repurchase program, we have incurred approximately $29 in fees related to the program.

	Whole	Average
	Shares	Purchase Price	Principal
Total shares purchased as of June 30, 2003	377,841	$24.59	$9,291
Shares purchased from July 1 – March 31, 2004	262,040	$38.60	10,115

Total shares purchased as of March 31, 2004	639,881	$30.33	$19,406

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Third Quarter and Nine-Month Comparisons

MICROS recorded diluted net income of $0.39 per common share in the third quarter of fiscal year 2004, compared with diluted net income of $0.31 per common share in the third quarter of fiscal year 2003. For the nine-months ended March 31, 2004, diluted net income was $1.09 per common share compared with diluted net income of $0.74 per common share for the nine-months ended March 31, 2003. The quarter and year to date increases were mainly due to an overall increased sales volume partly due to improved market conditions and various roll out programs currently in progress. The quarter and year to date increase was also attributed, in part, to sales from Datavantage, acquired in May 2003. Datavantage accounted for diluted net income of $0.02 and $0.17 per common share for the three- and nine-months ended March 31, 2004, respectively.

Revenue increased $22.1 million to $121.0 million in the third quarter of fiscal year 2004 compared to $98.9 million in the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, revenue increased $61.0 million or 21.5% to $344.6 million. Of the increases, the U.S. reporting unit accounted for $17.0 million and $45.2 million while the international reporting unit accounted for $5.1 million and $15.8 million for the three- and nine-month period ended March 31, 2004, respectively. The increase in the U.S. was mainly due to increased sales volume from various roll out programs and sales from Datavantage.

An analysis of the sales mix by reporting segments is as follows (note: amounts are net of intersegment eliminations and based on location of the selling entity):

	U.S.		International		U.S.		International
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31,		March 31,		March 31,		March 31,
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003

Hardware	$23,192	$19,308	$12,619	$13,169	$67,478	$59,039	$36,579	$36,303
Software	12,866	8,987	8,643	7,523	33,404	23,339	24,869	22,641
Service	32,787	23,581	30,860	26,321	95,163	68,500	87,145	73,866

Total Revenue	$68,845	$51,876	$52,122	$47,013	$196,045	$150,878	$148,593	$132,810

An analysis of the corporate sales mix as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Hardware	29.6%	32.8%	30.2%	33.6%
Software	17.8%	16.7%	16.9%	16.2%
Service	52.6%	50.5%	52.9%	50.2%

Total	100.0%	100.0%	100.0%	100.0%

Hardware revenue increased primarily due to sales of the Workstation 4, which was released in the fourth quarter of fiscal year 2003. The increase in Workstation 4 was offset by a decrease in the sale of PC Workstations. The decrease in PC Workstations is due to the replacement with the newer and less expensive Workstation 4 as well as the near completion of a previous roll out program that utilized PC Workstations. Software revenue increased primarily as a result of various roll out programs currently in progress and the sale of Datavantage’s suite of software products. Service revenue increased mainly due to increased support revenues from the continued expansion of the MICROS customer base as well as the recurring support revenue of existing customers and the addition of professional services provided by Datavantage.

Datavantage’s hardware, software and service revenues for the third quarter were $1.2 million, $1.9 million and $6.0 million, respectively. Year to date revenues were $7.5 million, $7.4 million and $19.6 million, respectively.

Overall cost of sales, as a percentage of revenue, decreased to 48.6% for the third quarter of fiscal year 2004 from 52.1% in the prior year. For the first nine months of fiscal year 2004 and 2003, cost of sales, as a percentage of revenue, was 49.1% and 51.9%, respectively.

Cost of sales for hardware, as a percentage of related revenue, decreased to 66.2% in the third quarter of fiscal year 2004 compared to 71.8% for the same quarter a year earlier. For the first nine months of fiscal year 2004, hardware costs, as a percentage of related revenue, decreased to 69.4% from 71.8% in the prior year. The quarter and year to date decreases were primarily due to the increase in overall sales volume, especially of the Workstation 4, which generates improved margins.

Software costs, as a percentage of related revenue, decreased to 25.4% in the third quarter of fiscal year 2004 compared to 26.6% for the same quarter a year earlier. For the first nine months of fiscal year 2004, software costs decreased slightly to 24.6% from 24.7% in the prior year. The quarter and year to date decreases were mainly attributed to the increase in software sales volume compared to the fixed costs of software amortization.

Service costs as a percentage of related revenue decreased to 46.6% in the third quarter of fiscal year 2004 compared to 47.7% for the same quarter a year earlier. For the first nine months of fiscal year 2004, service costs, as a percentage of related revenue, decreased to 45.4% from 47.4% a year earlier. The quarter and year to date decreases were attributed to the continued expansion and increase of recurring support revenue as well as Datavantage’s high margins in their service products.

Selling, general and administrative expenses increased by $8.7 million or 27.7% in the third quarter of fiscal year 2004 compared to the same period last year. On a year to date basis, selling, general and administrative expenses increased by $20.3 million or 21.7%. The quarter and year to date increases were mainly due to the increase in salaries and related expenses and related foreign exchange increases. The quarter to date increase was also attributed to one-time charges such as moving costs for Datavantage, closing cost of a district office and accounting costs related to the implementation of Sarbanes-Oxley section 404. Of the increases, Datavantage contributed $4.4 million and $11.6 million for the three- and nine-month period ended March 31, 2004, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 33.4% in the third quarter of fiscal year 2004 compared to 32.0% in the prior year. On a year to date basis, selling, general and administrative expenses remained constant at 33.1% of total revenue for both fiscal year 2004 and 2003.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In the third quarter of fiscal year 2004, R&D expenses increased $2.4 million, or 56.0%, compared to the same period last year. On a year to date basis, R&D expenses increased $6.6 million, or 49.2%, compared to the same period last year. As a percentage of total revenue, R&D expenses increased to 5.5% in third quarter of fiscal year 2004 compared to 4.3% in the third quarter of fiscal year 2003. On a year to date basis, R&D expenses was 5.8% and 4.7% of revenue for fiscal year 2004 and 2003, respectively. The increase was mainly due to Datavantage and the continued work on new development projects. Datavantage contributed $1.2 million of the quarterly increase and $4.1 million of the year to date increase. A comparative summary of R&D activities is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
R&D Expense	$6,623	$4,245	$19,957	$13,380
Capitalized Software Development Costs	1,295	1,207	3,617	3,035

Total	$7,918	$5,452	$23,574	$16,415

Depreciation and amortization expense increased by $0.3 million or 16.8% in third quarter of fiscal year 2004 compared to the same period last year. On a year to date basis, depreciation and amortization increased by $0.9 million or 14.7% compared to the same period last year. The quarter and year to date increases were mainly due to Datavantage.

Income from operations for the third quarter of fiscal year 2004 was $12.8 million, or 10.6% of total revenue, compared to $9.5 million, or 9.6% of revenue, in the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, income from operations was $34.2 million, or 9.9% of total revenue, compared to $23.1 million, or 8.1% of revenue in the same period of the prior year. The quarter and year to date increases were mainly due to an overall increased sales volume partly due to improved market conditions and various roll out programs currently in progress. In addition, the year to date increase was partly attributed to the subsidiary acquired in May 2003, Datavantage. Datavantage’s contribution to the year to date income from operations was $5.6 million, or 16.4%.

Non-operating income increased $0.6 million to $0.1 million in the third quarter of fiscal year 2004. On a year to date basis, non-operating income increased $2.4 million to $1.6 million. The quarter increase was due to an increase in interest income and in the prior year, there was a loss on the disposal of assets. The year to date increase was mainly due to a legal settlement MICROS received in the net amount of approximately $1.2 million that occurred in the second quarter of fiscal year 2004.

Income before taxes increased $3.8 million to $12.9 million in the third quarter of fiscal year 2004. On a year to date basis, income before taxes increased $13.6 million to $35.8 million.

The effective tax rate for the third quarter and year to date of fiscal year 2004 and 2003 was 40.5% and 40.0%, respectively.

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

At March 31, 2004, the net book value of Intangible Assets Other than Goodwill was approximately $6.9 million. The Company did not recognize any impairment loss during the three- and nine- months ended March 31, 2004.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” requires the cessation of amortization for goodwill and indefinite-lived intangible assets. It also requires goodwill to be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). The Company performs the impairment analysis on an annual basis during the first quarter of its fiscal year. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to the various reporting units to which the acquired goodwill relates; (2) estimates the fair value of those reporting units to which goodwill relates; and (3) determines the carrying value (book value) of those reporting units. If the estimated fair value is less than the carrying value for a reporting unit, the fair value of all identifiable assets and liabilities of the reporting unit must be estimated in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed, is the amount of goodwill impairment determined. The Company estimated the fair value of its U.S. and international reporting units using the discounted cash flow method.

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

The Company completed the first step of its annual impairment analysis in the first quarter of fiscal year 2004. As the estimated fair value of the U.S. and international reporting units exceed the carrying values, the Company concluded there was no impairment of goodwill. As of March 31, 2004, the net book value of goodwill for the U.S. and international reporting unit was $55.6 million and $10.8 million, respectively.

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

Liquidity and Capital Resources

On July 17, 2003, the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders have a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges stock to the Lenders in certain subsidiaries. Interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the Federal Funds Rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require the Company to satisfy certain financial covenants and limits the Company’s ability to assume additional debt and pay cash dividends. The Lenders under the Credit Agreements have not alleged any breaches thereunder by MICROS. Additionally, the Credit Agreements impose upon the Company certain commitment fees on the unused portion of the line of credit.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the March 31, 2004 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of March 31, 2004, the total outstanding balance on the lines of credit is $2.5 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.6 million at the March 31, 2004 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the March 31, 2004 exchange rate), and JPY (Japanese Yen) 90.0 million (approximately $0.9 million at the March 31, 2004 exchange rate). As of March 31, 2004, the Company has approximately $63.7 million available to borrow. The line of credit balance decreased from $10.2 million at June 30, 2003 to $2.5 million at March 31, 2004 due to the Company’s positive cash flow.

Net cash provided by operating activities for the first nine months of fiscal year 2004 was $51.7 million versus $17.6 million for the first nine months of fiscal year 2003. The Company used $9.5 million for investing activities, including $9.0 million for the purchase of property, plant, and equipment and internally developed software and $0.5 million for the purchase of long-term investments. The Company used $6.4 million for financing activities, consisting primarily of net payments on the line of credit of $8.0 million, proceeds from the issuance of stock of $12.3 million offset by $10.1 million in the repurchase of the Company’s stock. All cash is being retained for the operation and expansion of the business and the repurchase of the Company’s stock.

The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the next 12 months. The Company anticipates that its property, plant and equipment expenditures for fiscal year 2004 will be approximately $1.5 million higher than in fiscal year 2003.

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

Summary

In light of current market conditions, and world political and economic uncertainty, it is difficult to determine whether the Company can continue to enjoy revenue and profitability growth in the near or mid term. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved. In addition, due to the competitive nature of the market, the Company experiences gross margin pressure on its products and service offerings, and the Company believes that, given some of the current economic uncertainties, there is a risk that product and service margins may decline in the future. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future potential declines in the Company’s overall gross margin.

Moreover, MICROS’s financial results in any single quarter are dependent upon the timing and size of customer orders and the shipment of products for larger orders. Large software orders from customers may account for more than an insignificant portion of earnings in any quarter. The customers with whom MICROS does the largest amount of business are expected to vary from year to year as a result of the timing for the roll-out of each customer’s system. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters.

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

Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates or projections. Some of the additional risks and uncertainties are: political and world instability created by the unsettled Iraq matter and the threat of subsequent terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; risks and uncertainties associated with the Company’s acquisition of Datavantage in May 2003; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and managing expenses, including those over which the Company exercises little or no control, such as health care costs. These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2003.

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

The evaluation of MICROS’s Disclosure Controls and Procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures. In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees from the four worldwide regional headquarters (North America, Latin America, Europe/Africa/Middle East, and Asia Pacific) to produce such information. Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose such information. Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the corporate finance operation. These forms and documents are designed to elicit pertinent financial and non-financial information from the operations on a worldwide basis.

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
For the Quarter Ended March 31, 2004

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Issuer Purchases of Equity Securities(1)

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Purchase	Announced Plans	Under the Plans or
	Purchased	Price	or Programs	Programs
January 1 – 31, 2004	0	N/A	0	435,649
February 1 – 29, 2004	0	N/A	0	435,649
March 1 – 31, 2004	75,530	$43.39	75,530	360,119

Total	75,530	$43.39	75,530	360,119

(1) In fiscal year 2002, the Board of Directors of the Company authorized the purchase of up to one million shares of the Company’s common stock. As of March 31, 2004, the Company has purchased 639,881 shares in the open market.

Items 3 (Defaults Upon Senior Securities), 4 (Submission of Matters to a Vote of Security Holders) and 5 (Other Information)

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

MICROS SYSTEMS, INC.
(Registrant)

May 13, 2004	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

May 13, 2004	/s/	Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller