Form 10-K
period 2004-06-30
MICROS SYSTEMS INC
filed 2004-09-13
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________to__________

Commission File Number 0-9993

MICROS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1101488

State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

7031 Columbia Gateway Drive
Columbia, Maryland	21046-2289

(Address of principal executive offices)	(Zip Code)

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

YES ☑ NO ☐

     At the close of business on August 31, 2004, there were issued and outstanding 18,378,962 shares of Registrant’s Common Stock at $.025 par value. At such time the aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $855,356,891.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders, currently scheduled to be held on November 19, 2004, and to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

INTRODUCTION

     MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis). MICROS is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, supermarkets, hardware, jewelry, and other specialty items.

     MICROS’s enterprise solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) specialty retail information systems. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel, restaurant, and retail information systems. The hotel information systems consist of software encompassing property management systems (“PMS”), sales and catering systems (“S&C”), central reservation systems (“CRS”), and customer information systems (“CIS”). The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications. The specialty retail systems consist of software encompassing POS, loss prevention, business analytics, and enterprise applications.

     The Company’s PMS applications are installed worldwide in leading hotel chains such as Marriott International, InterContinental Hotels Group, Best Western, Fairmont Hotels, Radisson, Hilton International, Hyatt International, Wyndham, Starwood, Four Seasons, Accor, Concorde, Thistle, Federal, Kempinski, Mandarin Oriental, Mövenpick, Peninsula, Ramada Europe, Shangri-La International, Dusit Hotels, Swissôtel and Steigenberger. Worldwide, there are currently approximately 13,300 MICROS PMS installations.

     The MICROS CRS is installed in numerous hotel chains such as Four Seasons, Best Western, Shangri-La, Wyndham, Concorde, Equatorial (Malaysia), West Coast Hotels, MacDonalds (United Kingdom), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle (UK), Tourast (Australia), and Vagabond Inns.

     The MICROS CIS is installed in numerous hotel chains such as Four Seasons, Wyndham, Concorde, Equatorial, First, Scandic (Sweden), Peninsula, Hilton International, Rydges, Shangri-La, Sokos, Sorat (Germany), Starhotels, Sun International, Tourast, Taj (India), Oberoi, and Pan Pacific.

     MICROS’s restaurant POS systems are installed worldwide. Major table service restaurant chain customers include T.G.I. Friday’s, Cracker Barrel, Metromedia Restaurant Group, Brinker International, International House of Pancakes, Bertucci’s, Perkins, Friendly’s, La Madeleine, El Torito, Eat ‘N Park, HMS Host, Mitchells and Butlers (U.K.), Hooters, Marie Callender’s, Ruby Tuesday’s, Hard Rock Café, Rainforest Cafe, VIPS (Spain), Corporacion Mexicana de Restaurantes (Mexico), and Whitbread PLC (United Kingdom). Major quick service chain restaurant (“QSR”) customers include numerous franchisees of Burger King, Subway, Arby’s, El Pollo Loco, El Pollo Campero (Guatemala), various franchisees of Yum! Brands (Pizza Hut, KFC International, and Taco Bell), Atlanta Bread,

Baja Fresh, Grandy’s, Red Rooster (Australia), Panera Bread, Popeye’s, Krispy Kreme, Ben & Jerry’s, Starbucks (mainly international sites), and Wendy’s. Most of MICROS’s QSR installations are with franchisees.

     MICROS’s restaurant POS systems are also installed in hotel restaurants in chains such as Marriott International, Hilton International, Starwood, Hyatt, InterContinental Hotels, Hilton, Omni, Wyndham, Radisson, Kempinski, Swissôtel, Mandarin Oriental, Fairmont, and Four Seasons. Additional significant markets for the Company’s POS systems include complex foodservice environments such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. Users include Aramark, Anton’s, Compass, Delaware North, HMS Host, and various government entities. The Company has installed large POS systems in the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, MGM Grand Hotel Casino and Theme Park, Mirage Casino, Bellagio and The Venetian (the latter five casinos are located in Las Vegas, Nevada). MICROS supplies and services POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard, CBORD Group, and Diebold.

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

     MICROS’s specialty retail solutions are provided through its wholly owned subsidiary, Datavantage Corporation, a privately held software application developer and system integrator specializing in the specialty and apparel retail market, which was acquired on May 1, 2003. Datavantage has over 190 retail company customers. Its customers include Abercrombie & Fitch, Armani, Barney’s New York, Hugo Boss (Germany), Jos. A Banks Clothiers, Books-A-Million, Limited Too, Michael’s Arts and Crafts, Polo Ralph Lauren, Roots Canada Ltd. (Canada), Steve Madden Retail and Shaw’s Markets.

     “MICROS”, “Fidelio”, “DatavatageCorp”, “Go 2 Team”, “In Store Plus”, “Ovation”, “Opera”, “Store 21”, “Tradewind” and “Patient Select”, are trademarks or service marks of MICROS or its subsidiaries. This Annual Report on Form 10-K (this “Annual Report”) also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

PRODUCTS AND SERVICES

Hotel Information Systems

     For the hotel marketplace, MICROS develops, markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems, sales and catering systems, central reservation systems, customer information systems, revenue management systems (“RMS”), an Internet/Global Distribution System based hotel reservation service called myfidelio.net, and installation and support services associated with the various product sets. The PMS software provides for check-in and check out, reservations, guest accounting, travel agent accounting, engineering management, and interfaces to central reservation and global distribution systems. The S&C software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The CRS software allows hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. The software systems run on PCs. MICROS also offers an Internet based hotel reservation service via its myfidelio.net service. This service enables corporations, tourist representation services, and consumers to create room reservations directly with designated hotels. This service also allows those hotel properties without internal reservation capabilities to outsource to MICROS the maintenance of their connectivity to the global distribution systems, such as Sabre, Galileo, Amadeus and WorldSpan, and the internet-based alternative distribution system.

     MICROS’s hotel systems run on industry standard Intel®-based PCs. MICROS markets a range of property management systems geared to hotels of varying sizes and operational needs. For larger hotels, MICROS markets a comprehensive suite of hotel software products under the Opera brand name. Opera includes modules for property management, central reservations, customer information systems, sales and catering, revenue management, data mining, financials, golf reservations, spa management, and quality management. The first modules of Opera were released in June 2001. Several additional modules have since been released to the market, with Opera Reservation System being the most recent application, having been released in March 2003. Development of Opera continues with significant enhancements to all of its modules.

     Opera is designed to run on PCs and large PC based servers. All the products are designed to share a common Oracle® database. Opera operates under these three operating systems: Microsoft Windows® (NT, 2000 and XP), IBM AIX®, and Sun Solaris®.

     The Opera software suite is deemed an important product line for MICROS’s continued growth in the hotel information systems market. Over 30 hotel chains have adopted Opera and are in the midst of multi-year rollouts. As of June 30, 2004, over 1,500 hotel sites have installed Opera PMS. MICROS also has released a version of Opera property management system called Opera Xpress. This product allows smaller properties to deploy the Opera PMS at a lower price with a limited number of product features.

     MICROS also continues to market suites of hotel software products under the Fidelio Version 7.0 brand names. Fidelio Version 7.0 utilizes the Microsoft Windows® graphical user interface and runs on an Oracle® database. There are over 3,900 hotels using Version 7.0.

     For smaller hotels and bed and breakfast establishments, MICROS markets a product called Fidelio Xpress. This product operates on the Windows® 2000 operating system and runs on a Sybase SQL database. It uses an innovative touch screen display user interface. The product incorporates a limited sales and catering capability and has Internet reservations capability. It is installed in over 850 sites in over 20 countries. MICROS also markets a suite of hotel products via its Hospitality Solutions International division in Phoenix, Arizona with over 450 sites installed.

     MICROS has also introduced a PMS product designed specifically for the European resort markets called Fidelio Version 8. This product contains certain Internet based features and utilizes the Windows® operating system with an Oracle® database. The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. Fidelio Version 8 was released in January 2004 and is installed in over 200 hotels sites as of June 30, 2004.

     MICROS markets a specialized version of its PMS product to the cruise industry via its Fidelio Cruise subsidiary. The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management. Fidelio Cruise has installed over 145 cruise ships. Customers include Carnival Cruise Lines, Cunard Line, Radisson Seven Seas, Princess Cruises, P. & O. Cruises, Holland America Line, Royal Caribbean International, Norwegian Cruise Lines and the U.S. Navy.

     Additionally, MICROS has entered into an alliance with Systems Union Group Plc, headquartered in London. This alliance involves the joint product development and marketing of application software based on Systems Union’s back office accounting applications. This alliance enables MICROS to offer a hotel customer a complete suite of integrated software solutions that addresses operational needs and provides back office accounting and reporting. As part of this alliance, MICROS serves as a preferred reseller of Systems Union’s software and business solutions to the hospitality industry.

Restaurant Information Systems

     MICROS’s restaurant systems include a full-featured point of sale application, offering transaction control, restaurant operations, accounting data, interfaces to other systems, communications, and hardware and support services. Most of the products are designed to operate on Intel® based personal computers with the order entry terminals being either industry standard PCs or proprietary terminals, including two types of proprietary intelligent terminals developed and designed by MICROS.

     The Company’s restaurant POS systems are the 9700 Hospitality Management System (“HMS”), the 3700 POS system, HSI POS, Indatec, and the e7 Series. These systems provide transaction control for table service, quick service and large entertainment venues.

     MICROS offers POS hardware terminals for entry of restaurant orders. The terminals can either be Intel® chip-based personal computers with additional functionality added for operating within foodservice environments or proprietary intelligent terminals. MICROS’s main PC based terminal workstations are the Eclipse and Workstation 4. The Eclipse was released in June 2001 and continues to be enhanced with faster chips and memory. It is a specialized point-of-sale computer designed to withstand the rigors of a restaurant environment. Sanmina-SCI Corporation (“SSCI”) manufactures the MICROS Eclipse PCWS. It is a color touchscreen based system that offers both passive and active matrix display options. MICROS resells various hardware products such as personal computers, printers, network cards, and other related computer equipment. MICROS signed an agreement with Hewlett Packard Corporation in fiscal year 2000 in which Hewlett Packard was designated as a non-exclusive preferred provider of personal computers, printers, and networking equipment on a global basis. Sales under this relationship began in fiscal year 2001.

     MICROS released a new POS terminal in fiscal year 2003, called Workstation 4. This product is a thin-client point-of-sale terminal, utilizing Microsoft’s Windows® CE operating system, with standalone resiliency. This capability means that even if the system server shuts down, the POS terminal can continue to function and store data until the server is operational. MICROS’s Workstation 4 is manufactured by GES Singapore Pte Ltd. in Singapore. MICROS also markets a PC-based POS terminal called the Elite in its Asia/Pacific region. Partner Tech, Inc., manufactures this product for MICROS in Taiwan. GES is also manufacturing for MICROS a new product named the Keyboard Workstation. This new product allows for orders to be entered into the MICROS 9700 HMS via a low cost but durable workstation with a keyboard interface versus a more costly touchscreen.

     The 9700 HMS, released in fiscal year 2001, and since upgraded to add new features and functionality in subsequent releases, is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants. The 9700 HMS product has an open systems architecture running on Microsoft’s Windows® 2000 operating system. The 9700 succeeded an earlier product called the MICROS 8700 HMS. The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can run multiple distant restaurants. A new version will be released in fiscal year 2005 that will allow the 9700 HMS to be deployed with an Oracle database in addition to the current proprietary database.

     The 3700 POS, released in fiscal year 1997, is designed for table service restaurants. It has an open systems architecture utilizing Microsoft’s Windows® 2000 operating system, and either Microsoft’s SQL or Sybase’s relational databases, and runs on industry standard Intel®-based PCs. It utilizes a touchscreen, with the Microsoft Windows® based graphical user interface.

     MICROS introduced the Restaurant Enterprise Series (“RES”) software suite, now called “RES 3000”, in fiscal year 1999. RES is a software suite of products that includes point-of-sale transaction control, restaurant operations (labor scheduling, time and attendance and financial management), data analysis, and communications. The POS software comprises the front-end application for the 3700 system. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, financial management, gift cards and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation’s headquarters) for data collection and analysis. Additionally, changes such as pricing and menus can be made at a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS’s strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.

     MICROS has developed and released in July 2004 a new POS system called the e7 Series. This product is designed for small restaurants and runs on the MICROS User Workstation 4 POS platform with a Microsoft Windows® CE Operating system. It is designed as the successor product for the MICROS 2700 HMS. The MICROS 2700 HMS was released in fiscal year 1989 and was marketed through fiscal year 2004. This product was highly successful with approximately 95,000 terminals installed in the product’s fifteen-year life.

     In addition, MICROS developed and introduced an Internet based portal product called “mymicros.net” in fiscal year 2002. Mymicros.net posts store transaction POS detail to a centralized data warehouse in near real time. This product allows the customer to view reports and charts for a single store, a group, or the entire enterprise from any location that has an Internet connection. The mymicros.net software product can either be purchased via a license to use or by an annual or multi-year subscription contract. In fiscal year 2003, MICROS created a data center in its Columbia, Maryland headquarters to host the mymicros.net software for customers.

     MICROS markets the HSI POS product primarily to table service customers in North America via a direct sales force. The product contains a wide array of point of sales features. A portal called “myhsi.net” was introduced in fiscal year 2003. The product’s functionality is similar to the mymicros.net portal and is designed for the HSI POS product. HSI is currently developing a new POS product called iPOS, which is a modified and enhanced version of the Internet-based point of sale product previously developed by MICROS and an outside development entity. The product will be released in fiscal year 2005. It can be deployed either on site in a client-server configuration or via a web-based configuration.

     The Indatec POS product is marketed in Europe to smaller table service restaurants and small hotels with restaurants that do not require the higher-level functionality of MICROS POS products. These smaller restaurants require a lower cost product in terms of purchase and installation expense, a market niche that the Indatec product is designed to serve.

     The Company’s design architecture allows existing users of many MICROS POS products to access new technologies and applications in conjunction with their existing MICROS POS system. In addition, many MICROS products interface with various back office accounting and property management systems, including the Company’s hotel PMS products.

Retail Information Systems.

     Through its Datavantage subsidiary, MICROS markets store software automation systems and business intelligence applications. The store systems are called Store21 Store Management System (“Store 21”) and Tradewind Store Management System (“Tradewind”). Store21 is designed for smaller retail operations, while Tradewind is targeted at larger heavy transaction oriented retail stores. The Proact Home Office Business Intelligence Suite (“Proact”) includes loss prevention, customer relationship management, gift cards and audit control. The products operate on Microsoft’s Windows® NT and 2000 operating systems and utilize Sybase® as the database.

     Datavantage is developing a next generation POS system for release in fiscal year 2005. This product runs on the Sun Microsystems Java operating system and incorporates the latest available programming features.

     All of Datavantage’s software systems run on industry standard PCs and specially designed PC-based POS terminals manufactured by IBM and NCR. MICROS is working with Datavantage to develop a version of the Eclipse PCWS to offer to customers as an alternative POS terminal option.

Summary of Product Solutions (Software and Hardware):

Restaurant Products	Software Solutions	Hardware Solutions
	9700 HMS	Eclipse PC Workstation Terminal
	3700 POS	User Workstation 4 Terminal
	Restaurant Enterprise Series 3000	Elite PC Workstation Terminal
	HSI Profit Series POS	Keyboard Workstation Terminal
Indatec POS
mymicros.net
myhsi.net
iPOS
e7 POS (launched in July 2004)
iCare Gift Cards

Hotel Products	Software Solutions
Fidelio Property Management Systems (multiple versions)
Fidelio Xpress PMS
Opera Property Management System
Opera Xpress Property Management System
Central Reservation Systems
Customer Information Systems
Web Booking Suite Software
Sales and Catering
MICROS-Fidelio Financials
Quality Management Systems
Spa/GolfBookings
HSI Suite of Hotel Solutions
myfidelio.net
Fidelio Cruise Software
Yield Management Software
Materials Management
Data Mining and Reporting Software

Retail Products	Software Solutions
Store21 Store Management System
Tradewind Store Management System
Proact Home Office Business Intelligence Suite
Gift Cards Software

Services

     MICROS provides a wide range of service products and support services to its customers. Products include spare parts, media supplies (ribbons, paper, printer cartridges, etc.), network products, printers, active power-line conditioners and uninterruptible power supplies. MICROS offers these supplies through its direct sales offices and through an operation called POS Depot (North America only). Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, help desk, systems configuration, network support and consulting. MICROS offers software hosting capabilities, which allows customers to utilize the software without investing in hardware and a network.

     MICROS provides field hardware and software maintenance via a combination of its direct and indirect (authorized U.S. dealers and international distributors) channels. The field hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems. Depot field maintenance is also provided. MICROS may contract with various PC manufacturers to provide either first or second line support for PC servers for both hotel and restaurant customers. Maintenance contracts are an important and growing part of MICROS’s revenue.

     MICROS operates a help desk seven days a week, 24 hours per day (7/24) in its Columbia, Maryland headquarters. This central support operation receives support calls from customers and addresses them telephonically, on-line or, where appropriate, dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether it be a MICROS subsidiary or distributor. MICROS maintains regional support call centers in Neuss, Germany, Galway, Ireland, Buenos Aires, Argentina and Sydney, Australia. MICROS’s corporate customer service provides back-up support for its regional centers. Customer support for myfidelio.net is centered in Hamburg, Germany, the site of the subsidiary’s product development operations. MICROS’s HSI division maintains a 7/24 call center in Scottsdale, Arizona to support its hotel and restaurant products. Datavantage supports its retail customers from its 7/24 help desk in its headquarters facility located in Cleveland, Ohio.

     In fiscal year 2002, MICROS opened a customer support call center in Galway, Ireland. This center became operational in fiscal year 2003 and serves as the software support call center for many MICROS POS and hotel software installations in most European nations. MICROS also plans to provide support from Galway for its European Datavantage sites. MICROS is also in the process of installing a data center in Galway to act as a hosting center for European customers deploying MICROS web based applications, as well as acting as a backup site for MICROS’s data center in its Columbia, Maryland headquarters.

     MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue, which comprises programming, installation, training, in-field support and help-desk maintenance, constituted approximately 52.0% ($253.3 million) of MICROS’s total revenues in fiscal year 2004, 49.6% ($201.2 million) in fiscal year 2003 and 48.6% ($181.2 million) in fiscal year 2002.

     An important component of MICROS’s service offerings are maintenance service contracts that include field and depot hardware maintenance and software support. Most service maintenance contracts are annual contracts that automatically renew for a one-year renewal term unless either party tenders timely notice of non-renewal. Revenue for service maintenance contracts were $140.3 million for fiscal year 2004, $113.3 million for fiscal year 2003 and $99.5 million for fiscal year 2002. Service maintenance contract revenue was included in the service revenue for the Company.

SALES, MARKETING AND DISTRIBUTION

     The Company considers its direct and indirect global distribution network to be a major strength and competitive advantage. This network has been built over the past 27 years. The Company (including its various subsidiaries), its U.S. based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company’s existing customer base with enhanced products and services.

     The Company’s hotel and restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of the Company’s sales distribution network consisting of approximately 50 wholly or majority owned subsidiaries and sales offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 64 domestic dealers and 47 international distributors.

     MICROS’s Datavantage subsidiary markets its product largely through a direct sales force to a North American customer base. In fiscal year 2004, Datavantage launched its international expansion plans by hiring selected sales and support personnel in several countries.

     Foreign sales, including export sales from the United States, accounted for approximately 45.2% ($220.4 million) of the Company’s total revenue in fiscal year 2004, 47.3% ($192.0 million) in fiscal year 2003, and 47.2% ($175.9 million) in fiscal 2002.

RESEARCH AND DEVELOPMENT

     The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as those from its competitors, have offered an increasingly wider range of features and capabilities.

     The Company conducts its core restaurant POS product software and hardware development at its Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs, MICROS also conducts POS software development in regional offices located in Scottsdale, Arizona, Sydney, Australia, Hamburg, Neuss and Bernau am Chiemsee, Germany, and Singapore. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties, and the Company has acquired and may in the future acquire ownership or licensing rights to such products and designs.

     MICROS outsources the manufacturing of its POS terminals mainly to Sanmina-SCI and GES Electronics. Both companies provide hardware design services and manufacturing services to MICROS. These outsourcing relationships allow the Company to utilize each company’s respective design capabilities and efficient manufacturing facilities to produce a series of MICROS branded POS terminals. MICROS uses its internal design capabilities to help each contract manufacturer in designing industry specific POS terminals and peripherals. See also Manufacturing in Part I of this Form 10-K.

     The Company’s hotel PMS, S&C, CRS, and CIS development is primarily conducted in Naples, Florida. Additional development is conducted in Hamburg, Germany on the Fidelio Version 8.0 suite of hotel products and in Columbia, Maryland, for the Yield Management Software products. MICROS maintains close relationships with major software operating and database companies such as Oracle, Novell, Sybase, and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS’s international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.

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

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D activities for the past three fiscal years is as follows (in thousands):

	2004	2003	2002
Total R&D	$32,387	$23,329	$22,355
R&D capitalization	(5,178)	(4,581)	(3,035)

Total R&D expenses	$27,209	$18,748	$19,320

     The fiscal year 2004 increase in total R&D expenses arose primarily in connection with the R&D activities conducted at Datavantage.

COMPETITION

     The Company believes that its competitive strengths include its established global distribution and service network, its ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and its corporate focus on providing specialized information systems solutions.

     The markets in which the Company operates are highly competitive. MICROS competes on various bases, including product functionality, service capabilities, price and geography. There are at least 40 competitors worldwide that offer some form of sophisticated restaurant POS system, over 100 hotel systems competitors and over 50 retail systems competitors. Competitors in the restaurant POS marketplace include full service providers such as Infogenesis, NCR, Par Technology, Panasonic, POSitouch, Progressive, Radiant Systems, Sharp, Squirrel, Vectron AG, and hardware providers such as Dell, IBM, NCR, and Wincor-Nixdorf. There are also numerous companies that license their POS-oriented software with PC-based systems in regional markets around the world.

     Many of the over 100 competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Agilysys, MAI Systems, Multi-Systems, Newmarket, Optims, Pegasus, Ramesys, Springer-Miller, Visual One, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, MICROS generally faces smaller, regionally oriented competitors.

     The specialty retail market in which MICROS’s subsidiary Datavantage operates within is highly competitive. Competitors include CRS Retail Systems, JDA Software, NSB, Retek, Trax Software and, Triversity among many others. Internationally, Datavantage generally competes with smaller, regionally oriented competitors.

     The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors such as Pegasus and Springer-Miller, and specialized central reservation providers such as Optims, Pegasus, VIP International Corp., and WizCom International/Trust International (subsidiaries of Cendant Corporation). The market for central reservation systems is highly competitive.

     MICROS believes that the CIS market has various competitors. Those that offer such a product are generally smaller companies targeting specialized segments of the market. However, most of the systems in place today are customized solutions developed by specific chains for their own use. These customized systems are thus not marketed to other hotel chains.

MANUFACTURING

     The Company’s manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. MICROS maintains relationships with several companies for the manufacturing of POS terminals. Pursuant to a contract with MICROS, SSCI manufactures MICROS’s Eclipse terminals, and certain communication boards. The Company entered into this non-exclusive agreement to lower its manufacturing costs, expand the availability of terminals, and improve product quality. MICROS’s latest POS terminal, the Workstation 4, was developed in conjunction with, and is manufactured by GES Singapore Pte Ltd, located in Singapore. MICROS’s Elite PC based POS terminal is manufactured by Partner Tech, Inc. in Taiwan. This product is offered for sale in Asia by MICROS’s Asia/Pacific regional offices.

     MICROS’s Indatec operation manufactures its POS systems in a facility in Bernau am Chiemsee, Germany, and contracts with a third party manufacturer in Germany for additional production capacity.

     MICROS retains a limited manufacturing and repair capability of certain products in its distribution facility in Hanover, Maryland.

     MICROS maintains a good relationship with SSCI under the manufacturing agreement. In October 2003, MICROS concluded an amicable legal settlement with SSCI in connection with alleged breaches by an SSCI subsidiary under a 1999 development agreement. As part of the settlement, SSCI made a cash payment to MICROS.

     Additionally, MICROS’ maintains a good relationship with GES Singapore Pte Ltd. While not replacing the relationship with SSCI, this arrangement does provide MICROS with certain additional manufacturing capabilities.

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

EMPLOYEES

     As of July 31, 2004, the Company had approximately 2,892 full-time employees. Approximately 1,639, or 57%, of these employees are based in North America (United States and Canada), with approximately 725, or 44%, of the

US-based employees located in the Company’s Columbia, Maryland headquarter building and Hanover, Maryland distribution center. The balance of this group is employed principally at the Company’s regional district offices, divisional office located in Scottsdale, Arizona, its Datavantage subsidiary in Cleveland and Boston, and its hotel product development group in Naples, Florida. Approximately 821, or 28%, of the Company’s employees are employed in the Europe/Africa/Middle East region, 339 employees, or 12%, are employed in the Asia/Pacific region, and 93 employees, or 3%, are employed in the Latin America region. On an aggregate basis, the Company had approximately 1,773 employees in sales/marketing, 533 employees in customer support services, 157 employees in administration and finance, 322 employees in product development, and 107 employees in operations. The Company is not a party to any collective bargaining agreements. None of the Company’s employees are represented by a labor union, except in France, Germany, Mexico and Spain, as mandated by law. MICROS uses certain suppliers whose employees may be represented by labor unions. MICROS believes it maintains good relations with its employees.

FOREIGN SALES AND FOREIGN MARKET RISK

     The Company recorded foreign sales, including exports from the United States, of approximately $220.4 million during fiscal year 2004 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada. Comparable sales in fiscal years 2003 and 2002 were $192.0 million and $175.9 million , respectively. See Note 15 of Notes to Consolidated Financial Statements for additional geographic data.

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

     Further, the Company is subject to political risk, due in part to the Middle East instability and worldwide threat of terrorism, especially in developing countries with uncertain or unstable political structures or regimes. Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.

     Finally, the Company’s committed line of credit bears interest at a floating rate of interest. The Company does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.

PATENTS

     The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company’s hardware products is largely licensed or purchased from third parties. With respect to the Company’s software products, it relies on nondisclosure agreements, and an array of U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most other countries, it is believed that both statutory and common law provides the Company with a certain level of protection. Notwithstanding the above, there is a risk that third party entities, including competitors, could attempt to misappropriate the Company’s intellectual property. Given this potential risk, the Company has implemented certain procedures to monitor misappropriation of its intellectual property. Once a misappropriation has been detected, the Company will pursue appropriate legal action.

FLUCTUATIONS AND CUSTOMERS

     The Company’s quarterly operating results have varied in the past and may vary in the future depending upon such factors as the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Political uncertainty and world turmoil, created by unpredictable factors such as terrorist attacks and the volatile and unpredictable political climate in the Middle East, will continue to adversely impact travel and tourism and therefore the Company’s quarterly operating results. Moreover, the Company has experienced increased seasonality of its business, given the significant volume of international sales. In particular, with the European summer holidays, the Company generally experiences lower sales volume in the first fiscal quarter relative to other quarters. The Company also experiences a stronger than average sales volume in the second fiscal quarter due to the holiday season for the retail products and services. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS’s third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Nonetheless, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.

     No single customer accounts for 10% or more of the Company’s consolidated revenues, nor is any material portion of the Company’s business subject to renegotiation of profits at the election of the U.S. Federal Government. In fiscal years 2004, and 2003, the Company was party, directly and indirectly, to certain contracts with the U.S. Federal Government, which such contracts contained standard termination for convenience clauses. The Company does not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under termination for convenience clause.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

BACKLOG

     The Company generally has a backlog of approximately two months’ revenue, substantially all of which is cancelable at any time before shipment. As of June 30, 2004, 2003, and 2002, the backlog totaled approximately $78.1 million, $65.5 million and $67.2 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     In light of current market conditions, there remains uncertainty as to whether the Company can enjoy revenue or profitability growth in the next year. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved. In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company does not expect any material product and service margin improvement. There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.

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

     Certain statements contained herein not based on historic facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Examples of such forward-looking statements include the statements in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” that the Company’s sources of cash are sufficient to provide the working capital needs of the Company for the next 12 months and that fiscal 2005 property, plant and equipment expenditures will be approximately $2.0 million higher than in fiscal 2004.

     Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward-looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company’s press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:

— Weakness in the hospitality and tourism industries as a result of the ever-present threat of terrorist attacks and the uncertain political situation in the Middle East and parts of Asia;

— Unexpected health and environmental disasters, such as the SARS (Severe Acute Respiratory Syndrome) crisis in Asia and Eastern Canada. This type of crisis has a material and adverse impact on the Company’s business, as not only is there a material reduction in tourism for the pendency of the crises, but there is a mid-term adverse impact on the buying patterns of the customers located in the affected areas.

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

— MICROS’s actions in connection with the continued and increasing price and product competition in many product areas, including but not limited to Eclipse PC Workstations, and the pressure on profit margins for those items. Additionally, MICROS’s introduction of the new Workstation 4 in the fourth quarter of fiscal year 2003 could adversely impact sales insofar as it will supplant in part sales of the higher-priced Eclipse workstation;

— Potential declines in service margins, triggered in part by unauthorized and unlicensed service agents who offer limited support services to price-conscious customers at reduced rates. This influence also adversely impacts MICROS support, insofar as those customers request MICROS intervention to correct problems created by unauthorized third-party agents.

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

— The technological risks of large customer rollouts, especially where the contracts involve newer technology such as Opera, or third party software; and installation of which the customer contracts with MICROS to provide;

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

— Adverse fluctuations in the Euro and Pound, both of which constitute currencies in which material amounts of business are transacted;

— Ongoing economic and political turmoil and instability in countries where MICROS maintains a direct sales and service presence, such as Argentina and Brazil;

— The ability of MICROS to recruit and retain engineers and other highly skilled personnel;

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

ITEM 2. PROPERTIES

     The Company’s worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the “Lease Agreement”) expiring on March 1, 2010, MICROS leases the entire five-story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation. The Company’s executive offices are located at the Columbia facility. The Company also conducts sales, marketing, customer support, and product development activities at this location. On November 1, 2003, MICROS subleased one of the 5 floors, consisting of approximately 49,524 square feet, to Motorola, Inc. pursuant to a 77-month sublease (which Motorola may terminate after 60 months).

     MICROS also leases a facility in Hanover, Maryland, of approximately 75,600 square feet. MICROS conducts light assembly, manufacturing, repair and configuration in this facility. MICROS leases the Hanover facility pursuant to a lease expiring July 31, 2009 with a termination right first available in July 2006.

     The Company’s Datavantage subsidiary recently relocated to new leased space in the Cleveland, Ohio, area, where it leases approximately 69,199 square feet of office and warehouse space in which it conducts the majority of its sales, marketing, customer support, and product development activities. The Datavantage subsidiary also leases approximately 11,457 square feet of office space in the Boston, Massachusetts, area primarily for customer support and research and development activities. The current Cleveland lease expires February 28, 2014, (with a termination right in 2010) and the current Boston lease expires September 30, 2006.

     The Company’s European headquarters facility, in which the Company conducts certain sales, marketing, development and customer support activities for Europe, is located in Neuss, Germany. Currently, the Company leases approximately 42,000 square feet in a Neuss office building pursuant to a lease agreement expiring in May 31, 2007.

     Further, the Company leases approximately 18,180 square feet of office space in Naples, Florida, where the Company develops software, including the Opera suite of products, for the hotel industry. The lease expires December 31, 2006.

     To satisfy other sales, service and support, and product development needs, the Company leases space in 26 cities domestically, including Boston, Chicago, Los Angeles and other major metropolitan areas, and in over 43 cities internationally, including London, Paris, Stockholm, Sydney, Singapore, Tokyo, and Hong Kong.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 2004, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     As of August 31, 2004, there were approximately 8,260 record holders of the Company’s Common Stock, $.025 par value.

     The Company’s Common Stock (symbol “MCRS”) is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system. The following table shows the range of trading prices (closing prices) for the periods indicated, as reported by NASDAQ.

     On August 31, 2004, the closing price for the stock was $46.54.

		Price Range
		(in dollars)
		High	Low
Year Ended June 30, 2004
7/01/03 – 9/30/03	(First Quarter)	$38.00	$32.45
10/01/03 – 12/31/03	(Second Quarter)	$44.80	$33.97
1/01/04- 3/31/04	(Third Quarter)	$48.50	$42.18
4/01/04 – 6/30/04	(Fourth Quarter)	$47.97	$41.45
Year Ended June 30, 2003
7/01/02 – 9/30/02	(First Quarter)	$27.94	$21.71
10/01/02 – 12/31/02	(Second Quarter)	$24.81	$18.53
1/01/03- 3/31/03	(Third Quarter)	$23.90	$20.26
4/01/03 – 6/30/03	(Fourth Quarter)	$35.34	$24.04
Year Ended June 30, 2002
7/01/01 – 9/30/01	(First Quarter)	$28.40	$16.80
10/01/01 – 12/31/01	(Second Quarter)	$26.12	$17.01
1/01/02- 3/31/02	(Third Quarter)	$30.78	$20.25
4/01/02 – 6/30/02	(Fourth Quarter)	$29.07	$25.53

     The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and use funds for the operation and expansion of its business and the repurchase of the Company’s stock. The Company is a party to two credit agreements expiring July 31, 2005, which restrict the payment of dividends other than stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 of Notes to Consolidated Financial Statements).

     In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. As of August 31, 2004, the Company has purchased a total of 913,424 shares of its common stock.

A summary of the cumulative number of whole shares purchased is as follows (total purchase value $ in thousands):

			Total
	Number of	Average	Purchase
	Shares	Purchase Price	Value
Shares purchased in FY02	95,600	$27.31	$2,610
Shares purchased in FY03	282,241	$23.67	6,681
Shares purchased in FY04 Q1	109,699	$35.18	3,860
Shares purchased in FY04 Q2	76,811	$38.77	2,978
Shares purchased in FY04 Q3	75,530	$43.39	3,277
Shares purchased in FY04 Q4	159,850	$43.77	6,997
Shares purchased in July & August 2004	113,693	$45.66	5,191

Total shares purchased as of August 31, 2004	913,424	$34.59	$31,594

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Purchase	Announced Plans	Under the Plans or
	Purchased	Price	or Programs	Programs
April 1 – 30, 2004	51,897	$45.30	51,897	308,222
May 1 – 31, 2004	79,888	$42.96	79,888	228,334
June 1 – 30, 2004	28,065	$43.26	28,065	200,269
July 1 – 31, 2004	55,316	$45.14	55,316	144,953
August 1 – 31, 2004	58,377	$46.15	58,377	86,576

Total	273,543	$44.56	273,543	86,576

(1)	In fiscal year 2002, the Board of Directors of the Company authorized the purchase of up to one million shares of the Company’s common stock. As of August 31, 2004, the Company has purchased 913,424 shares in the open market.

EQUITY COMPENSATION PLAN INFORMATION
As of June 30, 2004

	Number of		Number of
	securities to	Weighted-	securities remaining
	be issued upon	average	available for future
	exercise of	exercise price	issuance under equity
	outstanding	of outstanding	compensation plans
	options, warrants	options, warrants,	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,701,194	$29.54	382,906
Equity compensation plans not approved by security holders	—	—	—

Total	3,701,194	$29.54	382,906

Recent Sales of Unregistered Securities

     On May 1, 2003, the Company entered into a stock purchase agreement by and among the stockholders of Datavantage Corporation and a parent holding company of Datavantage, pursuant to which MICROS acquired all of the issued and outstanding shares of Datavantage and its parent holding company on the terms and conditions stated in the Stock Purchase Agreement. The consideration paid by MICROS in the acquisition was approximately $52.3 million, subject to adjustments, modifications, and other conditions as stated in the Stock Purchase Agreement. The consideration consisted of $28.6 million cash paid at closing, $5.2 million cash to be paid 18 months after closing, approximately $0.3 million in transaction costs, and 719,360 shares of MICROS common stock. The shareholders of Datavantage Corporation and its parent holding company were not granted any registration rights in connection with the transaction, and they received unregistered Common Stock in the transaction. The offering of MICROS Common Stock to the shareholders of Datavantage Corporation and its parent holding company was exempt from the registration requirements of the U.S. Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	Fiscal Years Ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data
Revenue	$487,443	$405,857	$372,493	$332,166	$369,049
Income from operations	$56,834	$38,322	$18,764	$3,999	$29,470
Net income (loss)	$33,279	$21,782	$12,239	($704)	$16,204
Basic net income (loss) per common share	$1.82	$1.24	$0.70	($0.04)	$0.96
Diluted net income (loss) per common share	$1.73	$1.22	$0.69	($0.04)	$0.91
Balance Sheet Data
Working capital (1)	$118,485	$73,779	$83,485	$60,644	$93,535
Total assets	$418,892	$370,015	$312,830	$274,456	$278,977
Long-term debt and capital leases (2)	$305	$667	$426	$3,679	$4,519
Shareholders’ equity	$262,973	$221,228	$178,362	$158,848	$163,621
Book value per share (3)	$14.34	$12.28	$10.18	$9.09	$9.44
Additional Data
Weighted average number of common shares
Outstanding - basic	18,245	17,502	17,510	17,377	16,796
- diluted	19,226	17,838	17,850	17,377	17,892

(1)	Current assets less current liabilities.

(2)	Including current portion.

(3)	Calculated as shareholder’s equity divided by common stock outstanding at June 30.

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

Multiple-element arrangements

The Company enters into transactions that include multiple-element arrangements, which may include any combination of hardware, software and/or services. When some elements are delivered before others in an arrangement and all of the following criteria are met, revenue for the delivered elements is recognized upon delivery of such item. Otherwise, revenue is deferred until the delivery of the last element.

•	Vendor-specific objective evidence (VSOE) of fair value of undelivered elements is established;

•	The functionality of delivered elements is not dependent on the undelivered elements;

•	Delivery of the element(s) represents the culmination of the earning process.

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

Capitalized software development costs

Software development costs, for software products to be licensed to others, incurred before establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers, at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product.

Long-lived assets

Long-lived assets

The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future cash flows of the underlying business. Impairment is measured by the amount by which fair values are less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. If the Company determines that any of the impairment indicators exist, and these assets are determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination is made. The Company recognized impairment losses for investments of $0.8 million in fiscal year 2004 and $0.5 million in fiscal year 2003.

Intangible assets other than goodwill

Identified intangible assets were valued based on management’s assumptions and other considerations for estimating fair values. These intangible assets are being amortized over their respective useful lives according to the estimated present value of the net earning potential of each asset category. The amortization expense related to intangible assets was $0.6 million, $0.1 million and $0.2 million in fiscal years 2004, 2003 and 2002, respectively. The Company did not recognize any impairment losses during the last three fiscal years ended June 30, 2004.

Goodwill

The Company assesses whether goodwill and trademarks are impaired on an annual basis during the first quarter of its fiscal year. Upon determining the existence of goodwill and/or trademark impairment, the Company measures that impairment based on the amount by which the book value of goodwill and/or trademarks exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events of changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired.

The process of evaluating the potential impairment of goodwill and/or trademark is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. MICROS also considers its market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed.

The Company completed the first step of its annual impairment analysis in the first quarter of fiscal year 2004. As the estimated fair value of the U.S. and international reporting units exceed the carrying values, the Company concluded there was no impairment of goodwill or trademarks. As of June 30, 2004, the net book value of goodwill and trademarks for the U.S. and international reporting units was $60.0 million and $10.7 million, respectively.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires the cessation of amortization for goodwill and indefinite-lived intangible assets. The following table represents the impact of SFAS No. 142 on net income, basic and diluted net income per share had SFAS No. 142 been in effect in fiscal year 2002 (in thousands, except per share data):

	2004	2003	2002
Net income
Reported net income	$33,279	$21,782	$12,239
Goodwill amortization, net of tax	—	—	5,370

Adjusted net income	$33,279	$21,782	$17,609

Basic net income per common share
Reported net income per common share	$1.82	$1.24	$0.70
Goodwill amortization, net of tax	—	—	0.31

Adjusted basic net income per common share	$1.82	$1.24	$1.01

Diluted net income per common share
Reported net income per common share	$1.73	$1.22	$0.69
Goodwill amortization, net of tax	—	—	0.30

Adjusted diluted net income per common share	$1.73	$1.22	$0.99

Basic	18,245	17,502	17,510
Diluted	19,226	17,838	17,850

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

Foreign currency translation

The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Results of Operations

Comparison of Fiscal Year 2004 to Fiscal Year 2003:

     The Company recorded a diluted net income of $1.73 per common share in fiscal year 2004, compared with a diluted net income of $1.22 per common share in fiscal year 2003. This increase was primarily due to increased sales volume as well as the effect of the acquisition of Datavantage in May 2003. The acquisition contributed approximately $0.21 per common share to diluted net income in fiscal year 2004.

     Revenue increased by $81.6 million, or 20.1%, to $487.4 million for fiscal year 2004 compared to the same period last year. Of the increase, the U.S. reporting unit accounted for $53.3 million while the international reporting unit accounted for $28.3 million over the same period a year ago. The increase in the U.S. was mainly due to increased sales volume from various roll out programs and sales from Datavantage. The increase in the European international reporting unit was primarily due to exchange rate fluctuations, primarily between the Euro and the U.S. dollar.

     An analysis of the sales mix by reporting segments is as follows (note: amounts are net of intersegment eliminations, based on location of the selling entity and includes export sales):

	U.S.		International
	Fiscal Years		Fiscal Years
(in thousands)	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Hardware	$93,729	$82,906	$57,911	$54,108
Software	46,043	34,773	36,443	32,840
Service	127,293	96,129	126,024	105,101

Total	$267,065	$213,808	$220,378	$192,049

     An analysis of the sales mix as a percentage of total revenue is as follows:

	Fiscal Year Ended		Fiscal Year Ended
(in thousands)	June 30, 2004		June 30, 2003
	$	%	$	%
Hardware	$151,640	31.1%	$137,013	33.8%
Software	82,486	16.9%	67,614	16.7%
Service	253,317	52.0%	201,230	49.5%

Total	$487,443	100.0%	$405,857	100.0%

     Hardware revenue increased primarily due to sales of the Workstation 4, which was released in the fourth quarter of fiscal year 2003. The increase in Workstation 4 was offset by a decrease in the sale of PC Workstations. The decrease in PC Workstations is due to the replacement with the newer and less expensive Workstation 4 as well as the near completion of a previous roll out program that utilized PC Workstations. The increase was also attributed to third party computer equipment sold by Datavantage. Software revenue increased primarily as a result of various roll out programs currently in progress and the sale of Datavantage’s suite of software products. Service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of the MICROS customer base as well as the recurring support revenue of existing customers and the addition of professional services and support provided by Datavantage.

     Datavantage’s hardware, software and service revenues for the fiscal year 2004 were $9.5 million, $9.9 million and $25.6 million, respectively.

     Overall cost of sales, as a percentage of revenue, decreased to 48.9% for fiscal year 2004 from 51.1% in the prior year. Cost of sales for hardware, as a percentage of related revenue, decreased to 69.6% in fiscal year 2004 compared to 71.6% in fiscal year 2003. The year over year decrease was primarily due to the increase in overall sales volume, especially of the Workstation 4, which generates improved margins. Software costs, as a percentage of related revenue, decreased to 19.9% in fiscal year 2004 compared to 22.8% in the prior year. The year over year decrease was mainly attributed to the increase in software sales volume compared to the fixed costs of software amortization. Service costs, as a percentage of service revenue, decreased to 46.0% in fiscal year 2004 compared to 46.6% in fiscal year 2003. The decrease was primarily due to the continued expansion and increase of recurring support revenue compared to the relatively fixed costs of providing customer support as well as Datavantage’s high margins in their service products.

     Selling, general and administrative expenses increased $22.6 million, or 17.1%, in fiscal year 2004 compared to fiscal year 2003. This increase is primarily due to the acquisition of Datavantage. Datavantage contributed an additional $13.0 million in selling, general and administrative expenses in fiscal year 2004 compared to fiscal year 2003 due to the fact that we purchased Datavantage as of May 1, 2003 and therefore there was only two months of expenses in fiscal year 2003. The year over year increase was also due to the increase in salaries and related expenses and related foreign exchange increases. In addition, the increase was also attributed to $1.3 million of external costs related to the requirements of Sarbanes-Oxley Section 404. As a percentage of revenue, selling, general and administrative expenses decreased to 31.9% in fiscal year 2004 compared to 32.7% in fiscal year 2003.

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In fiscal year 2004, R&D expenses increased $8.5 million, or 45.1%, compared to fiscal year 2003. As a percentage of revenue, R&D expenses increased to 5.6% in fiscal year 2004 compared to 4.6% in fiscal year 2003. Capitalized software development costs increased $0.6 million to $5.2 million in fiscal year 2004. The increase was primarily due to Datavantage’s development of Xstore, which is a Java based POS product. A comparative summary of R&D activities is as follows ($ in thousands):

	2004	2003
Total R&D	$32,387	$23,329
Capitalized software development costs	(5,178)	(4,581)

Total R&D expenses	$27,209	$18,748

Total revenue	$487,443	$405,857
R&D expense as % of revenue	5.6%	4.6%
Total R&D as % of revenue	6.6%	5.7%

     Depreciation and amortization expense increased by $0.9 million or 10.6% in fiscal year 2004 compared to fiscal year 2003. The increase is primarily due to additional depreciation and amortization expense associated with assets of Datavantage.

     Income from operations for fiscal 2004 was $56.8 million, or 11.7% of revenue, compared to $38.3 million, or 9.4% in fiscal year 2003. The increase was mainly due to the overall increased sales volume due to improved market conditions and various roll out programs currently in progress. In addition, the increase was partly attributed to the Datavantage acquisition in May 2003, since Datavantage generated income for the Company for only a portion of fiscal year 2003. Datavantage’s contribution to income from operations in fiscal year 2004 was $6.9 million compared to $1.6 million in fiscal year 2003.

     Non-operating income for fiscal year 2004 increased by $1.8 million primarily due to a legal settlement in the net amount of approximately $1.3 million in the second quarter of fiscal 2004. This was partly offset by a write off of a $0.8 million investment in the fourth quarter of fiscal year 2004 versus an investment of $0.5 million written off in fiscal year 2003.

     The effective tax rate for fiscal year 2004 was 41.0% compared to 40.5% for fiscal year 2003. The increase was due to the relative mix of earnings in higher taxing jurisdictions and a potential tax settlement in foreign jurisdictions.

     On August 30, 2002, a World Trade Organization (‘WTO’) arbitration panel issued a final decision upholding a challenge allowing the European Union (‘EU’) to impose $4.04 billion per year in retaliatory tariffs on certain products if the U.S. tax code is not brought into compliance with an August 2001 WTO decision. This original decision found that the extraterritorial tax provisions (‘ETI’) of the FSC Repeal and Extraterritorial Income Exclusion of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The EU began to impose such sanctions effective March 1, 2004. To date, the sanctions have not had any impact on the Company’s consolidated financial statements. However, negotiations among the EU, the European Commission, and United States have been on-going and it is currently uncertain when and if any resolution via U.S. legislative actions will subsequently mitigate the sanctions ruled upon by the WTO panel. As a result, it is currently not possible to predict what impact, if any, this issue will have on the Company’s future earnings pending final resolution of this matter.

Comparison of Fiscal Year 2003 to Fiscal Year 2002:

     The Company recorded a diluted net income of $1.22 per common share in fiscal year 2003, compared with a diluted net income of $0.69 per common share in fiscal year 2002. This increase was primarily due to increased sales volume, the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (See below and Note 1 of the Notes to Consolidated Financial Statements under the heading “Goodwill”), as well as the effect of the acquisition of Datavantage. The acquisition contributed approximately $0.06 per common share to diluted net income in fiscal year 2003.

     Revenue increased by $33.4 million, or 9.0%, to $405.9 million for fiscal year 2003 compared to the same period last year. A comparison of the sales mix for fiscal years 2003 and 2002 is as follows ($ in thousands):

	Fiscal Years Ended June 30,
	2003		2002		Change
	$	%	$	%	$
Hardware	$137,013	33.8%	$134,124	36.0%	$2,889
Software	67,614	16.7%	57,174	15.3%	10,440
Service	201,230	49.5%	181,195	48.7%	20,035

Total	$405,857	100.0%	$372,493	100.0%	$33,364

     In absolute dollars, combined hardware and software revenues for fiscal year 2003 increased $13.3 million, or 7.0%, and service revenues increased $20.0 million, or 11.1%, over the same period a year earlier. Combined hardware and software sales increased primarily due to the increase in sales volume for computer equipment and Opera software. The increase was also attributed to the release of Workstation 4 and mymicros.net software and the increase in volume for the Elite PC workstation. Service revenues increased primarily due to support revenues earned on a larger customer base. Datavantage accounted for approximately $5.1 million of hardware and software revenues and $4.2 million of service revenue in fiscal year 2003.

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

     Selling, general and administrative expenses increased $9.6 million, or 7.8%, in fiscal year 2003 compared to fiscal year 2002. This increase was partially due to the acquisition of Datavantage. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 32.7% in fiscal year 2003 compared to 33.0% in fiscal year 2002.

     R&D expenses consist primarily of labor costs less capitalized software development costs. In fiscal year 2003, R&D expenses decreased $0.6 million, or 3.0%, compared to fiscal year 2002. As a percentage of revenue, R&D expenses decreased to 4.6% in fiscal year 2003 compared to 5.2% in fiscal year 2002. Capitalized software development costs increased $1.5 million to $4.6 million in fiscal year 2003 due to Workstation 4 and the continued capitalization of Version 8. As a percentage of revenue, total research and development expenditures (including capitalized software development costs) amounted to 5.7% in fiscal year 2003 compared to 6.0% in fiscal year 2002.

     A comparative summary of R&D activities is as follows ($ in thousands):

	2003	2002	$ Change
Total R&D	$23,329	$22,355	$974
R&D capitalization	(4,581)	(3,035)	(1,546)

Total R&D expenses	$18,748	$19,320	$(572)

Total revenue	$405,857	$372,493

R&D expense as % of revenue	4.6%	5.2%

Total R&D as % of revenue	5.7%	6.0%

     Depreciation and amortization expense decreased by $7.2 million or 44.6% in fiscal year 2003. The decrease was primarily due to the adoption of SFAS 142. Upon adoption, the Company ceased to amortize goodwill. The following table represents the impact of SFAS No. 142 on net income, basic and diluted net income per share had SFAS No. 142 been in effect in fiscal year 2002 (in thousands):

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

     Income from operations for fiscal 2003 was $38.3 million, or 9.4% of revenue, compared to $18.8 million, or 5.0% in fiscal year 2002. The increase was mainly due to the overall increase in software and service sales, the increase in gross margins generated from service sales and the decrease of goodwill amortization from the adoption of SFAS 142.

     Non-operating income for fiscal year 2003 decreased by $1.7 million primarily due to foreign currency translation loss of $0.7 million in fiscal year 2003 compared to a gain of $0.4 million in fiscal year 2002. In addition, an investment of $0.5 million was written off in the fourth quarter of fiscal year 2003.

     The effective tax rate for fiscal year 2003 was 40.5%, compared to 34.0% for fiscal year 2002. The increase was due to the relative mix of earnings in higher-taxing jurisdictions.

Purchases of Company Stock

     In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock in the open market. A summary of the cumulative number of whole shares purchased through June 2004 is as follows ($ in thousands):

			Total
	Number of	Average Purchase	Purchase
	Shares	Price	Value
Shares purchased in fiscal year 2002	95,600	$27.31	$2,610
Shares purchased in fiscal year 2003	282,241	$23.67	6,681
Shares purchased in fiscal year 2004	421,890	$40.56	17,112

Total shares purchased as of June 30, 2004	799,731	$33.01	$26,403

Liquidity and Capital Resources

     On July 17, 2003, the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders were granted a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges the stock of certain of its subsidiaries to the Lenders as collateral.

     The interest rate under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the federal funds rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require that the Company pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.

     The Credit Agreements contain certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends. The Lenders under the Credit Agreements have not alleged any breaches thereunder by MICROS.

     The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the June 30, 2004 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     As of June 30, 2004, the total outstanding balance on the lines of credit was $2.5 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.7 million at the June 30, 2004 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the June 30, 2004 exchange rate), and JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the June 30, 2004 exchange rate). As of June 30, 2004, the Company had approximately $63.7 million available to borrow under the available credit facilities. The line of credit balance decreased from $10.2 million at June 30, 2003 to $2.5 million at June 30, 2004 mainly as a result of repayment of indebtedness from the Company’s positive cash flow.

     Net cash provided by operating activities for fiscal year 2004 was $71.9 million versus $40.4 million for fiscal year 2003. The Company used $14.4 million for investing activities, including $13.9 million for the purchase of property, plant, and equipment and internally developed software and $0.5 million for the purchase of long-term investments. The Company used $12.0 million for financing activities, consisting primarily of net payments on the line of credit of $8.0 million and $17.1 million in the repurchase of the Company’s stock offset by the proceeds from the issuance of stock under the employee option plan of $13.7 million. All cash is being retained for the operation and expansion of the business and the repurchase of the Company’s stock.

     The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the foreseeable future.. The Company anticipates that its property, plant and equipment expenditures for fiscal year 2005 will be approximately $2.0 million higher than in fiscal year 2004.

     Financial indicators of the Company’s liquidity and capital resources as of June 30, 2004 and 2003 were (in thousands, except ratios):

	2004	2003
Cash and cash equivalents	$91,451	$45,682

Available credit facilities	$66,220	$53,751
Outstanding credit facilities	(2,481)	(10,185)

Unused credit facilities	$63,739	$43,566

Working capital (1)	$118,485	$73,779

Long-term debt and capital lease obligations:
Current	$139	$469
Non-current	166	198

Total	$305	$667

Shareholders’ equity	$262,973	$221,228

Current ratio (2)	1.87	1.58

(1)	Current assets less current liabilities.

(2)	Current assets divided by current liabilities.

Inflation

     The Company has not experienced any significant impact as a result of inflation.

Off-balance sheet arrangements

     The Company does not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Disclosure of contractual obligations

Contractual Obligations

	Payments due by period
					More than 5
	Total	Less than 1 year	1-3 years	4-5 years	years
Operating lease obligations	$62,165	$14,866	$30,389	$13,327	$3,583
Purchase obligations	460	—	460	—	—

Total	$62,625	$14,866	$30,849	$13,327	$3,583

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 15(a) 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

     As of June 30, 2004, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures” (as defined in Rules 13a-15 and 15d-15 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’ Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’ Executive Vice President and Chief Financial Officer. The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

     The evaluation of MICROS’ disclosure controls and procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures. In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees from its domestic and international locations to produce such information. Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose such information. Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the finance operation. These forms and documents are designed to elicit pertinent financial and non-financial information from the operations on a worldwide basis.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position
T. Paul Armstrong	Executive Vice President, New Technologies

Louis M. Brown, Jr.	Director and Vice Chairman of the Board

B. Gary Dando	Director

A. L. Giannopoulos	Chairman, President and Chief Executive Officer

J. Alan Hayman	Executive Vice President, Restaurant Sales and Strategies

Daniel G. Interlandi	Executive Vice President, North American Sales

Bernard Jammet	Executive Vice President, Latin American Sales

Gary C. Kaufman	Executive Vice President, Finance and Administration and Chief Financial Officer

Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel

John G. Puente	Director

Cynthia A. Russo	Vice President and Corporate Controller

Dwight S. Taylor	Director

William S. Watson	Director

Directors of the Registrant are elected for a term of one year.

     Directors and Executive Officers of the Registrant during fiscal year 2004:

     T. Paul Armstrong, 46, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. In June 2000, Mr. Armstrong was promoted to his current position of Executive Vice President, e-Business Solutions. Mr. Armstrong holds a masters degree from Cambridge University, England.

     Louis M. Brown, Jr., 61, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. In April 2001, Mr. Brown tendered his resignation as Chairman, and was appointed Vice Chairman. He also serves as Chairman and Chief Executive Officer of Precision Auto Care, Inc., a franchise company for the auto care industry. Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

     B. Gary Dando, 62, has been a Director of the Company since November 2003. Retiring in June 2001, Mr. Dando worked for Ernst & Young LLP for 37 years, the last 25 of which he served as a partner. While at Ernst & Young LLP, Mr. Dando serviced a broad array of clients, including those in high technology, biosciences, government contracting, manufacturing and banking. Mr. Dando also held positions of national and regional operational responsibility within Ernst & Young LLP in areas of practice management and operations, and co-authored various internal training publications, including those relating to audit procedures and government contracting. Mr. Dando serves on the board of directors of PEC Solutions, Inc., a publicly held professional services firm serving Federal, State and local government agencies, where he also is the Chairman of the Audit Committee. Additionally, Mr. Dando is currently a member of the Board of Trustees, University System of Maryland Foundation, Inc., where he is also a member of the Finance Committee and Chairman of the Spending Policy Committee, and the University of Maryland College Park Foundation, where he is a member of the Budget and Audit Committee. Mr. Dando is a 1964 graduate of the University of Maryland, with a Bachelor of Science degree in Accounting.

     A. L. Giannopoulos, 64, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. In April 2001, Mr. Giannopoulos was appointed Chairman of the Company’s Board of Directors. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2009. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

     J. Alan Hayman, 51, began his career with MICROS in January 2000. He has held key positions at the Company including Regional Vice President for Restaurant Sales and Strategies, and was promoted to Senior Vice President in October 2000. Mr. Hayman currently serves as Executive Vice President, a position to which he was appointed in September 2001. Before joining MICROS, Mr. Hayman served as Vice President of Sales for Hayman Systems, a leading MICROS dealer that was acquired by MICROS in December 1999. Mr. Hayman graduated in 1974 from Boston University, School of Management, with a BS in Business Administration.

     Daniel G. Interlandi, 51, began his career with MICROS in 1980, and has held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales and Marketing in September 1993. In April 1996, he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997, he assumed additional responsibility for the Table Service Restaurant Group. In fiscal year 2000, Mr. Interlandi had oversight responsibility for EAME operations, and in January 2001, Mr. Interlandi was appointed to his current position, Executive Vice President, North American Sales. Mr. Interlandi is a 1975 graduate of Knox College.

     Bernard Jammet, 46, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development, and in January 2001, Mr. Jammet was appointed to his current position of Executive Vice President, Latin American Group. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

     Gary C. Kaufman, 54, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

     Thomas L. Patz, 44, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to the position of Senior Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University, and a

1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.

     John G. Puente, 74, has been a Director of the Company since May 1996. Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products until August 1999, at which time Texas Instruments acquired it. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company that provides satellite services and facilities. Before joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York and now serves on the Board of Trustees of that institution, and he holds a Masters degree from Stevens Institute of Technology. He is also Chairman of the Board of Trustees of Capitol College.

     Cynthia A. Russo, 34, joined the Company in January 1996 as a Senior Accountant. In October 1996, she was promoted to Manager of Accounting, in March 1999, she was promoted to Director of Financial Reporting and Services, in February 2000 she was promoted to Director of Corporate Reporting and Accounting, and in May 2001 she was promoted to her current position, Vice President and Corporate Controller. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

     Dwight S. Taylor, 59, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC (“CDS”), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE: OFC). From 1984 until 1998, Mr. Taylor, was employed by Constellation Real Estate, Inc. in various capacities. Mr. Taylor is also past President of the Maryland Chapter of the National Association of Industrial and Office Properties (“NAIOP”), and a member of the NAIOP National Board. Mr. Taylor currently serves on the Trustee Boards of the Baltimore Polytechnic Institute Foundation, Capitol College, and Lincoln University. He also serves on the Board of the T. Rowe Price Group, Inc. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Arts degree in Economics.

     William S. Watson, 60, has been a Director of the Company since 2000. He currently serves as Chairman of ISM, a Boston based advertising agency, which specializes in the travel and leisure industries and is the Managing Partner of ISM’s consulting arm, The Prism Partnership, LLC. Mr. Watson also serves as Chairman and Executive Vice President of TLX, Inc., a provider of logistics solutions to the airline industry, based in Scottsdale, Arizona, and is a member of the board of directors of Passkey Systems, Inc., a privately held company that provides meetings and convention reservation and bookings services. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

     The Company knows of no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

     Information relating to filings made pursuant to Section 16 of the Securities Exchange Act of 1934 will be set forth in the Company’s Proxy Statement, and is incorporated herein by reference.

     The Company’s Proxy Statement will set forth the information called for by this item pertaining to the Company’s Audit Committee under the caption “Audit Committee,” and such information is incorporated herein by reference.

     The Company has adopted a Code of Ethics and Business Practices, which applies to all directors, officers, and U.S. based employees of the Company (there are certain variations with respect to certain international locations so as to comply with local law). It is posted on the Company’s website at www.micros.com, and is available in print free of charge to anyone who requests a copy. Requests must be in writing and mailed to the Company’s Corporate Secretary.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective June 30, 1995, and amended February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus. During fiscal years 2004, 2003 and 2002, the Company compensated Mr. Brown $427,000, $409,500 and $308,000 respectively, for consulting services provided to the Company. For fiscal years 2004, 2003 and 2002, part of the compensation that Mr. Brown received was in the form of an annual bonus in the amounts of $177,000, $159,500 and $78,000, respectively. The bonus payments were accrued during the fiscal year that they were earned and paid in the following fiscal year.

     During fiscal year 2002, the Company paid J. Alan Hayman $1,596,279 for an earn-out payment obligation as part of the 1999 acquisition by MICROS of Stanley Hayman and Company, Inc. and Micros of South Florida, Inc., each entity in which he was a 46.5% shareholder. There are no additional earn-out payments required. During fiscal years 2003 and 2002, the Company paid a real estate partnership $145,535 and $426,511 respectively, for the rental of the Laurel, Maryland facilities. J. Alan Hayman, Executive Vice President, Restaurant Sales and Strategies, holds a 50% interest in the partnership. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expired on December 31, 2002, and was not renewed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Registered Public Accounting Firm”, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
		No.
(a)	The following documents are filed as a part of this report:
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated balance sheets as of June 30, 2004 and 2003	38
	Consolidated statements of operations for the years ended June 30, 2004, 2003 and 2002	39
	Consolidated statements of shareholders' equity for the years ended June 30, 2004, 2003 and 2002	40
	Consolidated statements of cash flows for the years ended June 30, 2004, 2003 and 2002	41-42
	Notes to consolidated financial statements	43-60
2.	Financial Statement Schedules:
	Schedule II – Valuation and qualifying accounts and reserves	61
	All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

3.	Exhibits:

3(i).	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(iii).	By-laws of the Company, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.

10a1.	Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2.	First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10b3.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10b4.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

10b5.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

10b6.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

10b7.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

10c.	Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d.	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e.	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10f.	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10g.	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10h.	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10i.	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10j.	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10.k.	Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10l.	First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10m.	Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10n.	Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10o.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10p.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10q.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10o above, as text is identical)

10r.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10p above, as text is identical).

10s.	Credit Agreement, dated as of July 17, 2003, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., and MICROS-Fidelio Worldwide, Inc. (Borrowers), and Bank Of America, N.A., Wachovia Bank, National Association and US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10t.	Credit Agreement, dated As Of July 17, 2003, Among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., Merchants Information Solutions, Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. De C.V., MICROS Systems Holding GmbH, MICROS-Fidelio Software Deutschland GmbH, Indatec GmbH & Co. Kg., MICROS-Fidelio Software GmbH & Co. Kg., MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., And Hotelbk, A.B., and Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10u.	Security Agreement, dated As Of July 17, 2003, By and Among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., MICROS-Fidelio Worldwide, Inc. (Borrowers) And Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

14.	Code of Ethics and Business Practices

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm

31.	Certifications

32.	Section 1350 Certifications

(b)	Reports on form 8-K during the fourth quarter of the fiscal year ending June 30, 2004:

Report on Form 8-K (Item 12) was furnished on April 30, 2004, regarding the release of financial results for the third fiscal quarter for fiscal year 2004 ended March 31, 2004.

The annual report will be mailed to shareholders before the annual meeting scheduled for November 19, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MICROS Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
 Baltimore, MD
September 13, 2004

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of June 30, 2004 and 2003
(in thousands, except per share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$91,451	$45,682
Accounts receivable, net of allowance for doubtful accounts of $11,903 in 2004 and $10,648 in 2003	101,367	98,700
Inventories, net	36,095	31,864
Deferred income taxes	9,396	7,885
Prepaid expenses and other current assets	16,242	17,860

Total current assets	254,551	201,991
Property, plant and equipment, net	19,550	20,179
Deferred income taxes, non-current	24,288	32,003
Goodwill, net of accumulated amortization of $28,687 in 2004 and $27,824 in 2003	70,715	68,173
Intangible assets, net of accumulated amortization of $2,291 in 2004 and $1,692 in 2003	5,476	6,097
Purchased and internally developed software costs, net of accumulated amortization of $30,484 in 2004 and $23,487 in 2003	41,112	38,089
Other investments	415	10
Other assets	2,785	3,473

Total assets	$418,892	$370,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,481	$10,185
Current portion of long-term debt	—	363
Current portion of capital lease obligations	139	106
Accounts payable	29,681	24,177
Accrued expenses and other current liabilities	58,693	44,240
Income taxes payable	1,541	10,102
Deferred income taxes	512	501
Deferred service revenue	43,019	38,538

Total current liabilities	136,066	128,212
Capital lease obligations, net of current portion	166	198
Deferred income taxes, non-current	15,544	11,495
Other non-current liabilities	1,401	6,510
Commitments and contingencies
Minority interests	2,742	2,372
Shareholders’ equity:
Common stock, $0.025 par value; 50,000 shares authorized; shares issued and outstanding 18,335 in 2004 and 18,018 in 2003	457	450
Capital in excess of par	71,525	69,644
Retained earnings	185,660	152,381
Accumulated other comprehensive income (loss)	5,331	(1,247)

Total shareholders’ equity	262,973	221,228

Total liabilities and shareholders’ equity	$418,892	$370,015

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002
Revenue:
Hardware	$151,640	$137,013	$134,123
Software	82,486	67,614	57,175
Service	253,317	201,230	181,195

Total revenue	487,443	405,857	372,493

Cost of sales:
Hardware	105,507	98,037	96,006
Software	16,372	15,401	10,244
Service	116,455	93,860	89,106

Total cost of sales	238,334	207,298	195,356

Gross margin	249,109	198,559	177,137

Selling, general and administrative expenses	155,235	132,601	123,011
Research and development expenses	27,209	18,748	19,320
Depreciation and amortization	9,831	8,888	16,042

Total operating expenses	192,275	160,237	158,373

Income from operations	56,834	38,322	18,764
Non-operating income (expense):
Interest income	1,300	1,415	1,067
Interest expense	(1,004)	(859)	(722)
Other income (expense), net	408	(1,683)	236

Total non-operating income (expense)	704	(1,127)	581

Income before taxes, minority interests and equity in net earnings of affiliates	57,538	37,195	19,345
Income tax provision	23,592	15,078	6,577

Income before minority interests and equity in net earnings of affiliates	33,946	22,117	12,768
Minority interests and equity in net earnings of affiliates	(667)	(335)	(529)

Net income	$33,279	$21,782	$12,239

Net income per common share:
Basic	$1.82	$1.24	$0.70

Diluted	$1.73	$1.22	$0.69

Weighted-average number of shares outstanding:
Basic	18,245	17,502	17,510

Diluted	19,226	17,838	17,850

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended June 30, 2004, 2003 and 2002
(in thousands)

					Accumulated
	Common Stock		Capital		Other
			in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	(Loss) Income	Total
Balance, June 30, 2001	17,475	$437	$56,515	$118,360	$(16,464)	$158,848

Comprehensive income
Net income	—	—	—	12,239	—	12,239
Foreign currency translation adjustments	—	—	—	—	6,922	6,922

Total comprehensive income						19,161
Stock issued upon exercise of options	142	3	2,580	—	—	2,583
Repurchases of stock	(96)	(2)	(2,608)	—	—	(2,610)
Income tax benefit from stock options exercised	—	—	380	—	—	380

Balance, June 30, 2002	17,521	$438	$56,867	$130,599	$(9,542)	$178,362

Comprehensive income
Net income	—	—	—	21,782	—	21,782
Foreign currency translation adjustments	—	—	—	—	8,295	8,295

Total comprehensive income						30,077
Stock issued in connection with acquisition	719	18	18,182	—	—	18,200
Stock issued upon exercise of options	60	1	1,088	—	—	1,089
Repurchases of stock	(282)	(7)	(6,674)	—	—	(6,681)
Income tax benefit from stock options exercised	—	—	181	—	—	181

Balance, June 30, 2003	18,018	$450	$69,644	$152,381	$(1,247)	$221,228

Comprehensive income
Net income	—	—	—	33,279	—	33,279
Foreign currency translation adjustments	—	—	—	—	6,578	6,578

Total comprehensive income						39,857
Stock issued upon exercise of options	739	18	13,677	—	—	13,695
Repurchases of stock	(422)	(11)	(17,101)	—	—	(17,112)
Income tax benefit from stock options exercised	—	—	5,305	—	—	5,305

Balance, June 30, 2004	18,335	$457	$71,525	$185,660	$5,331	$262,973

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$33,279	$21,782	$12,239

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,831	8,888	16,042
Amortization of capitalized software	6,705	5,419	4,567
Provision for losses on accounts receivable	3,370	4,831	5,073
Provision for inventory obsolescence	2,002	2,005	1,638
Undistributed earnings from equity investment and minority interests	667	335	529
Provision for deferred income taxes	4,430	2,545	661
Loss on other than temporary decline in investments	800	500	—
Income tax benefit from stock options exercised	5,305	181	380
Legal settlement, net	1,260	—	—
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in accounts receivable	(4,836)	(4,866)	(3,053)
(Increase) decrease in inventories	(5,268)	(120)	(3,143)
(Increase) decrease in prepaid expenses and other assets	1,421	(4,402)	(2,653)
(Decrease) increase in accounts payable	5,483	(2,490)	3,847
Increase (decrease) in accrued expenses and other current liabilities	9,106	4,734	(688)
(Decrease) in income taxes payable	(5,795)	(385)	(27)
Increase in deferred service revenue	4,155	1,447	6,897

Net cash provided by operating activities	71,915	40,404	42,309

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,760)	(5,581)	(5,216)
Proceeds from dispositions of property, plant and equipment	83	132	54
Proceeds from sale of building	—	298	—
Internally developed software costs	(5,178)	(4,581)	(3,034)
Proceeds from sale of subsidiary	—	286	—
Proceeds from settlements related to previous acquisition	—	—	200
Purchase of equity interest in investee	—	—	(51)
Purchases of other investments	(500)	—	—
Net cash paid for acquisitions, minority interests and contingent earn-out payments	—	(28,600)	(4,038)

Net cash (used in) investing activities	(14,355)	(38,046)	(12,085)

Cash flows from financing activities:
Principal payments on line of credit	(11,837)	(31,892)	(17,382)
Proceeds from line of credit	3,847	15,125	31,562
Principal payments on long-term debt	—	—	(3,418)
Principal payments on capital lease obligations	(92)	(194)	(149)
Payment of shareholder loan	(363)	(424)	—
Dividends to minority owners	(166)	(113)	(371)
Proceeds from issuance of stock	13,695	1,090	2,583
Repurchases of stock	(17,112)	(6,681)	(2,610)

Net cash (used in) provided by financing activities	(12,028)	(23,089)	10,215

Effect of exchange rate changes on cash	237	(225)	(257)

Net (decrease) increase in cash and cash equivalents	45,769	(20,956)	40,182
Cash and cash equivalents at beginning of year	45,682	66,638	26,456

Cash and cash equivalents at end of year	$91,451	$45,682	$66,638

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,395	$465	$1,748

Income taxes	$23,243	$15,365	$10,697

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended June 30, 2004, 2003 and 2002
(in thousands)

Supplemental schedule of non-cash financing and investing activities:

In May 2003, the Company purchased the outstanding stock of Datavantage Corporation for total consideration of approximately $52,284. The consideration consisted of $28,600 cash paid at closing, $5,200 cash to be paid 18 months after closing, approximately $284 in transaction costs, and 719,360 whole shares of unregistered MICROS common stock valued at approximately $18,200.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Description of business and summary of significant accounting policies:

Description of business

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, supermarkets, hardware, jewelry, and other specialty items. (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

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

Foreign currency translation

The financial statements of MICROS’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year. The cumulative translation effects are reflected in shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

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

Multiple-element arrangements

The Company enters into transactions that include multiple-element arrangements, which may include any combination of hardware, software and/or services. When some elements are delivered before others in an arrangement and all of the following criteria are met, revenue for the delivered elements is recognized upon delivery of such item. Otherwise, revenue is deferred until the delivery of the last element.

•	Vendor-specific objective evidence (VSOE) of fair value of undelivered elements is established;

•	The functionality of delivered elements is not dependent on the undelivered elements;

•	Delivery of the element(s) represents the culmination of the earning process.

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

Depreciation expense for fiscal years 2004, 2003 and 2002 was $9,211, $8,784 and $7,906, respectively.

Software for internal use

Internally used computer software is capitalized according to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized on a straight-line basis over the estimated life of the software ranging from three to five years.

Warranties

The Company’s products are under warranty for defects in material and workmanship for a period ranging from 12 to 48 months. The Company establishes an accrual for estimated warranty costs at the time of sale. Historically, the Company’s warranty expense has not been material.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Capitalized software development costs

Software development costs, for software products to be licensed to others, incurred before establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization expense for fiscal years 2004, 2003 and 2002 was $6,705, $5,419 and $4,567, respectively.

Research and development costs

Expenditures for research and development not capitalized as described above are charged to operations as incurred.

Long-lived assets

Long-lived assets

The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future cash flows of the underlying business. Impairment is measured by the amount by which fair values are less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. If the Company determines that any of the impairment indicators exist, and these assets are determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination is made. The Company recognized impairment losses for investments of $800 in fiscal year 2004 and $500 in fiscal year 2003.

Intangible assets other than goodwill

Identified intangible assets were valued based on management’s assumptions and other considerations for estimating fair values. These intangible assets are being amortized over their respective useful lives according to the estimated present value of the net earning potential of each asset category. The amortization expense related to intangible assets was $620, $103 and $184 in fiscal years 2004, 2003 and 2002, respectively. The Company did not recognize any impairment losses during the last three fiscal years ended June 30, 2004.

Goodwill

The Company assesses whether goodwill and trademarks are impaired on an annual basis during the first quarter of its fiscal year. Upon determining the existence of goodwill and/or trademark impairment, the Company measures that impairment based on the amount by which the book value of goodwill and/or trademarks exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events of changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired.

The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, the Company

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. MICROS also considers its market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date the analysis is performed.

The Company completed the first step of its annual impairment analysis in the first quarter of fiscal year 2004. As the estimated fair value of the U.S. and international reporting units exceed the carrying values, the Company concluded there was no impairment of goodwill or trademarks. As of June 30, 2004, the net book value of goodwill and trademarks for the U.S. and international reporting units was $59,959 and $10,756, respectively.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires the cessation of amortization for goodwill and indefinite-lived intangible assets. The following table represents the impact of SFAS No. 142 on net income, basic and diluted net income per share had SFAS No. 142 been in effect in fiscal year 2002:

	2004	2003	2002
Net income
Reported net income	$33,279	$21,782	$12,239
Goodwill amortization, net of tax	—	—	5,370

Adjusted net income	$33,279	$21,782	$17,609

Basic net income per common share
Reported net income per common share	$1.82	$1.24	$0.70
Goodwill amortization, net of tax	—	—	0.31

Adjusted basic net income per common share	$1.82	$1.24	$1.01

Diluted net income per common share
Reported net income per common share	$1.73	$1.22	$0.69
Goodwill amortization, net of tax	—	—	0.30

Adjusted diluted net income per common share	$1.73	$1.22	$0.99

Basic	18,245	17,502	17,510
Diluted	19,226	17,838	17,850

Financing costs related to long-term debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in fiscal year 2004 related to the new line of credit agreement, which will be deferred and amortized over two years. The total financing costs expensed in fiscal year 2004 was $236.

Advertising costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2004, 2003 and 2002 were $3,826, $3,217 and $2,832, respectively.

Allowance for doubtful accounts

MICROS maintains allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. These allowances are based on customer payment practices

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense for fiscal years 2004, 2003 and 2002 was $3,196, $4,757 and $4,986, respectively.

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

A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	2004	2003	2002
Average common shares outstanding	18,245	17,502	17,510
Dilutive effect of outstanding stock options	981	336	340

Average common shares outstanding assuming dilution	19,226	17,838	17,850

Basic net income per share	$1.82	$1.24	$0.70

Diluted net income per share	$1.73	$1.22	$.069

As of June 30, 2004, 832,708 whole stock options were excluded in the above reconciliation, as these options were anti-dilutive. In fiscal years 2003 and 2002, 1,639,350 and 1,552,896 whole stock options were excluded, respectively.

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

	2004	2003	2002
Net income — as reported	$33,279	$21,782	$12,239
Add: stock-based compensation expense included in reported net income, net of tax	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(5,364)	(5,838)	(8,579)

Net income — pro forma	$27,915	$15,944	$3,660

Basic net income per share
As reported	$1.82	$1.24	$0.70
Pro forma	$1.53	$0.91	$0.21
Diluted net income per share
As reported	$1.73	$1.22	$0.69
Pro forma	$1.46	$0.89	$0.21

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Recent accounting standards

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of its proposed standard on accounting for stock compensation amending FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The exposure draft would require all grants of employee stock options to be expensed based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 14, 2004. There is continued uncertainty and disagreement among the governing bodies as to how this matter will be addressed. The Company is currently evaluating the impact of the proposed standard.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the Security and Exchange Commission’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answer” issued with SAB 101 that had been codified

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

in SEC Topic 13, “Revenue Recognition.” The adoption of SAB No. 104 and EITF No. 00-21 had no impact on the Company’s consolidated financial statements.

In December 2003, the FASB revised and superseded Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” with FASB Interpretation No. 46-R. FIN No. 46 addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FASB No. 46-R revised interpretation address certain implementation issues. The adoption of FIN No. 46-R had no impact on the Company’s consolidated financial statements.

2.	Acquisitions:

Datavantage

On May 1, 2003, the Company acquired Datavantage Corporation, a privately held software application developer and system integrator specializing in the specialty and apparel retail market, for a total purchase price of approximately $52,284. The consideration consisted of $33,800 in cash ($28,600 paid at closing and $5,200 to be paid 18 months after closing subject to certain holdback rights), approximately $284 in estimated transaction costs and 719,360 shares of MICROS common stock, valued at approximately $18,200.

The total purchase price was allocated as follows:

Current assets	$11,794
Fixed assets	1,520
Deferred income taxes	4,199
Goodwill and intangible assets	45,351
Purchased and internally developed software costs	6,140
Other assets	37
Liabilities assumed	(16,757)

$52,284

Recognition of the excess purchase price of $52,284 over the fair value of the net assets acquired, have been recorded as goodwill as follows:

Book value of net assets	$8,512
Fair value changes:
Intangibles	7,923
Deferred income taxes	(3,102)

Adjusted net assets	13,333
Purchase price	(52,284)

Goodwill	$38,951

Datavantage’s customer relationships were valued at $6,200 and are being amortized over 10 years.

The following fiscal year 2004 audited and fiscal year 2003 unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred as of July 1, 2002. The summary includes adjustments for depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisition, which would have been incurred had such acquisition occurred as of July 1, 2002.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

	2004	2003
Revenue	$487,443	$445,836
Net income	$33,279	$23,089
Net income per common share
Basic	$1.82	$1.32
Diluted	$1.73	$1.29
Weighted-average shares outstanding
Basic	18,245	17,502
Diluted	19,226	17,838

3.	Inventories:

The components of inventories are as follows:

	2004	2003
Raw materials	$5,592	$7,070
Work-in-process	91	146
Finished goods	30,412	24,648

	$36,095	$31,864

The company maintains a reserve for obsolescence for inventory in the amount of $6,380 in fiscal year 2004 and $5,900 in fiscal year 2003.

4.	Property, plant and equipment:

The components of property, plant and equipment are as follows:

	2004	2003	Useful Life
Leasehold improvements	$5,237	$4,246	Lease term
Machinery and equipment	7,155	6,728	5-10 years
Furniture and fixtures	13,180	11,960	7-10 years
Computer hardware and software	52,223	48,176	3-5 years

Total property, plant and equipment	77,795	71,110
Accumulated depreciation and amortization	(58,245)	(50,931)

Net property, plant and equipment	$19,550	$20,179

5.	Line of credit:

On July 17, 2003, the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer $65,000 multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders were granted a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges the stock of certain of its subsidiaries to the Lenders as collateral.

The interest due under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the federal funds rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency,

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require that the Company pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.

The Credit Agreements contain certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends. The Lenders under the Credit Agreements have not alleged any breaches thereunder by MICROS.

The Company also has a credit relationship with a European bank in the amount of EUR 1,000 (approximately $1,220 at the June 30, 2004 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of June 30, 2004, the total outstanding balance on the lines of credit was $2,481 consisting of: ZAR (South African Rand) 4,000 (approximately $650 at the June 30, 2004 exchange rate), SEK (Swedish Krona) 7,500 (approximately $1,000 at the June 30, 2004 exchange rate), and JPY (Japanese Yen) 90,000 (approximately $831 at the June 30, 2004 exchange rate). As of June 30, 2004, the Company had approximately $63,739 available to borrow.

6.	Long-term debt:

As of June 30, 2004 and 2003, the Company had no long-term debt.

7.	Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are as follows:

	2004	2003
Compensation and related taxes	$22,103	$18,030
Commissions	2,411	2,434
Volume rebates	2,231	2,145
Deposits received from customers	10,966	8,035
VAT and sales taxes	3,467	2,373
Payments due for acquisitions	5,200	—
Accrued payables and other	12,315	11,223

	$58,693	$44,240

8.	Commitments and contingencies:

Leases

The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2015 and equipment leases under both operating and capital leases. The capital leases are primarily related to international automobile leases used for sales and installation. Rent expense under these leases for fiscal years 2004, 2003 and 2002 was $14,729, $14,181 and $13,042 respectively.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Future minimum lease payments at June 30, 2004 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

	Operating	Capital
Years ending June 30,	Leases	Leases
2005	$14,866	$139
2006	12,095	99
2007	10,144	53
2008	8,150	11
2009	7,700	3
2010 and thereafter	9,210	—

	$62,165	305

Less: current portion		(139)

Long-term obligations under capital lease		$166

The Company’s worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the “Lease Agreement”) expiring on March 1, 2010, MICROS leases the entire five-story structure consisting of approximately 247,624 square feet. On November 1, 2003, MICROS subleased one of the five floors, consisting of approximately 49,524 square feet, to Motorola, Inc. pursuant to a 77-month sublease (which Motorola may terminate after 60 months).The Company also leases a facility of approximately 75,600 square feet in Hanover, Maryland for warehousing and staging. The Company conducts light assembly, manufacturing, repair and configuration at this location. The lease expires in July 2009 with a termination right first available in July 2006.

The Company’s Datavantage subsidiary recently relocated to new leased space in the Cleveland, Ohio area, where it leases approximately 69,199 square feet of office and warehouse space, from which it conducts the majority of its sales, marketing, customer support, and product development activities. The Datavantage subsidiary also leases approximately 11,457 square feet of office space in the Boston, Massachusetts area, primarily for customer support and research and development activities. The current Cleveland lease expires February 28, 2014, and the current Boston lease expires September 30, 2006.

The Company has purchase commitments of $460 for non-recurring engineering fees for development work. The commitments are due in eighteen to twenty-four months to the vendor if the Company does not meet the agreed upon sales targets. The costs are being amortized in the per unit price charged to the Company.

Legal proceedings

MICROS is and has been involved in legal proceedings arising in the normal course of business. The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

9.	Shareholders’ equity:

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. Since the inception of the re-purchase program, we have incurred approximately $35 in fees related to the program.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

A summary of the cumulative number of shares purchased and retired through June 30, 2004, is as follows:

			Total
	Number of	Average	Purchase
	Shares	Purchase Price	Value
Total shares purchased as of June 30, 2003	378	$24.59	$9,291
Shares purchased from July 1 – Jun 30, 2004	422	$40.56	17,112

Total shares purchased as of June 30, 2004	800	$33.01	$26,403

10.	Stock options:

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant . Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. Currently, all options expire ten years from the date of grant. As of June 30, 2004, the Company has approximately 382,906 authorized options available to grant.

The Company applies the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.

The following table summarizes the status of, and changes in, the Company’s stock option plans :

Years Ended June 30,	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,963		3,755		3,550

Options granted	504	$42.15	416	$21.70	525	$23.96
Options cancelled	(27)	$33.70	(148)	$26.77	(179)	$23.63
Options exercised	(739)	$18.80	(60)	$18.25	(141)	$18.26

Outstanding at end of year	3,701	$29.54	3,963	$25.97	3,755	$26.35

Options exercisable at end of year	2,807	$28.24	2,975	$27.34	2,453	$26.68

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Additional information regarding stock options outstanding at June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Shares	Price	Life (in years)	Shares	Price
$14.78 - $20.05	513	$16.90	4.8	494	$16.80
$20.06 - $22.02	635	$21.26	7.6	422	$21.14
$22.30 - $23.09	540	$23.06	4.3	498	$23.08
$23.11 - $26.81	847	$25.99	5.6	733	$26.12
$28.00 - $42.08	575	$41.40	8.6	114	$39.78
$44.67 - $45.50	45	$45.17	9.7	—	—
$48.88 - $48.88	517	$48.88	5.4	517	$48.88
$52.69 - $56.34	29	$55.56	5.6	29	$55.56

$14.78 - $56.34	3,701	$29.54	6.1	2,807	$28.24

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company’s stock option grants made subsequent to fiscal year 1995. The estimated weighted-average fair value of each option granted in fiscal years 2004, 2003 and 2002 was $21.42, $11.00 and $12.74, respectively. The Company estimated the grant-date fair value of each option awarded in fiscal years 2004, 2003 and 2002 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.7%	3.0%	4.4%
Expected life	5.9 years	6.0 years	5.8 years
Expected volatility	49%	50%	52%
Expected dividend yield	0%	0%	0%

11.	Income taxes:

Pretax accounting income for the years ended June 30 was taxed under the following jurisdictions:

	2004	2003	2002
United States	$28,249	$6,370	$(8,985)
International	29,289	30,825	28,330

	$57,538	$37,195	$19,345

The components of income tax expense are:

	2004	2003	2002
Current:
Federal	$6,084	$1,113	$(5,836)
State	1,304	248	—
Foreign	11,774	11,172	11,752

Total current	19,162	12,533	5,916

Deferred:
Federal	3,789	1,817	2,123
State	622	82	(424)
Foreign	19	646	(1,038)

Total deferred	4,430	2,545	661

Total tax expense	$23,592	$15,078	$6,577

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	2004	2003	2002
At statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.6	0.6	(2.2)
Tax credits	(0.8)	(0.7)	(52.0)
Extraterritorial income exclusion benefit	(1.3)	(4.6)	(1.0)
Effect of tax rates in foreign jurisdictions	5.0	9.5	4.7
Subpart F inclusion	—	—	47.1
Permanent differences	0.7	0.5	2.0
Other	(0.2)	0.2	0.4

Effective tax rate	41.0%	40.5%	34.0%

Except for certain earnings that the Company intends to reinvest indefinitely, a provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. It is currently not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings, were not reinvested indefinitely.

The following summarizes the significant components of the Company’s deferred tax assets and liabilities:

	2004	2003
Bad debt reserves	$2,574	$2,343
Accruals not currently deductible for tax	5,182	4,104
Inventory	1,640	1,438
Net operating loss carryforwards	3,875	5,843
Tax credit carryforwards	1,650	5,854
Purchased in-development software technology write-off	10,045	11,639
Tax impact of technology transfer	8,529	10,262
Other	935	688

Total deferred tax assets	34,430	42,171

Depreciation	(3,637)	(1,953)
Capitalized software development costs	(11,972)	(8,883)
Other	(447)	(1,160)

Total deferred tax liabilities	(16,056)	(11,996)

Valuation allowance	(746)	(2,283)

Net deferred tax asset	$17,628	$27,892

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At June 30, 2004 and 2003, the Company had potential tax benefits of $3,875 and $5,843, respectively, related to both U.S. and foreign net operating loss carryforwards for income tax purposes. The U.S. net operating loss component of the above totals, respective of fiscal years, amounted to $289 and $2,072 with the remainder of $3,586 and $3,771 representing foreign net operating losses. In addition, at June 30, 2004 and 2003, the Company had potential tax benefits of $1,650 and $5,854, respectively, related to U.S. federal tax credits for income tax purposes.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The fiscal year 2004 tax net operating losses and tax credit carryforwards (if not utilized against taxable income) expire as follows:

	Net Operating		Net of
	Loss	Valuation	Valuation
	Carryforwards	Allowance	Allowance
Expire beginning:
June 2006	$29	$(13)	$16
June 2008	247	(246)	1
June 2009	233	—	233
After June 2009	289	(253)	36
Unlimited life	3,077	(234)	2,843

Total	$3,875	$(746)	$3,129

	Tax Credits	Valuation	Net of Valuation
	Carryforwards	Allowance	Allowance
Expire beginning:
June 2006	$1,062	$—	$1,062
After June 2009	588	—	588

Total	$1,650	$—	$1,650

A valuation allowance of $746 and $2,283 has been provided at June 30, 2004 and 2003, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards and tax credits.

During fiscal year 2003 and 2002, the Company entered into intercompany intellectual property sales. The tax impact will be amortized over the intellectual properties’ respective economic useful lives for financial statement purposes.

12.	Other income (expense), net:

Other income (expense) is comprised of the following:

	2004	2003	2002
Foreign exchange (loss) gain, net	$(357)	$(702)	$404
Investment write-down	(800)	(500)	—
Legal settlement, net	1,260	—	—
Other, net	305	(481)	(168)

Total other (expense) income, net	$408	$(1,683)	$236

13.	Related party transactions:

Effective June 30, 1995, and amended February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus. During fiscal years 2004, 2003 and 2002, the Company compensated Mr. Brown $427, $410 and $308, respectively, for consulting services provided to the Company. For fiscal years 2004, 2003 and 2002, part of the compensation that Mr. Brown received was in the form of an annual bonus in the amounts of $177, $160, and $78, respectively. The bonus payments were accrued during the fiscal year that they were earned and paid in the following fiscal year.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

During fiscal year 2002, the Company paid J. Alan Hayman $1,596 for an earn-out payment obligation as part of the 1999 acquisition by MICROS of Stanley Hayman and Company, Inc. and Micros of South Florida, Inc., each entity in which he was a 46.5% shareholder. There are no additional earn-out payments required. During fiscal years 2003 and 2002, the Company paid a real estate partnership $146 and $427, respectively, for the rental of the Laurel, Maryland facilities. J. Alan Hayman, Executive Vice President, Restaurant Sales and Strategies, holds a 50% interest in the partnership. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expired on December 31, 2002, and was not renewed.

14.	Employee benefit plans:

The Company sponsors two employee savings plans, which conform to the provisions of Section 401(k) of the Internal Revenue Code. The Plans covers substantially all full-time employees and also part-time employees in the United States and allow employees to voluntarily defer up to the government maximum per year of their income through contributions to the Plans. The Plan for corporate employees matches 50% of the first 5% of each participating employee’s voluntary contributions. The Plan for Datavantage matches 25% of the first 6% of each participating employee’s voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion.

Company contributions made during the years ended June 30, 2004, 2003 and 2002 totaled $1,315, $924 and $1,278, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits.

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

A summary of the Company’s operating segments is as follows:

	Years Ended June 30,
	2004	2003	2002
Revenues (1):
United States	$293,922	$233,141	$212,497
International	262,996	229,765	209,670
Intersegment eliminations	(69,475)	(57,049)	(49,674)

Total revenues	$487,443	$405,857	$372,493

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$35,680	$16,869	$(2,754)
International	76,777	61,993	54,323
Intersegment eliminations	(54,919)	(41,667)	(32,224)

Total income before taxes, minority interests and equity in net earnings of affiliates	$57,538	$37,195	$19,345

Identifiable assets (2):
United States	$232,577	$186,748	$133,653
International	186,315	183,267	179,177

Total identifiable assets	$418,892	$370,015	$312,830

Capital expenditures (2):
United States	$5,032	$2,118	$3,160
International	3,728	3,463	2,056

Total capital expenditures	$8,760	$5,581	$5,216

Depreciation and amortization (2):
United States	$5,846	$5,381	$9,982
International	3,985	3,507	6,060

Total depreciation and amortization	$9,831	$8,888	$16,042

(1)	Amounts based on the location of the customer.

(2)	Amounts based on the location of the selling entity.

MICROS products are distributed in the U.S. and internationally, primarily in Europe, the Pacific Rim, and Latin America through subsidiaries, independent dealers/distributors and Company-owned sales and service offices. The Company’s principal customers are lodging, food service-related businesses, specialty retail, and entertainment venues. No single customer accounts for 10% or more of the Company’s consolidated revenues.

Geographic revenue information for the three years ended June 30, 2004 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Intangible assets are not included below.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Revenues from unaffiliated customers by geographic location are as follows:

	2004	2003	2002
United States	$267,065	$213,808	$196,596
International	220,378	192,049	175,897

Net revenue	$487,443	$405,857	$372,493

Long-lived assets by geographic location are as follows:

	2004	2003	2002
United States	$12,922	$13,370	$14,786
International	6,628	6,809	6,681

Total long-lived assets	$19,550	$20,179	$21,467

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

16.	Quarterly financial information (unaudited):

Quarterly financial information for fiscal years 2004 and 2003 is presented in the following tables:

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Revenue	$106,417	$117,254	$120,967	$142,805

Gross margin	$52,135	$61,072	$62,126	$73,776

Income from operations	$8,082	$13,353	$12,798	$22,601

Net income	$4,747	$8,571	$7,516	$12,445

Basic net income per common share	$0.26	$0.47	$0.41	$0.68

Diluted net income per common share	$0.25	$0.45	$0.39	$0.64

Stock Prices (in dollars)
High	$38.00	$44.80	$48.50	$47.97
Low	$32.45	$33.97	$42.18	$41.45

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	*Quarter
Revenue	$87,755	$97,045	$98,889	$122,168

Gross margin	$41,413	$47,575	$47,379	$62,193

Income from operations	$5,036	$8,516	$9,513	$15,258

Net income	$2,695	$4,931	$5,369	$8,786

Basic net income per common share	$0.15	$0.28	$0.31	$0.49

Diluted net income per common share	$0.15	$0.28	$0.31	$0.48

Stock Prices (in dollars)
High	$27.94	$24.81	$23.90	$35.34
Low	$21.71	$18.53	$20.26	$24.04

*	Fourth quarter of fiscal year 2003 includes the acquisition of Datavantage.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended June 30, 2004, 2003 and 2002 (in thousands)

	Balance at	Charged				Balance
	beginning	To				at end
Description	of period	expense	Deductions		Other (1)	of period
Year ended June 30, 2004:
Allowance for doubtful accounts	$10,648	$3,370	$1,062		$(1,053)	$11,903
Reserve for inventory obsolescence	5,900	2,002	272	(2)	(1,250)	6,380

	$16,548	$5,372	$1,334		$(2,303)	$18,283

Year ended June 30, 2003:
Allowance for doubtful accounts	$8,981	$4,831	$1,935		$(1,229)	$10,648
Reserve for inventory obsolescence	4,957	2,005	928	(2)	(134)	5,900

	$13,938	$6,836	$2,863		$(1,363)	$16,548

Year ended June 30, 2002:
Allowance for doubtful accounts	$7,508	$5,073	$2,569		$(1,031)	$8,981
Reserve for inventory obsolescence	4,236	1,638	1,529	(2)	612	4,957

	$11,744	$6,711	$4,098		$(419)	$13,938

(1)	Primarily related to foreign currency translation.

(2)	Material scrapped or otherwise disposed.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date: 9-13-04	By:	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President, Finance and
Administration/Chief Financial Officer

Date: 9-13-04	By:	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title
/s/ A. L. Giannopoulos	Chairman, President and	9-13-04
A. L. Giannopoulos	Chief Executive Officer

/s/ Gary C. Kaufman	Executive Vice President	9-13-04
Finance and Administration
Gary C. Kaufman	Chief Financial Officer

/s/ Louis M. Brown, Jr. Louis M. Brown, Jr.	Director and Vice Chairman of the Board	9-13-04

/s/ B. Gary Dando Gary Dando	Director	9-13-04

/s/ John G. Puente John G. Puente	Director	9-13-04

/s/ Dwight S. Taylor Dwight S. Taylor	Director	9-13-04

/s/ William S. Watson William S. Watson	Director	9-13-04

CERTIFICATIONS

     I, A.L. Giannopoulos, certify that:

     1. I have reviewed this Annual Report on Form 10-K of MICROS Systems, Inc. (the “Registrant”);

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

     4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) [clause omitted pursuant to SEC Release Nos. 33-8392 and 34-49313] for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) [paragraph omitted pursuant to SEC Release Nos. 33-8392 and 34-49313];

          c) evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

     5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

By:	/s/ A.L. Giannopoulos
A.L. Giannopoulos
Chairman, President and
Chief Executive Officer

Date: September 13, 2004

     I, Gary C. Kaufman, certify that:

     1. I have reviewed this Annual Report on Form 10-K of MICROS Systems, Inc. (the “Registrant”);

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

     4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) [clause omitted pursuant to SEC Release Nos. 33-8392 and 34-49313] for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) [paragraph omitted pursuant to SEC Release Nos. 33-8392 and 34-49313];

          c) evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

     5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

By:	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration,
and Chief Financial Officer

Date: September 13, 2004

Certification of Principal Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

     I, A.L. Giannopoulos, Chairman, President and Chief Executive Officer of MICROS Systems, Inc. (“Registrant”), certify that to the best of my knowledge, based upon a review of the annual report on Form 10-K for the fiscal year ended June 30, 2004 of the Registrant (the “Report”):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ A.L. Giannopoulos

Name:	A.L. Giannopoulos
Date:	September 13, 2004

Certification of Principal Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

     I, Gary C. Kaufman, Executive Vice President of Finance and Administration and the Chief Financial Officer of MICROS Systems, Inc. (“Registrant”), certify that to the best of my knowledge, based upon a review of the annual report on Form 10-K for the fiscal year ended June 30, 2004 of the Registrant (the “Report”):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Gary C. Kaufman
Name:	Gary C. Kaufman
Date:	September 13, 2004

EXHIBIT INDEX

3(i).	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(iii).	By-laws of the Company, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.

10a1.	Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2.	First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10b3.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10b4.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

10b5.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

10b6.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

10b7.	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

10c.	Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc.,

Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d.	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e.	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10f.	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10g.	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10h.	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10i.	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10j.	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10k.	Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10l.	First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10m.	Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10n.	Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10o.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10p.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10q.	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10o above, as text is identical)

10r.	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10p above, as text is identical).

10s.	Credit Agreement, dated as of July 17, 2003, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., and MICROS-Fidelio Worldwide, Inc. (Borrowers), and Bank Of America, N.A., Wachovia Bank, National Association and US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10t.	Credit Agreement, dated As Of July 17, 2003, Among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., Merchants Information Solutions, Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. De C.V., MICROS Systems Holding GmbH, MICROS-Fidelio Software Deutschland GmbH, Indatec GmbH & Co. Kg., MICROS-Fidelio Software GmbH & Co. Kg., MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., And Hotelbk, A.B., and Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10u.	Security Agreement, dated As Of July 17, 2003, By and Among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., MICROS-Fidelio Worldwide, Inc. (Borrowers) And Bank Of America, N.A., Wachovia Bank, National Association And Us Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

14.	Code of Ethics and Business Practices

21.	Subsidiaries of the Company

23.	Consent of Independent Registered Public Accounting Firm

31.	Certifications

32.	Section 1350 Certifications