Form 10-Q
period 2004-09-30
MICROS SYSTEMS INC
filed 2004-11-09
CIK 320345

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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

YES ☒           NO ☐

At the close of business on October 31, 2004, there were issued and outstanding 18,509,797 shares of Registrant’s Common Stock at $.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2004

Part I - Financial Information

Item 1.             Financial Statements

General

The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as “MICROS” or the “Company”).  In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented.  The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (Unaudited, in thousands, except per share data)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$98,952	$91,451
Accounts receivable, net of allowance for doubtful accounts of $12,733 at September 30, 2004 and $11,903 at June 30, 2004	102,162	101,367
Inventories, net of allowance for obsolescence of $6,704 at September 30, 2004 and $6,380 at June 30, 2004	38,273	36,095
Deferred income taxes	9,905	9,396
Prepaid expenses and other current assets	16,685	16,242
Total current assets	265,977	254,551

Property, plant and equipment, net of accumulated depreciation and amortization of $60,398 at September 30, 2004 and $58,245 at June 30, 2004	20,150	19,550
Deferred income taxes, non-current	24,393	24,288
Goodwill, net of accumulated amortization of $29,070 at September 30, 2004 and $28,687 at June 30, 2004	70,813	70,715
Intangible assets, net of accumulated amortization of $2,469 at September 30, 2004 and $2,291 at June 30, 2004	5,321	5,476
Purchased and internally developed software costs, net of accumulated amortization of $32,569 at September 30, 2004 and $30,484 at June 30, 2004	41,226	41,112
Other investments	413	415
Other assets	2,664	2,785

Total assets	$430,957	$418,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,493	$2,481
Current portion of capital lease obligations	181	139
Accounts payable	24,473	29,681
Accrued expenses and other current liabilities	53,081	58,693
Income taxes payable	2,351	1,541
Deferred income taxes	333	512
Deferred service revenue	53,596	43,019
Total current liabilities	136,508	136,066

Capital lease obligations, net of current portion	167	166
Deferred income taxes, non-current	15,547	15,544
Other non-current liabilities	1,431	1,401
Commitments and contingencies
Minority interests	2,881	2,742

Shareholders’ equity:
Common stock, $0.025 par; authorized 50,000 shares; issued and outstanding 18,411 at September 30, 2004 and 18,335 at June 30, 2004	459	457
Capital in excess of par	70,545	71,525
Retained earnings	195,321	185,660
Accumulated other comprehensive income	8,098	5,331
Total shareholders’ equity	274,423	262,973

Total liabilities and shareholders’ equity	$430,957	$418,892

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Revenue:
Hardware	$39,301	$33,946
Software	22,878	17,838
Service	67,783	54,633
Total revenue	129,962	106,417

Cost of sales:
Hardware	26,211	23,742
Software	5,169	5,004
Service	33,448	25,536
Total cost of sales	64,828	54,282

Gross margin	65,134	52,135

Selling, general and administrative expenses	41,068	35,562
Research and development expenses	6,711	6,174
Depreciation and amortization	2,401	2,317
Total operating expenses	50,180	44,053

Income from operations	14,954	8,082

Non-operating income (expense):
Interest income	352	239
Interest expense	(49)	(189)
Other income, net	126	105
Total non-operating income	429	155

Income before taxes, minority interests and equity in net earnings of affiliates	15,383	8,237

Income tax provision	5,538	3,336

Income before minority interests and equity in net earnings of affiliates	9,845	4,901

Minority interests and equity in net earnings of affiliates	(184)	(154)

Net income	$9,661	$4,747

Net income per common share:
Basic	$0.53	$0.26
Diluted	$0.50	$0.25

Weighted-average number shares outstanding:
Basic	18,334	18,036
Diluted	19,309	18,940

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2004

 (Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2004	18,335	$457	$71,525	$185,660	$5,331	$262,973
Comprehensive income:
Net income	—	—	—	9,661	—	9,661
Foreign currency translation adjustments	—	—	—	—	2,767	2,767
Total comprehensive income	—	—	—	9,661	2,767	12,428
Stock issued upon exercise of options	244	6	4,404	—	—	4,410
Repurchases of stock	(168)	(4)	(7,881)	—	—	(7,885)
Income tax benefit from stock options exercised	—	—	2,497	—	—	2,497
Balance, September 30, 2004	18,411	$459	$70,545	$195,321	$8,098	$274,423

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Condensed and unaudited, in thousands)

	Three Months Ended September 30,
	2004	2003

Net cash flows provided by operating activities:	$15,122	$11,027

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,603)	(1,652)
Proceeds from dispositions of property, plant and equipment	3	1
Purchases of other investments	—	(500)
Internally developed software	(1,352)	(1,408)
Net cash used in investing activities	(3,952)	(3,559)

Cash flows from financing activities:
Principal payments on line of credit	—	(2,814)
Proceeds from lines of credit	19	3,000
Principal payments on shareholder loan	—	(363)
Principal payments on capital lease obligations	(33)	(23)
Dividends to minority owners	(92)	(46)
Repurchases of stock	(7,885)	(3,860)
Proceeds from issuance of stock	4,410	3,244
Net cash used in financing activities	(3,581)	(862)

Effect of exchange rate changes on cash	(88)	(28)

Net increase in cash and cash equivalents	7,501	6,578

Cash and cash equivalents at beginning of period	91,451	45,682
Cash and cash equivalents at end of period	$98,952	$52,260

The accompanying notes are an integral part of the consolidated financial statements.

1.                                       Basis of Presentation

The accompanying consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein.  The results for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.  Certain amounts previously reported have been reclassified to conform to current year presentation.

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

	Three Months Ended September 30,
	2004	2003
Net income - as reported	$9,661	$4,747
Add: stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,378)	(1,268)
Net income - pro forma	$8,283	$3,479

Basic net income per share
As reported	$0.53	$0.26
Pro forma	$0.45	$0.19

Diluted net income per share
As reported	$0.50	$0.25
Pro forma	$0.43	$0.18

The weighted average fair value of each option granted for the first quarter of fiscal 2005 and 2004 was $22.33 and $17.26, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2004	2003
Risk-free interest rate	3.8%	3.8%
Expected life	6.0 years	6.0 years
Expected volatility	48%	50%
Expected dividend yield	0%	0%

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

3.                                       Inventories

The components of inventories are as follows:

	September 30, 2004	June 30, 2004
Raw materials	$6,213	$5,592
Work-in-process	60	91
Finished goods	32,000	30,412
	$38,273	$36,095

The Company maintains a reserve for obsolescence for inventory in the amount of $6,704 at September 30, 2004 compared to $6,380 at June 30, 2004.

4.                                       Recent accounting standards

In June 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled Fair Value Measurements that provides guidance on how to measure fair value of assets and liabilities.  The objective is to increase the consistency, reliability, and comparability of fair value measurements in applying general accepted accounting principles.  Valuation techniques consistent with the market approach, income approach and cost approach are to be considered for purposes of estimating fair value.  The proposed effective date is for financial statements issued for fiscal years beginning after June 15, 2005 and interim periods within those years, with earlier application encouraged.  The Company is currently evaluating the impact of the proposed standard.

In March 2004, the FASB issued an exposure draft of its proposed standard on accounting for stock compensation amending FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  The exposure draft would require all grants of employee stock options to be expensed based on their fair values.  The FASB expects to issue a final standard by December 31, 2004 that would be effective for public companies for interim and annual periods beginning after June 15, 2005.  There is continued uncertainty and disagreement among the governing bodies as to how this matter will be addressed.  The Company is currently evaluating the impact of the proposed standard.

5.                                       Net income per share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,
	2004	2003

Net income	$9,661	$4,747

Average common shares outstanding	18,334	18,036
Dilutive effect of outstanding stock options	975	904
Average common shares outstanding assuming dilution	19,309	18,940

Basic net income per share	$0.53	$0.26
Diluted net income per share	$0.50	$0.25

Anti-dilutive weighted shares excluded from reconciliation	546	671

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

A summary of the Company’s operating segments is as follows:

	Three Months Ended September 30,
	2004	2003
Revenues (1):
United States	$70,926	$63,427
International	76,238	57,087
Intersegment eliminations	(17,202)	(14,097)
Total revenues	$129,962	$106,417

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$6,042	$3,523
International	22,780	15,829
Intersegment eliminations	(13,439)	(11,115)
Total income before taxes, minority interests and equity in net earnings of affiliates	$15,383	$8,237

	September 30,	June 30,
	2004	2004
Identifiable assets (2):
United States	$225,270	$232,577
International	205,687	186,315
Total identifiable assets	$430,957	$418,892

(1)          Amounts based on the location of the customer.

(2)          Amounts based on the location of the selling entity.

7.                                       Shareholders’ Equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock.  A summary of the cumulative number of whole shares purchased through September 30, 2004, is as follows:

	Whole Shares	Average Purchase Price	Principal
Total shares purchased as of June 30, 2004	799,731	$33.01	$26,403
Shares purchased from July 1 – September 30, 2004	167,324	$47.12	7,885
Total shares purchased as of September 30, 2004	967,055	$35.46	$34,288

8.                                       Subsequent Event

On October 20, 2004, MICROS filed with the Securities and Exchange Commission its Proxy Statement (the “Proxy”) in connection with its Annual Meeting of Stockholders scheduled to be held on November 19, 2004.  In its Proxy, the Company seeks shareholder approval with respect to the following three items: (1) the election of six directors to serve for a one-year term; (2) the approval of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the 2005 fiscal year; and (3) the approval of an amendment to the Company’s 1991 Stock Option Plan, which serves to authorize the issuance of an additional 600,000 shares of Common Stock under the Option Plan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

The following should be read in conjunction with MICROS’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

MICROS is a leading global provider of software and hardware systems, and associated goods and services, primarily to the hospitality industry and the specialty retail industry.  MICROS’s products include hotel information systems (e.g., property management systems, sales and catering systems, central reservation systems, and customer information systems), restaurant information systems (e.g., hospitality-oriented point-of-sale systems, specialized computer hardware, back office applications, and some centrally hosted applications), and specialty retail systems (e.g., retail-oriented point-of-sale systems, and loss prevention applications).  MICROS also provides services related to its products, including, e.g., installation, training, maintenance and support, custom development, and software hosting.   Over 150,000 MICROS restaurant information systems are currently installed in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 130 countries, and on all seven continents.   In addition, MICROS has provided hotel information systems to more than 15,000 hotels worldwide, and retail systems to more than 50,000 specialty retail stores worldwide.  MICROS distributes its products and services directly and through its branch and subsidiary offices, as well as through a network of independent dealers and distributors.

MICROS operates in highly competitive markets.  MICROS’s products and services compete with those of numerous other third-party providers of hardware, software, and services geared toward the hospitality and retail industries, as well as systems developed and maintained by the customers themselves.  MICROS believes that its competitive strengths include its established global distribution and service network, its commitment to research and development, and the breadth of its product lines and services.

Over the most recent quarter, as detailed below, MICROS experienced growth in revenue and in net income.  The increases in revenue reflected some large major account installations of hotel information systems and restaurant information systems, both in the US and internationally, improved sales of the MICROS Workstation 4 proprietary hardware platform, and an increase in support and installation revenues commensurate with increases in the overall customer base.  In addition to the Company’s overall revenue growth, the increase in net income reflected, in part, improved gross margins, reduction in selling, general, and administrative expenses as a percentage of sales, and a decrease in the Company’s consolidated income tax rate, offset in part by additional administrative expenses associated with MICROS’s implementation of procedures mandated by section 404 of the Sarbanes-Oxley Act.

Results of Operations – Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

MICROS recorded diluted net income of $0.50 per common share in the first quarter of fiscal year 2005, compared with diluted net income of $0.25 per common share in the first quarter of fiscal year 2004.  As described more fully below, the increase was primarily due to increased sales volume partly due to improved market conditions and various roll out programs currently in progress.  It was also due to the decrease in the consolidated income tax rate.

An analysis of the change in revenues is as follows ($ in thousands):

	U.S. Three Months Ended September 30,		International Three Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Hardware	$23,629	$21,247	$15,672	$12,699
Software	10,586	8,848	12,292	8,990
Service	35,207	28,441	32,576	26,192
Total Revenue	$69,422	$58,536	$60,540	$47,881

An analysis of the sales mix as a percentage of total revenue is as follows:

	Three Months Ended September 30,
	2004	2003
Hardware	30.2%	31.9%
Software	17.6%	16.8%
Service	52.2%	51.3%
Total	100.0%	100.0%

The Company’s total revenues increased $23.5 million to $130.0 million in the first quarter of fiscal year 2005 compared to $106.4 million in the first quarter of fiscal year 2004.  Of this increase, the U.S. reporting unit accounted for $10.9 million while the international reporting unit accounted for $12.6 million.  The increase in the U.S. was mainly due to sales from large major account installations in both the point-of-sale and property management system channels.  The increase in the international reporting unit was primarily due to large installations of  3700 software.

Hardware revenues increased primarily due to the continuing increase in sales volume of the Workstation 4 and third party hardware.  The increase in Workstation 4 was offset, to a degree, by a decrease in the sale of PC Workstations in connection with the slow down of a major customer rollout program. Software revenues increased primarily from the sale of point-of -sale and property management software products, including 3700, 9700 and Opera software.  Service revenues increased in the three months ended September 30, 2004 primarily due to increased support revenues and increased installation revenues from the continued expansion of our customer base.

An analysis of the change in cost of sales is as follows ($ in thousands):

	Three Months Ended September 30,
	2004	2003
Hardware	$26,211	$23,742
Software	5,169	5,004
Service	33,448	25,536
Total cost of sales	$64,828	$54,282

For the three months ended September 30, 2004, total cost of sales, as a percentage of revenue, decreased to 49.9% from 51.0% in the prior fiscal year.  Cost of sales for hardware, as a percentage of related revenue, decreased to 66.7% in three months ended September 30, 2004 compared to 69.9% for the same quarter a year earlier mainly due to the increase in the sale of the Workstation 4, which generates higher margins.  Software costs, as a percentage of related revenue, decreased to 22.6% from 28.1% in the prior year primarily due to large sales of the 9700 software product.  Service costs as a percentage of related revenue increased to 49.3% compared to 46.7% for the same quarter a year earlier, mainly due to increased labor and travel costs associated with large hotel roll outs.

Selling, general and administrative expenses increased by $5.5 million or 15.5% in the three months ended September 30, 2004, compared to the same period last year.  The U.S and foreign reporting units contributed $4.7 million of this increase due to increases in salaries and related expenses.  The remaining $0.8 million increase was mainly due to an increase in expenses related to Sarbanes-Oxley Section 404 preparations.  As a percentage of revenue, selling, general and administrative expenses decreased slightly to 31.6% in the three months ended September 30, 2004 from 33.4% in the same period last year.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  In the three months ended September 30, 2004, R&D expenses increased $0.5 million, or 8.7%, compared to the same period last year.  The increase was primarily due to Datavantage’s development of Xstore, which is a Java-based POS product.  As a percentage of revenue, R&D expenses decreased to 5.2% in three months ended September 30, 2004 compared to 5.8% in the same period last year.  Capitalized software development costs decreased slightly in the first quarter of fiscal year 2005 compared to the same period last year.  A comparative summary of R&D activities is as follows ($ in thousands):

	Three Months Ended September 30,
	2004	2003	$Change
Total R&D	$8,063	$7,582	$481
R&D capitalization	(1,352)	(1,408)	56
Total R&D expenses	$6,711	$6,174	$537

Depreciation and amortization expense increased slightly by $0.1 million or 3.6% in the three months ended September 30, 2004 compared to the same period last year.

Income from operations for the first quarter of fiscal year 2005 was $15.0 million, or 11.5% of revenue, compared to $8.1 million, or 7.6% of revenue, in the first quarter of fiscal year 2004 mainly due to the overall increase in sales volume in all business aspects of the Company.

Non-operating income increased $0.2 million to $0.4 million in the first quarter of fiscal year 2005 primarily due to the increase in interest income.

Income before taxes increased $7.2 million to $15.4 million in the first quarter of fiscal year 2005 compared to $8.2 million in the previous year.  The U.S. reporting unit accounted for the $5.3 million increase, and the foreign reporting unit represented $1.9 million of the total increase.  The U.S. reporting unit increase was mainly due to increased sales volume.

The effective tax rate for the first quarter of fiscal year 2005 and 2004 was 36.0% and 40.5%, respectively.  The decrease was a direct result of consolidating functions and activities in jurisdictions where the mix of earnings is subjected to a lower than average tax rate.  The Company estimates that the 2005 fiscal year end tax rate to be between 36% and 36.5%.

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

Long-lived assets

Long-lived assets

The Company periodically evaluates the recoverability of long-lived assets, including intangibles, whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future cash flows of the underlying business. Impairment is measured by the amount by which fair values are less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. If the Company determines that any of the impairment indicators exist, and these assets are determined to be impaired, an adjustment to write down the long-lived assets would be charged to income in the period such determination is made.  The Company did not recognize any impairment losses for investments during the first quarter of fiscal year 2005.

Intangible assets other than goodwill

Identified intangible assets were valued based on management’s assumptions and other considerations for estimating fair values. These intangible assets are being amortized over their respective useful lives according to the estimated present value of the net earning potential of each asset category. The amortization expense related to intangible assets was $0.2 in the first quarter of fiscal 2005 and in fiscal year 2004.  The Company did not recognize any impairment loss during the three months ended September 30, 2004.

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

The Company completed the first step of its annual impairment analysis in the first quarter of fiscal year 2005.  As the estimated fair value of the U.S. and international reporting units exceed the carrying values, the Company concluded there was no impairment of goodwill or trademarks.  As of September 30, 2004, the net book value of goodwill and trademarks for the U.S. and international reporting units was $59.9 million and $10.9 million, respectively.

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

Liquidity and Capital Resources

On July 17, 2003, the Company (and its subsidiaries) entered into two new credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July

31, 2005.  The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N. A., and US Bank.  Simultaneously upon entering into the Credit Agreements, the Company entered into: (i) a security agreement, pursuant to which the Lenders were granted a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which the Company pledges the stock of certain of its subsidiaries to the Lenders as collateral.

The interest rate under the Credit Agreements is calculated as follows: (i) if the advance is made in U.S. dollars, the greater of the federal funds rate, plus 50 basis points, or the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters; and (ii) if the advance is made in a foreign currency, the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Credit Agreements also require that the Company pay immaterial commitment fees on the unused portion of the line of credit to the Lenders.

The Credit Agreements contain certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends.  The Company has not been in default under the Credit Agreement or requested a waiver from the Lenders with respect to any provision thereof.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the September 30, 2004 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of September 30, 2004, the total outstanding balance on the lines of credit is $2.5 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.6 million at the September 30, 2004 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.1 million at the September 30, 2004 exchange rate), and JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the September 30, 2004 exchange rate).  As of September 30, 2004, the Company has approximately $63.7 million of borrowing capacity under the credit agreements and Euro-denominated Facility.

Net cash provided by operating activities for the first quarter of fiscal year 2005 was $15.3 million versus net cash provided by operating activities of $11.0 million for fiscal year 2004.   The Company used $4.0 million for investing activities for the purchase of property, plant, and equipment and internally developed software.  The Company used $3.6 million for financing activities, consisting primarily of proceeds from the issuance of stock of $4.4 million offset by $7.9 million in the repurchase of the Company’s stock.  All cash is being held for the operation and expansion of the business and the repurchase of the Company’s stock.

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

Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties.  Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates or projections.  Some of the additional risks and uncertainties are: political and world instability created by the threat of subsequent terrorist attacks, which gravely impacts the travel and tourism industries; product demand and market acceptance, including demand and acceptance for the new OPERA products; implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; risks and uncertainties associated with the Company’s recent acquisition of Datavantage; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and managing expenses, including those over which the Company exercises little or no control, such as health care costs.  These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004.

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2004

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

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Issuer Purchases of Equity Securities (1)

	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2004	55,316	$45.14	55,316	144,953
August 1 – 31, 2004	58,377	$46.15	58,377	86,576
September 1 – 30, 2004	53,631	$50.23	53,631	32,945
Total	167,324	$47.12	167,324	32,945

(1) In fiscal year 2002, the Board of Directors of the Company authorized the purchase of up to one million shares of the Company’s common stock.  As of September 30, 2004, the Company has purchased 967,055 shares in the open market.

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

32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

Report on Form 8-K was filed on August 26, 2004, regarding the release of financial results for the fiscal year ended June 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

November 9, 2004	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

November 9, 2004	/s/	Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller