Form 10-Q
period 2004-12-31
MICROS SYSTEMS INC
filed 2005-02-09
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

YES ☒           NO ☐

As of January 31, 2005, there were 37,847,280 shares (after stock split) of the Registrants Common Stock, $0.0125 par value, issued & outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended December 31, 2004

Part I - Financial Information

Item 1.           Financial Statements

General

The financial information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as “MICROS” or the “Company”).  In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented.  The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (Unaudited, in thousands)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$106,681	$91,451
Accounts receivable, net of allowance for doubtful accounts of $14,861 at December 31, 2004 and $11,903 at June 30, 2004	108,692	101,367
Inventories, net of allowance for obsolescence of $6,759 at December 31, 2004 and $6,380 at June 30, 2004	41,965	36,095
Deferred income taxes	10,463	9,396
Prepaid expenses and other current assets	32,861	16,242
Total current assets	300,662	254,551

Property, plant and equipment, net of accumulated depreciation and amortization of $64,517 at December 31, 2004 and $58,245 at June 30, 2004	20,326	19,550
Deferred income taxes, non-current	24,887	24,288
Goodwill, net of accumulated amortization of $30,472 at December 31, 2004 and $28,687 at June 30, 2004	71,228	70,715
Intangible assets, net of accumulated amortization of $2,701 at December 31, 2004 and $2,291 at June 30, 2004	5,166	5,476
Purchased and internally developed software costs, net of accumulated amortization of $34,776 at December 31, 2004 and $30,484 at June 30, 2004	42,151	41,112
Other investments	410	415
Other assets	2,078	2,785

Total assets	$466,908	$418,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,729	$2,481
Current portion of capital lease obligations	184	139
Accounts payable	26,481	29,681
Accrued expenses and other current liabilities	55,442	58,693
Income taxes payable	4,826	1,541
Deferred income taxes	1,202	512
Deferred service revenue	44,484	43,019
Total current liabilities	135,348	136,066

Capital lease obligations, net of current portion	142	166
Deferred income taxes, non-current	15,537	15,544
Other non-current liabilities	1,493	1,401

Commitments and contingencies

Minority interests	2,865	2,742

Shareholders’ equity:
Common stock, $0.0125 par; authorized 50,000 shares; issued and outstanding 37,710 at December 31, 2004 and 36,670 at June 30, 2004 (1)	471	457
Capital in excess of par	87,079	71,525
Retained earnings	207,074	185,660
Accumulated other comprehensive income	16,899	5,331
Total shareholders’ equity	311,523	262,973

Total liabilities and shareholders’ equity	$466,908	$418,892

(1)  See Footnote 1 – Basis of Presentation

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Hardware	$42,631	$34,300	$81,933	$68,246
Software	23,544	19,975	46,421	36,764
Service	75,755	62,979	143,538	118,661
Total revenue	141,930	117,254	271,892	223,671

Cost of sales:
Hardware	29,381	24,717	55,592	48,457
Software	6,092	4,507	11,261	8,840
Service	35,366	26,958	68,814	53,167
Total cost of sales	70,839	56,182	135,667	110,464

Gross margin	71,091	61,072	136,225	113,207

Selling, general and administrative expenses	44,790	38,129	85,858	73,691
Research and development expenses	6,951	7,160	13,662	13,334
Depreciation and amortization	2,544	2,430	4,946	4,747
Total operating expenses	54,285	47,719	104,466	91,772

Income from operations	16,806	13,353	31,759	21,435

Non-operating income (expense):
Interest income	579	274	932	514
Interest expense	(182)	(508)	(231)	(698)
Other income, net	508	1,535	634	1,640
Total non-operating income	905	1,301	1,335	1,456

Income before taxes, minority interests and equity in net earnings of affiliates	17,711	14,654	33,094	22,891

Income tax provision	5,714	5,935	11,252	9,271

Income before minority interests and equity in net earnings of affiliates	11,997	8,719	21,842	13,620

Minority interests and equity in net earnings of affiliates	(244)	(148)	(428)	(302)

Net income	$11,753	$8,571	$21,414	$13,318

Net income per common share (1):
Basic	$0.32	$0.24	$0.58	$0.37
Diluted	$0.30	$0.22	$0.55	$0.35

Weighted-average number shares outstanding (1):
Basic	37,219	36,354	36,942	36,213
Diluted	39,630	38,319	39,186	38,117

(1)  See Footnote 1 – Basis of Presentation

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 31, 2004

(Unaudited, in thousands)

	Common Stock		Capital in Excess	Retained	Accumulated Other Comprehensive
	Shares (1)	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2004	36,670	$457	$71,525	$185,660	$5,331	$262,973
Comprehensive income:
Net income	—	—	—	21,414	—	21,414
Foreign currency translation adjustments	—	—	—	—	11,568	11,568
Total comprehensive income	—	—	—	21,414	11,568	32,982
Stock issued upon exercise of options	1,410	18	15,102	—	—	15,120
Repurchases of stock	(370)	(4)	(8,748)	—	—	(8,752)
Income tax benefit from stock options exercised	—	—	9,200	—	—	9,200
Balance, December 31, 2004	37,710	$471	$87,079	$207,074	$16,899	$311,523

(1)  See Footnote 1 – Basis of Presentation

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Condensed and unaudited, in thousands)

	Six Months Ended December 31,
	2004	2003

Net cash flows provided by operating activities:	$17,428	$30,284

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,104)	(3,128)
Proceeds from dispositions of property, plant and equipment	—	3
Internally developed software	(2,874)	(2,322)
Purchases of other investments	—	(500)
Net cash used in investing activities	(7,978)	(5,947)

Cash flows from financing activities:
Principal payments on lines of credit	(17)	(11,544)
Proceeds from lines of credit	25	3,279
Principal payments on pre-acquisition shareholder loan	—	(363)
Principal payments on capital lease obligations	(61)	(48)
Dividends to minority owners	(283)	(161)
Repurchases of stock	(8,752)	(6,837)
Proceeds from issuance of stock from option exercises	15,120	7,153
Net cash provided by (used in) financing activities	6,032	(8,521)

Effect of exchange rate changes on cash	(252)	(210)

Net increase in cash and cash equivalents	15,230	15,606

Cash and cash equivalents at beginning of period	91,451	45,682

Cash and cash equivalents at end of period	$106,681	$61,288

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended December 31, 2004

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

On January 5, 2005, the Company announced that its Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced shortly thereafter. As a result, the Company’s shares outstanding, as of January 31, 2005, increased from approximately 18,923,640 shares to 37,847,280 shares. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein.  The results for the three- and six- months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.  Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.                                       Stock-based compensation

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  Pursuant to the employment agreement between MICROS and Mr. A.L. Giannopoulos, all options granted to Mr. Giannopoulos shall vest on the first year anniversary after grant.  Currently, all outstanding options expire ten years from the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income - as reported	$11,753	$8,571	$21,414	$13,318
Add: stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,237)	(1,219)	(2,615)	(2,487)
Net income - pro forma	$10,516	$7,352	$18,799	$10,831

Basic net income per share (1)
As reported	$0.32	$0.24	$0.58	$0.37
Pro forma	$0.28	$0.20	$0.51	$0.30

Diluted net income per share (1)
As reported	$0.30	$0.22	$0.55	$0.35
Pro forma	$0.27	$0.19	$0.48	$0.28

The weighted average fair value of each option granted for the second quarter of fiscal year 2005 and 2004 was $16.26 and $10.81, respectively (1).  The weighted average fair value of each option granted for the first six months of fiscal year 2005 and 2004 was $16.14 and $10.76, respectively (1).  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Risk-free interest rate	3.8%	3.7%	3.8%	3.7%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility	46%	50%	46%	50%
Expected dividend yield	0%	0%	0%	0%

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

(1)  See Footnote 1 – Basis of Presentation

3.                                       The components of inventories are as follows:

	December 31, 2004	June 30, 2004
Raw materials	$6,205	$5,592
Work-in-process	37	91
Finished goods	35,723	30,412
	$41,965	$36,095

The Company maintains a reserve for obsolescence for inventory in the amount of $6,759 at December 31, 2004 compared to $6,380 at June 30, 2004.

4.                                       Recent accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the Company to expense grants made under the stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123(R) is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123(R), amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” superseding APB Opinion No. 29, “Accounting for Nonmonetary transactions.” SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of the proposed standard.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,”Inventory Pricing.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the standard and has concluded that this standard will not have a material impact on the Company’s financial position and results of operation.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law by President Bush.  The AJCA broadly impacts the Company in the following manner: the phase out of the Extraterritorial Income Exclusion Act of 2000 (“ETI”) over a three year period, the introduction of a qualified manufacturing deduction, and a one-time election to repatriate foreign earnings.  At this time the Company is evaluating the potential impact on the Company’s financial position and results of operation from this legislation.

5.                                       Net income per share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows(1):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$11,753	$8,571	$21,414	$13,318

Average common shares outstanding	37,219	36,354	36,942	36,213
Dilutive effect of outstanding stock options	2,411	1,965	2,244	1,904
Average common shares outstanding assuming dilution	39,630	38,319	39,186	38,117

Basic net income per share	$0.32	$0.24	$0.58	$0.37
Diluted net income per share	$0.30	$0.22	$0.55	$0.35

Anti-dilutive weighted shares excluded from reconciliation	327	1,514	208	1,536

(1)  See Footnote 1 – Basis of Presentation

6.                                       Segment reporting data

The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry and information technology solutions for the specialty and general merchandise retail industry.  MICROS is organized and operates in two reportable segments: U.S. and International.  The International segment is primarily in Europe, Asia Pacific and Latin America.  For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment.

A summary of the Company’s operating segments is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues (1):
United States	$75,930	$64,557	$146,856	$128,026
International	83,359	69,164	159,597	126,208
Intersegment eliminations	(17,359)	(16,467)	(34,561)	(30,563)
Total revenues	$141,930	$117,254	$271,892	$223,671

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$6,744	$6,566	$12,786	$9,868
International	24,140	21,151	46,920	37,201
Intersegment eliminations	(13,173)	(13,063)	(26,612)	(24,178)
Total income before taxes, minority interests and equity in net earnings of affiliates	$17,711	$14,654	$33,094	$22,891

	December 31, 2004	June 30, 2004
Identifiable assets (2):
United States	$272,238	$232,577
International	194,670	186,315
Total identifiable assets	$466,908	$418,892

(1)          Amounts based on the location of the customer.

(2)          Amounts based on the location of the selling entity.

7.                                       Shareholders’ Equity

(Shares and average purchase price per share are presented prior to January 31, 2005 stock split)

In fiscal year 2002, the Board of Directors authorized the purchase of up to one million shares of the Company’s common stock. Subsequently, during fiscal year 2005, the Board of Directors authorized the purchase of an additional one million shares. A summary of the cumulative number of whole shares purchased through December 31, 2004, is as follows:

	Whole Shares	Average Purchase Price	Principal

Total shares purchased as of June 30, 2004	799,731	$33.01	$26,403
Shares purchased from July 1 – December 31, 2004	184,695	$47.39	8,752
Total shares purchased as December 31, 2004	984,426	$35.71	$35,155

8.                                       Pension Benefits

On November 19, 2004, the Company’s Board of Directors (with Messrs. A.L. Giannopoulos and Louis M. Brown, Jr. abstaining) authorized the establishment of a Supplemental Executive Retirement Plan, to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004. The plan is accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 87 – Employers Accounting for Pensions.  Under the terms of the plan, participants who are vested in the plan will receive 10 payments over nine years commencing 6 months after retirement on or after age 62. The payment amount is determined based on the participant’s age at retirement and the base salary received by the participant during the 12 months immediately preceding his or her retirement.

The Supplemental Executive Retirement Plan is an unfunded plan providing supplementary retirement beneﬁts to higher level, longer-service employees. Total pension cost for the six months ended December 31, 2004 and 2003 includes the following components ($ in thousands):

	Pension Costs
	Six Months Ended December 31,
	2004	2003

Service cost	$696	$—
Interest cost on projected benefit obligation	4	—
Expected return on plan assets	—	—
Amortization of unrecognized actuarial loss.	—	—
Total pension cost	$700	$—

9.                                       Subsequent Events

On January 5, 2005, MICROS Systems, Inc. (“MICROS”) acquired JTECH Communications, Inc (“JTECH”).  JTECH is headquartered in Boca Raton, Florida, and will be operated as a wholly-owned subsidiary of MICROS.  MICROS does not consider the financial results of JTECH to be material to the Company’s financial position and results of operations.

JTECH is one of the nation’s leading provider of on-premise wireless messaging systems for the retail and hospitality industries.  Using a variety of wireless products, systems and solutions, JTECH’s user list features over 50,000 installations spanning chain and independent restaurants, hotels, casino’s, cruise ships, retail stores, hospitals, churches, and pharmacies.

On January 5, 2005, MICROS issued a press release to announce that its Board of Directors had approved a two-for-one split of the Company’s common stock, executed in the form of a stock dividend of one share for each share held.  Shareholders of record as of January 17, 2005 were entitled to receive the additional shares. The transaction was finalized and as of January 31, 2005 there were approximately 37,847,280 shares outstanding.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this Quarterly Report on Form 10-Q as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”

Overview

MICROS is a leading global provider of software and hardware systems, and associated goods and services, primarily to the hospitality industry and the specialty retail industry.  MICROS’s products include hotel information systems (e.g., property management systems, sales and catering systems, central reservation systems, and customer information systems), restaurant information systems (e.g., hospitality-oriented point-of-sale systems, specialized computer hardware, back office applications, and some centrally hosted applications), and specialty retail systems (e.g., retail-oriented point-of-sale systems, and back-office loss prevention applications).  MICROS also provides services related to its products, including installation, training, maintenance and support, custom development, and software hosting.   Over 200,000 MICROS restaurant information systems are currently installed in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries, and on all seven continents.   In addition, MICROS has provided hotel information systems to more than 20,000 hotels worldwide, and retail systems to more than 50,000 specialty retail stores worldwide.  MICROS distributes its products and services directly and through its district and subsidiary offices, as well as through a network of independent dealers and distributors.

MICROS operates in highly competitive markets.  MICROS’s products and services compete with those of numerous other third-party providers of hardware, software, and services geared toward the hospitality and retail industries, as well as systems developed and maintained by the customers themselves.  MICROS believes that its competitive strengths include its established global distribution and service network, its commitment to research and development, and the breadth of its product lines and services.  MICROS continues to experience growth in revenue and in net income.  The increases in revenue reflect increases in software sales, several large major account installations of hotel information systems and restaurant information systems, both in the US and internationally, improved sales of the MICROS Workstation 4 hardware platform, and an increase in support and installation revenues commensurate with increases in the overall customer base.  While software sales improved, higher costs associated with sales of third party software products have reduced gross margin contributions. Selling, general, and administrative expenses as a percentage of sales remain lower comparatively, but have increased worldwide in the second quarter due in part to merit increases, additional headcount, and administrative expenses associated with MICROS’s implementation of procedures mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Results of Operations – Second Quarter and Six-Month Comparisons

(Earnings per share figures are presented on a stock split-adjusted basis)

MICROS recorded diluted net income of $0.30 per common share in the second quarter of fiscal year 2005, compared with diluted net income of $0.22 per common share in the second quarter of fiscal year 2004.  For the six-months ended December 31, 2004, diluted net income was $0.55 per common share compared with diluted net income of $0.35 per common share for the six-months ended December 31, 2003.  The quarter and year to date increases were mainly due to increased sales volume coupled with the favorable effects of currency exchange rate fluctuations. Software sales improved significantly, however higher costs associated with sales of third party software products have, to a lesser extent, minimized gross margin contributions. Service revenues remain strong as maintenance revenue and installation related revenues continue to grow as our volume increases. In addition, our overall tax rate decreased compared to last year.

Revenue increased approximately $24.7million, or 21.0% to $141.9 million in the second quarter of fiscal year 2005 compared to last fiscal year 2004, while year to date revenue increased $48.2 million, or 21.6%, to $271.9 million compared to the same period last year.

An analysis of the sales mix by reportable segments is as follows (total amounts are net of intersegment eliminations and based on location of the selling entity):

	U.S. Three Months Ended December 31,		International Three Months Ended December 31,		U.S. Six Months Ended December 31,		International Six Months Ended December 31,
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Hardware	$23,961	$21,864	$18,670	$12,436	$47,590	$44,286	$34,343	$23,960

Software	10,762	11,075	12,782	8,900	21,348	20,538	25,073	16,226

Service	36,160	32,287	39,595	30,692	71,367	62,376	72,171	56,285

Total Revenue	$70,883	$65,226	$71,047	$52,028	$140,305	$127,200	$131,587	$96,471

An analysis of the corporate sales mix as a percentage of total revenue is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Hardware	30.0%	29.3%	30.1%	30.5%
Software	16.6%	17.0%	17.1%	16.4%
Service	53.4%	53.7%	52.8%	53.1%
Total	100.0%	100.0%	100.0%	100.0%

For the three months ended December 31, 2004, the U.S. reporting unit sales increased approximately $5.7 million while the international reporting unit sales increased $19.0 million.  The increase in the U.S. was due to several factors including an increase in service and support revenues from the continued expansion of the MICROS customer base as well as recurring support revenue from existing customers coupled with improved hardware sales, which increased primarily as a result of increased Workstation 4 sales. The increase in the international reporting unit overall was primarily due to several large account installations coupled with the favorable effects of currency exchange rate fluctuations.

For the six months ended December 31, 2004, the U.S. reporting unit sales increased $13.1 million while the international reporting unit sales increased $35.1 million.  The increase in the U.S. was due primarily from strong service and support revenues from the continued expansion of the MICROS customer base as well as recurring support revenue from existing customers. The increase in the international reporting unit was primarily due to large installations, increased service and support, and favorable effects of currency exchange rate fluctuations.

An analysis of the change in cost of sales is as follows ($ in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Hardware	$29,381	$24,717	$55,592	$48,457
Software	6,092	4,507	11,261	8,840
Service	35,366	26,958	68,814	53,167
Total cost of sales	$70,839	$56,182	$135,667	$110,464

MICROS’s cost of sales increased $14.7 million, or 26.1%, to $70.8 million in the second quarter of fiscal year 2005 compared to the same period last year.  On a year to date basis, costs of sales increased by $25.2 million, or 22.8%, to $135.7 million compared to $110.5 million in the prior year. The increase in the quarter and year to date cost of sales was mainly due to increased volume and costs associated with 3rd party software; however annual merit increases, additional headcount, and the unfavorable effects of currency exchange rate fluctuations have had an impact on our cost of sales.

For the three months ended December 31, 2004, total cost of sales, as a percentage of revenue, increased to 49.9% from 47.9% in the prior fiscal year.  Cost of sales for hardware, as a percentage of related revenue, decreased to 68.9% compared to 72.1% for the same period last year. The hardware cost of sales decrease is a result of increased Workstation 4 sales, which generate slightly higher margins.  Software costs, as a percentage of related revenue, increased to 25.9% from 22.6% for the same period last year. The software cost of sales increase is primarily due to third party software sales, which generate smaller margins.  Service costs as a percentage of related revenue increased to 46.7% compared to 42.8% for the same period last year. The service cost of sales increase is primarily due to labor costs and the unfavorable effects of currency exchange rate fluctuations.

For the six months ended December 31, 2004, total cost of sales, as a percentage of revenue, increased slightly to 49.9% from 49.4% in the prior fiscal year.  Cost of sales for hardware, as a percentage of related revenue, decreased to 67.9% compared to 71.0% in the same period last year.  The hardware cost of sales decrease is a result of increased Workstation 4 sales, which generate slightly higher margins.  Software costs, as a percentage of related revenue, increased to 24.3% from 24.0% for the same period last year. The software cost of sales increase is primarily due to third party software sales, which generate smaller margins. Service costs as a percentage of related revenue increased to 47.9% compared to 44.8% for the same period last year. The service cost increase is primarily due to labor costs and the unfavorable effects of currency exchange rate fluctuations.

Selling, general and administrative expenses increased $6.7 million, or 17.5%, to $44.8 million in the second quarter of fiscal year 2005 compared to $38.1 million for the same period last year.  On a year to date basis, selling, general and administrative expenses increased by $12.2 million, or 16.5%, to $85.9 million compared to $73.7 million in the prior year. The quarter and year to date increases were mainly due to increases in salaries due to annual merit increases and some additional headcount, expenses for outside consulting services associated with MICROS’s implementation of procedures mandated by Section 404 of the Sarbanes-Oxley Act, and the unfavorable effects of foreign currency exchange fluctuations.  As a percentage of revenue, selling, general and administrative expenses decreased to 31.6% and 31.6% in the three- and six- months ended December 31, 2004 from 32.5% and 33.0% in the same periods the previous year, respectively.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  On a quarter and year-to-date basis, Total R&D increased compared to the prior year as a result of increased R&D associated with Datavantage’s development of Xstore, which is a Java-based POS product. As a percentage of revenue, R&D expenses decreased to 4.9% in second quarter of fiscal year 2005 compared to 6.1% in the second quarter of fiscal year 2004.  On a year to date basis, R&D expenses was 5.0% and 6.0% of revenue for fiscal year 2005 and 2004, respectively.  A comparative summary of R&D activities is as follows ($ in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Total R&D	$8,472	$8,074	$16,536	$15,656
R&D capitalization	(1,521)	(914)	(2,874)	(2,322)
Total R&D expense	$6,951	$7,160	$13,662	$13,334

Depreciation and amortization expense increased $0.1 million, or 4.7%, to $2.5 million in the second quarter of fiscal year 2005 compared to $2.4 million for the same period last year.  On a year to date basis, depreciation and amortization expense increased by $0.2 million, or 4.2%, to $4.9 million compared to $4.7 million in the prior year.  The slight increase in the quarter and year to date is primarily the result of the unfavorable effects of currency exchange rate fluctuations.

Income from operations increased 25.9%, to $16.8 million in the second quarter of fiscal year 2005 compared to $13.4 million for the same period last year.  On a year to date basis, income from operations increased 48.2%, to $31.8 million compared to $21.4 million in the prior year.  The quarter and year to date increases are mainly due to an overall increase in sales volume coupled with the effects of favorable foreign currency exchange fluctuations. These increases have been partially offset by increases in salaries and related expenses due to merit increases and to a lesser extent additional headcount; expenses for outside consulting services associated with MICROS’s implementation of procedures mandated by Section 404 of the Sarbanes-Oxley Act; and a sales mix containing more third party software sales, which typically have higher costs.

Non-operating income decreased $0.4 million, or 30.4%, to $0.9 million in the second quarter of fiscal year 2005 compared to $1.3 million for the same period last year.  On a year-to-date basis, non-operating income decreased by $0.2 million, or 8.3%, to $1.3 million compared to $1.5 million in the prior year. The quarter decrease is mainly due to a legal settlement that was recorded in the prior fiscal year in the net amount of approximately $1.2 million. This decrease compared to the prior year was partially offset by increases in interest income, which is due to higher cash balances.

Income before taxes increased $3.1 million to $17.7 million in the second quarter of fiscal.  The U.S. reporting unit accounted for the $1.1 million increase, and the foreign reporting unit represented $2.0 million of the total increase.  The U.S. reporting unit and the international reporting unit increase was mainly due to increased sales volume. On a year-to-date basis, income before taxes increased $10.2 million to $33.1 million also due to increased sales volume.

The effective tax rate for the second quarter of fiscal year 2005 and 2004 was 32.3% and 40.5%, respectively.  The decrease was a direct result of consolidating functions and activities in jurisdictions where the mix of earnings is subjected to a lower than average tax rate.  On the basis of currently available information, the Company estimates that the 2005 fiscal year-end tax rate will be approximately 34%.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and relate to the more significant areas involving management’s judgments and estimates:

•                  revenue recognition and deferred revenue;

•                  allowance for doubtful accounts;

•                  allowance for obsolescence;

•                  capitalized software development costs;

•                  valuation of long-lived assets, including intangible assets and impairment review of goodwill;

•                  contingencies and litigation;

•                  income taxes;

•                  stock-based compensation plans; and

•                  foreign currency translation.

Our management has reviewed our critical accounting policies, our critical accounting estimates and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended June 30, 2004 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Liquidity and Capital Resources

On July 17, 2003, we entered into two credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005.  The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N. A., and US Bank.  Simultaneously upon entering into the Credit Agreements, we entered into: (i) a security agreement, pursuant to which the Lenders were granted a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which we pledged the stock of certain of our subsidiaries to the Lenders as collateral.

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

The Credit Agreements contain certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends.  The Company has not been in default under the Credit Agreements or requested a waiver from the Lenders with respect to any provision thereof.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the December 31, 2004 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of December 31, 2004, the total outstanding balance on the lines of credit is $2.7 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.7 million at the December 31, 2004 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.1 million at the December 31, 2004 exchange rate), and JPY (Japanese Yen) 90.0 million (approximately $0.9 million at the December 31, 2004 exchange rate).  As of December 31, 2004, the Company has approximately $63.7 million borrowing capacity under the Credit Agreement and Euro-denominated facility.

Net cash provided by operating activities for fiscal year 2005 was $17.4 million versus $30.3 million for fiscal year 2004.   The Company used $8.0 million for investing activities, including $5.1 million for the purchase of property, plant, and equipment and internally developed software.  The Company received $6.0 million from financing activities, consisting primarily of proceeds of $15.1 from the issuance of stock option exercises offset by $8.8 million in the repurchase of the Company’s stock.  All cash is being retained for the operation and expansion of the business and the repurchase of the Company’s stock.

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

Factors that may affect future results

In light of current market conditions, and world political and economic uncertainty, it is difficult to determine whether the Company can continue to achieve revenue and profitability growth in the next year.  This is especially true since the primary industries MICROS serves, the hospitality, travel and restaurant industries, are highly sensitive to economic, political and environmental disturbances, all of which are not only outside of the control of MICROS, but also extraordinarily difficult to predict with any accuracy.  Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved.  In addition, due to the competitive nature of the market, the Company continues to experience gross margin pressure on its products (both hardware and software) and service offerings, and the Company expects product and service margins to decline.  There can be no assurance that the Company will be able to increase sufficiently sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.  Additionally, given the fact that MICROS conducts business in many different currencies, currency fluctuations directly impact the Company’s financial results.  While the Company recently has enjoyed some of the benefits of a strong Euro since the Company conducts significant business in Europe, a weakening Euro will serve to adversely impact the Company’s financial performance.

Moreover, MICROS’s financial results in any single quarter are dependent upon the timing and size of customer orders and the shipment of products for large orders.  Large software orders from customers may account for more than an insignificant portion of earnings in any quarter.  The customers with whom MICROS does the largest amount of business are expected to vary from year to year as a result of the timing for the roll-out of each customer’s system.  Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters, respectively.

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

Moreover, some of the statements contained herein not based on historic facts are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties.  Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates or projections.  Some of the additional risks and uncertainties are: political and world instability created by the threat of subsequent terrorist attacks, which gravely impacts the travel and tourism industries; environmental and health disasters, including the Tsunami disaster in Asia (while preliminary reports indicate that the Tsunami disaster will adversely impact the financial performance of MICROS’ Asia Pacific division for the next several quarters as rebuilding efforts commence, the impact is not expected to be material), the product demand and market acceptance, including demand and acceptance for the OPERA products which are more complex, implementation of a cost-effective service structure capable of servicing increasingly complex software systems in increasingly more remote locations; achieving increased sales of higher margin software products; risks and uncertainties associated with the Company’s recent acquisition of JTECH; hiring and retention of qualified employees with sufficient technical expertise; unexpected currency fluctuations; impact of competitive products and pricing on margins; product development delays; technological difficulties associated with new product releases; and managing expenses, including those over which the Company exercises little or no control, such as health care costs.  These and other risks are disclosed in the Company’s releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements”, in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2004.

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

For the Quarter Ended December 31, 2004

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

(Shares and average purchase price per share are presented prior to January 31, 2005 stock split)

	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2004	17,371	$49.92	17,371	1,015,574

Total October 1 – December 31, 2004	17,371	$49.92	17,371	1,015,574

(1)          In fiscal year 2002, the Board of Directors of the Company authorized the purchase of up to one million shares of the Company’s common stock.  Subsequently, during fiscal year 2005, the Board of Directors authorized the purchase of an additional one million shares. As of December 31, 2004, the Company has purchased 984,426 shares in the open market.

Item 3.           Defaults upon Senior Securities

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 19, 2004.  A quorum was present (in person and/or by proxy) and shareholders voted on the following matters:

1.  Election of Directors

The management of the Company nominated a slate of six persons to serve on the Board of Directors.  No other nominations were made.  The nominees received the following votes:

Nominee	For	Vote Withheld (Abstain)
A.L. Giannopoulos	16,221,272	284,238
Louis M. Brown, Jr.	15,672,034	833,476
B. Gary Dando	16,259,823	245,687
John G. Puente	15,330,995	1,174,515
Dwight S. Taylor	15,050,771	1,414,739
William S. Watson	15,421,488	1,084,022

The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

2.  Selection of Independent Public Accountants

The Board of Directors of the Company selected PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2005.  A proposal to approve the selection of PricewaterhouseCoopers LLP was approved by a majority of the shares present in person or represented by proxy and entitled to vote.  A total of 15,754,406 shares voted in the affirmative; a total of 740,049 shares voted in the negative; and a total of 11,055 shares abstained from the vote.

3.  Approval of Amendment to Stock Option Plan

The Board of Directors proposed an amendment to the 1991 Stock Option Plan, which served to authorize the issuance of an additional 600,000 shares of Common Stock.  The shareholders approved the proposed amendment to the 1991 Stock Option Plan, with 10,557,027 shares in the affirmative, 3,673,702 shares in the negative, 28,380 shares affirmatively abstained, and 2,246,401 shares not voting.

Item 5.           Other Information

On January 5, 2005, the Company completed the acquisition of JTECH Communications, a leader in on-premises wireless paging solutions for hospitality, retail and other markets.  JTECH Communications is headquartered in Boca Raton, Florida, and will be operated as a wholly-owned subsidiary of MICROS.

On January 5, 2005, MICROS announced that its Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend.  Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced shortly thereafter.

Item 6.           Exhibits

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

MICROS SYSTEMS, INC.
(Registrant)

February 9, 2005	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

February 9, 2005	/s/ Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller