Form 10-Q
period 2005-03-31
MICROS SYSTEMS INC
filed 2005-05-10
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

YES ☒  NO ☐

As of April 30, 2005, there were 38,031,192 shares of Common Stock, $0.0125 par value, outstanding.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2005

Part I - Financial Information

Item 1.    Financial Statements

General

The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as “MICROS” or the “Company”).  In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented.  The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,925	$83,451
Short term investments	22,000	8,000
Accounts receivable, net of allowance for doubtful accounts of $15,599 at March 31, 2005 and $11,903 at June 30, 2004	124,830	101,367
Inventories, net of allowance for obsolescence of $7,271 at March 31, 2005 and $6,380 at June 30, 2004	44,754	36,095
Deferred income taxes	7,971	9,396
Prepaid expenses and other current assets	33,599	16,242
Total current assets	327,079	254,551

Property, plant and equipment, net of accumulated depreciation and amortization of $65,549 at March 31, 2005 and $58,245 at June 30, 2004	21,285	19,550
Deferred income taxes, non-current	25,923	24,288
Goodwill, net of accumulated amortization of $29,780 at March 31, 2005 and $28,687 at June 30, 2004	80,451	70,715
Intangible assets, net of accumulated amortization of $2,913 at March 31, 2005 and $2,291 at June 30, 2004	6,945	5,476
Purchased and internally developed software costs, net of accumulated amortization of $36,505 at March 31, 2005 and $30,484 at June 30, 2004	40,561	41,112
Other investments	411	415
Other assets	2,016	2,785
Total assets	$504,671	$418,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,585	$2,481
Current portion of capital lease obligations	194	139
Accounts payable	29,865	29,681
Accrued expenses and other current liabilities	66,336	58,693
Income taxes payable	2,992	1,541
Deferred income taxes	956	512
Deferred service revenue	61,147	43,019
Total current liabilities	164,075	136,066

Capital lease obligations, net of current portion	184	166
Deferred income taxes, non-current	16,511	15,544
Other non-current liabilities	1,507	1,401

Commitments and contingencies

Minority interests	2,881	2,742

Shareholders’ equity:
Common stock, $0.0125 par; authorized 50,000 shares; issued and outstanding 37,976 shares at March 31, 2005 and 36,670 at June 30, 2004	475	457
Capital in excess of par	86,494	71,525
Retained earnings	221,250	185,660
Accumulated other comprehensive income	11,294	5,331
Total shareholders’ equity	319,513	262,973
Total liabilities and shareholders’ equity	$504,671	$418,892

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Hardware	$49,871	$35,811	$131,804	$104,057
Software	28,762	21,509	75,183	58,273
Service	74,719	63,647	218,257	182,308
Total revenue	153,352	120,967	425,244	344,638

Cost of sales:
Hardware	32,628	23,705	88,220	72,162
Software	6,704	5,471	17,965	14,312
Service	36,226	29,665	105,040	82,831
Total cost of sales	75,558	58,841	211,225	169,305

Gross margin	77,794	62,126	214,019	175,333

Selling, general and administrative expenses	48,540	40,375	134,397	114,065
Research and development expenses	7,201	6,623	20,864	19,957
Depreciation and amortization	2,681	2,330	7,627	7,078
Total operating expenses	58,422	49,328	162,888	141,100

Income from operations	19,372	12,798	51,131	34,233

Non-operating (expense) income:
Interest income	616	406	1,547	920
Interest expense	(946)	(71)	(1,177)	(769)
Other income (expense), net	76	(218)	711	1,422
Total non-operating (expense) income	(254)	117	1,081	1,573

Income before taxes, minority interests and equity in net earnings of affiliates	19,118	12,915	52,212	35,806

Income tax provision	4,777	5,230	16,029	14,501

Income before minority interests and equity in net earnings of affiliates	14,341	7,685	36,183	21,305

Minority interests and equity in net earnings of affiliates	(163)	(168)	(591)	(471)

Net income	$14,178	$7,517	$35,592	$20,834

Net income per common share:
Basic	$0.37	$0.20	$0.96	$0.57
Diluted	$0.35	$0.19	$0.90	$0.54

Weighted-average number shares outstanding:
Basic	37,885	36,771	37,255	36,398
Diluted	40,038	38,877	39,503	38,374

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended March 31, 2005

(Unaudited, in thousands)

	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, June 30, 2004	36,670	$457	$71,525	$185,660	$5,331	$262,973
Comprehensive income:
Net income	—	—	—	35,590	—	35,590
Foreign currency translation adjustments	—	—	—	—	5,963	5,963
Total comprehensive income	—	—	—	35,590	5,963	41,553
Stock issued upon exercise of options	2,061	27	23,002	—	—	23,029
Repurchases of stock	(755)	(9)	(21,591)	—	—	(21,600)
Income tax benefit from stock options exercised	—	—	13,558	—	—	13,558
Balance, March 31, 2005	37,976	$475	$86,494	$221,250	$11,294	$319,513

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Condensed and unaudited, in thousands)

	Nine Months Ended March 31,
	2005	2004

Net cash flows provided by operating activities:	$49,140	$51,725

Cash flows from investing activities:
Purchases of short term investments	(156,200)	(21,000)
Proceeds from sales of short term investments	142,200	13,000
Purchases of property, plant and equipment	(7,382)	(5,394)
Proceeds from dispositions of property, plant and equipment	—	5
Internally developed software	(4,421)	(3,617)
Net cash paid for acquisition	(13,863)	—
Purchases of other investments	—	(500)
Net cash used in investing activities	(39,666)	(17,506)

Cash flows from financing activities:
Principal payments on lines of credit	(31)	(11,837)
Proceeds from lines of credit	34	3,847
Principal payments on pre-acquisition shareholder loan	—	(363)
Principal payments on capital lease obligations	(94)	(69)
Dividends to minority owners	(319)	(161)
Repurchases of stock	(21,600)	(10,115)
Proceeds from issuance of stock	23,029	12,288
Net cash provided (used) in financing activities	1,019	(6,410)

Effect of exchange rate changes on cash	(19)	25

Net increase in cash and cash equivalents	10,474	27,834

Cash and cash equivalents at beginning of period	83,451	45,682

Cash and cash equivalents at end of period	$93,925	$73,516

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2005

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

On January 5, 2005, the Company announced that its Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced immediately. As a result, the Company’s shares outstanding, as of January 31, 2005, increased from approximately 18,923,640 shares to 37,847,280 shares. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.

On January 6, 2005, the Company announced the acquisition of JTECH Communications, Inc. (“JTECH”), and has since operated JTECH as a wholly-owned subsidiary of the Company.  JTECH is considered an industry pioneer and leader in on-premises wireless paging solutions for hospitality, retail and other markets. The acquisition of JTECH has not been material to the overall financial statements presented herein.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, and its results of operations for the interim periods set forth herein.  The results for the three- and nine- months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

The prior year consolidated financial statements and the related notes include a reclassification to conform to the current presentation. Cash and cash equivalents and short term investments were reclassified as of June 30, 2004 to reflect the reclassification of short-term investments amounting to $8.0 million from cash equivalents. The reclassification is reflected in the consolidated balance sheet and in the consolidated statements of cash flows, and is discussed further in Note 9 - “Investments”.

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

Compensation”, as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income - as reported	$14,178	$7,517	$35,592	$20,834
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,594)	(1,428)	(4,210)	(3,979)
Net income - pro forma	$12,584	$6,089	$31,382	$16,855

Basic net income per share
As reported	$0.37	$0.20	$0.96	$0.57
Pro forma	$0.33	$0.17	$0.84	$0.25

Diluted net income per share
As reported	$0.35	$0.19	$0.90	$0.54
Pro forma	$0.31	$0.16	$0.79	$0.24

The weighted average fair value of options granted during the third quarter of fiscal year 2005 and 2004 was $16.12 and $10.65, respectively.  The weighted average fair value of each option granted for the first nine months of fiscal year 2005 and 2004 was $16.14 and $10.75, respectively.  The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	4.1%	3.3%	3.8%	3.7%
Expected life	6.0 years	5.4 years	6.0 years	6.0 years
Expected volatility	46%	48%	46%	49%
Expected dividend yield	0%	0%	0%	0%

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

3.             The components of inventories are as follows:

	March 31, 2005	June 30, 2004
Raw materials	$7,766	$5,592
Work-in-process	72	91
Finished goods	36,916	30,412
	$44,754	$36,095

The Company maintains a reserve for obsolescence for inventory in the amount of $7,271 at March 31, 2005 compared to $6,380 at June 30, 2004.

4.             Recent accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the Company to expense grants made under the stock option program. That cost will be recognized over the vesting period of the plans. The Securities and Exchange Commission subsequently issued a rule that allows publicly traded companies to adopt FAS 123(R) for the annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123(R), amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement.

Currently, the Company is evaluating the overall impact on the financial statements. However, the Company plans to value stock options using the Black-Scholes-Merton closed-form model, and also plans to adopt the “Modified Prospective Application with restatement of prior interim periods”. This application of FAS 123(R) allows the company to adopt the standard without restating any prior periods since the Company is required to adopt beginning in the first quarter of fiscal year 2006.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law by President Bush.  The AJCA broadly impacts the Company in the following manner: the phase out of the Extraterritorial Income Exclusion Act of 2000 (“ETI”) over a three year period, the introduction of a qualified manufacturing deduction, and a one-time election to repatriate foreign earnings at reduced rates.  At this time the Company is evaluating the potential impact on the Company’s financial position and results of operation as a result of this legislation, but expects a reduction in the effective tax rate.

5.             Net income per share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.

A reconciliation of the weighted average number of common shares outstanding assuming dilution is as follows (1):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$14,178	$7,517	$35,592	$20,834

Average common shares outstanding	37,885	36,771	37,255	36,398
Dilutive effect of outstanding stock options	2,153	2,106	2,249	1,976
Average common shares outstanding assuming dilution	40,038	38,877	39,503	38,374

Basic net income per share	$0.37	$0.20	$0.96	$0.57
Diluted net income per share	$0.35	$0.19	$0.90	$0.54

Anti-dilutive weighted shares excluded from reconciliation	—	546	342	781

(1)   See Footnote 1 - Basis of Presentation.

6.             Segment reporting data

The Company develops, manufactures, sells, and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry and information technology solutions for the specialty and general merchandise retail industry.

The Company is organized and operates in two segments: U.S. and International.  The International segment is primarily in Europe, the Pacific Rim and Latin America.  For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment.

A summary of the Company’s operating segments is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenues (1):

United States	$85,836	$71,208	$244,736	$199,234
International	85,139	65,740	232,692	191,949
Intersegment eliminations	(17,623)	(15,981)	(52,184)	(46,545)
Total revenues	$153,352	$120,967	$425,244	$344,638

Income before taxes, minority interests and equity in net earnings of affiliates (1):

United States	$8,648	$7,617	$22,300	$17,485
International	24,526	17,661	71,446	54,862
Intersegment eliminations	(14,056)	(12,363)	(41,534)	(36,541)
Total income before taxes, minority interests and equity in net earnings of affiliates	$19,118	$12,915	$52,212	$35,806

	March 31, 2005	June 30, 2004
Identifiable assets (2):
United States	$296,167	$232,577
International	208,504	186,315
Total identifiable assets	$504,671	$418,892

(1)   Amounts based on the location of the customer.

(2)   Amounts based on the location of the selling entity.

7.             Shareholders’ Equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares (stock split adjusted) of the Company’s common stock. Subsequently, during fiscal year 2005, the Board of Directors authorized the purchase of an additional two million shares (stock split adjusted). A summary of the cumulative number of whole shares (stock-split adjusted) purchased through March 31, 2005, is as follows:

	Whole Shares	Average Purchase Price	Principal
Total shares purchased as of June 30, 2004	1,599,462	$16.51	$26,403
Shares purchased from July 1, 2004 — March 31, 2005	754,782	$28.62	21,600
Total shares purchased as March 31, 2005	2,354,244	$20.39	$48,003

8.             Pension Benefits

On November 19, 2004, the Company’s Board of Directors (with Messrs. A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in this plan) authorized the establishment of a Supplemental Executive Retirement Plan, to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004.  On April 27, 2005, the Company’s Board of Directors (with A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in this plan) amended the Supplemental Executive Retirement Plan, to provide for vesting of benefits in the event of a participant’s death.  The plan is accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 87 – Employers Accounting for Pensions.

Under the terms of the plan, participants who are vested in the plan (or their designated beneficiaries in the event of death) will receive 10 payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62.  The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.  A participant (or his or her designated beneficiary) shall not be eligible to receive any benefit under the plan unless and until the participant has no fewer than eight years of service and either (i) the participant has attained age 62, or (ii) there is a change in control (which is defined to include a merger and an acquisition of 50% or more of the voting shares of the Company), or (iii) the participant dies prior to attaining age 62.  If a participant terminates employment with the Corporation prior to satisfaction of the above vesting conditions, such participant shall not be entitled to receive any benefits under the plan.  The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.

The Supplemental Executive Retirement Plan is currently an unfunded plan providing supplementary retirement benefits to higher level, longer-service employees.  The Company is contemplating funding the benefits under the plan with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.  Total pension cost for the three- and nine-month periods ended March 31, 2005 and 2004 includes the following components ($ in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$432	—	$1,095	—
Interest cost on projected benefit obligation	18	—	55	—
Total pension cost	$450	—	$1,150	—

9.             Investments

The Company has reclassified auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period.

Based upon re-evaluation of these securities, the Company has classified its auction rate securities, previously classified as cash equivalents, as short-term investments for each of the periods presented in the accompanying consolidated balance sheets. The amount of auction rate securities totaled $22.0 million and $8.0 million at March 31, 2005 and June 30, 2004, respectively. Purchases of investments and sales of investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities in cash flows from investing activities during the periods presented.

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

Overview

MICROS is a leading global provider of software and hardware systems, and associated goods and services, primarily to the hospitality industry and the specialty retail industry.  In addition, MICROS recently completed the acquisition of JTECH Communications (“JTECH”), which is a leader in on-premise wireless messaging systems. MICROS’s products include hotel information systems (e.g., property management systems, sales and catering systems, central reservation systems, and customer information systems), restaurant information systems (e.g., hospitality-oriented point-of-sale systems, specialized computer hardware, back office applications, on-premise wireless messaging systems, and some centrally hosted applications), and specialty retail systems (e.g., retail-oriented point-of-sale systems, and back-office loss prevention applications).  MICROS also provides services related to its products, including installation, training, maintenance and support, custom development, and software hosting.   Over 200,000 MICROS restaurant information systems are currently installed in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries, and on all seven continents.   In addition, MICROS has provided hotel information systems to more than 20,000 hotels worldwide, and retail systems to more than 50,000 specialty retail stores worldwide.  MICROS distributes its products and services directly and through its district and subsidiary offices, as well as through a network of independent dealers and distributors.

MICROS operates in highly competitive markets.  MICROS’s products and services compete with those of numerous other third-party providers of hardware, software, and services geared toward the hospitality and retail industries, as well as systems developed and maintained by the customers themselves.  MICROS believes that its competitive strengths include its established global distribution and service network, its commitment to research and development, and the breadth of its product lines and services. MICROS continues to experience growth in revenue and in net income.  The increases in revenue reflect increases in software sales, several large major account installations of hotel information systems and restaurant information systems, both in the US and internationally, improved sales of the MICROS Workstation 4 hardware platform, and an increase in support and installation revenues commensurate with increases in the overall customer base. However, we Selling, general, and administrative expenses as a percentage of sales remain lower comparatively, but the total dollar amounts have increased worldwide in the third quarter due in part to additional headcount, merit increases, and administrative expenses associated with MICROS’s implementation of procedures mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

On January 5, 2005, the Company announced that its Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced shortly thereafter. As a result, the Company’s shares outstanding, as of January 31, 2005, increased from approximately 18,923,640 shares to 37,847,280 shares. All references in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.

Results of Operations – Third Quarter and Nine-Month Comparisons

(Earnings per share figures are presented on a stock split-adjusted basis)

MICROS recorded diluted net income of $0.35 per common share in the third quarter of fiscal year 2005, compared with diluted net income of $0.19 per common share in the third quarter of fiscal year 2004.  For the nine months ended March 31, 2005, diluted net income was $0.90 per common share compared with diluted net income of $0.54 per common share for the nine months ended March 31, 2004.  The quarter and year-to-date increases were mainly due to increased sales volume. Sales continued to grow due to the strength of our products and services in the business markets we serve: hotels, restaurants, and specialty retail. Service revenues remain strong as maintenance revenue and installation related revenues continue to grow as our volume increases. Gross margin contributions from hardware, software and service revenue for the most recent three and nine month periods remained consistent with last year, which coupled with our effort to control expenses, as a percent of our revenue, have contributed to the overall growth in our business. In addition, our overall tax rate decreased compared to last year.

Revenue increased approximately $32.4 million, or 26.8% to $153.4 million in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004, while year-to-date revenue increased $80.6 million, or 23.4%, to $425.2 million compared to the same period last year.

An analysis of the sales mix by reportable segments is as follows (total amounts are net of intersegment eliminations and based on location of the selling entity):

	U.S. Three Months Ended March 31,		International Three Months Ended March 31,		U.S. Nine Months Ended March 31,		International Nine Months Ended March 31,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Hardware	$30,195	$23,192	$19,676	$12,619	$77,786	$67,478	$54,018	$36,579

Software	15,497	12,866	13,265	8,643	36,845	33,404	38,338	24,869

Service	37,347	32,787	37,372	30,860	108,714	95,163	109,543	87,145

Total Revenue	$83,039	$68,845	$70,313	$52,122	$223,345	$196,045	$201,899	$148,593

An analysis of the corporate sales mix as a percentage of total revenue is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Hardware	32.5%	29.6%	31.0%	30.2%
Software	18.8%	17.8%	17.7%	16.9%
Service	48.7%	52.6%	51.3%	52.9%
Total	100.0%	100.0%	100.0%	100.0%

For the three months ended March 31, 2005, the U.S. segement sales increased approximately $14.2 million while the international reporting unit sales increased $18.2 million.  The increase in the U.S. for the current quarter, compared to the prior fiscal year quarter, was a result of several factors (illustrated below as percent of the total change). They are as follows:

•      35% - acquisition of JTECH Communications;

•      33% - continued increases in service and support revenues from expansion of the MICROS customer base coupled with recurring support revenue from existing customers;

•      14% - hardware sales due to overall sales volume increases, particularly Computer Equipment and Workstation 4; and

•      18% - software sales due to overall sales volume increases, particularly third party software and Yield Management software.

The increase in the international segment for the current quarter, compared to the same period in 2004, was due to several factors (illustrated below as percent of the total change). They are as follows:

•      37% - hardware sales due to sales volume increases, particularly Workstation 4 and OEM equipment;

•      34% - continued increases in service and support revenues from expansion of the MICROS customer base coupled with recurring support revenue from existing customers;

•      24% - software sales due to overall sales volume increases, particularly third party and Opera software sales; and

•      5% - due to changes in foreign currency exchange rates.

For the nine months ended March 31, 2005, the U.S. segment sales increased $27.3 million while the international reporting unit sales increased $53.3 million.  The increase in the U.S. year-to-date, compared to the prior fiscal year-to-date, was a result of several factors (illustrated below as percent of the total change). They are as follows:

•      50% - continued increases in service and support revenues from expansion of the MICROS customer base coupled with recurring support revenue from existing customers;

•      20% - hardware sales due to overall sales volume increases, particularly Computer Equipment, Printers, E7 Hardware, 3700 hardware and Workstation 4;

•      12% - software sales due to overall sales volume increases, particularly third party, Opera, and Yield Management software; and

•      18% - acquisition of JTECH Communications

The increase in the international segment year-to-date, compared to the same period in 2004, was a result of several factors (illustrated below as percent of the total change). They are as follows:

•      39% - continued increases in service and support revenues from expansion of the MICROS customer base coupled with recurring support revenue from existing customers;

•      24% - software sales due to overall sales volume increases, particularly 9700, 3700, third party and Opera software

•      31% - hardware sales due to overall sales volume increases, particularly Workstation 4 and OEM equipment; and

•      6% - due to changes in foreign currency exchange rates.

MICROS’s cost of sales increased $16.7 million, or 28.4%, to $75.6 million in the third quarter of fiscal year 2005 compared to the same period last year.  On a year-to-date basis, costs of sales increased by $41.9 million, or 24.8%, to $211.2 million compared to $169.3 million in same period in the prior year. In the quarter and year-to-date, JTECH contributed approximately $1.8 million of the increase in cost of sales, however the overall increase was mainly due to increased volume, costs associated with 3rd party software and increased outsourced installation labor associated with large customer contracts.

An analysis of the change in cost of sales is as follows ($ in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005		2004		2005		2004
(in thousands)	Costs of Sales	% of related revenue	Costs of Sales	% of related revenue	Costs of Sales	% of related revenue	Costs of Sales	% of related revenue
Hardware	$32,628	65.4%	$23,705	66.2%	$88,220	66.9%	$72,162	69.3%
Software	6,704	23.3%	5,471	25.4%	17,965	23.9%	14,312	24.6%
Service	36,226	48.5%	29,665	46.6%	105,040	48.1%	82,831	45.4%
Total Cost of Sales	$75,558	49.3%	$58,841	48.6%	$211,225	49.7%	$169,305	49.1%

For the three months ended March 31, 2005, total cost of sales, as a percentage of revenue, increased to 49.3% from 48.6% in the same period in the prior fiscal year.  Cost of sales for hardware, as a percentage of related revenue, decreased to 65.4% compared to 66.2% for the same period last year. The hardware cost of sales decrease is a result of increased Workstation 4 sales, which generate slightly higher margins.  Software costs, as a percentage of related revenue, decreased to 23.3% from 25.4% for the same period last year. The software cost of sales decrease is primarily due to improved sales of our Opera Software and our Yield Management software, which generate higher margins than our third party software.  Service costs as a percentage of related revenue increased to 48.5%

compared to 46.6% for the same period last year. The service cost of sales increase is primarily due to outsourced installation labor associated with large customer contracts.

For the nine months ended March 31, 2005, total cost of sales, as a percentage of revenue, increased slightly to 49.7% from 49.1% in the prior fiscal year.  Cost of sales for hardware, as a percentage of related revenue, decreased to 66.9% compared to 69.3% in the same period last year.  The hardware cost of sales decrease is a result of increased Workstation 4 sales, which generate slightly higher margins.  Software costs, as a percentage of related revenue, decreased to 23.9% from 24.6% for the same period last year. The software cost of sales decrease is primarily due to improved sales of our Opera, 3700 and 9700 software, which generate higher margins than our third party software. Service costs as a percentage of related revenue increased to 48.1% compared to 45.4% for the same period last year. The service cost of sales increase is primarily due to outsourced installation labor associated with large customer contracts.

Selling, general and administrative (“SG&A”) expenses increased 20.2%, to $48.5 million in the third quarter of fiscal year 2005 compared to $40.4 million for the same period last year.  On a year-to-date basis, selling, general and administrative expenses increased by $20.3 million, or 17.8%, to $134.4 million compared to $114.1 million in the same period in the prior year. Approximately, 53% of the quarter increase and 62% of the year-to-date increase is a result of increased salary costs due to additional headcount, annual merit increases and the rising cost of employee related expenses (e.g. Healthcare, 401(k) match). Approximately 16% of the quarter increase and 6% of the year-to-date increase is the result of the acquisition of JTECH, which we acquired on January 5, 2005. The remaining variance quarter and year-to-date is partially a result of increased outside consulting services associated with MICROS’s implementation of procedures mandated by Section 404 of the Sarbanes-Oxley Act. As a percentage of revenue, selling, general and administrative expenses decreased to 31.7% and 31.6% in the three- and nine-month periods ended March 31, 2005 from 33.4% and 33.1% in the same periods of the previous year, respectively.

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  On a quarter and year-to-date basis, Total R&D increased compared to the prior year as a result of increased R&D associated with Datavantage’s development of Xstore, which is a Java-based POS product. As a percentage of revenue, R&D expenses decreased to 4.7% in third quarter of fiscal year 2005 compared to 5.5% in the third quarter of fiscal year 2004.  On a year-to-date basis, R&D expenses were 4.9% and 5.8% of revenue for fiscal year 2005 and 2004, respectively.  A comparative summary of R&D activities is as follows ($ in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Total R&D	$8,749	$7,918	$25,285	$23,574
R&D capitalization	(1,548)	(1,295)	(4,421)	(3,617)
Total R&D expense	$7,201	$6,623	$20,864	$19,957

Depreciation and amortization expense increased $0.4 million, or 15.1%, to $2.7 million in the third quarter of fiscal year 2005 compared to $2.3 million for the same period last year.  On a year-to-date basis, depreciation and amortization expense increased by $0.5 million, or 7.8%, to $7.6 million compared to $7.1 million in the same period in the prior year.  The slight increase in the quarter and year-to-date is the result of additional fixed asset acquisitions compared to the respective prior periods.

Income from operations increased 51.4%, to $19.4 million in the third quarter of fiscal year 2005 compared to $12.8 million for the same period last year.  On a year-to-date basis, income from operations increased 49.4%, to $51.1 million compared to $34.2 million in the same period in the prior year.  The quarter and year-to-date increases are mainly due to an overall increase in sales volume. This increase has been partially offset by increases in salaries and related expenses due to additional headcount and merit increases as well as expenses for outside consulting services associated with MICROS’s implementation of procedures mandated by Section 404 of the Sarbanes-Oxley Act.

Non-operating (expense) income decreased $0.4 million, or 317.1%, to an expense of $(0.3) million in the third quarter of fiscal year 2005 compared to income $0.1 million for the same period last year.  On a year-to-date basis, non-operating income decreased by $0.5 million, or 31.3%, to $1.1 million compared to $1.6 million in the same period in the prior year. The quarter and year-to-date decrease in other income is due to additional interest expense associated with prior years amended federal income tax returns.

Income before taxes increased $6.2 million to $19.1 million in the third quarter of fiscal 2005.  The U.S. segment accounted for the $3.1 million of the increase, and the foreign segment accounted for $3.1 million of the remaining total increase.  The U.S. and international segment increase is primarily due to increased sales volume, however changes in foreign currency account for approximately 26% of the net increase in the foreign segment compared to the third quarter last year. On a year-to-date basis, income before taxes increased $16.4 million to $52.2 million. The U.S. segment accounted for $9.4 million of the increase, and the foreign segment accounted for $7.0 million of the remaining total increase. The U.S. and international reporting segment increase is primarily due to increased sales volume, however changes in foreign currency account for approximately 36% of the net increase in the foreign segment compared to the prior fiscal year-to-date.

The effective tax rate for the third quarter of fiscal year 2005 and 2004 was 25.0% and 40.5%, respectively.  On a year-to-date basis, the effective rate for fiscal year 2005 and 2004 was 30.7% and 40.5%, respectively.  On the basis of currently available information, the Company estimates that the 2005 fiscal year-end tax rate will be approximately 32%.  The decrease was a direct result of consolidating functions and activities in jurisdictions where the mix of earnings is subjected to a lower than average tax rate.

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

Liquidity and Capital Resources

On July 17, 2003, we entered into two credit agreements (the “Credit Agreements”) which in the aggregate offer a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005.  The lenders (the “Lenders”) under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N. A., and US Bank.  Simultaneously upon entering into the Credit Agreements, we entered into: (i) a security agreement, pursuant to which the Lenders were granted a security interest in all inventory and receivables located in the United States; and (ii) a pledge agreement and irrevocable stock powers, pursuant to which we pledged the stock of certain of our subsidiaries to the Lenders as collateral. We are currently in negotiations with the Lenders to renew this line of credit, which is set to expire in the first quarter of fiscal year 2006. We plan on extending this line of credit facility for an additional two years at agreeable terms and conditions.

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

The Credit Agreements contain certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends.  The Company has not been in default under the Credit Agreements or been denied a waiver from the Lenders with respect to any provision thereof.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2005 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

As of March 31, 2005, the total outstanding balance on the lines of credit is $2.6 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.7 million at the March 31, 2005 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.1 million at the March 31, 2005 exchange rate), and JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the March 31, 2005 exchange rate).  As of March 31, 2005, the Company has approximately $63.7 million borrowing capacity under the Credit Agreement and Euro-denominated facility.

Net cash provided by operating activities for fiscal year 2005 was $49.1 million versus $51.7 million for fiscal year 2004.   The Company used $39.7 million for investing activities, including $11.8 million for the purchase of property, plant, and equipment and internally developed software.  The Company received $1.0 million from financing activities, consisting primarily of proceeds of $23.0 million from the issuance of stock option exercises offset by $21.6 million in the repurchase of the Company’s stock.  All cash is being retained for the operation and expansion of the business and the repurchase of the Company’s stock.

The Company anticipates that its cash flow from operations along with available lines of credit, in conjunction with other lines of credit for which the Company may be eligible or lines of credit to be renewed or converted into term debt, are sufficient to provide the working capital needs of the Company for the next 12 months.  The Company anticipates that its property, plant and equipment expenditures for fiscal year 2005 will be approximately $2.5 million higher than in fiscal year 2004.

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

Moreover, MICROS’s financial results in any single quarter are dependent upon the timing and size of customer orders and the shipment of products for large orders.  Large software orders from customers may account for more than an insignificant portion of earnings in any quarter.  The customers with whom MICROS does the largest amount of business are expected to vary from year to year as a result of the timing for the roll-out of each customer’s system.  Furthermore, if a customer delays or accelerates its delivery requirements or if a product’s completion is delayed or accelerated, the revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters, respectively.

The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS’s quarterly operating results and other factors, such as announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality and retail industries.  In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

Finally, there are ongoing legal risks to which the Company is subject, some of which are difficult to predict, expect or assess.  Two such legal risks are as follows:

1.  Alleged Patent Infringement:  On occasion, MICROS will receive unsolicited letters from entities which offer a license to a patent, and sometimes go as far to suggest that MICROS may be infringing the patent.  In those instances, MICROS will assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary.  If MICROS concludes that a license is not necessary, there is a risk that MICROS could be subject to legal action.  Currently, there is no such pending legal action.  Recently, however, hundreds of merchants throughout the country, some of which license software products from MICROS and Datavantage, have received patent licensing letters from an alleged patent holder in connection with credit card transaction processes.  The alleged patent holder has pursued litigation against several of these merchants, none of which to MICROS’ knowledge is a customer of MICROS.  While MICROS strongly believes that its technology does not infringe the patent of the above alleged patent-holder, there can be no guarantees that MICROS will not be embroiled in these matters, or other patent matters.

2.  Credit Card Fraud.  Credit card issuers have promulgated credit card security guidelines in their ongoing effort to battle credit card fraud.  MICROS continues to work with credit card issuers to assure that its products comply with these security guidelines.  There can be no assurances, however, that the MICROS products are invulnerable to unauthorized access or “hacking”.  Additionally, there can be no guarantee that MICROS’ customers implement all of the credit card security features which MICROS has introduced, or that the customer maintains the appropriate level of firewall protection.  When there is unauthorized access to credit card data which results in loss, there is the potential that parties could seek damages from MICROS.  Currently, there is no litigation in which damages have been sought from MICROS in connection with credit card fraud.  However, MICROS has received a demand for payment where a customer incurred an alleged loss in connection with credit card theft.  MICROS believes it has no liability in this instance, and in any event the alleged loss is not material.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MICROS’s significant international business and presence exposes the Company to a multitude of market risks, such as currency, interest rate and political risks.  With respect to currency risk, the Company transacts business in 22 different currencies through its foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with those sales are not always denominated in the same currency.  Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can be offset by favorable advances in other currencies.  Strength in the Euro has helped to bolster sales and profitability in Europe; any subsequent decline will adversely impact year over year growth comparisons.

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

Further, the Company is subject to political risk, due in part to instability in the Middle East and the worldwide threat of terrorism, especially in developing countries with uncertain or unstable political structures or regimes.  Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries.  The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.  To be able to offer commercially viable and competitive products, the Company must also comply with the rules and regulations of the credit card associations, including the security and data protection rules.  As these guidelines are subject to change, the Company could and most likely will have ongoing costs associated with modifying products to comply with future credit card rule changes.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934).  This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’s Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’s Executive Vice President and Chief Financial Officer. Disclosure Controls and Procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls and Procedures are also designed with the objective of ensuring that the information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The evaluation of MICROS’s Disclosure Controls and Procedures included a review of the controls’ objectives and design, and the controls’ implementation and operational procedures.  In the course of this evaluation, MICROS sought to identify and analyze the manner in which it collects information and requires its employees from the four worldwide regional headquarters (North America, Latin America, Europe/Africa/Middle East, and Asia Pacific) to produce the information.  Once the information is collected, the Company evaluated how the information is analyzed for purposes of determining if, how, when and where to disclose the information.  Finally, MICROS analyzed the forms and guidelines it has developed internally that are disseminated to all operations, and are required to be resubmitted to the corporate finance operation.  These forms and documents are designed to elicit pertinent financial and non-financial information from the operations on a worldwide basis.

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

Finally, there have not been any changes in MICROS’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, MICROS’ internal control over financial reporting.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2005

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Purchase Price(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Fiscal Year 2002 Authorized Plan(2)
January 1 – 31, 2005	31,148	$34.48	31,148	—
(15,574 shares purchased prior to stock split)

Fiscal Year 2005 Authorized Plan(3)
January 1 – 31, 2005	52,880	$34.48	52,880	947,120
February 1 – 29, 2005	191,122	$33.12	191,122	755,998
March 1 – 31, 2005	110,242	$32.85	110,242	645,756
Total	354,244	$33.24	354,244	645,756

(1)   The number of shares and the average price per share are presented on a stock split adjusted basis following a 2 for 1 stock dividend, which occurred on January 31, 2005.

(2)   In fiscal year 2002, the Board of Directors of the Company authorized the purchase of up to two million shares (adjusted for 2-for-1 stock dividend) of the Company’s common stock. In January 2005, the company purchased all remaining shares authorized under that plan.

(3)   During fiscal year 2005, the Board of Directors authorized the purchase of an additional two million shares (adjusted for 2-for-1 stock dividend). As of March 31, 2005, the Company has purchased 354,244 shares in the open market under this authorized plan.

Items 3 (Defaults Upon Senior Securities) and 4 (Submission of Matters to a Vote of Security Holders)

No events occurred during the quarter covered by the report that would require a response to any of these items.

Item 5.  Other Information

On November 19, 2004, the Company’s Board of Directors (with A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in the plan) authorized the establishment of a Supplemental Executive Retirement Plan, to provide certain designated officers and executives of the Company with retirement benefits upon retirement.  Under the terms of the plan, participants who are vested in the plan will receive an annual benefit for a period of nine years upon retirement on or after age 62.  The payment amount is determined based on the participant’s age at retirement and the base salary received by the participant during the 12 months immediately preceding his or her retirement.  On April 27, 2005, the Company’s Board of Directors (with A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in the plan) amended the Supplemental Executive Retirement Plan, to provide for vesting of benefits in the event of a participant’s death.  The foregoing description is qualified in its entirety by reference to the provisions of the plan, as amended, a copy of which is attached as Exhibit 10.1.

Item 6.    Exhibits

10.1 Supplemental Executive Retirement Plan

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

MICROS SYSTEMS, INC.
(Registrant)

May 10, 2005	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

May 10, 2005	/s/ Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller