Form 10-K
period 2005-06-30
MICROS SYSTEMS INC
filed 2005-09-13
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30,2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission File Number 0-9993
MICROS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of Incorporation or organization	52-1101488 (I.R.S. Employer Identification No.)

7031 Columbia Gateway Drive Columbia, Maryland (Address of principal executive offices)	21046-2289 (Zip Code)
Registrant’s telephone number, including area code: 443-285-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.0125 per share (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑ NO ☐
The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2004 was $1,457,338,750.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
At the close of business on August 31, 2005, there were issued and outstanding 38,440,438 shares of Registrant’s Common Stock at $.0125 par value.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, currently scheduled to be held on November 18, 2005, to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.
PART I
ITEM 1. BUSINESS
INTRODUCTION
     MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc. (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis). MICROS is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services. The hospitality industry comprises numerous defined market segments, e.g., lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues (for example, stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, including clothing, shoes, food, hardware, jewelry, and other specialty items.
     MICROS’s enterprise solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) specialty retail information systems. MICROS is also beginning to develop and distribute specialty information systems for use in the healthcare industry; these systems include software products that help healthcare facilities manage their bed demand and foodservice operations. In addition to its software enterprise solutions and hardware products, MICROS offers an extensive array of support services and products for its hotel, restaurant and retail information systems. The hotel information systems consist of software encompassing property management systems (“PMS”), sales and catering systems (“S&C”), central reservation systems (“CRS”), and customer information systems (“CIS”). The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications. The specialty retail systems consist of software encompassing POS, loss prevention, business analytics, customer gift cards, and enterprise applications. The Company operates in two segments for financial reporting purposes: U.S. and International. You can find financial information for each segment, as well as certain financial information about geographic areas, in Note 16 to our financial statements included this Annual Report on Form 10-K.
     The Company’s PMS applications are installed worldwide in leading hotel chains, including Accor, Best Western, Concorde, Dusit, Fairmont, Federal, Four Seasons, Hilton International, Hyatt International, InterContinental Hotels Group, Kempinski, Mandarin Oriental, Marriott International, Mövenpick, Peninsula, Radisson, Ramada Europe, Shangri-La International, Starwood, Steigenberger, Swissôtel, Thistle, and Wyndham. Worldwide, there are currently more than 15,000 MICROS PMS applications installed.
     The MICROS CRS is installed in numerous hotel chains, including Best Western, Concorde, Constellation (Australia), Equatorial (Malaysia), Four Seasons, MacDonalds (United Kingdom), Oberoi (India), Pan Pacific (Singapore), Rydges (Australia), Shangri-La, Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle (UK), Vagabond Inns, West Coast Hotels, Wyndham and Wynn Resorts.
     The MICROS CIS is installed in numerous hotel chains, including Concorde, Equatorial, First, Four Seasons, Hilton International, Oberoi, Pan Pacific, Peninsula, Rydges, Scandic (Sweden), Shangri-La, Sokos, Sorat (Germany), Starhotels, Sun International, Constellation, Taj (India), and Wyndham.

     MICROS’s restaurant POS systems are installed worldwide. Major table service restaurant chain customers include Bertucci’s, Brinker International, Corporacion Mexicana de Restaurantes (Mexico), Cracker Barrel, Eat ‘n Park, El Torito, Friendly’s, Hard Rock Café, HMS Host, Hooters, International House of Pancakes, La Madeleine, Marie Callender’s, Metromedia Restaurant Group, Mitchells and Butlers (U.K.), Perkins, Rainforest Cafe, Ruby Tuesday’s, T.G.I. Friday’s, VIPS (Spain), and Whitbread PLC (United Kingdom). Major quick service chain restaurant (“QSR”) customers include numerous franchisees of Atlanta Bread, Arby’s, Baja Fresh, Ben & Jerry’s, Burger King, El Pollo Loco, Fazoli’s, Grandy’s, Krispy Kreme, Pollo Campero (Guatemala), Panera Bread, Popeye’s, Red Rooster (Australia), Starbucks (mainly international sites), Subway, Wendy’s, and various franchisees of Yum! Brands (Pizza Hut, KFC International, and Taco Bell).
     MICROS’s restaurant POS systems are also installed in hotel restaurants in chains, including Fairmont, Four Seasons, Hilton International, Hilton, Hyatt, InterContinental Hotels, Kempinski, Mandarin Oriental, Marriott International, Omni, Radisson, Starwood, Swissôtel, and Wyndham. Additional significant markets for the Company’s POS systems include complex foodservice environments, for example, casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations and specialty retail shops. Users include Aramark, Anton’s, Compass, Delaware North, HMS Host, and various government entities. The Company has installed large POS systems in the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, The Venetian and Wynn Resorts. MICROS supplies and services POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard, and CBORD Group/Diebold. Worldwide, there are more than 200,000 MICROS POS systems installed and in use, at sites on all seven continents.
     MICROS also markets both hotel PMS and restaurant POS systems that it acquired as part of the acquisition of certain assets of Hospitality Solutions International, Inc. (“HSI”). The HSI hotel and restaurant systems products are both Windows® based software products that run on personal computers (“PCs”). Additionally, MICROS markets a POS product that it acquired via the stock purchase of Indatec GmbH (“Indatec”) in January 2001. The Indatec product is a proprietary based POS system with embedded software. The Indatec product is sold exclusively in Europe and is targeted to small restaurants.
     MICROS, through its JTECH Communications, Inc. (“JTECH”) subsidiary, which it acquired on January 6, 2005, markets a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.
     MICROS’s specialty retail solutions are provided through its wholly-owned subsidiary, Datavantage Corporation, a software application developer and system integrator specializing in the specialty and apparel retail market, which was acquired on May 1, 2003. Datavantage has over 200 retail company customers. Its customers include Abercrombie & Fitch, Armani Exchange, Barney’s New York, Books-A-Million, Blue Spirit (Italy), Brazin Ltd. (Australia), Hugo Boss AG (Germany), Jos. A Banks Clothiers, Limited Too, Michael’s Arts and Crafts, Polo Ralph Lauren, Ritz Camera, Reebok, S & K Famous Brands, Roots Canada Ltd. (Canada), Señor Frogs (Mexico), Steve Madden Retail and Shaw’s Markets. Ritz Camera is the first user of Datavantage’s Xstore POS software product that was released in fiscal year 2005.
     “MICROS”, “Fidelio”, “DatavantageCorp”, “Go2Team”, “InStorePlus”, “Ovation”, “Opera”, “e7”, “Store21”, “Tradewind”, “Xstore”, “JTECH”, “Patient Select”, “Premise Pager System”, “TableAlert”, “ServAlert”, “GuestAlert”, “HostAlert”, and “CommPass” are trademarks or service marks of MICROS or its subsidiaries. This Annual Report on Form 10-K (this “Annual Report”) also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

PRODUCTS AND SERVICES
Hotel Information Systems
     For the hotel marketplace, MICROS develops markets and distributes a complete line of hotel software products and services. The hotel information systems include property management systems, sales and catering systems, central reservation systems, customer information systems, revenue management systems (“RMS”), an Internet/Global Distribution System based hotel reservation service called myfidelio.net (formerly named hotelBANK), and installation and support services associated with the various software products. Worldwide, there are currently more than 15,000 active MICROS PMS installations.
     The PMS software provides for check-in and check out, reservations, guest accounting, travel agent accounting, engineering management, and interfaces to central reservation, on-line travel services known as alternative distribution services and global distribution systems. The S&C software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The CRS software allows hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software allows hotels to efficiently capture and track relevant information of guests. The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers.
     MICROS also offers an Internet-based hotel reservation service via its myfidelio.net service. This service enables corporations, tourist representation services, and consumers to create room reservations directly with designated hotels. This service also allows those hotel properties without internal reservation capabilities to outsource to MICROS the maintenance of their connectivity to the global distribution systems, including Sabre, Galileo, Amadeus and WorldSpan, and various Internet-based alternative distribution systems, including Expedia.
     MICROS markets a range of property management systems geared to hotels of varying sizes and operational needs. For larger hotels, MICROS markets a comprehensive suite of hotel software products under the Opera brand name. Opera includes modules for property management, central reservations, customer information systems, sales and catering, revenue management, data mining, financials, golf reservations, spa management, and quality management. The first modules of Opera were released in June 2001. Development of Opera continues with significant enhancements to all of its modules. In fiscal year 2005, MICROS introduced new software modules to address special requirements of extended stay hotels, casino hotels and resorts (including spa and golf capabilities), and added functionality for condominiums and timeshare facilities.
     MICROS’s hotel systems run on industry standard PCs. The Opera platform will also run on large PC servers, and uses an Oracle® database. Opera can be run on two operating systems: Microsoft Windows® (Server and XP) and IBM AIX®.
     The Opera software suite is deemed an important product line for MICROS’s continued growth in the hotel information systems market. Over 65 hotel chains have adopted Opera and are in the midst of multi-year rollouts. MICROS also has released a version of the Opera property management system called Opera Xpress. This product allows smaller properties to deploy the Opera PMS at a lower price with a limited number of product features. As of June 30, 2005, over 3,400 hotel sites have installed Opera PMS and OperaXpress.
     MICROS also markets a suite of hotel software products under the Fidelio Version 7.0 brand name. Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database. There are over 4,400 hotels using Version 7.0.
     For smaller hotels and bed and breakfast establishments, MICROS markets a PMS product called Fidelio Xpress. This product operates on the Windows® 2000 operating system and runs on a Sybase SQL database. It uses an innovative touch screen display user interface. The product incorporates a limited sales and catering capability and has Internet reservations capability. It is installed in over 950 sites globally. MICROS also markets a suite of hotel products via its HSI division with over 220 sites installed.
     MICROS has also introduced a PMS product designed specifically for the European resort market called Fidelio Version 8. This product contains certain Internet-based features and uses the Windows® operating system with an Oracle® database. The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. Fidelio Version 8 was released in January 2004 and is installed in over 400 hotel sites as of June 30, 2005.

     MICROS markets a specialized version of its PMS product to the cruise industry via its Fidelio Cruise subsidiary. The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management. Fidelio Cruise software is installed in over 170 cruise ships. Customers include Carnival Cruise Lines, Cunard Line, Holland American, Norwegian Cruise Lines, P. & O. Cruises, Princess Cruises, Radisson Seven Seas Cruises, Star Cruises, Royal Caribbean International, and the U.S. Navy, among many others.
     Additionally, MICROS has a marketing alliance with Systems Union Group Plc, headquartered in London. This alliance involves the joint product development and marketing of application software based on Systems Union’s back office accounting and business intelligence applications. This alliance enables MICROS to offer a hotel customer a complete suite of integrated software solutions that addresses operational needs, business intelligence and analysis, and provides back office accounting and reporting. As part of this alliance, MICROS serves as a preferred reseller of Systems Union’s software and business solutions to the hospitality industry.
Restaurant Information Systems
     MICROS’s restaurant systems include a full-featured point of sale application, offering transaction control, restaurant operations, accounting data, interfaces to other systems, communications, and hardware and support services. Most of the products are designed to operate on industry standard PCs with the order entry terminals being either industry standard PCs or proprietary terminals, including two types of proprietary intelligent terminals developed and designed by MICROS.
     Hardware
     MICROS offers POS hardware terminals for entry of restaurant orders. The terminals can either be industry standard based personal computers with additional functionality added for operating within foodservice environments or proprietary intelligent terminals. MICROS’s main PC based terminal workstations are the Workstation 4 and the Eclipse. MICROS also markets a PC-based POS terminal called the Elite in its Asia/Pacific region. MICROS also integrates other hardware devices, e.g., printers, cash drawers, handheld order entry terminals, and pole displays into its complete product offerings.
     The Workstation 4 was released in fiscal year 2003. This product is a thin-client POS terminal, utilizing Microsoft’s Windows® CE operating system, with standalone resiliency. This capability means that even if the system server shuts down, the POS terminal can continue to function and store data until the server is operational. MICROS’s Workstation 4 is manufactured by GES Singapore Pte. Ltd. of Singapore (“GES”).
     The Eclipse was released in June 2000. It is a specialized POS computer designed to withstand the rigors of a restaurant environment. It is a color touchscreen-based system that offers both passive and active matrix display options. During fiscal year 2006, MICROS will cease development and marketing of the Eclipse. It will be replaced with the 2010 Workstation (described below). The Eclipse was manufactured by Sanmina-SCI Corporation of Huntsville, Alabama (“SCI”).
     The 2010 Workstation is a high-performance POS terminal designed to run MICROS’s restaurant and other third party PC-based software applications. The product uses an Inte®l Pentium chip architecture. It can be configured to accommodate various memory and storage requirements. The product will support various Microsoft operating systems and Linux. The 2010 Workstation is being manufactured by GES and is scheduled for release in fiscal year 2006.
     GES also manufactures a product named the Keyboard Workstation for MICROS. This new product, released in fiscal year 2005, allows for orders to be entered into the MICROS 9700 HMS via a low cost but durable workstation with a keyboard interface versus a more costly touchscreen. The Keyboard Workstation is primarily used in institutional foodservice environments, convention centers, and sports complexes.
     Partner Tech, Inc. manufactures the MICROS Elite PC Workstation product in Taiwan.

     Through its JTECH subsidiary, MICROS offers pagers, wireless systems, and related products for use in restaurants, retail, medical, and other environments.
     MICROS resells various hardware products, including personal computers, printers, network cards, and other related computer equipment. MICROS maintains a global, non-exclusive preferred provider agreement with Hewlett Packard Corporation. This relationship allows MICROS to resell Hewlett Packard personal computers, printers, and networking equipment on a global basis.
     Software
     The Company’s restaurant POS software systems are the 9700 Hospitality Management System (“HMS”), the 3700 POS system, HSI POS, Indatec, and the e7 Series. These systems provide transaction control for table service, quick service and large foodservice and entertainment venues.
     The 9700 HMS, released in fiscal year 2001, and subsequently upgraded to add new features and functionality, is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants. The 9700 HMS product has an open systems architecture running on Microsoft’s Windows® 2000 operating system. The 9700 succeeded an earlier product called the MICROS 8700 HMS. The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can run multiple distant restaurants. A new version was released in fiscal year 2005 that allows the 9700 HMS to be deployed with an Oracle database in addition to the current proprietary database.
     The 3700 POS, the first generation of which was released in fiscal year 1997, and subsequently upgraded, is designed for table service and quick service restaurants. It has an open systems architecture utilizing Microsoft’s Windows® 2000 operating system, a Sybase relational database, and runs on industry PCs. It uses a color touch screen with a Microsoft Windows® based graphical user interface.
     MICROS introduced the first generation of its Restaurant Enterprise Series (“RES”) software suite, now called “RES 3000”, in fiscal year 1999. RES is a software suite of products that includes point-of-sale transaction control, restaurant operations (labor scheduling, time and attendance and financial management), data analysis, and communications. The POS software comprises the front-end application for the 3700 system. The restaurant operations modules constitute the Enterprise Office suite. The software modules include inventory, product forecasting, labor management, financial management, gift cards and enterprise data management. These modules are designed to operate at a restaurant site. For management of multiple restaurants, the RES includes a suite of software products called Enterprise Management. This suite allows for data to be transmitted to a remote site (including a corporation’s headquarters) for data collection and analysis. Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations. The Restaurant Enterprise Series is an important component of MICROS’s strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.
     In July, 2004, MICROS released a new POS system called the e7 Series. This product is designed for small restaurants and runs on the MICROS Workstation 4 with a Microsoft Windows® CE Operating system. It is designed as the successor product for the MICROS 2700 HMS. The MICROS 2700 HMS was released in fiscal year 1989 and was marketed through fiscal year 2004. That product was highly successful with approximately 95,000 terminals installed in the product’s fifteen-year life.
     In addition, in fiscal year 2002, MICROS developed and released an Internet-based portal product called “mymicros.net.” Mymicros.net posts store transaction POS detail to a centralized data warehouse in near real time. This product allows the customer to view reports and charts for a single store, a group, or the entire enterprise from any location that has an Internet connection. The mymicros.net software product can either be purchased via a license to use or by an annual or multi-year subscription contract. In fiscal year 2003, MICROS created a data center in its Columbia, Maryland headquarters to host the mymicros.net software for customers. Over 225 customers, representing over 1,700 sites, are subscribers to mymicros.net as of June 30, 2005.

     Through its HSI division, the Company markets the HSI POS product primarily to table service restaurant customers in North America via a direct sales force. The product contains a wide array of POS features. A portal called “myhsi.net” was introduced in fiscal year 2003. The product’s functionality is similar to the mymicros.net portal and is designed for use with the HSI POS product. HSI is currently developing a new POS product called iPOS, which is a modified and enhanced version of the Internet-based POS product previously developed by MICROS and an outside development entity. The Company anticipates that iPOS will be able to be deployed either on site in a client-server configuration or via a web-based configuration.
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
Retail Information Systems
     Through its Datavantage subsidiary, MICROS markets retail store software automation systems and business intelligence applications. The retail store systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”). Store21 is designed for smaller retail operations, while Tradewind is targeted at larger higher volume transaction-oriented retail stores. The Proact Home Office Business Intelligence Suite (“Proact”) includes loss prevention, customer relationship management, gift cards and audit control. The products operate on Microsoft’s Windows® NT and 2000 operating systems and use Sybase® as the database.
     Datavantage released a next generation POS software system in fiscal year 2005 named XStore. This product runs on the Sun Microsystems® Java® operating system and incorporates the latest available programming features. The product’s architecture will allow it to be integrated to both Windows and Linux-based back office systems. Like its predecessor products, Store21 and Tradewind, Xstore is a front-end POS software system that must be integrated with existing back office systems operated by retailers. Xstore is an important product for Datavantage, and is a core element in Datavantage’s growth strategy.
     All of Datavantage’s software systems run on industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, Dell, NCR and MICROS.
Healthcare Systems
     MICROS offers three software solutions to healthcare operations: Bed Management Select System, Patient Select System, and Materials Management Select System. The Bed Management Select System enables facilities to automate bed demand and room availability. The Patient Select System automates dietary and foodservice operations for patients. Materials Management Select System provides supply chain management for foodservice and other items.

Summary of Product Solutions (Software and Hardware):

Restaurant Products	Software Solutions	Hardware Solutions
	9700 HMS	Eclipse PC Workstation Terminal
	3700 POS	Workstation 4 Terminal
	Restaurant Enterprise Series 3000	Elite PC Workstation Terminal
	HSI Profit Series POS	Keyboard Workstation Terminal
	Indatec POS	2010 PC Workstation ( to be
	mymicros.net	released in Fiscal Year 2006)
	myhsi.net	JTech Paging Products
	iPOS	Indatec Point-of-Sale Terminal
	e7 POS	Hewlett Packard Products
iCare Gift Cards

Hotel Products	Software Solutions
Fidelio Property Management Systems
Fidelio Xpress Property Management System
Opera Property Management System
Opera Xpress Property Management System
Central Reservation System
Customer Information System
Vacation Ownership System
Web Booking Suite Software
Sales and Catering
MICROS-Fidelio Financials
Quality Management Systems
Opera Activities System (golf, spa and activities)
HSI Suite of Hotel Solutions
myfidelio.net
Fidelio Cruise Software
Opera Revenue Management Software
Materials Management
Business Intelligence, Analysis, and Reporting Software

Retail Products	Software Solutions
Store21 Store Management System
Tradewind Store Management System
Xstore Management System
Proact Home Office Business Intelligence Suite
Gift Cards Software

Healthcare Products	Software Solutions
Bed Management Select System
Patient Select System
Materials Management Select System
Services
     MICROS provides a wide range of support services to its customers. Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support; help desk, systems configuration, network support and consulting. MICROS offers software-hosting capabilities, which allows customers to use the software without investing in hardware and a network.

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
     MICROS operates a help desk seven days a week, 24 hours per day (7/24) in its Columbia, Maryland headquarters. This central support operation receives support calls from customers and either addresses them telephonically or on-line, or, where appropriate, dispatches a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, whether a MICROS subsidiary or authorized independent distributor. Additionally, MICROS maintains regional support call centers in Neuss, Germany, Galway, Ireland, Buenos Aires, Argentina, and Sydney, Australia. MICROS’s corporate customer service provides back-up support for its regional centers, and MICROS’s research and development operation in Naples, Florida, provides higher-level support for the hotel software products. Customer support for myfidelio.net is centered in Hamburg, Germany. MICROS’s HSI division supports its customers via a 7/24 help desk operation located in its Scottsdale, Arizona facility. Datavantage supports its retail customers via a 7/24 help desk operation located in its Cleveland, Ohio headquarters. JTECH supports its customer via a help desk operation located in Boca Raton, Florida.
     In fiscal year 2002, MICROS opened a customer support call center in Galway, Ireland. This center became operational in fiscal year 2003 and serves as the software support call center for many MICROS POS and hotel software installations in most European nations. MICROS also plans to provide support from Galway for its European Datavantage sites.
     MICROS has implemented a data center in Frankfurt in conjunction with MCI to serve as a hosting center for European customers deploying various application service products. We anticipate that the arrangement with MCI may be expanded beyond Europe.
     MICROS believes that its services are an important competitive factor and differentiator in customer purchasing decisions. Service revenue, which comprises programming, installation, training, in-field support and help-desk, maintenance, constituted approximately 50.1% ($299.1 million) of MICROS total revenues in fiscal year 2005, 52.0% ($253.3 million) in fiscal year 2004, and 49.5% ($201.2 million) in fiscal year 2003.
     An important component of MICROS’s service offerings are maintenance service contracts that include field and depot hardware maintenance and software support. Most service maintenance contracts are annual contracts that automatically renew for a one-year renewal term unless either party tenders timely notice of non-renewal. Revenues for service maintenance contracts were $163.4 million for fiscal year 2005, $140.3 million in fiscal year 2004, and $113.3 million for fiscal year 2003. Service maintenance contract revenue was included in the service revenue for the Company.
     MICROS also offers products for the provision of the above services. Products include spare parts, media supplies (ribbons, paper, printer cartridges, etc.), network products, and printers. MICROS offers these supplies through its direct sales offices and through an operation called POS Depot (North America only).
SALES, MARKETING AND DISTRIBUTION
     The Company considers its direct and indirect global distribution network to be a major strength and superior competitive advantage. This network has been built over the past 28 years. The Company (including its various subsidiaries), its U.S.-based dealers, and international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve the Company’s existing customer base with enhanced products and services.

     The Company’s restaurant and hotels products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of the Company’s sales distribution network consisting of approximately 50 wholly or majority-owned subsidiaries and sales offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 62 domestic dealers and approximately 46 international distributors.
     MICROS’s Datavantage subsidiary markets its product largely through a direct sales force to a North American customer base. Internationally, Datavantage products are distributed by MICROS subsidiaries in Australia, Mexico, Germany, Italy, and Japan, and also by one international distributor.
     MICROS’s JTECH subsidiary markets its product primarily through a direct sales force in North America and three international distributors. MICROS is beginning to distribute the JTECH products through MICROS’s existing sales channels.
     Foreign sales, including export sales from the United States, accounted for approximately 46% ($273.9 million) of the Company’s total revenue in fiscal year 2005, 45.2% ($220.4 million) in fiscal year 2004, and 47.3% ($192.0 million) in fiscal year 2003.
RESEARCH AND DEVELOPMENT
     The products sold by the Company are subject to rapid and continual technological change. Accordingly, the Company must continually develop innovative systems incorporating the newest technologies. Products available from the Company, as well as those from its competitors, have offered an increasingly wider range of features and capabilities.
     The Company conducts its core restaurant POS product software and hardware development, and also development of its Internet-based restaurant software products, at its Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs, MICROS also conducts POS software development in regional offices located in: Scottsdale, Arizona; Sydney, Australia; Hamburg, Neuss, and Bernau am Chiemsee, Germany; and Singapore. In addition, the Company continually examines and evaluates software and hardware products and designs created by third parties, and the Company has acquired and may in the future acquire ownership or licensing rights to those products and designs.
     During fiscal year 2005, MICROS outsourced the manufacturing of its POS terminals to GES and SCI. Both companies provided hardware design services and manufacturing services to MICROS. These outsourcing relationships allowed the Company to use each company’s respective design capabilities and manufacturing facilities to produce MICROS branded POS terminals. MICROS’s internal hardware design team participated in the design and development of the industry-specific POS terminals and peripherals. With the scheduled end of the Eclipse PC Workstation’s life, MICROS will terminate its manufacturing relationship with SCI, although a warranty/repair relationship will remain in force to enable support of the extensive field population of Eclipses. See also Manufacturing in Part I of this Form 10-K.
     The Company’s hotel PMS, S&C, CRS, and CIS development is primarily conducted in Naples, Florida. Additional development is conducted in Neuss, Germany on the Fidelio Version 8.0 suite of hotel products and in Columbia, Maryland, for the Yield Management Software products. MICROS maintains close relationships with major software operating and database companies like Oracle, IBM, Novell, Sybase, Sun Microsystems and Microsoft. These relationships are important to MICROS so it can readily incorporate software changes from these companies into its products. MICROS’s international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and customer requests.
     Product development for MICROS’s myfidelio.net product is conducted in Berlin, Germany. Product development for Datavantage’s retail products is conducted in Cleveland, Ohio and Boston, Massachusetts. JTECH conducts its development at its Boca Raton, Florida location.

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D activities for the past three fiscal years is as follows (in thousands):

	2005	2004	2003
Total R&D	$33,144	$32,387	$23,329
Capitalized software development costs	(5,745)	(5,178)	(4,581)

Total R&D expenses	$27,399	$27,209	$18,748

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
     Competitors in the restaurant POS marketplace include full service providers, e.g., Infogenesis, NCR, Panasonic, Par Technology, POSitouch, Radiant Systems, Sharp, Vectron AG (Germany), and xpient Solutions, and hardware providers, e.g., Casio, Dell, IBM, NCR, and Wincor-Nixdorf. There are also numerous companies that license their POS-oriented software with PC-based systems in regional markets around the world.
     Many of the over 100 competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Agilysys, MAI Systems, Multi-Systems, Northwind, Newmarket (Sales and Catering product only), Optims, Ramesys, Par Technology [Springer-Miller], Visual One, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, MICROS generally faces smaller, regionally-oriented competitors.
     The specialty retail market in which Datavantage operates is highly competitive. Competitors include 360 Commerce, CRS Retail Systems, GERS, JDA Software, NSB, Retek/Oracle, Trax Software and Triversity among many others. Internationally, Datavantage generally competes with smaller, regionally-oriented competitors.
     The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group. The competitors in this market consist of in-house development efforts by chains, property management competitors, e.g., Northwind and Par Technology [Springer-Miller], and specialized central reservation providers, e.g., Optims, Pegasus, Vantis Corp., and WizCom International/Trust International (subsidiaries of Cendant Corporation). The market for central reservation systems is highly competitive.
     MICROS believes that the CIS market has various competitors. Those that offer CIS products are generally smaller companies targeting specialized segments of the market. However, most of the systems in place today are customized solutions developed by specific chains for their own use. These customized systems are thus not marketed to other hotel chains.
     JTECH’s competitors include Long Range Systems, NTN Communications, and certain distributors of Motorola paging products.

MANUFACTURING
     The Company’s manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies. MICROS maintains relationships with several companies for the manufacturing of POS terminals. MICROS’s primary POS platform, Workstation 4, is manufactured by GES Singapore Pte Ltd., located in Singapore. MICROS’s new PC Workstation, the 2010, has been designed in conjunction with GES and will be manufactured by GES starting in fiscal year 2006 in GES’s manufacturing facility in Singapore.
     MICROS contracted with SCI for the manufacturing of its Eclipse PC Workstation. The product reached the end of its production life during the latter half of fiscal year 2005, and, once the final units are produced (anticipated to be completed during the first quarter of fiscal year 2006), MICROS will terminate its manufacturing relationship with SCI, although a warranty/repair relationship will continue to support the extensive field population of Eclipse PC Workstations.
     MICROS’s Elite PC based POS terminal is manufactured by Partner Tech, Inc. in Taiwan. This product is offered for sale in Asia by MICROS’s Asia/Pacific regional offices.
     MICROS’s Indatec operation manufactures its POS systems in a facility in Bernau am Chiemsee, Germany, and contracts with a third party manufacturer in Germany for additional production capacity.
     MICROS retains a repair capability of certain products in its distribution facility in Hanover, Maryland.
     JTECH’s paging and related products are largely manufactured by several contract manufacturers in China. JTECH conducts final assembly of its paging and related products in its Boca Raton, Florida operation. The core pagers and components are purchased and converted into finished products with the appropriate software installed.
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
EMPLOYEES
     As of July 31, 2005, the Company employed approximately 3,253 full-time employees. Approximately 58% of the workforce, or 1,872 employees, are based in North America (United States and Canada), with approximately 815, or 44%, of the North America-based employees located in the Company’s headquarters building and Hanover, Maryland distribution center. The balance of this group is employed principally at the Company’s regional district offices, the HSI division office in Scottsdale, Arizona, the Datavantage offices in Cleveland and Boston, the JTECH location in Boca Raton, Florida, and MICROS’s hotel product development group in Naples, Florida. The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

	North	Europe/Africa	Asia/	Latin
By Geographical Region	America	Middle East	Pacific	America	Total
Employees	1,872	852	413	116	3,253
As % of total	57.5%	26.2%	12.7%	3.6%	100.0%
     Over 62% of the workforce, or approximately 2,023 employees, are engaged in sales/marketing. The table below presents employees by functional skills, expressed both as a headcount and as a percentage of total employees:

	Sales/	Customer		Admin./
By Functional Skills	Marketing	Support	Development	Finance	Operations	Total
Employees	2,023	524	370	193	143	3,253
As % of total	62.2%	16.1%	11.4%	5.9%	4.4%	100.0%

     The Company is not a party to any collective bargaining agreements. None of the Company’s employees are represented by a labor union, except in France, Germany, Mexico and Spain, as mandated by law. MICROS uses certain suppliers whose employees may be represented by labor unions. MICROS believes it maintains good relations with its employees.
FOREIGN SALES AND FOREIGN MARKET RISK
     The Company recorded foreign sales, including exports from the United States, of approximately $273.9 million during fiscal year 2005 to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada. Comparable sales in fiscal years 2004 and 2003 were $220.4 million and $192.0 million, respectively. See Note 15 of the notes to the consolidated financial statements as well as Item 7. Management’s discussion and analysis of financial condition and results of operations for additional geographic data.
     MICROS’s significant international business and presence expose the Company to certain market risks, such as currency, interest rate and political risks. With respect to currency risk, the Company transacts business in different currencies through its foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency. In addition as of June 30, 2005, the Company did invest in one financial instrument for ZAR (South African Rand) 5.0 million forward contract which is designed to protect against foreign currency fluctuations. Given the fact that the Company transacts business in many different currencies, adverse declines in certain currencies can sometimes be offset by favorable advances in other currencies.
     The Company transacts business in approximately twenty-seven currencies in fiscal year 2005, approximately twenty-three in fiscal year 2004, and approximately twenty-three in fiscal 2003. The relative currency mix over the past three years was as follows:

	Year Ended June 30,
	% of Reported Revenues			June 30 Exchange Rates
	2005	2004	2003	2005	2004	2003
Revenues by currency (1)
United States Dollar	59%	58%	55%	1.0000	1.0000	1.0000
European Euro	21%	20%	18%	1.2102	1.2196	1.1515
British Pound Sterling	6%	6%	7%	1.7917	1.8194	1.6558
Australia Dollar	2%	3%	4%	0.7613	0.6993	0.6737
Japanese Yen	2%	2%	2%	0.0090	0.0092	0.0084
All Other Currencies (2)	10%	11%	14%	0.2218	0.1916	0.1806

Total	100%	100%	100%

(1)	Calculated using average exchange rates for the year.

(2)	Average weighted twelve month exchange rates for all other currencies.
     The Company has evaluated the impact of a 10% change, both upward and downward, of the Euro in relation to the U.S. dollar. A 10% increase in the value of the Euro in relation to the U.S. dollar versus the Euro would, in fiscal year 2005, have increased annual revenues by approximately $12.6 million or 2.1%, while a 10% decline in the value of the Euro in relation to the U.S. dollar would, in fiscal year 2005, have reduced annual revenues by approximately $12.6 million or 2.1%. This sensitivity analysis does not consider the impact of exchange rate changes on either cost of sales, operating expenses, or income taxes and accordingly, is not necessarily an indicator of the impact of potential exchange rate changes on net income.

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
     Further, the Company’s committed line of credit bears interest at a floating rate of interest. The Company does not invest in financial instruments designed to protect against interest rate fluctuations, although it will continue to evaluate the need to do so in the future.
     Finally, the Company is subject to political risk, due in part to the instability in various areas of the World including the Middle East and worldwide threat of terrorism, especially in developing countries with uncertain or unstable political structures or regimes. Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries. The Company is also subject to the effects of and changes in, laws and regulations, other activities of governments, agencies and similar organizations.
PATENTS
     The Company holds one through its JTECH subsidiary, and is currently applying for 5 patents on certain technologies developed in its operations. In general, the Company believes that, historically, its competitive position has not been materially dependent upon patent protection. The technology used in the design and manufacture of most of the Company’s hardware products is largely licensed or purchased from third parties. With respect to the Company’s software products, it historically has relied on nondisclosure agreements and applicable U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most other countries, it is believed that both statutory and common law has provided and will continue to provide the Company with sufficient protection.
     There are risks that third party entities, including competitors, could attempt to misappropriate the Company’s intellectual property. Given these potential risks, the Company has implemented procedures to monitor misappropriation of its intellectual property. If a misappropriation is detected, the Company will pursue appropriate legal action.
FLUCTUATIONS AND CUSTOMERS
     The Company’s quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in the pricing and promotion policies of the Company and its competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of its customers. Political uncertainty and world turmoil, created by unpredictable factors, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, will continue to adversely impact travel and tourism and therefore the Company’s quarterly operating results. Moreover, the Company has experienced increased seasonality of its business, given the significant volume of international sales. In particular, with the European summer holidays, the Company generally experiences lower sales volume in the first fiscal quarter relative to other quarters. The Company also experiences a stronger than average sales volume in the second fiscal quarter due to the holiday season for the retail products and services. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is MICROS’s third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Therefore, the Company believes that quarter-to-quarter historic comparisons of its results are not necessarily meaningful or indicative of future performance.
     No single customer accounts for 10% or more of the Company’s consolidated revenues, nor is any material portion of the Company’s business subject to renegotiation of profits at the election of the U.S. Federal Government. In fiscal years 2005 and 2004, the Company was party, directly and indirectly, to certain contracts with the U.S. Federal Government, which such contracts contained standard termination for convenience clauses. In fiscal years 2005 and 2004 the Company’s U.S. Government related revenue was approximately 1.7% and 2.0%, respectively. The Company does not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under termination for convenience clause.

ENVIRONMENTAL MATTERS
     The Company believes that it is in compliance in all material respects with all applicable environmental laws and does not anticipate that environmental compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.
BACKLOG
     The Company generally has a backlog of approximately two months’ revenue, substantially all of which is cancelable at any time before shipment. As of June 30, 2005, 2004 and 2003, the backlog totaled approximately $98.8 million, $78.1 million and $65.5 million, respectively. Historically only an immaterial portion of the backlog existing as of the first day of the fiscal year is not recognized in such fiscal year.
BUSINESS AND INVESTMENT RISKS; INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
     Given the factors below, there remains uncertainty as to whether the Company can enjoy revenue or profitability growth in the next year. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved. In addition, due to the always-competitive nature of the market, the Company continues to experience gross margin pressure on its products and service offerings, and the Company does not expect any material product and service margin improvement. There can be no assurance that the Company will be able to sufficiently increase sales of its higher margin products, including software, to prevent future declines in the Company’s overall gross margin.
     Moreover, MICROS’s financial results in any single quarter are dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software orders from customers may account for more than an insignificant portion of earnings in any quarter. The customers with whom MICROS does the largest amount of business are expected to vary from year to year as a result of the timing of the roll-out of each customer’s system. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters.
     The market price of MICROS Common Stock is volatile, and may be subject to significant fluctuations in response to variations in MICROS’s quarterly operating results and other factors, e.g., announcements of technological developments or new products by MICROS, customer roll-outs, technological advances by existing and new competitors, and general market conditions in the hospitality and retail industries. In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have at times been unrelated to the operating performance of companies.
     Certain statements contained herein not based on historical facts are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Examples of such forward-looking statements include the statements in Item 1, “Business”, regarding anticipated expansion of our arrangement with MCI regarding our Frankfurt data center and the termination of our manufacturing relationship with SCI, in Item 2, “Properties”, regarding the anticipated availability of additional space, in Item 3, “Legal Proceedings”, regarding the likely effect of litigation on our results of operations or financial position, in 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 1, “Business”, regarding the anticipated impact of fluctuations in interest rates and in currency exchange rates, and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” that the Company’s sources of cash are sufficient to provide the working capital needs of the Company for the next 12 months and that fiscal 2006 property, plant and equipment expenditures are expected to be approximately $2.0 million higher than in fiscal 2005.

     Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward-looking statements made by, or on behalf of, MICROS. Primary risks are disclosed in the Company’s press releases and periodic SEC filings. Some of the additional risks and uncertainties include the following:
— Weakness in the hospitality and tourism industries as a result of the ever-present threat of terrorist attacks (as most recently experienced in the London subway attacks of July 7, 2005 and July 21, 2005) and the uncertain political situation in the Middle East and parts of Asia;
— Environmental and health disasters, including the tsunami disaster in Asia and “Katrina”, the hurricane that devastated parts of Louisiana and Mississippi in September 2005. Environmental and health crises have a material and adverse impact on the Company’s business, as not only is there a material reduction in tourism for the pendency of the crises, but there is a mid-term adverse impact on the buying patterns of the customers located in the affected areas;
— Potentially unfavorable adverse economic conditions arising from the U.S. involvement in Iraq and “war on terrorism” (this is especially true in the hospitality and tourism industry, where geo-political instability has a material adverse impact). Given the adverse impact on the travel and hospitality industry as a result of the Iraqi situation, MICROS has experienced delays in certain purchases. There can be no guarantee that this slow down will be only short-term;
— MICROS’s actions in connection with the continued and increasing price and product competition in many product areas, principally hardware (both proprietary hardware and hardware that MICROS resells), and the pressure on profit margins for those items;
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
— The inherent difficulties in accurately forecasting buying patterns (especially since more than an insignificant portion of the business is not major account business that cannot be easily predicted), and appropriately staffing and preparing for fluctuations in buying demand;
— Implementation and operation of a cost-effective service structure capable of servicing increasingly complex software systems in more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly); difficulty in operating, maintaining and repairing centrally hosted systems, such as central reservation and centrally hosted property management systems, and centrally hosted reporting systems (such as “mymicros.net”);
— Unanticipated manufacturing, supply, service or labor difficulties experienced by MICROS’s vendors, including those that may result in a disruption or discontinuation of the services or products provided to MICROS, or difficulties in the manufacturing relationship (certain of the facilities where MICROS products are manufactured may have union workers who may participate in work slow-downs or stoppages);
— Unanticipated quality or production difficulties at GES, MICROS’s supplier of its Workstation 4 hardware POS terminal, and the soon to be released 2010 hardware platform;
— The technological risks of large customer rollouts, especially where the deployments involve newer technology or third party software; and installations where the customer contracts with MICROS to provide;
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

— Adverse fluctuations in foreign currencies – in particular, the Euro and Pound, each of which constitutes a currency in which material amounts of business are transacted;
— Ongoing economic and political turmoil and instability in countries where MICROS maintains a direct sales and service presence, including, for example, Argentina and Brazil;
— The ability of MICROS to recruit and retain qualified accounting and auditing staff, the failure of which could result in excessive third party accounting and auditing costs and expenses in connection with compliance with the Sarbanes-Oxley legislation, including section 404 thereof;
— The ability of MICROS to recruit and retain engineers and other highly skilled personnel;
— Although MICROS attempts to protect its proprietary technology through a combination of trade secrets, copyright, trademark law, nondisclosure agreements and technical measures, these protections will not preclude competitors from developing products with features similar to MICROS’s products;
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
— Managing expenses, including those over which the Company exercises little or no control, such as health care costs and compliance with new legislation;
— Unanticipated taxation issues, including the imposition of tariffs by the WTO and other governing bodies in an effort to deter or penalize U.S. imports.
Finally, there are ongoing legal risks to which the Company is subject, some of which are difficult to predict, expect or assess. Two such legal risks are as follows:
1. Alleged Patent Infringement: On occasion, MICROS will receive unsolicited letters from entities which offer a license to a patent, and sometimes go as far as to suggest that MICROS may be infringing the patent. In those instances, MICROS will assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary. If MICROS concludes that a license is not necessary, there is a risk that MICROS could be subject to legal action. As of September 13, 2005, there is no such pending legal action. Recently, however, hundreds of merchants throughout the country, some of which license software products from MICROS and Datavantage, have received patent licensing letters from an alleged patent holder in connection with credit card transaction processes. The alleged patent holder has pursued litigation against several of these merchants, one of which to date is a customer of MICROS. While MICROS strongly believes that its technology does not infringe the patent of the above alleged patent-holder, MICROS may incur costs in defense of these matters, or other patent matters.
2. Credit Card Fraud. Credit card issuers have promulgated credit card security guidelines in their ongoing effort to battle credit card fraud. MICROS continues to work with credit card issuers to assure that its products comply with these security guidelines. There can be no assurances, however, that the MICROS products are invulnerable to unauthorized access or “hacking”. Additionally, there can be no guarantee that MICROS’s customers implement all of the credit card security features which MICROS has introduced, or that the customer maintains the appropriate level of firewall protection. When there is unauthorized access to credit card data which results in loss, there is the potential that parties could seek damages from MICROS. Currently, there is no litigation in which damages have been sought from MICROS in connection with credit card fraud. However, MICROS has received a demand for payment where a customer incurred an alleged loss in connection with credit card theft. MICROS believes it has no liability in this instance, and in any event, the alleged loss is not material.

AVAILABLE INFORMATION
     The Company files with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments thereto, and other documents as required by applicable law and regulations. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E. Room 1589, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company maintains an Internet site (http://www.micros.com). The Company makes available free of charge on or through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC. The information on the Company’s website is not incorporated into and is not a part of this Annual Report.
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
     MICROS also leases a facility in Hanover, Maryland, of approximately 75,600 square feet. MICROS conducts light assembly, manufacturing, repair and configuration in this facility. MICROS leases the Hanover facility pursuant to a lease expiring July 31, 2009.
     The Company’s Datavantage subsidiary leases approximately 69,199 square feet of office and warehouse space in the Cleveland, Ohio, area, from which it conducts the majority of its sales, marketing, customer support, and product development activities. The Datavantage subsidiary also leases approximately 11,457 square feet of office space in the Boston, Massachusetts, area primarily for customer support and research and development activities. The current Cleveland lease expires February 28, 2014 (with a termination right available to MICROS in 2010) and the current Boston lease expires September 30, 2006.
     The Company’s European headquarters facility, in which the Company conducts certain sales, marketing, development and customer support activities for Europe, is located in Neuss, Germany. Currently, the Company leases approximately 42,000 square feet in a Neuss office building pursuant to a lease agreement expiring in May 31, 2007.
     The Company maintains a facility in Galway, Ireland, for use as its customer call support center for European locations (and some other regions). The Company leases approximately 8,300 square feet in Galway pursuant to a 20-year lease that commenced in 2002; the lease permits early termination by MICROS at the fifth, tenth, and fifteenth year.
     Further, the Company leases approximately 18,180 square feet of office space in Naples, Florida, where the Company develops software, including the Opera suite of products, for the hotel industry. The lease expires December 31, 2006.

     To satisfy other sales, service and support, and product development needs, the Company leases space in 26 cities domestically, including Boston, Chicago, Los Angeles, and other major metropolitan areas, Scottsdale, Arizona (for the HSI division), Boca Raton, Florida (for JTECH), and in over 43 cities internationally, including London, Paris, Stockholm, Sydney, Singapore, Tokyo, and Hong Kong.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of fiscal year 2005, no matters were submitted to a vote of security holders.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
     As of August 31, 2005, there were approximately 8,878 record holders of the Company’s Common Stock, $.0125 par value. On January 5, 2005, the Company announced that its Board of Directors approved a two-for-one stock split affected in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced shortly thereafter. All references below to shares of common stock, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.
     The Company’s Common Stock (symbol “MCRS”) is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system. The following table shows the range of trading prices (closing prices) for the periods indicated, as reported by NASDAQ.
     On August 31, 2005, the closing price for the stock was $44.59.

		Price Range
		(in dollars)
		High	Low
Year Ended June 30, 2005
7/01/04 – 9/30/04	(First Quarter)	$25.85	$21.88
10/01/04 – 12/31/04	(Second Quarter)	$39.03	$24.48
1/01/05- 3/31/05	(Third Quarter)	$37.21	$31.97
4/01/05 – 6/30/05	(Fourth Quarter)	$47.93	$33.71

Year Ended June 30, 2004
7/01/03 – 9/30/03	(First Quarter)	$19.00	$16.23
10/01/03 – 12/31/03	(Second Quarter)	$22.40	$16.99
1/01/04- 3/31/04	(Third Quarter)	$24.25	$21.09
4/01/04 – 6/30/04	(Fourth Quarter)	$23.99	$20.73

     The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock. The Company is a party to two credit agreements expiring July 31, 2005, and subsequently renewed for another four years expiring on July 31, 2009, which restrict the payment of dividends other than stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5, “Line of Credit”).
Purchases of Company Stock
     In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock (the “Fiscal Year 2002 Plan”). During fiscal 2005, the Company purchased all remaining shares authorized under that plan. In fiscal year 2005, the Board of Directors authorized the purchase of up to two million additional shares of the Company’s common stock (the “Fiscal Year 2005 Plan”). As of August 31, 2005, the Company has purchased a total of 852,488 shares of its common stock under the Fiscal Year 2005 Plan .
     A summary of the cumulative number of whole shares purchased, by Plan, is as follows (total purchase value $ in thousands):

		Average Per	Total
	Number of	Share Purchase	Purchase
	Shares	Price	Value
Fiscal Year 2002 Plan:
Shares purchased in FY02	191,200	$13.65	$2,610
Shares purchased in FY03	564,482	$11.84	6,681
Shares purchased in FY04	843,780	$20.28	17,112
Shares purchased in FY05 Q1	334,648	$23.56	7,885
Shares purchased in FY05 Q2	34,742	$24.96	867
Shares purchased in FY05 Q3	31,148	$34.48	1,074

Total shares purchased as of August 31, 2005	2,000,000	$18.12	$36,229

Fiscal Year 2005 Plan:
Shares purchased in FY05 Q3	354,244	$33.24	$11,774
Shares purchased in FY05 Q4	142,418	$36.35	5,177
Shares purchased in July & August 2005	355,826	$43.14	15,351

Total shares purchased as of August 31, 2005	852,488	$37.89	$32,302

Combined Plans:
Shares purchased in FY 05	897,200	$29.85	$26,777

Total shares purchased as of August 31, 2005	2,852,488	$24.03	$68,531

     Company stock purchases under each Plan, by month, during fiscal year 2005 and subsequent to year-end, were as follows:
Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum Number
		Average Per	Shares Purchased	of Shares that May
	Total Number	Share	Under a Publicly	Yet be Purchased
	of Shares	Purchase	Announced Plan	Under the Plan or
	Purchased	Price	or Program	Program
Fiscal Year 2002 Plan:
July 2004	110,632	$22.57	110,632	289,906
August 2004	116,754	$23.08	116,754	173,152
September 2004	107,262	$25.12	107,262	65,890
October 2004	34,742	$24.96	34,742	31,148
November 2004	—	—	—	31,148
December 2004	—	—	—	31,148
January 2005	31,148	$34.48	31,148	—

Total	400,538	$24.53	400,538	—

Fiscal Year 2005 Plan:
January 2005	52,880	$34.48	52,880	1,947,120
February 2005	191,122	$33.12	191,122	1,755,998
March 2005	110,242	$32.85	110,242	1,645,756
April 2005	122,418	$35.54	122,418	1,523,338
May 2005	20,000	$41.30	20,000	1,503,338
June 2005	—	—	—	1,503,338
July 2005	277,676	$43.57	277,676	1,225,662
August 2005	78,150	$41.63	78,150	1,147,512

Total	852,488	$37.89	852,488	1,147,512

Total – both Plans	1,253,026	$33.62	1,253,026	1,147,512

     (1) On April 25, 2002, the Company announced that its Board of Directors had authorized the purchase of up to two million shares of the Company’s common stock on the open market (the “2002 Plan”). During fiscal 2005, the Company purchased all remaining shares authorized under that plan. On November 23, 2004, the Company announced that the Board of Directors had authorized the purchase of up to two million additional shares of the Company’s common stock on the open market (the “2005 Plan”). As of August 31, 2005, the Company has purchased 852,488 shares in the open market under this plan and 2,852,488 shares under both the 2002 and 2005 Plans combined.

Equity Compensation Plan Information

As of June 30, 2005
	Number of		Number of
	securities to	Weighted-	securities remaining
	be issued upon	Average	available for future
	exercise of	exercise price	issuance under equity
	outstanding	of outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,227,807	$19.28	1,268,505

Equity compensation plans not approved by security holders	—	—	—

Total	5,227,807	$19.28	1,268,505

Recent Sales of Unregistered Securities
     On May 1, 2003, the Company entered into a stock purchase agreement by and among the stockholders of Datavantage Corporation and a parent holding company of Datavantage, pursuant to which MICROS acquired all of the issued and outstanding shares of Datavantage and its parent holding company on the terms and conditions stated in the Stock Purchase Agreement. The consideration paid by MICROS in the acquisition was approximately $52.3 million, subject to adjustments, modifications, and other conditions as stated in the Stock Purchase Agreement. The consideration consisted of $28.6 million cash paid at closing, $4.7 million cash paid 18 months after closing, $0.5 million to be paid November 2005, $0.3 million in transaction costs, and 1,438,720 shares of MICROS common stock. The shareholders of Datavantage Corporation and its parent holding company were not granted any registration rights in connection with the transaction, and they received unregistered Common Stock in the transaction. The offering of MICROS Common Stock to the shareholders of Datavantage Corporation and its parent holding company was exempt from the registration requirements of the U.S. Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001
Statement of Operations Data
Revenue	$597,264	$487,443	$405,857	$372,493	$332,166
Income from operations	$78,875	$56,834	$38,322	$18,764	$3,999
Net income (loss)	$53,660	$33,279	$21,782	$12,239	($704)
Basic net income (loss) per common share	$1.43	$0.91	$0.62	$0.35	($0.02)
Diluted net income (loss) per common share	$1.35	$0.87	$0.61	$0.34	($0.02)
Balance Sheet Data
Working capital (1)	$190,436	$118,617	$73,779	$83,485	$60,644
Total assets	$547,228	$419,587	$370,710	$312,830	$274,456
Long-term debt and capital leases (2)	$413	$305	$667	$426	$3,679
Shareholders’ equity	$345,171	$262,973	$221,228	$178,362	$158,848
Book value per share (3)	$8.93	$7.17	$6.14	$5.09	$4.55
Additional Data
Weighted average number of common shares Outstanding — basic	37,514	36,489	35,005	35,020	34,754
— diluted	39,803	38,453	35,677	35,700	34,754

(1)	Current assets less current liabilities.

(2)	Including current portion.

(3)	Calculated as shareholder’s equity divided by common stock outstanding at June 30.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion and analysis contains forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this Annual Report on Form 10-K as a result of specified factors, including those set forth in Item 1, “Business” under the caption “Business and Investment Risks; Information Related to Forward-Looking Statements.”
Overview
     MICROS is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services, including installation, training, maintenance and support, custom development, and software hosting. The hospitality industry comprises numerous defined market segments, e.g., lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues (for example, stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, including clothing, shoes, food, hardware, jewelry, and other specialty items.
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

     MICROS is organized and operates in two reportable segments: U.S. and International. The International reportable segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International reportable segments separately in operating the business, although the products and services are similar for each segment.
     On January 5, 2005, the Company announced that its Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced shortly thereafter. All references throughout this Annual Report on Form 10-K to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those that impact revenue recognition and those related to capitalized software, intangible assets, allowance for doubtful accounts, allowance for obsolescence, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition
     Revenue consists of software license revenue, hardware revenue, and service revenue. Software license revenue is recognized in accordance with AICPA SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”).” Software license revenue, hardware revenue and service & support revenue are generally recognized when the four basic criteria of SOP 97-2 are met as follows:
•	Persuasive evidence of an arrangement exists: The Company considers a contract signed by both parties of the agreement or a purchase order received from the customer persuasive evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery occurs when media containing the licensed program is provided to a common carrier FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Fixed or determinable fee: The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of delivery. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable. The Company considers service fees to be fixed or determinable if the service fee or rates for time and material contracts are not subject to refund or adjustment.

•	Collection is probable: The Company performs a credit review for significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, revenue recognition is deferred until collection.

     Costs related to shipping and handling are included in cost of sales. The Company reduces revenue for estimated customer returns and allowances.
Hardware
     Hardware revenue is recognized at the time of shipment.
Software
     If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. In addition, if a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement. VSOE of fair value for our services including maintenance agreements are based upon separate sales of those arrangements, which are consistently applied. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 are met.
     Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for escalating payment terms, or payment terms of twelve months or more from the delivery date, software revenue is recognized as payments become due and only if all other conditions for revenue recognition have been satisfied.
Service
     Service revenue consists of maintenance support, installation revenue and customer specific development work. Maintenance support is initially recorded as deferred service revenue and is recognized ratably over the contract term. Installation services, which include project management, systems planning, design and implementation, customer configurations, training and assistance activating our products are recognized as the work is performed.
     Our software is ready to use by the customer upon receipt. While many of our customers may choose to tailor the software to fit their specific needs or require our assistance activating our programs, our implementation services do not typically involve significant customization to or development of the underlying source code.
     When the Company provides services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, the Company recognizes revenue under the completed contract method in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Once acceptance occurs, revenue is recognized for all delivered elements based on VSOE, and maintenance service revenue is deferred over the contract period. The completed contract method of accounting is preferred over the percentage of completion method as the production cycles are usually not long term (less than one year).
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

Capitalized software development costs
     Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers, at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product.
Long-lived assets including finite-lived purchased intangible assets
     The Company evaluates long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When indicators of impairment are present, the Company compares the fair value of the assets based on the undiscounted cash flows the assets are expected to generate to the book value of the assets. If the fair value is less than book value, the asset is impaired and an impairment loss would be recognized by the Company. The impairment loss represents the excess of book value over fair value based on a discounted cash flow approach or market values if available.
     Finite-lived purchased intangible assets are being amortized over their respective useful lives, which range from one to ten years. The Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets, during the last three fiscal years ended June 30, 2005.
Goodwill and indefinite-lived purchased intangible assets
     SFAS No. 142, “Goodwill and Other Intangible Assets”, which was effective for the Company in fiscal year 2003, prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. The Company assesses whether goodwill and indefinite-lived purchased intangible assets are impaired on an annual basis in accordance with SFAS No. 142 during the first quarter of its fiscal year. Goodwill is evaluated for impairment by comparing the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined based on a weighting of the income and market approaches to value. If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, the Company would recognize an impairment loss based on the amount by which the book value of goodwill exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.
     Trademarks are the Company’s only indefinite-lived purchased intangible asset. Trademarks are evaluated for impairment by comparing their fair value to book value. The Company estimates the fair value of trademarks using an income approach to value, and would recognize an impairment loss if the estimated fair value of a trademark is less than its book value.
     Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired.
     The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. The Company also considers its market capitalization on the date the analysis is performed.

Income taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination is made.
Foreign currency translation
     The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month end exchange rates during the fiscal year which approximated weighted average exchange rates. The cumulative translation effects are reflected as the Company’s sole component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).
Results of Operations
Comparison of Fiscal Year 2005 to Fiscal Year 2004:
     The Company recorded a diluted net income of $1.35 per common share in fiscal year 2005, compared with a diluted net income of $0.87 per common share in fiscal year 2004. This increase was primarily due to increased sales volume and the decrease in the income tax rate. The decrease in the income tax rate contributed approximately $0.16 per common share to diluted net income in fiscal year 2005.
     Revenue increased by $109.8 million, or 22.5%, to $597.3 million for fiscal year 2005 compared to the same period last year. Of the increase, the U.S. reportable segment accounted for $56.2 million while the international reportable segment accounted for $53.6 million over the same period a year ago. The increase in the U.S. was mainly due to increased sales volume from various roll out programs and approximately $9.9 million of revenue generated from the January 2005 acquisition of JTECH . The largest roll out program in the United States contributed approximately $14.4 million of the increase in revenue. The increase in the European international reportable segment was primarily due to exchange rate fluctuations, mainly between the Euro and the U.S. dollar. The total revenue increase due to European exchange rate fluctuations was approximately $13.1 million. The international increase was also attributable to a large contract for software and hardware of approximately $4.5 million and an increase in revenue to international dealers of approximately $4.0 in fiscal year 2005 compared to fiscal year 2004.
     An analysis of the sales mix by reportable segments is as follows (note: amounts are net of intersegment eliminations, based on location of the selling entity and include export sales):

	U.S.		International
	Fiscal Years		Fiscal Years
(in thousands)	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Hardware	$117,705	$93,729	$74,080	$57,911
Software	52,966	46,043	53,404	36,443
Service	152,645	127,293	146,464	126,024

Total	$323,316	$267,065	$273,948	$220,378

     An analysis of the sales mix as a percentage of total revenue is as follows:

	Fiscal Year Ended		Fiscal Year Ended
(in thousands)	June 30, 2005		June 30, 2004
	$	%	$	%
Hardware	$191,785	32.1%	$151,640	31.1%
Software	106,370	17.8%	82,486	16.9%
Service	299,109	50.1%	253,317	52.0%

Total	$597,264	100.0%	$487,443	100.0%

     Hardware revenue increased primarily due to increased volume of sales of the Workstation 4. The increase of approximately $22.8 million in Workstation 4 was partially offset by a decrease in the sale of PC Workstations of $11.2 million. The decrease in PC Workstations is due to their replacement with the newer and less expensive Workstation 4. JTECH hardware revenues for the fiscal year 2005 were $9.9 million. Software revenue increased primarily as a result of increased volume of sales of the Opera suite of products which contributed approximately 70% of the increase. Service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of the MICROS customer base as well as additional recurring support revenue from existing customers. The installation revenue contributed 36.5% and the recurring support revenue contributed 49.4% of the total service revenue increase in fiscal year 2005 compared to fiscal year 2004.
     Overall cost of sales, as a percentage of revenue, increased to 49.5% for fiscal year 2005 from 48.9% in the prior year. Cost of sales for hardware, as a percentage of related revenue, decreased to 66.4% in fiscal year 2005 compared to 69.6% in fiscal year 2004. The year over year decrease was primarily due to the increase in overall sales volume, especially of the Workstation 4, which sell at a higher margin than other hardware products. Software costs, as a percentage of related revenue, increased to 21.5% in fiscal year 2005 compared to 19.9% in the prior year. The year over year increase was mainly attributable to the increase in third party software costs of approximately $5.6 million, which sell at a lower margin than other software products. Service costs, as a percentage of service revenue, increased to 48.6% in fiscal year 2005 compared to 46.0% in fiscal year 2004. The increase was primarily due to the continued expansion and increase of support revenue which utilized an increase of approximately $8.7 million in third party labor and an increase of $8.2 million in salary related expenses in fiscal year 2005 compared to fiscal year 2004. The need for third party labor is primarily due to the large roll out program in the United States. In order to meet the installation demand, MICROS used approximately 75 full-time contract employees on average over the past year.
     Selling, general and administrative expenses increased $30.2 million, or 19.4%, in fiscal year 2005 compared to fiscal year 2004. This increase is primarily due to increases in salary and related benefits of approximately $18.5 million in fiscal year 2005 compared to fiscal year 2004. The purchase of JTECH contributed $3.7 million of operating expenses for the six months in fiscal year 2005 of which $2.7 million of the increase was related to salary and benefits. The year over year increase was also due to related foreign exchange increases of approximately $2.9 million. Also, the increase was attributable to an additional $2.3 million of external costs related to the requirements of Sarbanes-Oxley Section 404 compared to last year. As a percentage of revenue, selling, general and administrative expenses decreased to 31.0% in fiscal year 2005 compared to 31.8% in fiscal year 2004.

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In fiscal year 2005, R&D expenses increased $0.2 million, or 0.7%, compared to fiscal year 2004. As a percentage of revenue, R&D expenses decreased to 4.6% in fiscal year 2005 compared to 5.6% in fiscal year 2004. Capitalized software development costs increased $0.6 million to $5.7 million in fiscal year 2005. The increase was primarily due to Datavantage’s additional development of $1.5 million in fiscal year 2005 compared to the prior year. This expense was partially offset with the completion of previous development projects. A comparative summary of R&D activities is as follows:

(in thousands)	2005	2004
Total R&D	$33,144	$32,387
Capitalized software development costs	(5,745)	(5,178)

Total R&D expenses	$27,399	$27,209

Total revenue	$597,264	$487,443
R&D expense as % of revenue	4.6%	5.6%
Total R&D as % of revenue	5.5%	6.6%
     Depreciation and amortization expense increased by $0.3 million or 2.9% in fiscal year 2005 compared to fiscal year 2004. The increase is primarily due to additional depreciation and amortization expense of approximately $0.4 million associated with JTECH
     Income from operations for fiscal 2005 was $78.9 million, or 13.2% of revenue, compared to $56.8 million, or 11.7% in fiscal year 2004. The increase was mainly due to the overall increased sales volume due to improved market conditions and favorable exchange rate fluctuations. In addition, the increase was attributable to favorable expenses as a percentage of revenue partially offset by a higher cost of sales as a percentage of revenue, all of which are explained above in more detail.
     Non-operating income for fiscal year 2005 increased by $1.5 million in fiscal year 2005 compared to fiscal year 2004. This increase was primarily due to an increase in net interest income of $0.9 million in fiscal year 2005 compared to the prior year and an increase of $1.0 million related to foreign exchange gain in fiscal year 2005 compared to fiscal year 2004. This was partly offset by a net $1.3 million legal settlement gain in fiscal year 2004 offset with a $0.8 million write off of an investment in fiscal year 2004.
     The effective tax rate for fiscal year 2005 was 33.0% compared to 41.0% for fiscal year 2004. The decrease was due to the relative mix of earnings and the function consolidation in lower taxing jurisdictions. The decrease in the tax rate contributed to an increase of approximately $6.5 million in net income.
Comparison of Fiscal Year 2004 to Fiscal Year 2003:
     The Company recorded a diluted net income of $0.87 per common share in fiscal year 2004, compared with a diluted net income of $0.61 per common share in fiscal year 2003. This increase was primarily due to increased sales volume as well as the effect of the acquisition of Datavantage in May 2003. The acquisition contributed approximately $0.11 per common share to diluted net income in fiscal year 2004.
     Revenue increased by $81.6 million, or 20.1%, to $487.4 million for fiscal year 2004 compared to the same period last year. Of the increase, the U.S. reportable segment accounted for $53.3 million while the international reportable segment accounted for $28.3 million over the same period a year ago. The increase in the U.S. was mainly due to increased sales volume from various roll out programs and sales from Datavantage. The increase in the European international reportable segment was primarily due to exchange rate fluctuations, primarily between the Euro and the U.S. dollar.

     An analysis of the sales mix by reportable segments was as follows (note: amounts are net of intersegment eliminations, based on location of the selling entity and includes export sales):

	U.S.		International
	Fiscal Years		Fiscal Years
(in thousands)	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Hardware	$93,729	$82,906	$57,911	$54,108
Software	46,043	34,773	36,443	32,840
Service	127,293	96,129	126,024	105,101

Total	$267,065	$213,808	$220,378	$192,049

     An analysis of the sales mix as a percentage of total revenue was as follows:

	Fiscal Year Ended		Fiscal Year Ended
(in thousands)	June 30, 2004		June 30, 2003
	$	%	$	%
Hardware	$151,640	31.1%	$137,013	33.8%
Software	82,486	16.9%	67,614	16.7%
Service	253,317	52.0%	201,230	49.5%

Total	$487,443	100.0%	$405,857	100.0%

     Hardware revenue increased primarily due to increased volume of sales of the Workstation 4, which was released in the fourth quarter of fiscal year 2003. The increase in Workstation 4 was offset by a decrease in the sale of PC Workstations. The decrease in PC Workstations is due to the replacement with the newer and less expensive Workstation 4 as well as the near completion of a previous roll out program that used PC Workstations. The increase was also attributable to third party computer equipment sold by Datavantage. Software revenue increased primarily as a result of various roll out programs currently in progress and the sale of Datavantage’s suite of software products. Service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of the MICROS customer base as well as the recurring support revenue of existing customers and the addition of professional services and support provided by Datavantage.
     Datavantage’s hardware, software and service revenues for the fiscal year 2004 were $9.5 million, $9.9 million and $25.6 million, respectively.
     Overall cost of sales, as a percentage of revenue, decreased to 48.9% for fiscal year 2004 from 51.1% in the prior year. Cost of sales for hardware, as a percentage of related revenue, decreased to 69.6% in fiscal year 2004 compared to 71.6% in fiscal year 2003. The year over year decrease was primarily due to the increase in overall sales volume, especially of the Workstation 4, which sells at a higher margin than other hardware products. Software costs, as a percentage of related revenue, decreased to 19.9% in fiscal year 2004 compared to 22.8% in the prior year. The year over year decrease was mainly attributable to the increase in software sales volume compared to the fixed costs of software amortization. Service costs, as a percentage of service revenue, decreased to 46.0% in fiscal year 2004 compared to 46.6% in fiscal year 2003. The decrease was primarily due to the continued expansion and increase of recurring support revenue compared to the relatively fixed costs of providing customer support as well as Datavantage’s high margins in their service products.
     Selling, general and administrative expenses increased $22.6 million, or 17.1%, in fiscal year 2004 compared to fiscal year 2003. Approximately $13.0 million of this increase is the result of the acquisition of Datavantage. MICROS acquired Datavantage on May 1, 2003. As a result, in fiscal year 2003, we recorded only two months of SG&A expenses related to Datavantage compared to twelve months expense recorded in fiscal year 2004. In addition, we incurred $1.3 million of additional expenses related to compliance with our obligations under Section 404 of the Sarbanes-Oxley act. The remaining increase is primarily a result of salary costs due to annual merit increases and the rising cost of employee-related expenses (i.e. healthcare, 401(k) match), which coupled to a lesser extent with foreign currency related changes have contributed to the overall increase in SG&A expenses, comparatively.

     Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. In fiscal year 2004, R&D expenses increased $8.5 million, or 45.1%, compared to fiscal year 2003. As a percentage of revenue, R&D expenses increased to 5.6% in fiscal year 2004 compared to 4.6% in fiscal year 2003. Capitalized software development costs increased $0.6 million to $5.2 million in fiscal year 2004. The increase was primarily due to Datavantage’s development of Xstore, which is a Java based POS product. A comparative summary of R&D activities is as follows:

(in thousands)	2004	2003
Total R&D	$32,387	$23,329
Capitalized software development costs	(5,178)	(4,581)

Total R&D expenses	$27,209	$18,748

Total revenue	$487,443	$405,857
R&D expense as % of revenue	5.6%	4.6%
Total R&D as % of revenue	6.6%	5.7%
     Depreciation and amortization expense increased by $0.9 million or 10.6% in fiscal year 2004 compared to fiscal year 2003. The increase is primarily due to additional depreciation and amortization expense associated with assets of Datavantage.
     Income from operations for fiscal 2004 was $56.8 million, or 11.7% of revenue, compared to $38.3 million, or 9.4% in fiscal year 2003. The increase was mainly due to the overall increased sales volume due to improved market conditions and various roll out programs currently in progress. In addition, the increase was partly attributable to the Datavantage acquisition in May 2003, since Datavantage generated income for the Company for only a portion of fiscal year 2003. Datavantage’s contribution to income from operations in fiscal year 2004 was $6.9 million compared to $1.6 million in fiscal year 2003.
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
Purchases of Company Stock
     In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock (the “Fiscal Year 2002 Plan”). During fiscal 2005, the Company purchased all remaining shares authorized under that plan. In fiscal year 2005, the Board of Directors authorized the purchase of up to two million additional shares of the Company’s common stock (the “Fiscal Year 2005 Plan”).

     A summary of the cumulative number of whole shares purchased under both Plans through June 30, 2005 is as follows ($ in thousands except per share amounts):

		Average Per	Total
	Number of	Share Purchase	Purchase
	Shares	Price	Value
Shares purchased in fiscal year 2002	191,200	$13.65	$2,610
Shares purchased in fiscal year 2003	564,482	$11.84	6,681
Shares purchased in fiscal year 2004	843,780	$20.28	17,112
Shares purchased in fiscal year 2005	897,200	$29.85	26,777

Total shares purchased as of June 30, 2005	2,496,662	$21.30	$53,180

Liquidity and Capital Resources
     Prior to July 29, 2005, the Company maintained two credit agreements (the “Former Credit Agreements”) that in the aggregate offered a $65.0 million multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank. The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of the Company’s subsidiaries.
     The interest rate under the Former Credit Agreements for U.S. dollar advances was at the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. The interest rate for foreign currency advances was at the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Former Credit Agreements required that the Company pay insignificant commitment fees on the unused portion of the line of credit to the Lenders. In addition, the Former Credit Agreements contained certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends. The Lenders under the Former Credit Agreements have not alleged any breaches thereunder by MICROS.
     Effective July 29, 2005, the Company (and its subsidiaries) entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009. The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. The facilities are secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.
     The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The New Credit Agreements require that the Company pay certain upfront fees and arrangement fees, totaling approximately $0.2 million, as well as commitment fees on the unused portion of the line of credit to the Lenders. In addition, the New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies. In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.
     The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the June 30, 2005 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. The amount available to borrow is reduced by approximately EUR 0.5 million (approximately $0.6 million at the June 30, 2005 exchange rate) for German guarantees. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.

     As of June 30, 2005, the total outstanding balance on the lines of credit was $2.4 million consisting of: ZAR (South African Rand) 4.0 million (approximately $0.6 million at the June 30, 2005 exchange rate), SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the June 30, 2005 exchange rate), and JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the June 30, 2005 exchange rate). As of June 30, 2005, the Company had approximately $63.2 million available to borrow under the credit facilities available at that time. The amount available to borrow was reduced by $0.6 for German guarantees. As of August 31, 2005, the total outstanding balance on the lines of credit was $2.4 million and the Company had approximately $63.1 million available to borrow under the credit facitilites available at that time.
     Net cash provided by operating activities for fiscal year 2005 was $90.3 million versus $71.9 million for fiscal year 2004. The Company used $26.5 million for investing activities, including $16.0 million for the purchase of property, plant, and equipment and internally developed software and $18.5 million for the purchase of JTECH and the eighteen month holdback payment for Datavatage. In addition, the Company generated net proceeds of $8.0 million from the sale of short-term investments. Net cash provided by financing activities was $6.1 million, consisting primarily of proceeds from the issuance of stock under the employee option plan of $33.2 million offset by the repurchase of the Company’s stock for $26.8 million. All cash is being retained for the operation and expansion of the business and the repurchase of the Company’s stock.
     The Company anticipates that its cash flow from operations along with available lines of credit are sufficient to provide the working capital needs of the Company for the next twelve months. Property, plant and equipment expenditures for fiscal year 2006 are expected to be approximately $2.0 million higher than in fiscal year 2005.
     Financial indicators of the Company’s liquidity and capital resources as of June 30, 2005 and 2004 were (in thousands, except ratios):

	2005	2004
Cash and cash equivalents	$153,521	$83,451

Available credit facilities	$66,210	$66,220
Outstanding credit facilities	(2,387)	(2,481)
Outstanding guarantees	(639)	(357)

Unused credit facilities	$63,184	$63,382

Working capital (1)	$190,436	$118,617

Long-term debt and capital lease obligations:
Current	$162	$139
Non-current	251	166

Total	$413	$305

Shareholders’ equity	$345,171	$262,973

Current ratio (2)	2.08	1.87

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
Disclosure of contractual obligations (as of June 30, 2005)

(in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Net operating lease obligations	$55,762	$14,465	$31,011	$7,463	$2,823
Purchase obligations	705	—	705	—	—

Total	$56,467	$14,465	$31,716	$7,463	$2,823

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to interest rate risk and to foreign currency exchange rate risk. See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II, Item 7 for information regarding foreign currency exchange risks. Additionally, the Company had a 5.0 million South African Rand forward contract outstanding as of June 30, 2005 in order to hedge the South African Rand note receivable that is recorded on the consolidated balance sheet. Also, MICROS’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks. The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2004, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future. The Company uses borrowings under these lines of credit, which expire in July 2009, for general corporate purposes. The Company’s lines of credit bear interest at LIBOR plus 1.50% to 2.50%, depending on the Company’s consolidated financial performance. At June 30, 2005 the Company had total borrowings of $2.4 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at June 30, 2005 and June 30, 2004. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.
     In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Part IV, Item 15(a) 1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of June 30, 2005, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, MICROS’s Chairman, Chief Executive Officer and President, and Gary C. Kaufman, MICROS’ Executive Vice President and Chief Financial Officer. The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the reports MICROS files or submits under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
     MICROS has evaluated and will continue to periodically evaluate its disclosure controls and procedures. Based on its most recent evaluations, Messrs. Giannopoulos and Kaufman (the Company’s principal executive officer and principal financial officer) have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures currently in place are effective at such reasonable assurance level that material information relating to MICROS would be made known to the Chairman, President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer on a timely basis.
Management’s Report on Internal Control over Financial Reporting
          Scope of Management’s Report on Internal Control over Financial Reporting
MICROS has excluded JTech Communications from its assessment of internal control over financial reporting as of June 30, 2005 because JTECH was acquired by the Company in a purchase business combination during 2005. JTECH is a wholly-owned subsidiary of the Company whose total assets and total revenues represent $18.5 million and $9.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.
          Management’s Report on Internal Control over Financial Reporting
     MICROS’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). MICROS’s management, with the participation of the principal executive officer and the principal financial officer, conducted an assessment of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of June 30, 2005, MICROS’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of MICROS’s internal control over financial reporting as of June 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     On September 12, 2005, the Company (and its subsidiaries) formally executed two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit, effective July 29, 2005, and expiring on July 31, 2009. The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. The facilities are secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.
     The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The New Credit Agreements require that the Company pay certain upfront fees and arrangement fees, totaling approximately $0.2 million, as well as commitment fees on the unused portion of the line of credit to the Lenders. In addition, the New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies. In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law. As of September 12, 2005, approximately $1.8 million is outstanding.

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
     Directors and Executive Officers of the Registrant during fiscal year 2005:
     T. Paul Armstrong, 47, joined the Company in July 1981 as a software engineer. In December 1983, he was promoted to the position of Director, Systems Engineering. In November 1989 he was promoted to Vice President, Research and Development. In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products. In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, and in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group. In June 2000, Mr. Armstrong was promoted to his current position of Executive Vice President, New Technologies. Mr. Armstrong holds a masters degree from Cambridge University, England.
     Louis M. Brown, Jr., 62, has been a Director of the Company since 1977. Mr. Brown held the position of President and Chief Executive Officer from January 1986 until his appointment as Chairman of the Board in January 1987. In April 2001, Mr. Brown tendered his resignation as Chairman, and was appointed Vice Chairman. He also serves as Chairman and Chief Executive Officer of Precision Auto Care, Inc., a franchise company for the auto care industry. Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc. He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

     B. Gary Dando, 63, has been a Director of the Company since November 2003. Retiring in June 2001, Mr. Dando worked for Ernst & Young LLP for 37 years, the last 25 of which he served as a partner. While at Ernst & Young LLP, Mr. Dando serviced a broad array of clients, including those in high technology, biosciences, government contracting, manufacturing and banking. Mr. Dando also held positions of national and regional operational responsibility within Ernst & Young LLP in areas of practice management and operations, and co-authored various internal training publications, including those relating to audit procedures and government contracting. Mr. Dando previously served on the board of directors and as chairman of the audit committee of PEC Solutions, Inc., a publicly held professional services firm, until it was acquired by Nortel in June 2005. Additionally, Mr. Dando is currently a member of the Board of Trustees, University System of Maryland Foundation, Inc., where he is also a member of the Finance Committee and Chairman of the Spending Policy Committee, and the University of Maryland College Park Foundation, where he is a member of the Budget and Audit Committee. Mr. Dando is a 1964 graduate of the University of Maryland, with a Bachelor of Science degree in Accounting.
     A. L. Giannopoulos, 65, has been a Director since March 1992 and was elected President and Chief Executive Officer in May 1993. In April 2001, Mr. Giannopoulos was appointed Chairman of the Company’s Board of Directors. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2009. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.
     J. Alan Hayman, 52, began his career with MICROS in January 2000. He has held key positions at the Company including Regional Vice President for Restaurant Sales and Strategies, and was promoted to Senior Vice President in October 2000. Mr. Hayman currently serves as Executive Vice President, a position to which he was appointed in September 2001. Before joining MICROS, Mr. Hayman served as Vice President of Sales for Hayman Systems, a leading MICROS dealer that was acquired by MICROS in December 1999. Mr. Hayman graduated in 1974 from Boston University, School of Management, with a BS in Business Administration.
     Daniel G. Interlandi, 52, began his career with MICROS in 1980, and has held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing. He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales and Marketing in September 1993. In April 1996, he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997, he assumed additional responsibility for the Table Service Restaurant Group. In fiscal year 2000, Mr. Interlandi had oversight responsibility for EAME operations, and in January 2001, Mr. Interlandi was appointed to his current position, Executive Vice President, North American Sales. Mr. Interlandi is a 1975 graduate of Knox College.
     Bernard Jammet, 47, joined the Company in July 1984 as European Sales Manager. In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990. In November 1994, he was promoted to the position of Senior Vice President, International Operations. In October 1998, he was appointed Executive Vice President, Product Development, and in January 2001, Mr. Jammet was appointed to his current position of Executive Vice President, Latin American Group. Before joining MICROS, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.
     Gary C. Kaufman, 55, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

     Thomas L. Patz, 45, joined the Company in August 1995 as General Counsel. In November 1996, he was promoted to the position of Vice President and General Counsel. In September 1999, Mr. Patz was promoted to the position of Senior Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel. Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation. Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.
     John G. Puente, 75, has been a Director of the Company since May 1996. Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products until August 1999, at which time Texas Instruments acquired it. Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider. Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company that provides satellite services and facilities. Before joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry. He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI. Mr. Puente is a graduate of Polytechnic Institute of New York, and holds a Masters degree from Stevens Institute of Technology. He is also Chairman of the Board of Trustees of Capitol College.
     Cynthia A. Russo, 35, joined the Company in January 1996 as a Senior Accountant. In October 1996, she was promoted to Manager of Accounting, in March 1999, she was promoted to Director of Financial Reporting and Services, in February 2000 she was promoted to Director of Corporate Reporting and Accounting, and in May 2001 she was promoted to her current position, Vice President and Corporate Controller. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.
     Dwight S. Taylor, 60, has been a Director of the Company since 1997. He is President of Corporate Development Services, LLC (“CDS”), a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust (NYSE: OFC). From 1984 until 1998, Mr. Taylor, was employed by Constellation Real Estate, Inc. in various capacities. Mr. Taylor is also past President of the Maryland Chapter of the National Association of Industrial and Office Properties (“NAIOP”), and a member of the NAIOP National Board. Mr. Taylor currently serves on the Trustee Boards of the Baltimore Polytechnic Institute Foundation, Capitol College, and Lincoln University. He also serves on the Board of Directors of T. Rowe Price Group, Inc. Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Arts degree in Economics.
     William S. Watson, 61, has been a Director of the Company since 2000. He currently serves as Chairman of ISM, a Boston based advertising agency, which specializes in the travel and leisure industries and is the Managing Partner of ISM’s consulting arm, The Prism Partnership, LLC. Mr. Watson also serves as Chairman and Executive Vice President of TLX, Inc., a provider of logistics solutions to the airline industry, based in Scottsdale, Arizona. During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International. Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.
     The Company knows of no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.
     Information relating to filings made pursuant to Section 16 of the Securities Exchange Act of 1934 will be set forth in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.
     The Company’s Proxy Statement will set forth the information called for by this item pertaining to the Company’s Audit Committee under the caption “Audit Committee,” and that information is incorporated herein by reference.
     The Company has adopted a Code of Ethics and Business Practices, which applies to all directors, officers, and U.S-based employees of the Company (there are certain variations with respect to certain international locations so as to comply with local law). It is posted on the Company’s website at www.micros.com, and is available in print free of charge to anyone who requests a copy. Requests must be in writing and mailed to the Company’s Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 will be set forth in the Company’s Proxy Statement under the caption “Executive Compensation”, and that information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 relating to security ownership of certain beneficial owners and management will be set forth in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”, and that information is incorporated herein by reference.
     The information required by Item 12 relating to securities authorized for issuance under equity compensation plans is reported under Part II, Item 5, of this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Effective June 30, 1995, and amended February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus. During fiscal years 2005 and 2004, the Company compensated Mr. Brown $425,000, and $427,000, respectively, for consulting services provided to the Company. For fiscal years 2005 and 2004, part of the compensation that Mr. Brown received was in the form of an annual bonus in the amounts of $175,000, and $177,000, respectively. The bonus payments were accrued during the fiscal year that they were earned and paid in the following fiscal year. During fiscal year 2003, the Company paid a real estate partnership $145,535 for the rental of the Laurel, Maryland facilities. J. Alan Hayman, Executive Vice President, Restaurant Sales and Strategies, holds a 50% interest in the partnership. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expired on December 31, 2002, and was not renewed.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Registered Public Accounting Firm”, and that information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
		No.
	The following documents are filed as a part of this report:

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	45-46
	Consolidated balance sheets as of June 30, 2005 and 2004	47
	Consolidated statements of operations for the years ended June 30, 2005, 2004 and 2003	48
	Consolidated statements of shareholders’ equity and comprehensive income for the years ended June 30, 2005, 2004 and 2003	49
	Consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003	50-51
	Notes to consolidated financial statements	52-75

2.	Financial Statement Schedules:
	Schedule II – Valuation and qualifying accounts and reserves	76

	All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

3.	Exhibits:

3(i).	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(iii).	By-laws of the Company, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.

10a1.*	Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2.*	First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10b3.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10b4.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

10b5.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

10b6.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

10b7.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

10b8.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2002 Annual Meeting of Shareholders.

10b9.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2003 Annual Meeting of Shareholders.

10b10.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2004 Annual Meeting of Shareholders.

10c.	Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d.*	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e.*	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10f.*	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10g.*	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10h.*	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10i.*	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10j.*	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10k.*	Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.

10l.*	Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10m.*	First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10n.*	Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10o.*	Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10p.*	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10q.*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10r.*	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10p above, as text is identical).

10s.*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10q above, as text is identical).

10t.	Credit Agreement, dated as of July 17, 2003, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., and MICROS-Fidelio Worldwide, Inc. (Borrowers), and Bank of America, N.A., Wachovia Bank, National Association and US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10u.	Credit Agreement, dated as of July 17, 2003, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., Merchants Information Solutions, Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. De C.V., MICROS Systems Holding GmbH, MICROS-Fidelio Software Deutschland GmbH, Indatec GmbH & Co. Kg., MICROS-Fidelio Software GmbH & Co. Kg., MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., and Hotelbk, A.B., and Bank of America, N.A., Wachovia Bank, National Association and US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10v.	Security Agreement, dated as of July 17, 2003, by and among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., MICROS-Fidelio Worldwide, Inc. (Borrowers) and Bank of America, N.A., Wachovia Bank, National Association And US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10w.*	Supplemental Executive Retirement Plan effective August 25, 2005, the final for,m of which was approved by the Board of Directors on November 19, 2004, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2005.

10x	Amended and restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, Msi Delaware, LLC, Micros-Fidelio Worldwide, Inc., and Jtech Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager (filed herewith).

10y	Amended and restated Credit Agreement, effective as of July 29, 2005, among Micros-Fidelio (Ireland) Ltd., Micros-Fidelio Systems (UK) Ltd., Micros-Fidelio España S.L., Micros Fidelio (Canada), Ltd., Micros-Fidelio Brazil, Ltda., Micros-Fidelio France S.A.S., Hospitality Technologies, S.A., Micros-Fidelio Mexico S.A. de C.V., Micros Systems Holding GmbH, Micros-Fidelio GmbH, Micros-Fidelio Software Portugal Unipessoal Lda, Micros-Fidelio (Thailand) Co., Ltd., Micros-Fidelio Singapore Pte Ltd., Micros-Fidelio Software (Philippines), Inc., Micros-Fidelio Japan Ltd., Micros-Fidelio Australia Pty. Ltd., Micros-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager (filed herewith).

14.	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2004.

21.	Subsidiaries of the Company (filed herewith)

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Certifications (filed herewith)

32.	Section 1350 Certifications (furnished herewith)**

*	Management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
The annual report will be mailed to shareholders before the annual meeting scheduled for November 18, 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MICROS Systems, Inc.:
We have completed an integrated audit of MICROS Systems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded JTech Communications from its assessment of internal control over financial reporting as of June 30, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded JTech Communications from our audit of internal control over financial reporting. JTech Communications is a wholly-owned subsidiary whose total assets and total revenues represent $18.5 million and $9.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.
/s/PricewaterhouseCoopers LLP
Baltimore, Maryland
September 13, 2005

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of June 30, 2005 and 2004
(in thousands, except par value)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$153,521	$83,451
Short-term investments	—	8,000
Accounts receivable, net of allowance for doubtful accounts of $16,202 in 2005 and $11,903 in 2004	131,423	101,367
Inventories, net	42,664	36,095
Deferred income taxes	10,883	9,396
Prepaid expenses and other current assets	28,934	16,242

Total current assets	367,425	254,551

Property, plant and equipment, net	21,308	19,550
Deferred income taxes, non-current	18,195	17,704
Goodwill, net	86,781	77,506
Intangible assets, net	10,958	5,964
Purchased and internally developed software costs, net of accumulated amortization of $36,062 in 2005 and $30,484 in 2004	40,160	41,112
Other assets	2,401	3,200

Total assets	$547,228	$419,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$2,387	$2,481
Current portion of capital lease obligations	162	139
Accounts payable	38,253	29,681
Accrued expenses and other current liabilities	74,543	58,693
Income taxes payable	3,260	1,409
Deferred income taxes	362	512
Deferred service revenue	58,022	43,019

Total current liabilities	176,989	135,934

Capital lease obligations, net of current portion	251	166
Deferred income taxes, non-current	16,105	16,371
Other non-current liabilities	5,905	1,401
Commitments and contingencies Minority interests	2,807	2,742

Shareholders’ equity:
Common stock, $0.0125 par value; 50,000 shares authorized; shares issued and outstanding 38,645 in 2005 and 36,670 in 2004	482	457
Capital in excess of par	99,990	71,525
Retained earnings	239,320	185,660
Accumulated other comprehensive income	5,379	5,331

Total shareholders’ equity	345,171	262,973

Total liabilities and shareholders’ equity	$547,228	$419,587

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Revenue:
Hardware	$191,785	$151,640	$137,013
Software	106,370	82,486	67,614
Service	299,109	253,317	201,230

Total revenue	597,264	487,443	405,857

Cost of sales:
Hardware	127,349	105,507	98,037
Software	22,822	16,372	15,401
Service	145,309	116,455	93,860

Total cost of sales	295,480	238,334	207,298

Gross margin	301,784	249,109	198,559

Selling, general and administrative expenses	185,398	155,235	132,601
Research and development expenses	27,399	27,209	18,748
Depreciation and amortization	10,112	9,831	8,888

Total operating expenses	222,909	192,275	160,237

Income from operations	78,875	56,834	38,322

Non-operating income (expense):
Interest income	2,461	1,300	1,415
Interest expense	(1,235)	(1,004)	(859)
Other income (expense), net	993	408	(1,683)

Total non-operating income (expense)	2,219	704	(1,127)

Income before taxes, minority interests and equity in net earnings of affiliates	81,094	57,538	37,195

Income tax provision	26,761	23,592	15,078

Income before minority interests and equity in net earnings of affiliates	54,333	33,946	22,117

Minority interests and equity in net earnings of affiliates	(673)	(667)	(335)

Net income	$53,660	$33,279	$21,782

Net income per common share:
Basic	$1.43	$0.91	$0.62

Diluted	$1.35	$0.87	$0.61

Weighted-average number of shares outstanding:
Basic	37,514	36,489	35,005

Diluted	39,803	38,453	35,677

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
for the years ended June 30, 2005, 2004 and 2003
(in thousands)

					Accumulated
	Common Stock		Capital		Other
			in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	(Loss) Income	Total
Balance, June 30, 2002	35,042	$438	$56,867	$130,599	$(9,542)	$178,362

Comprehensive income
Net income	—	—	—	21,782	—	21,782
Foreign currency translation adjustments	—	—	—	—	8,295	8,295

Total comprehensive income						30,077
Stock issued in connection with acquisition	1,438	18	18,182	—	—	18,200
Stock issued upon exercise of options	120	1	1,088	—	—	1,089
Repurchases of stock	(564)	(7)	(6,674)	—	—	(6,681)
Income tax benefit from stock options exercised	—	—	181	—	—	181

Balance, June 30, 2003	36,036	450	69,644	152,381	(1,247)	221,228

Comprehensive income
Net income	—	—	—	33,279	—	33,279
Foreign currency translation adjustments	—	—	—	—	6,578	6,578

Total comprehensive income						39,857
Stock issued upon exercise of options	1,478	18	13,677	—	—	13,695
Repurchases of stock	(844)	(11)	(17,101)	—	—	(17,112)
Income tax benefit from stock options exercised	—	—	5,305	—	—	5,305

Balance, June 30, 2004	36,670	457	71,525	185,660	5,331	262,973

Comprehensive income
Net income	—	—	—	53,660	—	53,660
Foreign currency translation adjustments	—	—	—	—	48	48

Total comprehensive income						53,708
Stock issued upon exercise of options	2,872	36	33,114	—	—	33,150
Repurchases of stock	(897)	(11)	(26,766)	—	—	(26,777)
Income tax benefit from stock options exercised	—	—	22,117	—	—	22,117

Balance, June 30, 2005	38,645	$482	$99,990	$239,320	$5,379	$345,171

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$53,660	$33,279	$21,782

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,112	9,831	8,888
Amortization of capitalized software	7,451	6,705	5,419
Provision for losses on accounts receivable excluding recoveries	5,859	3,370	4,831
Provision for inventory obsolescence	2,655	2,002	2,005
Undistributed earnings from equity investment and minority interests	673	667	335
Provision for deferred income taxes	3,267	4,430	2,545
Loss on other than temporary decline in investments	—	800	500
Income tax benefit from stock options exercised	22,117	5,305	181
Legal settlement, net	—	1,260	—
Changes in assets and liabilities (net of impact of acquisitions):
Increase in accounts receivable	(34,454)	(4,836)	(4,866)
Increase in inventories	(6,789)	(5,268)	(120)
(Increase) decrease in prepaid expenses and other assets	(10,927)	1,421	(4,402)
Increase (decrease) in accounts payable	7,712	5,483	(2,490)
Increase in accrued expenses and other current liabilities	18,723	9,106	4,734
Decrease in income taxes payable	(4,543)	(5,795)	(385)
Increase in deferred service revenue	14,778	4,155	1,447

Net cash provided by operating activities	90,294	71,915	40,404

Cash flows from investing activities:
Purchases of short-term investments	(175,200)	(43,000)	(37,200)
Proceeds from sales of short-term investments	183,200	35,000	37,200
Purchases of property, plant and equipment	(10,245)	(8,760)	(5,581)
Proceeds from dispositions of property, plant and equipment	—	83	430
Internally developed software costs	(5,745)	(5,178)	(4,581)
Proceeds from sale of subsidiary	—	—	286
Purchases of other investments	—	(500)	—
Net cash paid for acquisitions	(18,538)	—	(28,600)

Net cash used in investing activities	(26,528)	(22,355)	(38,046)

Cash flows from financing activities:
Principal payments on lines of credit	—	(11,837)	(31,892)
Proceeds from lines of credit	—	3,847	15,125
Net increase (decrease) in capital lease obligations	90	(92)	(194)
Payment of shareholder loan	—	(363)	(424)
Dividends to minority owners	(316)	(166)	(113)
Proceeds from issuance of stock	33,150	13,695	1,090
Repurchases of stock	(26,777)	(17,112)	(6,681)

Net cash provided by (used in) financing activities	6,147	(12,028)	(23,089)

Effect of exchange rate changes on cash	157	237	(225)

Net increase (decrease) in cash and cash equivalents	70,070	37,769	(20,956)
Cash and cash equivalents at beginning of year	83,451	45,682	66,638

Cash and cash equivalents at end of year	$153,521	$83,451	$45,682

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,322	$1,395	$465

Income taxes	$14,922	$23,243	$15,365

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended June 30, 2005, 2004 and 2003
(in thousands)
Supplemental schedule of non-cash financing and investing activities:
          In May 2003, the Company purchased the outstanding stock of Datavantage Corporation for total consideration of approximately $52,284. The consideration consisted of $28,600 cash paid at closing, $4,680 cash paid 18 months after closing (November 2004), $520 to be paid in November 2005, approximately $284 in transaction costs, and 1,438,720 whole shares of unregistered MICROS common stock valued at approximately $18,200.
The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of business
     MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined market segments such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, food, hardware, jewelry, and other specialty items. (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)
Basis of preparation and use of estimates
     The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may ultimately differ from these estimates.
Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The earnings of consolidated MICROS subsidiaries are recorded net of minority interests. Investments in 15%- through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are accounted for under the equity method. Otherwise, investments are recorded at cost. All significant intercompany accounts and transactions have been eliminated.
Reclassifications and stock split
     Certain previously reported amounts have been reclassified to conform to the current year presentation. Auction rate securities totaling $8,000 which were previously classified as cash and cash equivalents in the consolidated balance sheet at June 30, 2004 are now classified as short term investments. As a result of this change, the consolidated statement of cash flows for the years ended June 30, 2005, 2004 and 2003 reflects the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents. This change in classification resulted in an $8,000 reduction in cash flows from investing activities for the year ended June 30, 2004 and no change for the year ended June 30, 2003.
     A reclassification adjustment related to the Datavantage acquisition that was completed in fiscal year 2003 resulted in the following changes to the June 30, 2004 consolidated balance sheet: an increase in goodwill of $7,279, a decrease in deferred income tax assets (non-current) of $6,584, a decrease in income taxes payable of $132, and an increase in deferred income tax liabilities (non-current) of $827.
     Trademarks, which represent the Company’s sole indefinite-lived intangible asset and totaled $488 at June 30, 2004, were reclassified out of the line item goodwill into the line item intangible assets, net.
     On January 5, 2005, the Company announced that its Board of Directors approved a two-for-one stock split affected in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on January 17, 2005. The additional shares were distributed on January 31, 2005 and reporting of the Company’s share price on a split-adjusted basis commenced shortly thereafter. All references below to shares of common stock, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Foreign currency translation
     The financial statements of MICROS’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month end exchange rates during the fiscal year which approximate weighted average exchange rates. The cumulative translation effects are reflected as the Company’s sole component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).
Revenue recognition
     Revenue consists of software license revenue, hardware revenue, and service revenue. Software license revenue is recognized in accordance with AICPA SOP (“SOP” 97-2), “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”).” Software license revenue, hardware revenue and service & support revenue are generally recognized when the four basic criteria of SOP 97-2 are met as follows:
•	Persuasive evidence of an arrangement exists: The Company considers a contract signed by both parties to the agreement or a purchase order received from the customer persuasive evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery occurs when media containing the licensed program is provided to a common carrier FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Fixed or determinable fee: The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of delivery. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable. The Company considers service fees to be fixed or determinable if the services fee or rates for time and material contracts are not subject to refund or adjustment.

•	Collection is probable: The Company performs a credit review for significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, revenue recognition is deferred until collection.
     Costs related to shipping and handling are included in cost of sales. The Company reduces revenue for estimated customer returns and allowances.
Hardware
     Hardware revenue is recognized at the time of shipment.
Software
     If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. In addition, if a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if the Company is the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
when ready to go live, with an appropriate deferral for any undelivered software contract elements. Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement. VSOE of fair value for our services including maintenance agreements are based upon separate sales of those arrangements, which are consistently applied. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 are met.
     Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for escalating payment terms, or payment terms of twelve months or more from the delivery date, software revenue is recognized as payments become due and only if all other conditions for revenue recognition have been satisfied.
Service
     Service revenue consists of maintenance support, installation revenue and customer specific development work. Maintenance support is initially recorded as deferred service revenue and is recognized ratably over the contract term. Installation services, which include project management, systems planning, design and implementation, customer configurations, training and assistance activating our products are recognized as the work is performed.
     Our software is ready to use by the customer upon receipt. While many of our customers may choose to tailor the software to fit their specific needs or require our assistance activating our programs, our implementation services do not typically involve significant customization to or development of the underlying source code.
     When the Company provides services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, the Company recognizes revenue under the completed contract method in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Once acceptance occurs, revenue is recognized for all delivered elements based on VSOE, and maintenance service revenue is deferred over the contract period. The completed contract method of accounting is followed rather than the percentage of completion method as the production cycles are usually not long term (less than one year).
Cash equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Short term investments
     Short term investments consist entirely of auction rate securities. The Company’s investments in these securities are classified as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are recorded at cost, which approximates fair value, since the securities have variable interest rates which typically reset every 7 to 35 days. While the securities have longer-term contractual maturities, they are classified within current assets since the Company has the ability and the intent to liquidate these securities within a short-term time horizon.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out pricing method.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Property, plant and equipment
     Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the life of the lease or estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations in the current period.
     Depreciation expense for fiscal years 2005, 2004 and 2003 was $9,305, $9,211 and $8,784, respectively.
Software for internal use
     Internally used computer software is capitalized according to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized on a straight-line basis over the estimated life of the software ranging from three to five years.
Warranties
     The Company’s products are under warranty for defects in material and workmanship for a period ranging from 12 to 36 months. JTECH, acquired in January 2005, does extend to a limited number of customers a “life of the product” warranty on some of its products, provided the customers maintain and continue to honor certain contractual obligations. The Company establishes an accrual for estimated warranty costs at the time of sale. Historically, the Company’s warranty expense has not been material.
Capitalized software development costs
     Software development costs, for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization expense for fiscal years 2005, 2004 and 2003 was $7,451, $6,705 and $5,419, respectively.
Research and development costs
     Expenditures for research and development not capitalized as described above are charged to operations as incurred. Such expenditures consist primarily of salaries and employee benefits and administrative costs.
Long-lived assets including finite-lived purchased intangible assets
     The Company evaluates long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company compares the fair value of the assets based on the undiscounted cash flows the assets are expected to generate to the book value of the assets. If the fair value is less than book value, the asset is impaired and an impairment loss would be recognized by the Company. The impairment loss represents the excess of book value over fair value based on a discounted cash flow approach or markets values if available.
     The Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets, during the last three fiscal years ended June 30, 2005.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Goodwill and indefinite-lived purchased intangible assets
     SFAS No. 142, “Goodwill and Other Intangible Assets”, which was effective for the Company in fiscal year 2003, prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. The Company assesses whether goodwill and indefinite-lived purchased intangible assets are impaired on an annual basis in accordance with SFAS No. 142 during the first quarter of its fiscal year. Goodwill is evaluated for impairment by comparing the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined based on a weighting of the income and market approaches to value. If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, the Company would recognize an impairment loss based on the amount by which the book value of goodwill exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.
     Trademarks are the Company’s only indefinite-lived purchased intangible asset. Trademarks are evaluated for impairment by comparing their fair value to book value. The Company estimates the fair value of trademarks using an income approach to value, and would recognize an impairment loss if the estimated fair value of a trademark is less than its book value.
     Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired.
     The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. The Company also considers its market capitalization on the date the analysis is performed.
Financing costs related to long-term debt
     Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt. The Company incurred financing costs in fiscal years 2005 and 2004 related to the line of credit agreement that expired on July 31, 2005. The costs were deferred and amortized over two years. Amortization of financing costs totaled $240 in fiscal year 2005 and $236 in fiscal year 2004.
Advertising costs
     Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2005, 2004 and 2003 were $4,588, $3,826 and $3,217, respectively.
Allowance for doubtful accounts
     MICROS maintains allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense for fiscal years 2005, 2004 and 2003 was $5,697, $3,196 and $4,757, respectively.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Income taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to the deferred tax provision in the period such determination is made.
Net income per share
     Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.
     A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows (number of shares in thousands):

	2005	2004	2003
Average common shares outstanding	37,514	36,489	35,005
Dilutive effect of outstanding stock options	2,289	1,964	672

Average common shares outstanding assuming dilution	39,803	38,453	35,677

Basic net income per share	$1.43	$0.91	$0.62

Diluted net income per share	$1.35	$0.87	$0.61

Anti-dilutive weighted shares excluded from reconciliation	437	1,665	3,279

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
     The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not recognized any related compensation expense in the consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

	2005	2004	2003
Net income — as reported	$53,660	$33,279	$21,782
Add: stock-based compensation expense included in reported net income, net of tax	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(5,402)	(5,364)	(5,838)

Net income — pro forma	$48,258	$27,915	$15,944

Basic net income per share
As reported	$1.43	$0.91	$0.62
Pro forma	$1.29	$0.77	$0.46

Diluted net income per share
As reported	$1.35	$0.87	$0.61
Pro forma	$1.21	$0.73	$0.45
     SFAS No. 123 requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company’s stock option grants made subsequent to fiscal year 1995. The estimated weighted-average fair value of each option granted in fiscal years 2005, 2004 and 2003 was $14.39, $10.71 and $5.50, respectively. The Company estimated the grant-date fair value of each option awarded in fiscal years 2005, 2004 and 2003 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.6%	3.7%	3.0%
Expected life	5.2 years	5.9 years	6.0 years
Expected volatility	43%	49%	50%
Expected dividend yield	0%	0%	0%
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
Fair value of financial instruments
     The carrying amounts of the Company’s financial instruments reflected in the consolidated balance sheet approximate their fair values.
Defined Benefit Plan
     On August 25, 2004, the Company established a Supplemental Executive Retirement Plan to provide designated officers and executives of the Company with benefits upon retirement. The plan is accounted for in accordance with SFAS No. 87, “Employers Accounting for Pensions.” This plan is described more fully in Note 16, “Employee benefit plans.”

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Recent accounting standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the Company to expense the fair value of grants made under the stock option program over the vesting period of the plans. This standard became effective for the Company on July 1, 2005. The Company intends to adopt the “Modified Prospective Application” transition method that will not result in restatement of previously issued financial statements. Awards that are granted, modified or settled after this date will be measured and compensation expense recognized in the income statement in accordance with SFAS No. 123(R). In addition, unvested awards that were granted prior to the effective date of SFAS 123(R) would result in recognition of compensation expense at levels approximating the amounts previously included in the pro forma footnote disclosures required by SFAS No. 123.
     The company believes the pro forma disclosures in Note 1 under “Stock-Based Compensation” provide a reasonable indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). The Company plans to continue valuing stock options using the Black-Scholes closed-form model. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.
     In order to provide implementation guidance related to SFAS 123(R), the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” in March 2005. SAB No. 107 provides guidance on numerous issues such as valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and disclosures in MD&A subsequent to adoption of SFAS 123(R).
     SFAS No. 153, “Exchanges of Nonmonetary Assets” superseding APB Opinion No. 29, “Accounting for Nonmonetary Transactions” was issued by the FASB in December 2004. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the standard and has concluded that this standard will not have a material impact on the Company’s financial position and results of operations.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,”Inventory Pricing.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the standard and has concluded that this standard will not have a material impact on the Company’s financial position and results of operations.
     SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued by the FASB in May 2005. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law by President Bush. The AJCA broadly impacts the Company in the following manner: the phase out of the Extraterritorial Income Exclusion Act of 2000 (“ETI”) over a three year period, the introduction of a qualified manufacturing deduction, and a one-time election to repatriate foreign earnings at reduced rates. The passage of the AJCA resulted in issuance of two FASB Staff Positions (FSP).
     FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued in the fourth quarter of 2004. Under this FSP, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the impact of this deduction will be reported in the period for which the deduction is claimed on the Company’s U.S. federal income tax return.
     FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” issued in the fourth quarter of 2004, provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109. Accordingly, income tax expense, if any, associated with any repatriation under the Act will be provided in the Company’s financial statements in the quarter in which the required management and board approvals have been completed.
     At this time the Company is evaluating the potential impact of the legislation on the Company’s financial position and results of operation, but expects a reduction in the effective tax rate in any future periods from a qualified production activity deduction and/or a foreign earnings repatriation.
2.	Acquisitions:
JTECH
     On January 6, 2005, the Company acquired JTECH Communications, Inc., a privately held industry pioneer and leader in on-premises wireless paging solutions for hospitality, retail and other markets, for a total purchase price of approximately $14,130. The consideration consisted of $14,130 cash paid at closing of which $1,500 is held in escrow and will be released 18 months after closing and transaction costs of $65. Goodwill of approximately $8,865 and intangible assets of $2,426 were recorded with the acquisition. The purchase price allocation has been preliminarily determined and is subject to adjustment if necessary.
Datavantage
     On May 1, 2003, the Company acquired Datavantage Corporation, a privately held software application developer and system integrator specializing in the specialty and apparel retail market, for a total purchase price of approximately $52,284. The consideration consisted of $33,800 in cash ($28,600 cash paid at closing, $4,680 cash paid 18 months after closing (November 2004), $520 to be paid November 2005, approximately $284 in estimated transaction costs and 1,438,720 shares of MICROS common stock valued at approximately $18,200.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     The total purchase price was allocated as follows:

Current assets	$11,794
Fixed assets	1,520
Deferred income taxes	(3,080)
Goodwill and intangible assets	52,630
Purchased and internally developed software costs	6,140
Other assets	37
Liabilities assumed	(16,757)

$52,284

     Recognition of the excess purchase price of $52,284 over the fair value of the net assets acquired, have been recorded as goodwill. Previously reported goodwill has been reclassified as described more fully in Note 1, “Reclassifications”:

Book value of net assets	$8,512
Fair value changes:
Intangibles	7,923
Deferred income taxes	(10,381)

Adjusted net assets	6,054
Purchase price	(52,284)

Goodwill	$46,230

     Datavantage’s customer relationships were valued at $6,200 and are being amortized over 10 years.
3.	Inventories:
     The components of inventories are as follows:

	2005	2004
Raw materials	$7,360	$5,592
Work-in-process	29	91
Finished goods	35,275	30,412

	$42,664	$36,095

     The Company maintains a reserve for obsolescence for inventory in the amount of $7,352 in fiscal year 2005 and $6,380 in fiscal year 2004.
4.	Property, plant and equipment:
     The components of property, plant and equipment are as follows:

	2005	2004	Useful Life
Leasehold improvements	$6,391	$5,237	Lease term
Machinery and equipment	8,769	7,155	5-10 years
Furniture and fixtures	14,455	13,180	7-10 years
Computer hardware and software	56,418	52,223	3-5 years

Total property, plant and equipment	86,033	77,795

Accumulated depreciation and amortization	(64,725)	(58,245)

Net property, plant and equipment	$21,308	$19,550

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
5.	Line of credit:
     Prior to July 29, 2005, the Company maintained two credit agreements (the “Former Credit Agreements”) that in the aggregate offered a $65,000 multi-currency committed line of credit, expiring on July 31, 2005. The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank. The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of the Company’s subsidiaries.
     The interest rate under the Former Credit Agreements for U.S. dollar advances was at the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. The interest rate for foreign currency advances was at the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The Former Credit Agreements required that the Company pay insignificant commitment fees on the unused portion of the line of credit to the Lenders. In addition, the Former Credit Agreements contained certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends. The Lenders under the Former Credit Agreements have not alleged any breaches thereunder by MICROS.
     Effective July 29, 2005, the Company (and its subsidiaries) entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65,000 multi-currency committed line of credit, expiring on July 31, 2009. The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. The facilities are secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.
     The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The New Credit Agreements require that the Company pay certain upfront fees and arrangement fees, totaling approximately $175, as well as commitment fees on the unused portion of the line of credit to the Lenders. In addition, the New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies. In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.
     The Company also has a credit relationship with a European bank in the amount of EUR 1,000 (approximately $1,210 at the June 30, 2005 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. The amount available to borrow is reduced by approximately EUR 530 (approximately $639 at the June 30, 2005 exchange rate) for German guarantees. As the Company has significant international operations, its Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, the Company monitors its cash and debt positions in each currency in an effort to reduce its foreign exchange risk.
     As of June 30, 2005, the total outstanding balance on the lines of credit was $2,387 consisting of: ZAR (South African Rand) 4,000 (approximately $602 at the June 30, 2005 exchange rate), SEK (Swedish Krona) 7,500 (approximately $960 at the June 30, 2005 exchange rate), and JPY (Japanese Yen) 90,000 (approximately $825 at the June 30, 2005 exchange rate), As of June 30, 2005, the Company had approximately $63,184 available to borrow under the credit facilities available at that time. The amount available to borrow was reduced by $639 for German guarantees.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     The weighted average interest rates on the Company’s outstanding balances under the lines of credit as of June 30, 2005 and 2004 were 6.48% and 6.65%, respectively.
6.	Long-term debt:
     As of June 30, 2005, 2004 and 2003, the Company had no long-term debt.
7.	Accrued expenses and other current liabilities:
     The components of accrued expenses and other current liabilities are as follows:

	2005	2004
Compensation and related taxes	$25,943	$22,103
Commissions	2,918	2,411
Volume rebates	2,725	2,231
Deposits received from customers	22,246	10,966
VAT and sales taxes	3,272	3,467
Payments due for acquisitions	520	5,200
Accrued payables and other	16,919	12,315

	$74,543	$58,693

8.	Goodwill
     Goodwill allocated to the Company’s reportable segments as of June 30, 2005 and 2004 and changes in the carrying amount of goodwill for the fiscal year ended June 30, 2005 are as follows:

	United States	International	Total
Balance at June 30, 2004	$67,038	$10,468	$77,506
Goodwill acquired – JTECH	8,865	—	8,865
Foreign currency translation	—	410	410

Balance at June 30, 2005	$75,903	$10,878	$86,781

     Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed at June 30, 2005 and 2004.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
9. Intangible assets:
     Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite. The Company has identified trademarks as an indefinite-lived purchased intangible asset. The customer lists are being amortized over 10 years, the non-compete agreement is being amortized over 2 years and the product lines are being amortized over a range of 1 to 5 years. Intangible assets were comprised of the following:

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
At June 30, 2005:
Customer lists	$7,800	($1,423)	$6,377
Non-compete agreement	100	(25)	75
Product lines	326	(82)	244
Finite-lived purchased intangible assets	8,226	(1,530)	6,696

Trademarks	1,673	(785)	888

Total purchased intangible assets	9,899	(2,315)	7,584
Defined benefit pension plan asset	3,374	—	3,374

Total	$13,273	($2,315)	$10,958

At June 30, 2004:
Customer lists	$6,200	($724)	$5,476

Finite-lived purchased intangible Assets	6,200	(724)	5,476
Trademarks	1,280	(792)	488

Total	$7,480	($1,516)	$5,964

     Trademarks are deemed to have indefinite lives and therefore are not amortized. One trademark was being amortized prior to SFAS No. 142 over a nine year life. Based on the results of its annual impairment tests, the Company determined that no impairment of trademarks existed at June 30, 2005 or 2004.
     Amortization expense related to finite-lived purchased intangible assets was $807, $620 and $103 in fiscal years 2005, 2004 and 2003, respectively. The Company did not recognize any impairment losses during the last three fiscal years ended June 30, 2005.
     Estimated amortization expense in future years is as follows:

Year ended June 30:
2006	$936
2007	853
2008	828
2009	813
2010	789
Later years	2,477

Total	$6,696

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.	Commitments and contingencies:

Leases
     The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2015 and equipment leases under both operating and capital leases. The capital leases are primarily related to international automobile leases used for sales and installation. Rent expense under the operating leases for each of the last three fiscal years was as follows:

		Less	Net
	Operating	Sublease	Operating
	Leases	Rentals	Leases
Year ending June 30,
2005	$16,307	$(891)	$15,416
2004	15,323	(594)	14,729
2003	14,862	(681)	14,181
     Future minimum lease payments at June 30, 2005 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

		Less	Net
	Operating	Sublease	Operating	Capital
	Leases	Rentals	Leases	Leases
Year ending June 30,
2006	$15,421	$(956)	$14,465	$162
2007	13,063	(986)	12,077	105
2008	10,276	(417)	9,859	135
2009	9,075	—	9,075	9
2010	6,378	—	6,378	2
2011 and thereafter	3,908	—	3,908	—

	$58,121	$(2,359)	$55,762	413

Less: current portion				162

Long-term obligations under capital lease				$251

     The Company’s worldwide corporate headquarters are located in Columbia, Maryland. Pursuant to the terms of a 10-year lease agreement (the “Lease Agreement”) expiring on March 1, 2010, MICROS leases the entire five-story structure consisting of approximately 247,624 square feet. On November 1, 2003, MICROS subleased one of the five floors, consisting of approximately 49,524 square feet, to Motorola, Inc. pursuant to a 77-month sublease (which Motorola may terminate after 60 months). The Company also leases a facility of approximately 75,600 square feet in Hanover, Maryland for warehousing and staging. The Company conducts light assembly, manufacturing, repair and configuration at this location. The lease expires in July 2009 with a termination right first available to MICROS in July 2006.
     The Company’s Datavantage subsidiary leases approximately 69,199 square feet of office and warehouse space in the Cleveland, Ohio area, from which it conducts the majority of its sales, marketing, customer support, and product development activities. The Datavantage subsidiary also leases approximately 11,457 square feet of office space in the Boston, Massachusetts area, primarily for customer support and research and development activities. The current Cleveland lease expires February 28, 2014, (with a termination right available to MICROS in 2010) and the current Boston lease expires September 30, 2006.
     The Company has purchase commitments of $705 for non-recurring engineering fees for development work. The commitments are due in fifteen to eighteen months to the vendor if the Company does not meet the agreed upon sales targets. The costs are being amortized as the units are purchased by the Company.
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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11. Shareholders’ equity:
     In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock (the “Fiscal Year 2002 Plan”). During fiscal 2005, the Company purchased all remaining shares authorized under that plan. In fiscal year 2005, the Board of Directors authorized the purchase of up to two million additional shares of the Company’s common stock (the “Fiscal Year 2005 Plan”). Since the inception of the repurchase programs, the Company has incurred approximately $62 in fees related to the programs.
     A summary of the cumulative number of shares purchased and retired under both Plans through June 30, 2005, is as follows:

			Total
	Number of	Average	Purchase
	Shares	Purchase Price	Value
Total shares purchased as of June 30, 2003	755,682	$12.29	$9,291
Shares purchased from July 1 – Jun 30, 2004	843,780	$20.28	17,112

Total shares purchased as of June 30, 2004	1,599,462	$16.51	$26,403

Shares purchased from July 1 – Jun 30, 2005	897,200	$29.85	26,777

Total shares purchased as of June 30, 2005	2,496,662	$21.30	$53,180

12. Stock options:
     The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price of all options equals the market value on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. Currently, all options expire ten years from the date of grant. As of June 30, 2005, the Company has approximately 1,268,505 authorized options available to grant.
     The Company applies the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. Accordingly, the Company has not recognized any related compensation expense in the consolidated statements of operations.
     The following table summarizes the status of, and changes in, the Company’s stock option plans:

Years Ended June 30,	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,416		7,942		7,516

Options granted	812	$33.13	1,008	$21.07	833	$10.85
Options cancelled	(128)	$18.53	(55)	$16.85	(287)	$13.40
Options exercised	(2,872)	$11.59	(1,479)	$9.40	(120)	$9.12

Outstanding at end of year	5,228	$19.28	7,416	$14.77	7,942	$12.99

Options exercisable at end of year	3,692	$16.48	5,627	$14.12	5,963	$13.67

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     Additional information regarding stock options outstanding at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Shares	Price	Life (in years)	Shares	Price
$7.39 — $10.42	532	$9.69	5.3	532	$9.69
$10.43 — $11.49	544	$10.84	7.3	331	$10.88
$11.50 — $12.58	789	$12.25	4.9	789	$12.25
$13.36 — $19.95	629	$14.63	3.6	626	$14.63
$20.19 — $20.57	34	$20.27	6.0	23	$20.21
$21.04 — $21.04	870	$21.04	8.4	383	$21.04
$22.08 — $22.75	48	$22.41	8.9	10	$22.61
$24.44 — $24.44	957	$24.44	4.4	957	$24.44
$25.60 — $32.36	76	$28.04	6.9	41	$27.65
$33.35 — $46.65	749	$33.73	9.4	—	—

$7.39 — $46.65	5,228	$19.28	6.2	3,692	$16.48

13. Income taxes:
     Income before taxes for the years ended June 30 was taxed under the following jurisdictions:

	2005	2004	2003
United States	$46,092	$28,249	$6,370
International	35,002	29,289	30,825

	$81,094	$57,538	$37,195

     The components of income tax expense are:

	2005	2004	2003
Current:
Federal	$14,561	$6,084	$1,113
State	2,593	1,304	248
Foreign	6,340	11,774	11,172

Total current	23,494	19,162	12,533

Deferred:
Federal	870	3,789	1,817
State	(46)	622	82
Foreign	2,443	19	646

Total deferred	3,267	4,430	2,545

Total tax expense	$26,761	$23,592	$15,078

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	2005	2004	2003
At statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.0	2.6	0.6
Tax credits	(0.5)	(0.8)	(0.7)
Extraterritorial income exclusion benefit	(1.0)	(1.3)	(4.6)
Effect of tax rates in foreign jurisdictions	(5.0)	5.0	9.5
Subpart F inclusion	0.7	—	—
Permanent differences	1.7	0.7	0.5
Other	0.1	(0.2)	0.2

Effective tax rate	33.0%	41.0%	40.5%

     The tax benefit from employee stock option plans was $22,117 for fiscal year 2005, $5,305 for fiscal year 2004 and $181 for fiscal year 2003 resulting in a current U.S. tax receivable of approximately $2.1 million for 2005.
     The Company has not provided U.S deferred income taxes on the cumulative unremitted earnings of our non-US affiliates as these amounts are deemed permanently reinvested outside the United States. These earnings relate to ongoing operations in foreign jurisdictions. The American Jobs Creation Act of 2004 (‘AJCA’) allows U.S. companies a one time opportunity for non-US earnings to be repatriated through tax year 2005 at a 5.25% rate rather than the normal 35% U.S. tax rate. There are, however, certain criteria including a qualified U.S. reinvestment plan that need to be met under the Act. The company continues to evaluate the financial impact AJCA will have on its consolidated financial statements for fiscal year 2006.
     The following summarizes the significant components of the Company’s deferred tax assets and liabilities:

	2005	2004
Bad debt reserves	$3,398	$2,574
Accruals not currently deductible for tax	5,384	5,182
Inventory	2,101	1,640
Net operating loss carryforwards	4,663	3,875
Tax credit carryforwards	6,901	1,650
Purchased in-development software technology write-off	345	3,461
Tax impact of technology transfer	6,760	8,529
Other	684	935

Total deferred tax assets	30,236	27,846

Depreciation	(4,205)	(3,478)
Capitalized software development costs	(7,557)	(11,387)
Other	(4,705)	(2,018)

Total deferred tax liabilities	(16,467)	(16,883)

Valuation allowance	(1,158)	(746)

Net deferred tax asset	$12,611	$10,217

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     At June 30, 2005 and 2004, the Company had potential tax benefits of $4,663 and $3,875, respectively, related to both U.S. and foreign net operating loss carryforwards for income tax purposes. The U.S. net operating loss component of the above totals, respective of fiscal years, amounted to $397 and $289 with the remainder of $4,266 and $3,586 representing foreign net operating losses. In addition, at June 30, 2005 and 2004, the Company had potential tax benefits of $6,901 and $1,650, respectively, related to U.S. federal tax credits for income tax purposes.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     The fiscal year 2005 tax net operating losses and tax credit carryforwards (if not used against taxable income) expire as follows:

	Net Operating		Net of
	Loss	Valuation	Valuation
	Carryforwards	Allowance	Allowance
Expire beginning:
June 2006	$5	($5)	$—
June 2008	523	(9)	514
After June 2009	398	(253)	145
Unlimited life	3,737	(891)	2,846

Total	$4,663	($1,158)	$3,505

			Net of
	Tax Credits	Valuation	Valuation
	Carryforwards	Allowance	Allowance
Expire beginning:
June 2011	$5,360	—	$5,360
After June 2022	1,541	—	$1,541

Total	$6,901	—	$6,901

     A valuation allowance of $1,158 and $746 has been provided at June 30, 2005 and 2004, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the loss carryforwards.
     During fiscal year 2003, the Company entered into intercompany intellectual property sales. The taxes related to such sales will be amortized over the intellectual properties’ respective economic useful lives for financial statement purposes.
14. Other income (expense), net:
     Other income (expense) is comprised of the following:

	2005	2004	2003
Foreign exchange (loss) gain, net	$655	$(357)	$(702)
Investment write-down	—	(800)	(500)
Legal settlement, net	—	1,260	—
Other, net	338	305	(481)

Total other income (expense), net	$993	$408	$(1,683)

15. Related party transactions:
     Effective June 30, 1995, and amended February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee plus a target bonus. During fiscal years 2005, 2004 and 2003, the Company compensated Mr. Brown $425, $427 and $410, respectively, for consulting services provided to the Company. For fiscal years 2005, 2004 and 2003, part of the compensation that Mr. Brown received was in the form of an annual bonus in the amounts of $175, $177, and $160, respectively. The bonus payments were accrued during the fiscal year that they were earned and paid in the following fiscal year. During fiscal year 2003, the Company paid a real estate partnership $146 for the rental of the Laurel, Maryland facilities. J. Alan Hayman, Executive Vice President, Restaurant Sales and Strategies, holds a 50% interest in the partnership. The rental rates were fair market value rates, as determined by two independent valuations. The Laurel lease expired on December 31, 2002, and was not renewed.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
16.	Employee benefit plans:

Defined contribution plans
     The Company sponsors three employee savings plans, which conform to the provisions of Section 401(k) of the Internal Revenue Code. The Plans cover substantially all full-time employees and also part-time employees in the United States and allow employees to voluntarily defer up to the government maximum per year of their income through contributions to the Plans. The Plan for corporate employees matches 50% of the first 5% of each participating employee’s voluntary contributions. The Plans for Datavantage and JTECH match 25% of the first 6% of each participating employee’s voluntary contributions. Furthermore, the Company may elect to make additional contributions, at its discretion.
     Company contributions made during the years ended June 30, 2005, 2004 and 2003 totaled $1,560, $1,315 and $924, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits.
Defined benefit plan
     On November 19, 2004, the Company’s Board of Directors (with Messrs. A.L. Giannopoulos and Louis M. Brown, Jr. abstaining) authorized the establishment of a Supplemental Executive Retirement Plan, to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004. On April 27, 2005, the Company’s Board of Directors (with A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in this plan) amended the Supplemental Executive Retirement Plan, to provide for vesting of benefits upon a participant’s death. The plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions”.
     Under the terms of the plan, participants who are vested in the plan (or their designated beneficiaries upon death) will receive 10 payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62. The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death. If a “Change in Control” (the acquisition of the beneficial ownership of 50% of the shares outstanding or 50% of the voting power of the Company) occurs, the plan’s participants vest immediately; notwithstanding the above, benefits thereunder are not payable until the earlier of death or retirement at or after reaching age 62.
     Commencing in July 2005, the Company has funded the benefits under the plan with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     The following table summarizes the changes in the projected benefit obligation (“PBO”), the funded status of the plan, the accumulated benefit obligation, amounts recognized on the consolidated balance sheet, and the weighted average assumptions used to determine benefit obligations for the plan at June 30, 2005. Accrued benefit cost is reflected in Other Non-Current Liabilities on the consolidated balance sheet. The discount rate assumption is based on the internal rate of return for a portfolio of high-quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future cash flows. The measurement date of the plan was June 30, 2005.

2005
Change in the projected benefit obligation:
PBO at plan inception 8/25/04	$5,861
Service cost	259
Interest cost	282
Actuarial loss	658

PBO at June 30	$7,060

Fair value of plan assets	n/a

Funded status, June 30	$(7,060)
(Unfunded) status of PBO	$(7,060)
Unrecognized prior service cost	5,352
Unrecognized net actuarial losses	658

(Accrued) benefit cost	$(1,050)

Accumulated benefit obligation, June 30	$4,424

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(4,424)
Intangible asset	3,374

Net amount recognized as expense in fiscal year	$(1,050)

Assumptions used to measure benefit obligations at June 30:
Discount rate	4.96%
Expected return on plan assets	—
Rate of compensation increase	5.0%
     The components of net periodic pension cost and the assumptions used to determine net cost for the fiscal year ended June 30, 2005 are as follows:

2005
Components of net periodic pension cost:
Service cost	$259
Interest cost	282
Expected return on plan assets	—
Amortization of prior service cost	509

Net periodic pension cost	$1,050

Assumptions used to determine net periodic pension cost for the fiscal year ended June 30:
Discount rate	5.66%
Expected return on plan assets	—
Rate of compensation increase	5.0%

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     Benefit payments projected to be made from the plan for the years ending June 30 are as follows:

2006	$—
2007	—
2008	428
2009	428
2010	428
2011 – 2015	2,596
17.	Segment reporting data:
     The Company develops manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry and information technology solutions for the specialty and general merchandise retail industry. MICROS is organized and operates in two reportable segments: U.S. and International. The International segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     A summary of the Company’s reportable segments is as follows:

	Years Ended June 30,
	2005	2004	2003
Revenues (1):
United States	$334,449	$293,922	$233,141
International	333,006	262,996	229,765
Intersegment eliminations	(70,191)	(69,475)	(57,049)

Total revenues	$597,264	$487,443	$405,857

Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$39,286	$35,680	$16,869
International	97,265	76,777	61,993
Intersegment eliminations	(55,457)	(54,919)	(41,667)

Total income before taxes, minority interests and equity in net earnings of affiliates	$81,094	$57,538	$37,195

Identifiable assets (2):
United States	$353,121	$233,272	$187,443
International	194,107	186,315	183,267

Total identifiable assets	$547,228	$419,587	$370,710

Goodwill (2):
United States	$75,903	$67,038	$64,738
International	10,878	10,468	10,227

Total goodwill	$86,781	$77,506	$74,965

Capital expenditures (2):
United States	$5,671	$5,032	$2,118
International	4,574	3,728	3,463

Total capital expenditures	$10,245	$8,760	$5,581

Depreciation and amortization (2):
United States	$5,937	$5,846	$5,381
International	4,175	3,985	3,507

Total depreciation and amortization	$10,112	$9,831	$8,888

(1)	Amounts based on the location of the customer.

(2)	Amounts based on the location of the selling entity.
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
     Geographic revenue information for the three years ended June 30, 2005 is based on the location of the selling entity. Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year. Intangible assets are not included below.
     Revenues from unaffiliated customers by geographic location are as follows:

	2005	2004	2003
United States	$323,316	$267,065	$213,808
International	273,948	220,378	192,049

Net revenue	$597,264	$487,443	$405,857

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
     Long-lived assets by geographic location are as follows:

	2005	2004	2003
United States	$14,278	$12,922	$13,370
International	7,030	6,628	6,809

Total long-lived assets	$21,308	$19,550	$20,179

18.	Subsequent Event:
     Effective July 29, 2005, the Company (and its subsidiaries) entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009. The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank. The facilities are secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.
     The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters. The New Credit Agreements require that the Company pay certain upfront fees and arrangement fees, totaling approximately $175, as well as commitment fees on the unused portion of the line of credit to the Lenders. In addition, the New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies. In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law. Copies of the New Credit Agreements are attached as Exhibits 10x and 10y.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
19.	Quarterly financial information (unaudited):
     Quarterly financial information for fiscal years 2005 and 2004 is presented in the following tables:

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Revenue	$129,962	$141,930	$153,352	$172,021

Gross margin	$65,134	$71,091	$77,794	$87,765

Income from operations	$14,954	$16,806	$19,372	$27,744

Net income	$9,661	$11,753	$14,178	$18,068

Basic net income per common share	$0.26	$0.32	$0.37	$0.47

Diluted net income per common share	$0.25	$0.30	$0.35	$0.45

Stock Prices (in dollars)
High	$25.85	$39.03	$37.21	$47.93
Low	$21.88	$24.48	$31.97	$33.71

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Revenue	$106,417	$117,254	$120,967	$142,805

Gross margin	$52,135	$61,072	$62,126	$73,776

Income from operations	$8,082	$13,353	$12,798	$22,601

Net income	$4,747	$8,571	$7,516	$12,445

Basic net income per common share	$0.13	$0.24	$0.20	$0.34

Diluted net income per common share	$0.13	$0.22	$0.19	$0.32

Stock Prices (in dollars)
High	$19.00	$22.40	$24.25	$23.99
Low	$16.23	$16.99	$21.09	$20.73

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended June 30, 2005, 2004 and 2003 (in thousands)

	Balance at	Charged				Balance
	beginning	To				at end
Description	of period	expense	Deductions		Other (1)	of period
Year ended June 30, 2005:
Allowance for doubtful accounts	$11,903	$5,697	$347	(3)	$(1,051)	$16,202
Reserve for inventory obsolescence	6,380	2,655	1,107	(2)	(576)	7,352

	$18,283	$8,352	$1,454		$(1,627)	$23,554

Year ended June 30, 2004:
Allowance for doubtful accounts	$10,648	$3,196	$887	(3)	$(1,054)	$11,903
Reserve for inventory obsolescence	5,900	2,002	272	(2)	(1,250)	6,380

	$16,548	$5,198	$1,159		$(2,304)	$18,283

Year ended June 30, 2003:
Allowance for doubtful accounts	$8,981	$4,757	$1,861	(3)	$(1,229)	$10,648
Reserve for inventory obsolescence	4,957	2,005	928	(2)	(134)	5,900

	$13,938	$6,762	$2,789		$(1,363)	$16,548

(1)	Primarily related to foreign currency translation.

(2)	Material scrapped or otherwise disposed.

(3)	Charge offs, net of recoveries

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date:	9-13-05	By:	/s/Gary C. Kaufman

Gary C. Kaufman
Executive Vice President, Finance and
Administration/Chief Financial Officer

Date:	9-13-05	By:	/s/Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title
/s/A. L. Giannopoulos A. L. Giannopoulos	Chairman, President and Chief Executive Officer	9-13-05

/s/Gary C. Kaufman Gary C. Kaufman	Executive Vice President Finance and Administration Chief Financial Officer	9-13-05

/s/Louis M. Brown, Jr. Louis M. Brown, Jr.	Director and Vice Chairman of the Board	9-13-05

/s/B. Gary Dando B. Gary Dando	Director	9-13-05

/s/John G. Puente John G. Puente	Director	9-13-05

/s/Dwight S. Taylor Dwight S. Taylor	Director	9-13-05

/s/William S. Watson William S. Watson	Director	9-13-05

EXHIBIT INDEX

3(i).	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b).	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii).	By-laws of the Company as in effect on the date hereof is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(iii).	By-laws of the Company, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.

10a1.*	Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10a2.*	First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan constituting Exhibit 10a1 hereto is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10b1.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1993 Annual Meeting of Shareholders.

10b2.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1995 Annual Meeting of Shareholders.

10b3.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders.

10b4.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders.

10b5.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders.

10b6.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders.

10b7.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2001 Annual Meeting of Shareholders.

10b8.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2002 Annual Meeting of Shareholders.

10b9.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2003 Annual Meeting of Shareholders.

10b10.*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2004 Annual Meeting of Shareholders.

10c.	Underwriting Agreement dated July 6, 1995 by and among MICROS Systems, Inc., Westinghouse Electric Corporation, Westinghouse Holdings Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc. is incorporated herein by reference to Exhibit 10d to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10d.*	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10e.*	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10f.*	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10g.*	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10h.*	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10i.*	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10j.*	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10k.*	Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.

10l.*	Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10m.*	First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10n.*	Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10o.*	Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10p.*	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10q.*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10r.*	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10p above, as text is identical).

10s.*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10q above, as text is identical).

10t.	Credit Agreement, dated as of July 17, 2003, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., and MICROS-Fidelio Worldwide, Inc. (Borrowers), and Bank of America, N.A., Wachovia Bank, National Association and US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10u.	Credit Agreement, dated as of July 17, 2003, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., Merchants Information Solutions, Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. De C.V., MICROS Systems Holding GmbH, MICROS-Fidelio Software Deutschland GmbH, Indatec GmbH & Co. Kg., MICROS-Fidelio Software GmbH & Co. Kg., MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., and Hotelbk, A.B., and Bank of America, N.A., Wachovia Bank, National Association and US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10v.	Security Agreement, dated as of July 17, 2003, by and among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS-Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Southwest, Inc., MICROS-Fidelio Worldwide, Inc. (Borrowers) and Bank of America, N.A., Wachovia Bank, National Association And US Bank (Lenders) is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2003.

10w.*	Supplemental Executive Retirement Plan effective August 25, 2005, the final for,m of which was approved by the Board of Directors on November 19, 2004, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2005.

10x	Amended and restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, Msi Delaware, LLC, Micros-Fidelio Worldwide, Inc., and Jtech Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager (filed herewith).

10y	Amended and restated Credit Agreement, effective as of July 29, 2005, among Micros-Fidelio (Ireland) Ltd., Micros-Fidelio Systems (UK) Ltd., Micros-Fidelio España S.L., Micros Fidelio (Canada), Ltd., Micros-Fidelio Brazil, Ltda., Micros-Fidelio France S.A.S., Hospitality Technologies, S.A., Micros-Fidelio Mexico S.A. de C.V., Micros Systems Holding GmbH, Micros-Fidelio GmbH, Micros-Fidelio Software Portugal Unipessoal Lda, Micros-Fidelio (Thailand) Co., Ltd., Micros-Fidelio Singapore Pte Ltd., Micros-Fidelio Software (Philippines), Inc., Micros-Fidelio Japan Ltd., Micros-Fidelio Australia Pty. Ltd., Micros-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager (filed herewith).

14.	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2004.

21.	Subsidiaries of the Company (filed herewith)

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Certifications (filed herewith)

32.	Section 1350 Certifications (furnished herewith)**

*	Management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.