Form 10-Q
period 2005-09-30
MICROS SYSTEMS INC
filed 2005-11-09
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

YES ☐	NO ☒

As of October 31, 2005, there were issued and outstanding 38,323,055 shares of Registrant’s Common Stock at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the three months ended September 30, 2005

Part I - Financial Information

Item 1.   Financial Statements

General

          The information contained in this report is furnished for the Registrant, MICROS Systems, Inc., and its subsidiaries (referred to collectively herein as “MICROS” or the “Company”).  In the opinion of management, the information in this report contains all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods presented.  The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2005	June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$141,479	$153,521
Accounts receivable, net of allowance for doubtful accounts of $17,377 at September 30, 2005 and $16,202 at June 30, 2005	133,259	131,423
Inventory, net	45,100	42,664
Deferred income taxes	10,492	10,883
Prepaid expenses and other current assets	29,729	28,934

Total current assets	360,059	367,425

Property, plant and equipment, net of accumulated depreciation and amortization of $66,480 at September 30, 2005 and $64,725 at June 30, 2005	21,244	21,308
Deferred income taxes, non-current	18,176	18,195
Goodwill, net	86,514	86,781
Intangible assets, net of accumulated amortization of $2,559 at September 30, 2005 and $2,315 at June 30, 2005	10,707	10,958
Purchased and internally developed software costs, net of accumulated amortization of $37,902 at September 30, 2005 and $36,062 at June 30, 2005	39,454	40,160
Other assets	2,155	2,401

Total assets	$538,309	$547,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,761	$2,387
Accounts payable	35,417	38,253
Accrued expenses and other current liabilities	67,336	74,543
Current portion of capital lease obligations	129	162
Income taxes payable	7,180	3,260
Deferred income taxes	84	362
Deferred service revenue	63,494	58,022

Total current liabilities	175,401	176,989

Capital lease obligations, net of current portion	306	251
Deferred income taxes, non-current	16,102	16,105
Other non-current liabilities	6,230	5,905
Commitments and contingencies
Minority interests	2,777	2,807

Shareholders' Equity:
Common stock, $0.0125 par; authorized 50,000 shares; issued and outstanding 38,231 at September 30, 2005 and 38,645 at June 30, 2005	478	482
Capital in excess of par	80,889	99,990
Retained earnings	251,673	239,320
Accumulated other comprehensive income	4,453	5,379

Total shareholders' equity	337,493	345,171

Total liabilities and shareholders' equity	$538,309	$547,228

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,

	2005	2004

Revenue:
Hardware	$44,053	$39,301
Software	27,879	22,878
Service	80,072	67,783

Total revenue	152,004	129,962

Cost of sales:
Hardware	29,582	26,211
Software	5,801	5,169
Service	38,460	33,448

Total cost of sales	73,843	64,828

Gross margin	78,161	65,134

Selling, general and administrative expenses	51,234	41,068
Research and development expenses	6,378	6,711
Depreciation and amortization	2,497	2,401

Total operating expenses	60,109	50,180

Income from operations	18,052	14,954

Non-operating income (expense):
Interest income	825	352
Interest expense	(62)	(49)
Other (expense) income, net	(406)	126

Total non-operating income, net	357	429

Income before taxes, minority interests and equity in net earnings of affiliates	18,409	15,383

Income tax provision	5,983	5,538

Income before minority interests and equity in net earnings of affiliates	12,426	9,845

Minority interests and equity in net earnings of affiliates	(73)	(184)

Net income (1)	$12,353	$9,661

Net income per common share (1):
Basic	$0.32	$0.26
Diluted	$0.30	$0.25

Weighted-average number of shares outstanding:
Basic	38,402	36,669
Diluted	40,575	38,618

(1) See Note 2, “Share-based Compensation” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Three Months Ended September 30,

	2005	2004

Net cash flows provided by operating activities:	$12,804	$15,122
Cash flows from investing activities:
Purchases of short-term investments	—	(36,000)
Proceeds from sales of short-term investments	—	37,000
Purchases of property, plant and equipment	(2,090)	(2,603)
Proceeds from dispositions of property, plant and equipment	—	3
Internally developed software	(1,096)	(1,352)

Net cash used in investing activities	(3,186)	(2,952)

Cash flows from financing activities:
Principal payments on line of credit	(628)	—
Proceeds from lines of credit	—	19
Net increase (decrease) in capital lease obligations	22	(33)
Dividends to miniority owners	—	(92)
Repurchases of stock	(24,277)	(7,885)
Proceeds from issuance of stock	2,038	4,410
Windfall tax benefits from stock option exercises	1,221	—

Net cash used in financing activities	(21,624)	(3,581)

Effect of exchange rate changes on cash	(36)	(88)

Net (decrease) increase in cash and cash equivalents	(12,042)	8,501

Cash and cash equivalents at beginning of period	153,521	83,451

Cash and cash equivalents at end of period	$141,479	$91,952

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2005
(Unaudited, in thousands)

	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount

Balance, June 30, 2005	38,645	$482	$99,990	$239,320	$5,379	$345,171
Comprehensive income:						—
Net income				12,353		12,353
Foreign currency translation adjustments					(926)	(926)

Total comprehensive income	—	—	—	12,353	(926)	11,427
Share-based compensation			1,913			1,913
Stock issued upon exercise of options	154	2	2,036			2,038
Repurchases of stock	(568)	(6)	(24,271)			(24,277)
Income tax benefit from options exercised			1,221			1,221

Balance, September 30, 2005	38,231	$478	$80,889	$251,673	$4,453	$337,493

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

1.        Basis of Presentation

          The accompanying consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

          Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, and its results of operations for the interim periods set forth herein.  The results for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future periods.

          Certain previously reported amounts have been reclassified to conform to the current period presentation.  Auction rate securities totaling $8.0 million and $7.0 million were previously classified as cash and cash equivalents in the consolidated balance sheets at June 30, 2004 and September 30, 2004, respectively, are now classified as short term investments.  As a result of this change, the consolidated statement of cash flows for the three months ended September 30, 2004 reflects the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification resulted in a $1.0 million reduction in net cash flows used in investing activities for the three months ended September 30, 2004.

          All references to shares of common stock, share prices, per share amounts and stock plans for the three months ended September 30, 2004 have been retroactively restated for the January 2005 two-for-one stock split.

2.        Share-based compensation

          The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  Currently, options are not granted to directors who are not employees of or consultants to the Company.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  All outstanding options expire ten years from the date of grant.  The Company has authorized approximately 14.6 million shares for awards of options, of which approximately 1.2 million shares are available for future grants as of September 30, 2005.

          Three months ended September 30, 2005:

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 for the Company and requires the Company to expense the fair value of grants made under the stock option program over the vesting period of the plans.  The Company adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements.  Awards that are granted after this date were measured and non-cash compensation expense was recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted prior to the effective date of SFAS No. 123(R) also result in recognition of non-cash compensation expense.  The Company recognizes share-based compensation expense ratably over the vesting period of options, adjusted for forfeiture rate.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

          For the three months ended September 30, 2005, in accordance with SFAS No. 123(R), the Company recognized non-cash share-based compensation expense of approximately $1.9 million.  The expense was included in the consolidated statement of operations as follows:

(in thousands)	Three Months Ended September 30, 2005

Selling, general and administrative	$1,875
Research and development	38

Non-cash share-based compensation expense	$1,913

          For the three months ended September 30, 2005, the total income tax benefit recognized in the consolidated statement of operations for share-based compensation recorded in accordance with SFAS No. 123(R) was approximately $0.6 million.  No compensation cost was capitalized.

          The Company values stock options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, the Company separates groups of employees which have historically exhibited similar behavior in regards to option exercises and post-vesting cancellations.  The option-pricing models require the input of highly subjective assumptions such as listed below.  The volatility rates are based on historical stock prices.  The expected life of options granted are based on historical data, which is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellation and the fair value of those vested awards.

          The fair value of options was estimated on the date of grant using the following assumptions:

Three Months Ended September 30, 2005

Expected volatility	34%
Expected life	4.0 years
Expected dividend yield	0%
Risk-free interest rate	3.9% - 4.1%

          The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	5,228	$19.28
Granted	28	$42.49
Exercised	(154)	$13.23
Forfeited or expired	(3)	$17.87

Outstanding at September 30, 2005	5,099	$19.59	6.1	$121,454

Exercisable at September 30, 2005	3,549	$16.62	6.1	$95,044

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

          The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 was $13.86.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the period was approximately $4.6 million.

          The following is a summary of the status of, and changes in non-vested shares:

(in thousands, except per share data)	Number of Shares	Weighted-average Grant-date Fair Value

Non-vested at June 30, 2005	1,536	$11.94
Granted	28	$13.86
Vested	(12)	$7.08
Cancelled	(1)	$6.49

Non-vested at September 30, 2005	1,551	$12.02

          As of September 30, 2005, there were approximately $11.5 million in share-based compensation costs related to non-vested awards not yet recognized in its consolidated statements of operations.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the three months ended September 30, 2005 was approximately $0.1 million.

          Cash received from options exercised during the three months ended September 30, 2005 was approximately $2.0 million.

          Three months ended September 30, 2004:

          For the three months ended September 30, 2004, the Company applied the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards.  The Company had not recognized any related compensation expense in its consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.  If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of the SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

(in thousands, except per share data)	Three Months Ended September 30, 2004

Net income – as reported	$9,661
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,378)

Net income - pro forma	$8,283

Basic net income per share:
As reported	$0.26
Pro forma	$0.23
Diluted net income per share:
As reported	$0.25
Pro forma	$0.21

          The Company valued stock options using the Black-Scholes option-pricing model which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The option-pricing models require the input of highly subjective assumptions such as listed below.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

          The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended September 30, 2004

Risk-free interest rate	3.8%
Expected life	6.0 years
Expected volatility	48%
Expected dividend yield	0%

          The weighted-average fair value of each option granted during the three months ended September 30, 2004 was $22.33.

3.        Inventory:

          The components of inventory are as follows:

(in thousands)	September 30, 2005	June 30, 2005

Raw materials	$8,145	$7,360
Work-in-process	230	29
Finished goods	36,725	35,275

	$45,100	$42,664

          The Company maintains a reserve for obsolescence for inventory in the amount of approximately $8.3 million at September 30, 2005 compared to approximately $7.4 million at June 30, 2005.

4.       Line of credit

          Prior to July 29, 2005, the Company maintained two credit agreements (the “Former Credit Agreements”) that in the aggregate offered a $65.0 million multi-currency committed line of credit, which expired on July 31, 2005.  The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of the Company’s subsidiaries.

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

          Effective July 29, 2005, the Company (and its subsidiaries) entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit and expiring on July 31, 2009.  The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The facilities are secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

          The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters.  Under the terms of the New Credit Agreements, the Company paid certain upfront fees and arrangement fees totaling approximately $0.2 million.  Additionally, the Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.  As of September 30, 2005, approximately $1.8 million is outstanding on the lines of credit.

5.       Recent accounting standards

          FASB Staff Position No. 143-1

          In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), which provides guidance on accounting for electronic equipment waste obligations.  In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste – i.e., electronic waste obligations relating to equipment put on the market prior to August 13, 2005, as defined in the European Union Directive 2002/96/EC (the “Directive”).  Among other things, the Directive requires entities to provide for the treatment of waste electrical and electronic equipment and member states to adopt financing schemes for such treatment.  Under the framework established by the Directive, the responsibility to dispose of historical waste used by other than private household users (the “Commercial Users”) rests with the Commercial User.  The FSP FAS 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005.  This guidance is effective for the first reporting period ending after the later of June 8, 2005 or the date of passage of legislation by an EU member state imposing the disposal obligation on a Commercial User or commercial producer.  At this time the Company is evaluating the potential impact of FSP FAS 143-1 on the Company’s consolidated financial position and results of operation, but expects the FSP FAS 143-1 to not have a material effect on the Company’s consolidated financial statements.

          SFAS No. 154

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

          American Jobs Creation Act

          On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law by President Bush.  The AJCA broadly impacts the Company in the following manner:

•	the phase out of the Extraterritorial Income Exclusion Act of 2000 (“ETI”) over a three year period,
•	the introduction of a qualified manufacturing deduction, and
•	a one-time election to repatriate foreign earnings at reduced rates.

The passage of the AJCA resulted in issuance of the following two FASB Staff Positions (“FSP”):

          •          FSP No. 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued in the fourth quarter of 2004.  Under this FSP, the deduction will be treated as a “special deduction” as described in SFAS No. 109.  As such, the impact of this deduction will be reported in the period for which the deduction is claimed on the Company’s U.S. Federal income tax return.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

         •           FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was also issued in the fourth quarter of 2004.  Under this FSP, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109.  Accordingly, income tax expense, if any, associated with any repatriation under the Act will be provided in the Company’s consolidated financial statements in the quarter in which the required management and board approvals have been completed.

          At this time the Company is evaluating the potential impact of the legislation on the Company’s consolidated financial position and results of operation, but expects a reduction in the effective tax rate in future periods from a qualified production activity deduction and/or foreign earnings repatriation.

6.       Net income per share

          Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.

          A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,

(in thousands, except per share data)	2005	2004

Net income	$12,353	$9,661

Average common shares outstanding	38,402	36,669
Dilutive effect of outstanding stock options	2,173	1,949

Average common shares outstanding assuming dilution	40,575	38,618

Basic net income per share	$0.32	$0.26

Diluted net income per share	$0.30	$0.25

Anti-dilutive weighted shares excluded from reconciliation	109	1,091

7.        Segment reporting data

          The Company develops, manufactures, sells and services point-of-sale computer systems, property management systems, central reservation and central information systems products for the hospitality industry and information technology solutions for the specialty and general merchandise retail industry.  The Company is organized and operates in two reportable segments: U.S. and International.  The International segment is primarily in Europe, the Pacific Rim and Latin America.  For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company views the U.S. and International segments separately in operating its business, although the products and services are similar for each segment.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

          A summary of the Company’s reportable segments is as follows:

	Three Months Ended September 30,

(in thousands)	2005	2004

Revenue (1):
U.S.	$81,936	$70,926
International	105,736	76,238
Intersegment eliminations	(35,668)	(17,202)

Total revenue	$152,004	$129,962

Income before taxes, minority interests and equity in net earnings of affiliates (1):
U.S.	$3,255	$6,042
International	44,015	22,780
Intersegment eliminations	(28,861)	(13,439)

Total income before taxes, minority interests and equity in net earnings of affiliates	$18,409	$15,383

(in thousands)	September 30, 2005	June 30, 2005

Identifiable assets (2):
U.S.	$314,090	$353,121
International	224,219	194,107

Total identifiable assets	$538,309	$547,228

(1)	Amounts based on the location of the customer.
(2)	Amounts based on the location of the selling entity.

8.       Shareholders’ Equity

          In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock.  During fiscal 2005, the Company purchased all remaining shares authorized under that plan.  In fiscal year 2005, the Board of Directors authorized the purchase of up to two million additional shares of the Company’s common stock.  Since the inception of the repurchase programs, the Company has incurred less than $0.1 million in fees related to the programs.

          A summary of the cumulative number of shares purchased and retired under both plans through September 30, 2005, is as follows:

(in thousands except per share data)	Number of Shares	Average Purchase Price Per Share	Total Purchase Value

Total shares purchased as of June 30, 2005	2,497	$21.30	$53,180
Shares purchased from July 1, 2005 – September 30, 2005	568	$42.74	24,277

Total shares purchased as September 30, 2005	3,065	$25.27	$77,457

9.       Pension Benefits

          On November 19, 2004, the Company’s Board of Directors (with Messrs. A.L. Giannopoulos and Louis M. Brown, Jr. abstaining) authorized the establishment of a Supplemental Executive Retirement Plan (the “SERP Plan”), to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004.  On April 27, 2005, the Company’s Board of Directors (with A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in this plan) amended the SERP Plan, to provide for vesting of benefits in the event of a participant’s death.  The SERP Plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions.”

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005

          The Board of Directors of the Company, in its sole discretion, selects the participants in the SERP Plan.  The Board may remove participants, or modify benefit accrual levels, for any participant who is not vested.  As of September 30, 2005, there were 14 participants in the SERP Plan.  Under the terms of the SERP Plan, participants who are vested (or their designated beneficiaries upon death) will receive 10 annual payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62.  Participants become vested after completing eight years of service with the Company and: (i) the participant attains age 62 (provided the person is employed by the Company on his or her 62nd birthday); or (ii) there is a change in control of the Company (which is defined in the SERP Plan to include, generally, the acquisition of 50% or more of the outstanding shares of common stock or the combined voting power of the securities of the Company entitled to vote generally in the election of directors, and other corporate transactions immediately after which persons who hold 50% of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity did not hold common stock of the Company prior to the transaction); or (iii) the participant dies prior to attaining age 62.  However, the value of benefits under the SERP Plan are not based on years of service.  The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.  The annual payment amounts are as follows: 18% of final pay if the participant retires after his 62nd birthday but before his 63rd birthday; 21% of final pay if the participant retires after his 63rd birthday but before his 64th birthday; 24% of final pay if the participant retires after his 64th birthday but before his 65th birthday; and 30% of final pay if the participant retires after his 65th birthday.

          Commencing in July 2005, the Company has funded the benefits under the plan with corporate owned life insurance policies, whose assets are subject to the claims of creditors of the Company.

          Total components of net period pension cost for the three months ended September 30, 2005 and 2004 include the following:

	Three Months Ended September 30,

(in thousands)	2005	2004

Service cost	$127	—
Interest cost	124	—
Amortization of prior service cost	124	—

Net periodic pension cost	$375	—

10.     The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon information available as of November 9, 2005, and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made in the MICROS Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and elsewhere in this Quarterly Report on Form 10-Q as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”

Overview

          We are a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services.  Our enterprise solutions comprise three major areas:

Hotel information systems:
•	consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems; and,
•	provided to more than 20,000 hotels worldwide.

Restaurant information systems:
•

consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications; and,

•

installed over 200,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries, and on all seven continents.

Specialty retail information systems:
•	consist of software encompassing POS, loss prevention, business analytics, customer gift cards, and enterprise applications; and,
•	provided to more than 50,000 specialty retail stores worldwide.

          We are also beginning to develop and distribute specialty information systems for use in the healthcare industry.  These systems include software products that help healthcare facilities manage their bed demand and foodservice operations.  In addition to our software enterprise solutions and hardware products, we offer a wide range of support services to our customers.  Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, help desk, systems configuration, network support and consulting.  We distribute our products and services directly and through our district and subsidiary offices, as well as through a network of independent dealers and distributors.  We operate in two segments for financial reporting purposes: U.S. and International.

          The markets in which we operate are highly competitive.  We compete on various bases, including product functionality, service capabilities, price and geography.  There are at least 40 competitors worldwide that offer some form of sophisticated restaurant POS system, over 100 hotel systems competitors and over 50 retail systems competitors.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and our corporate focus on providing specialized information systems solutions.

          We continued to experience growth in revenue and in net income during the three months ended September 30, 2005 compared to the same period last year.  The increases in revenue reflect increases in software sales, several large account installations of hotel information systems and restaurant information systems, both in the U.S. and internationally, improved sales of the MICROS Workstation 4 hardware platform, and an increase in support and installation revenues commensurated with increases in the overall customer base.

Results of Operations – First Quarter Comparisons
(All prior period share data, including income per share, are presented on a stock split-adjusted basis)

          We acquired JTECH Communications, Inc. (“JTECH”) in January, 2005.  Accordingly, our results for the three months ended September 30, 2005 include JTECH activity, which is not included in our results for the three months ended September 30, 2004.

          Diluted net income per share increased to $0.30 in the three months ended September 30, 2005, including $0.03 per share due to share-based compensation expense of approximately $1.9 million  (see below for further discussion), compared to $0.25 in the same period last year.  The increase was primarily due to a 17.0% increase in sales volume, which coupled with approximately 130 basis points improvement in the overall margin contribution rate, resulted in an increase in gross margin contribution of approximately $13.0 million.  Sales continued to grow due to the strength of our products and services in the business markets we serve: hotels, restaurants, and specialty retail.  Service revenues remain strong as maintenance revenue and installation related revenues continue to grow as our volume increases.  Gross margin contribution rates from software and service revenue were significantly improved with approximately 180 basis points and approximately 130 basis points improvements, respectively, compared to the same period last year.  Total operating expenses as a percent of total revenue was approximately 90 basis points higher when compared to the same period last year.  This increase was primarily due to approximately $1.9 million in share-based compensation expense recorded in accordance with SFAS No. 123(R) during the three months ended September 30, 2005.  In addition, our overall tax rate decreased compared to the same period last year.

          An analysis of the sales mix by reportable segments is as follows (total amounts are net of intersegment eliminations, based on location of the selling entity and includes export sales):

	Three Months Ended September 30,

	U.S.		International		Total

(in thousands)	2005	2004	2005	2004	2005	2004

Hardware	$26,636	$23,629	$17,417	$15,672	$44,053	$39,301
Software	11,487	10,586	16,392	12,292	27,879	22,878
Service	41,468	35,207	38,604	32,576	80,072	67,783

Total Revenue	$79,591	$69,422	$72,413	$60,540	$152,004	$129,962

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended September 30,

	2005	2004

Hardware	29.0%	30.2%
Software	18.3%	17.6%
Service	52.7%	52.2%

Total	100.0%	100.0%

          Revenue increased approximately $22.0 million, or 17.0% to approximately $152.0 million in the three months ended September 30, 2005 compared to the same period last year.  The increase is primarily due to increase in service and support revenues from expansion of our customer base coupled with recurring support revenue from existing customers.  The recurring support revenue contributed 52.3% and the installation revenue contributed 35.7% of the total service revenue increase.

          U.S. segment sales increased approximately $10.2 million for the three months ended September 30, 2005, while the International segment sales increased approximately $11.9 million.  The increase in the U.S. sales was a result of the following (illustrated below as percent of the total change):

•	62% - continued increases in service and support revenues from expansion of our customer base coupled with recurring support revenue from existing customers;
•	29% - increase in hardware sales due to acquisition of JTECH in January 2005, partially offset by overall decrease in other hardware sales of approximately $1.6 million; and
•	9% - increase in software sales due to overall sales volume increases, particularly improved sales of our OPERA suite of products and a large sale of mymicros.net software.

          The increase in the International segment sales was a result of the following (illustrated below as percent of the total change):

•	51% - continued increases in service and support revenues from expansion of our customer base coupled with recurring support revenue from existing customers;
•

34% - increase in software sales due to overall sales volume increases, particularly improved sales of our OPERA suite of products in connection with installations for several large hotel accounts, and

•	15% - increase in hardware sales due to sales volume increases, particularly Workstation 4.

          An analysis of the cost of sales is as follows:

	Three Months Ended September 30,

	2005		2004

(in thousands)	Cost of Sales	% of related revenue	Costs of Sales	% of related revenue

Hardware	$29,582	67.2%	$26,211	66.7%
Software	5,801	20.8%	5,169	22.6%
Service	38,460	48.0%	33,448	49.3%

Total Cost of Sales	$73,843	48.6%	$64,828	49.9%

          Cost of sales, as a percent of revenue, decreased to 48.6% in the three months ended September 30, 2005 compared to 49.9% in the same period last year.  Hardware cost of sales as a percent of related revenue increased approximately 50 basis points primarily as a result of an increased provision for inventory resulting from additional reserve for an older product, which will be replaced with the 2010 Workstation scheduled for release in fiscal year 2006, partially offset by an increase in Workstation 4 sales, which generate slightly higher margins.  Software cost of sales as a percent of related revenue decreased approximately 180 basis points primarily due to improved sales of our OPERA suite of products, which generate higher margins than our third party software.  Service costs as a percent of related revenue decreased approximately 130 basis points primarily due to our efforts to control costs, partially offset by an increase in outsourced installation labor associated with large customer contracts.

          Selling, general and administrative (“SG&A”) expenses, as a percent of revenue, increased to 33.7% in the three months ended September 30, 2005 compared to 31.6% in the same period last year.  This increase as a percent of revenue is primarily due to the acquisition of JTECH in January 2005 and share-based compensation expense recorded in accordance with SFAS No. 123(R) (see below for further discussion).

          SG&A expenses increased approximately $10.2 million or 24.8%, to approximately $51.2 million in the three months ended September 30, 2005 compared to the same period last year.  The increase is primarily due to the following (illustrated below as percent of the total change):

•	20% of the increase is the result of the acquisition of JTECH in January 2005;
•	18% of the increase is the result of approximately $1.9 million of share-based compensation expense recorded in accordance with SFAS No. 123(R) as described below in more detail;
•	11% of the increase is a result of an increased annual incentive bonuses, and
•	the remaining increase is due to various items including a general increase due to a 17% increase in revenue.

          Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  Share-based compensation costs allocated to R&D was not capitalized as software development costs during the three months ended September 30, 2005.  An analysis of R&D activities is as follows:

	Three Months Ended September 30,

(in thousands)	2005	2004

Total R&D	$7,436	$8,063
Share-based compensation allocated to R&D	38	—
Capitalized software development costs	(1,096)	(1,352)

Total R&D expenses	$6,378	$6,711

          R&D expenses, as a percent of revenue, decreased to 4.2% in the three months ended September 30, 2005 compared to 5.2% in the same period last year.

          Depreciation and amortization expense increased approximately $0.1 million to approximately $2.5 million in the three months ended September 30, 2005 compared to the same period last year.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 and required us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements.  Awards that are granted after this date are measured and non-cash compensation expense was recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted prior to the effective date of SFAS No. 123(R) also result in recognition of non-cash compensation expense.

          For the three months ended September 30, 2005, in accordance with SFAS No. 123(R), we recognized non-cash stock option compensation expense of approximately $1.9 million or 1.3% of revenue.  The share-based compensation expense for the three months ended September 30, 2005 was based on the fair value of 28,000 shares of options granted during the period and the fair value of approximately 1.5 million shares of options granted prior to the effective date of SFAS No. 123(R) which were unvested as of the effective date.  The SG&A and R&D expenses discussed above include the following allocations of share-based compensation expense:

(in thousands)	Three Months Ended September 30, 2005

SG&A	$1,875
R&D	38

Non-cash share-based compensation expense	$1,913

          Income from operations increased approximately $3.1 million or 20.7%, to approximately $18.1 million in the three months ended September 30, 2005, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with the improvement in overall margin contribution rate.  This increase was partially offset by approximately $1.9 million in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the three months ended September 30, 2005.

          Net non-operating income was $0.4 million for the three months ended September 30, 2005 and September 30, 2004.

          The effective tax rate for the three months ended September 30, 2005 was 32.5% compared to 36.0% for the same period last year.  The decrease was a direct result of consolidating functions and activities in jurisdictions where the mix of earnings is subjected to a lower average tax rate.  Based on the currently available information, we estimate that the 2006 fiscal year tax rate will be approximately 32.5%.

Non-GAAP Disclosure (Excluding Share-based Compensation Expense):

          To supplement the consolidated financial statements presented in accordance with GAAP, we are including a non-GAAP presentation of selected financial information, excluding approximately $1.9 million in the non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the three months ended September 30, 2005.  This non-GAAP presentation is provided to enhance the understanding of our historical financial performance and comparability between periods.  We believe the non-GAAP results provide useful information, particularly during the transition period when most companies have not yet adopted the provisions of SFAS No. 123(R).

	Three Months Ended September 30,

	2005			2004

(in thousands except per share data)	GAAP, as reported	Impact of SFAS No. 123 (R)	Non-GAAP, without the impact of SFAS No. 123(R)	GAAP, as reported

Revenue	$152,004	$—	$152,004	$129,962
Cost of sales	73,843	—	73,843	64,828

Gross margin	78,161	—	78,161	65,134
SG&A	51,234	(1,875)	49,359	41,068
R&D	6,378	(38)	6,340	6,711
Depreciation and amortization	2,497	—	2,497	2,401

Total operating expenses	60,109	(1,913)	58,196	50,180

Income from operations	18,052	1,913	19,965	14,954
Non-operating income, net	357	—	357	429

Income before taxes, minority interests and equity in net earnings of affiliates	18,409	1,913	20,322	15,383
Income tax provision	5,983	622	6,605	5,538

Income before minority interests and equity in net earnings of affiliates	12,426	1,291	13,717	9,845
Minority interests and equity in net earnings of affiliates	(73)	—	(73)	(184)

Net income	$12,353	$1,291	$13,644	$9,661

Net income per share-diluted (1)	$0.30	$0.03	$0.34	$0.25

(1) Net income per diluted share, excluding SFAS No. 123(R), does not equal the sum of net income per diluted share as reported plus the effect of SFAS No. 123(R) due to a rounding difference.

          Income from operations, excluding share-based compensation recorded in accordance with SFAS No. 123(R) increased approximately $5.0 million or 33.5%, to approximately $20.0 million in the three months ended September 30, 2005, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with the improvement in overall margin contribution rate.

          Net income, excluding share-based compensation recorded in accordance with SFAS No. 123(R), increased approximately $4.0 million or 41.2%, to approximately $13.6 million in the three months ended September 30, 2005.  Diluted net income per share, excluding share-based compensation recorded in accordance with SFAS No. 123(R), increased $0.09 per share or 36.0% to $0.34 per share.

Critical Accounting Policies

          The accompanying discussion and analysis of our financial conditions and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

          We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and relate to the more significant areas involving our judgments and estimates:

•

share-based compensation - In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 and requires us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method which does not result in restatement of previously issued financial statements.  Awards that are granted after this date were measured and non-cash compensation expense was recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted prior to the effective date of SFAS No. 123(R) also result in recognition of non-cash compensation expense.  We recognize share-based compensation expense ratably over the vesting period of options, adjusted for forfeiture rate;

•	revenue recognition and deferred revenue;
•	allowance for doubtful accounts;
•	capitalized software development costs;
•	valuation of long-lived assets, including intangible assets and impairment review of goodwill;
•	contingencies and litigation;
•	income taxes; and
•	foreign currency translation.

          We have reviewed our critical accounting policies, critical accounting estimates and the related disclosures with our Audit Committee.  These policies and procedures related to the policies are described further in our Annual Report on Form 10-K for the year ended June 30, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Liquidity and Capital Resources

          Prior to July 29, 2005, we maintained two credit agreements (the “Former Credit Agreements”) that in the aggregate provided a $65.0 million multi-currency committed line of credit, which expired on July 31, 2005.  The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of our subsidiaries.

          The interest rate under the Former Credit Agreements for U.S. dollar advances was at the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters.  The interest rate for foreign currency advances was at the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon our consolidated EBITDA for the immediately preceding four calendar quarters.  The Former Credit Agreements required that we pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  In addition, the Former Credit Agreements contained certain financial covenants and restrictions on our ability to assume additional debt and pay cash dividends.

          Effective July 29, 2005, we (and our subsidiaries) entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009.  The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The facilities are secured by 65% of the capital stock of our Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.

          The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon our consolidated EBITDA for the immediately preceding four calendar quarters.  Under the terms of the New Credit Agreements, we paid certain upfront fees and arrangement fees, totaling approximately $0.2 million.  Additionally, we are required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The New Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.

          We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the September 30, 2005 exchange rate).  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.7 million (approximately $0.8 million at the September 30, 2005 exchange rate) for German guarantees.  As we have significant international operations, our Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.

          As of September 30, 2005, approximately $1.8 million was outstanding on the lines of credit, consisting of the following:

•	SEK (Swedish Krona) - 7.5 million (approximately $1.0 million at the September 30, 2005 exchange rate), and
•	JPY (Japanese Yen) - 90 million (approximately $0.8 million at the September 30, 2005 exchange rate).

          As of September 30, 2005, we had approximately $63.6 million borrowing capacity under the New Credit Agreements and Euro-denominated facility.  The amount available to borrow was reduced by approximately $0.8 million for German guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of September 30, 2005 was 2.4%.

          Net cash provided by operating activities for the three months ended September 30, 2005 was approximately $12.8 million versus approximately $15.1 million for the same period last year.   We used approximately $3.2 million for investing activities, of which approximately $2.1 million was for the purchase of property, plant, and equipment and the remaining approximately $1.1 million was for internally developed software.  We used approximately $21.6 million for financing activities, consisting primarily of approximately $24.3 million used in the repurchase of our common stock, offset by proceeds of approximately $2.0 million from the issuance of stock for stock option exercises.  All cash is being retained for the operation and expansion of the business and the repurchase of our common stock.

          We anticipate that our cash flows from operations along with available lines of credit are sufficient to provide our working capital needs for the next 12 months.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2006 will be approximately $2.0 million higher than in fiscal year 2005.

Off-balance sheet arrangements

          We do not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Factors that may affect future results

          In light of current market conditions, and world political and economic uncertainty, it is difficult to determine whether we can continue to achieve revenue and profitability growth in the next year.  This is especially true since the primary industries we serve, the hospitality, travel and restaurant industries, are highly sensitive to economic, political and environmental disturbances, all of which are not only outside of our control, but also extraordinarily difficult to predict with any accuracy.  Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved.  In addition, due to the competitive nature of the market, we continue to experience gross margin pressure on our products (both hardware and software) and service offerings, and we expect product and service margins to decline.  There can be no assurance that we will be able to increase sufficiently the sales of our higher margin products, including software, to prevent future declines in our overall gross margin.  Additionally, given the fact that we conduct business in many different currencies, currency fluctuations directly impact our financial results.  As we conduct significant business in Europe, a weakening or strengthening Euro will serve to adversely or positively impact our financial performance.

          Moreover, our quarterly financial results are dependent upon the timing and size of customer orders and the shipment of products for large orders.  Large software orders from customers may account for more than an insignificant portion of earnings in any quarter.  We expect the customers with whom we do the largest amount of business to vary from year to year as a result of the timing of the rollout of each customer’s system.  Furthermore, if a customer delays or accelerates its delivery requirements or if a product’s completion is delayed or accelerated, our revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters, respectively.

          The market price of our common stock is volatile, and may be subject to significant fluctuations in response to variations in our quarterly operating results and other factors, such as announcements of technological developments or new products by us, customer rollouts, technological advances by existing and new competitors and general market conditions in the hospitality and retail industries.  In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations which have at times been unrelated to the operating performance of companies.

          Certain statements contained herein not based on historic facts are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act, that involve risks and uncertainties.  Examples of such forward-looking statements include (i) our expectations regarding a reduction in our effective tax rates in any future periods from a qualified production activity deduction and/or foreign earnings repatriation, (ii) our expectation that product and service margins will decline in response to the competitive nature of our market, (iii) our statements regarding the adverse impact of the Euro fluctuations on our financial performance, (iv) our expectations that the customers with whom we do the largest amount of business will fluctuate from year to year, (v) our statements concerning the fluctuations in the market price of our common stock as a result of variations in our quarterly operating results and other factors, (vi) our belief that our technology in connection with credit card transaction processes does not infringe a third party patent, and (vii) our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position.

          Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates or projections or forward-looking statements made by, or on behalf of us.

          Listed below are some of our risks and uncertainties, in addition to those additional risks and uncertainties disclosed in our periodic press releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005.

•	Weakness in the hospitality and tourism industries as a result of the ever-present threat of terrorist attacks and the uncertain political situation in the Middle East and parts of Asia;

•

Environmental and health disasters, including the tsunami disaster in Asia and Hurricanes Katrina, Rita and Wilma that devastated parts of Louisiana and Mississippi in September 2005 (“Katrina”) and parts of Mexico and Florida in October 2005 (“Wilma”).  There is also the widespread coverage of certain diseases and viruses, including the avian flu, the fear of which suppresses travel.  Environmental and health crises have a material and adverse impact on our business, as not only is there a material reduction in tourism for the pendency of the crises, but there is a mid-term adverse impact on the buying patterns of the customers located in the affected areas.  Environmental disasters such as Wilma also adversely impact MICROS’s operations in the affected areas, including disruption of: (i) JTECH’s operation, which is located in Boca Raton, Florida; (ii) MICROS’ sales and service office, located in Deerfield Beach, Florida; and (iii) MICROS’ hotel software development, which is located in Naples, Florida.  While these three offices are now operational, each was closed as a result of Wilma for over 3 days, thereby resulting in reduced productivity and sales;

•

Potentially unfavorable adverse economic conditions arising from the U.S. involvement in Iraq and the “war on terrorism” (this is especially true in the hospitality and tourism industry, where geo-political instability has a material adverse impact).  Given the adverse impact on the travel and hospitality industry as a result of the Iraqi situation, we have experienced delays in certain purchases.  There can be no guarantee that this slow down will be only short-term;

•

Our actions in connection with the continued and increasing price and product competition in many product areas, principally hardware (both proprietary hardware and hardware that we resell), and the pressure on profit margins for those items;

•

Difficulties or delays in the development, production, testing and marketing of products, including a failure to deliver new products and technologies when scheduled, announced or generally anticipated; the failure of customers to accept these products or technologies when planned; any defects in products; our inability to differentiate our products; and a failure of manufacturing efforts, whether internal or through our third party manufacturing entities;

•

The inherent difficulties in accurately forecasting buying patterns (especially since more than an insignificant portion of the business is not major account business that cannot be easily predicted), and appropriately staffing and preparing for fluctuations in buying demand;

•

Implementation and operation of a cost-effective service structure capable of servicing increasingly complex software systems in more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly); difficulty in operating, maintaining and repairing centrally hosted systems, such as central reservation and centrally hosted property management systems, and centrally hosted reporting systems (such as “mymicros.net” and Opera PMS);

•

Unanticipated manufacturing, supply, service or labor difficulties experienced by our vendors, including those that may result in a disruption or discontinuation of the services or products provided to us, or difficulties in the manufacturing relationship (certain of the facilities where our products are manufactured may have union workers who may participate in work slow-downs or stoppages);

•	Unanticipated quality or production difficulties at GES, our supplier of our Workstation 4 hardware POS terminal, and the recently released 2010 hardware platform;

•

The technological risks of large customer rollouts, especially where the deployments involve newer technology or third party software; and installations where the customer contracts with us to provide;

•	The ability to respond quickly and cost-effectively to the introduction of new technologies, including Internet-based technologies;

•

Because almost half of our sales are outside the U.S., our results could be significantly affected by weak economic conditions in countries in which we do business, and emerging markets in which there tend to be significant growth, and by changes in foreign currency exchange rates affecting those countries;

•	Adverse fluctuations in foreign currencies – in particular, the Euro and Pound, each of which constitutes a currency in which material amounts of business are transacted;

•	Ongoing economic and political turmoil and instability in countries where we maintain a direct sales and service presence, including, for example, Argentina and Brazil;

•

Our ability to recruit and retain qualified accounting and auditing staff, the failure of which could result in excessive third party accounting and auditing costs and expenses in connection with compliance with the Sarbanes-Oxley legislation, including section 404 thereof;

•	Our ability to recruit and retain engineers and other highly skilled personnel;

•

Although we attempt to protect our proprietary technology through a combination of trade secrets, copyright, trademark law, nondisclosure agreements and technical measures, these protections will not preclude competitors from developing products with features similar to our products;

•

The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims, and changes in those items, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses;

•	Costs and liabilities associated with actual or perceived security vulnerabilities in the software products we license to our customer base, or software products that third parties license to MICROS;

•

The effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, insofar as legislative change can affect local operations and the features that may have to be incorporated into our software sets;

•	Managing expenses, including those over which we exercise little or no control, such as health care costs and compliance with new legislation;

•	Unanticipated taxation issues, including the imposition of tariffs by the WTO and other governing bodies in an effort to deter or penalize U.S. imports.

          Finally, there are ongoing legal risks to which we are subject to, some of which are difficult to predict, expect or assess.  Two such legal risks are as follows:

1.  Alleged Patent Infringement:  On occasion, we will receive unsolicited letters from entities which offer a license to a patent, and sometimes go as far to suggest that we may be infringing the patent.  In those instances, we will assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary.  If we conclude that a license is not necessary, there is a risk that we could be subject to legal action.  Currently, there is no such pending legal action.  Recently, however, hundreds of merchants throughout the country, some of which license software products from MICROS and Datavantage, have received patent licensing letters from an alleged patent holder in connection with credit card transaction processes.  The alleged patent holder has pursued litigation against several of these merchants, one of which to our knowledge is a customer of ours.  While we strongly believe that our technology does not infringe the patent of the above alleged patent-holder, there can be no guarantees that we will not be embroiled in these matters, or other patent matters, and we may incur both legal expenses and damages in connection with these claims.

2.  Credit Card Fraud.  Credit card issuers have promulgated credit card security guidelines in their ongoing effort to battle credit card fraud.  We continue to work with credit card issuers to assure that our products comply with these security guidelines.  There can be no assurances, however, that our products are invulnerable to unauthorized access or “hacking.”  Additionally, there can be no guarantee that our customers implement all of the credit card security features which we have introduced, or that the customer maintains the appropriate level of firewall protection.  When there is unauthorized access to credit card data which results in loss, there is the potential that parties could seek damages from us.  Currently, there is no litigation in which damages have been sought from us in connection with credit card fraud.  However, we have received a demand for payment where a customer incurred an alleged loss in connection with credit card theft.  We believe we have no liability in this instance, and in any event the alleged loss is not material.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          The Company recorded foreign sales, including exports from the United States, of approximately $72.4 million and approximately $60.5 million during the three months ended September 30, 2005 and 2004, respectively, to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada.

          The Company’s significant international business and presence expose the Company to certain market risks, such as currency, interest rate and political risks.  With respect to currency risk, the Company transacts business in different currencies through its foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.

          In the three months ended September 30, 2005 and 2005, the Company transacted business in approximately 27 currencies and approximately 23 currencies, respectively.  The relative currency mix was as follows:

	Three Months Ended September 30,

	% of Reported Revenues		September 30 Exchange Rates

	2005	2004	2005	2004

Revenues by currency (1)
United States Dollar	60%	57%	1.0000	1.0000
European Euro	20%	22%	1.2012	1.2436
British Pound Sterling	5%	7%	1.7638	1.8121
Australian Dollar	2%	1%	0.7627	0.7279
Mexican Peso	1%	1%	0.0930	0.0879
All Other Currencies (2)	12%	12%	0.0282	0.0250

Total	100%	100%

(1)	Calculated using average exchange rates for the period.
(2)	Average weighted three month exchange rates for all other currencies.

          The Company has evaluated the impact of a 10% change, both upward and downward, of the Euro in relation to the U.S. dollar.  A 10% increase in the value of the Euro in relation to the U.S. dollar versus the Euro in the three months ended September 30, 2005, would have increased the total revenues by approximately $4.7 million or 3.1%, while a 10% decline in the value of the Euro in relation to the U.S. dollar in the three months ended September 30, 2005, would have reduced total revenues by approximately $4.7 million or 3.1%.  This sensitivity analysis does not consider the impact of exchange rate changes on either cost of sales, operating expenses, or income taxes and accordingly, is not necessarily an indicator of the impact of potential exchange rate changes on net income.

          The Company is also subject to interest rate fluctuations in foreign countries to the extent that the Company elects to borrow in the local foreign currency.  In the past, this has not been an issue of concern as the Company has the capacity to elect to borrow in other currencies with more favorable interest rates.  While the Company has not invested in financial instruments designed to protect against interest rate fluctuations, the Company will continue to evaluate the need to do so in the future.

          The Company had a 3.0 million South African Rand forward contract outstanding as of September 30, 2005 in order to hedge the South African Rand note receivable that is recorded on the consolidated balance sheet.  Also, the Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks.  The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.

          The Company’s interest rate risk has not changed materially from June 30, 2005, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future. The Company uses borrowings under the lines of credit, which expire in July 2009, for general corporate purposes.  The Company’s lines of credit bear interest at LIBOR plus 1.50% to 2.50%, depending on the Company’s consolidated financial performance.  At September 30, 2005 the Company had total borrowings of approximately $1.8 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.  Management believes that the fair value of the debt equals its carrying value at September 30, 2005. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

          In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions.

          Finally, the Company is subject to political risk, due in part to instability in the Middle East and the worldwide threat of terrorism, especially in developing countries with uncertain or unstable political structures or regimes.  Contributing to this risk factor is the adverse impact that political instability has on the travel and tourism industries. The Company is also subject to the effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations.  To be able to offer commercially viable and competitive products, the Company must also comply with the rules and regulations of the credit card associations, including the security and data protection rules.  As these guidelines are subject to change, the Company could and most likely will have ongoing costs associated with modifying products to comply with future credit card rule changes.

Item 4.	Controls and Procedures

          As of the end of the period covered by this quarterly report, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures” (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). This evaluation was carried out under the supervision of the Company’s management, including A.L. Giannopoulos, Chairman, Chief Executive Officer and President, and Gary C. Kaufman, Executive Vice President and Chief Financial Officer.  The Company’s Disclosure Controls and Procedures are designed with the objective of ensuring that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s Disclosure Controls and Procedures are also designed with the objective of ensuring that the information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          The Company does not expect that its Disclosure Controls and Procedures will prevent all error and all fraud.  Despite its level of sophistication, detail and thoroughness, a disclosure system can provide only reasonable, not absolute, assurance that the objective of the control system are satisfied.  Because of the inherent limitations in all control systems, no evaluation of  internal control over financial reporting may prevent or detect all misstatements or instances of fraud, if any.  Also, any evaluation of effectiveness as to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Company has evaluated and will continue periodically to evaluate its Disclosure Controls and Procedures.  Based on its most recent evaluations, Messrs. Giannopoulos and Kaufman (the Company’s principal executive officer and principal financial officer, respectively) have concluded that, as of the end of the period covered by this quarterly report, the Company’s Disclosure Controls and Procedures in place at the end of the quarter are effective at such reasonable assurance level.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Three months ended September 30, 2005

Part II - Other Information

Item 1.	Legal Proceedings

          The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon information available as of November 9, 2005, and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 – 31, 2005	277,676	$43.56	277,676	1,225,662
August 1 – 31, 2005	78,150	$41.63	78,150	1,147,512
September 1 – 30, 2005	211,884	$42.13	211,884	935,628

Total	567,710	$42.74	567,710	935,628

(1)

During fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock on the open market.  As of September 30, 2005, the Company has purchased 1,064,372 shares in the open market under this authorized plan.

Item 3.	Defaults Upon Senior Securities

          None.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

Item 5.	Other Information

          None.

Item 6.	Exhibits

31(i).1	Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.

(Registrant)

Date: November 9, 2005	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: November 9, 2005	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller