Form 10-Q
period 2005-12-31
MICROS SYSTEMS INC
filed 2006-02-09
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of January 31, 2006, there were issued and outstanding 39,107,667 shares of Registrant’s Common Stock at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the three months and six months ended December 31, 2005

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	December 31, 2005	June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$167,628	$153,521
Accounts receivable, net of allowance for doubtful accounts of $18,502 at December 31, 2005 and $16,202 at June 30, 2005	128,707	131,423
Inventory, net	45,543	42,664
Deferred income taxes	10,739	10,883
Prepaid expenses and other current assets	26,300	28,934

Total current assets	378,917	367,425
Property, plant and equipment, net of accumulated depreciation and amortization of $67,654 at December 31, 2005 and $64,725 at June 30, 2005	22,048	21,308
Deferred income taxes, non-current	19,270	18,195
Goodwill	86,744	86,781
Intangible assets, net of accumulated amortization of $2,828 at December 31, 2005 and $2,315 at June 30, 2005	10,997	10,958
Purchased and internally developed software costs, net of accumulated amortization of $38,849 at December 31, 2005 and $36,062 at June 30, 2005	37,097	40,160
Other assets	2,085	2,401

Total assets	$557,158	$547,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$1,708	$2,387
Accounts payable	35,301	38,253
Accrued expenses and other current liabilities	70,769	74,543
Current portion of capital lease obligations	93	162
Income taxes payable	6,861	3,260
Deferred income taxes	—	362
Deferred service revenue	50,183	58,022

Total current liabilities	164,915	176,989
Capital lease obligations, net of current portion	317	251
Deferred income taxes, non-current	16,185	16,105
Other non-current liabilities	7,345	5,905
Commitments and contingencies (Note 11)
Minority interests	2,849	2,807
Shareholders’ Equity:
Common stock, $0.0125 par; authorized 50,000 shares; issued and outstanding 38,829 at December 31, 2005 and 38,645 at June 30, 2005	485	482
Capital in excess of par	97,111	99,990
Retained earnings	265,876	239,320
Accumulated other comprehensive income	2,075	5,379

Total shareholders’ equity	365,547	345,171

Total liabilities and shareholders’ equity	$557,158	$547,228

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Revenue:
Hardware	$52,445	$42,631	$96,498	$81,933
Software	28,378	23,544	56,257	46,421
Service	83,156	75,755	163,228	143,538

Total revenue	163,979	141,930	315,983	271,892

Cost of sales:
Hardware	35,555	29,381	65,137	55,592
Software	6,606	6,092	12,407	11,261
Service	39,746	35,366	78,206	68,814

Total cost of sales	81,907	70,839	155,750	135,667

Gross margin	82,072	71,091	160,233	136,225
Selling, general and administrative expenses	52,454	44,790	103,688	85,858
Research and development expenses	6,378	6,951	12,757	13,662
Depreciation and amortization	2,610	2,544	5,107	4,946

Total operating expenses	61,442	54,285	121,552	104,466

Income from operations	20,630	16,806	38,681	31,759
Non-operating income (expense):
Interest income	1,162	579	1,987	932
Interest expense	(13)	(182)	(75)	(231)
Other (expense) income, net	(329)	508	(735)	634

Total non-operating income, net	820	905	1,177	1,335

Income before taxes, minority interests and equity in net earnings of affiliates	21,450	17,711	39,858	33,094
Income tax provision	6,971	5,714	12,954	11,252

Income before minority interests and equity in net earnings of affiliates	14,479	11,997	26,904	21,842
Minority interests and equity in net earnings of affiliates	(275)	(244)	(348)	(428)

Net income (1)	$14,204	$11,753	$26,556	$21,414

Net income per common share (1):
Basic	$0.37	$0.32	$0.69	$0.58
Diluted	$0.35	$0.30	$0.65	$0.55
Weighted-average number of shares outstanding:
Basic	38,718	37,219	38,474	36,942
Diluted	40,798	39,630	40,604	39,186

(1)	See Note 2, “Share-based Compensation” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Six Months Ended December 31,

	2005	2004

Net cash flows provided by operating activities:	$30,148	$17,428
Cash flows from investing activities:
Purchases of short-term investments	—	(70,000)
Proceeds from sales of short-term investments	—	61,000
Purchases of property, plant and equipment	(5,324)	(5,104)
Internally developed software	(2,320)	(2,874)
Purchases of intangible assets	(575)	—
Disposal of property, plant and equipment	46	—

Net cash flows used in investing activities	(8,173)	(16,978)

Cash flows from financing activities:
Repurchases of stock	(26,203)	(8,752)
Proceeds from issuance of stock	10,829	15,120
Windfall tax benefits from stock option exercises	8,398	—
Principal payments on line of credit	(628)	(17)
Dividends to minority owners	(262)	(283)
Net decrease in capital lease obligations	(3)	(61)
Proceeds from lines of credit	—	25

Net cash flows (used in) provided by financing activities	(7,869)	6,032

Effect of exchange rate changes on cash	1	(252)

Net increase in cash and cash equivalents	14,107	6,230
Cash and cash equivalents at beginning of period	153,521	83,451

Cash and cash equivalents at end of period	$167,628	$89,681

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended December 31, 2005
(Unaudited, in thousands)

	Common Stock

	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, June 30, 2005	38,645	$482	$99,990	$239,320	$5,379	$345,171
Comprehensive income:
Net income				26,556		26,556
Foreign currency translation adjustments					(3,304)	(3,304)

Total comprehensive income	—	—	—	26,556	(3,304)	23,252
Share-based compensation			4,100			4,100
Stock issued upon exercise of options	796	10	10,819			10,829
Repurchases of stock	(612)	(7)	(26,196)			(26,203)
Income tax benefit from options exercised			8,398			8,398

Balance, December 31, 2005	38,829	$485	$97,111	$265,876	$2,075	$365,547

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

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

          Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future periods.

          Certain previously reported amounts have been reclassified to conform to the current period presentation.  Auction rate securities totaling $17.0 million and $8.0 million that were previously classified as cash and cash equivalents in the consolidated balance sheets at December 31, 2004 and June 30, 2004, respectively, are now classified as short term investments.  As a result of this change, the consolidated statement of cash flows for the six months ended December 31, 2004 reflects the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification resulted in a $9.0 million increase in net cash flows used in investing activities for the six months ended December 31, 2004.

          All references to shares of common stock, share prices, per share amounts and stock plans for the three months and six months ended December 31, 2004 have been retroactively restated for the January 2005 two-for-one stock split.

2.       Share-based compensation

          The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  Currently, options are not granted to directors who are not employees of or consultants to the Company.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  All outstanding options expire ten years from the date of grant.  The Company has authorized approximately 15.8 million shares for awards of options, of which approximately 1.9 million shares are available for future grants as of December 31, 2005.

          Three months and six months ended December 31, 2005:

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 for the Company and requires the Company to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement.  The Company adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards that are granted after this date were measured and non-cash compensation expenses were recognized in the consolidated statements of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash compensation expense.  The Company recognizes share-based compensation expense ratably over the vesting period of options, adjusted for forfeiture rate.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

          For the three months and six months ended December 31, 2005, in accordance with SFAS No. 123(R), the Company recognized non-cash share-based compensation expenses of approximately $2.2 million and approximately $4.1 million, respectively.  The expenses were included in the consolidated statements of operations as follows:

(in thousands)	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Selling, general and administrative	$2,155	$4,030
Research and development	32	70

Non-cash share-based compensation expense	$2,187	$4,100

          For the three months and six months ended December 31, 2005, the total income tax benefits recognized in the consolidated statements of operations for share-based compensations recorded in accordance with SFAS No. 123(R) were approximately $0.6 million and approximately $1.2 million, respectively.  No compensation costs were capitalized.

          The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input of highly subjective assumptions, such as those listed below.  The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of December 31, 2005 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expenses to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations, and the fair value of those vested awards.

          The fair values of options granted were estimated on the date of grant using the following assumptions:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Weighted-average expected volatility	45%	44%
Expected volatility	36% - 46%	34% - 46%
Expected life	4.7 - 5.7 years	4.0 - 5.7 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.3% - 4.4%	3.9% - 4.4%

          The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	5,228	$19.28
Granted	575	$47.18
Exercised	(796)	$13.59
Forfeited or expired	(11)	$21.45

Outstanding at December 31, 2005	4,996	$23.39	6.5	$123,999

Exercisable at December 31, 2005	3,609	$18.79	5.6	$106,146

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

          The weighted-average grant-date fair value of options granted during the six months ended December 31, 2005 was $22.08.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the six months ended December 31, 2005, was approximately $23.3 million.

          The following is a summary of the status of, and changes in, non-vested shares:

(in thousands, except per share data)	Number of Shares	Weighted- average Grant- date Fair Value

Non-vested at June 30, 2005	1,536	$11.94
Granted	575	$22.08
Vested	(716)	$10.83
Cancelled	(8)	$8.40

Non-vested at December 31, 2005	1,387	$16.31

          As of December 31, 2005, there were approximately $21.3 million in share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.3 years.  The total fair value of shares vested during the six months ended December 31, 2005 was approximately $7.8 million.

          Cash received from options exercised during the six months ended December 31, 2005 was approximately $10.8 million.

          Three months and six months ended December 31, 2004:

          For the three months and six months ended December 31, 2004, the Company applied the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards.  The Company had not recognized any related compensation expense in its consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.  If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company’s net income would have been reduced to pro forma amounts as follows:

(in thousands, except per share data)	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net income – as reported	$11,753	$21,414
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,237)	(2,615)

Net income – pro forma	$10,516	$18,799

Basic net income per share:
As reported	$0.32	$0.58
Pro forma	$0.28	$0.51
Diluted net income per share:
As reported	$0.30	$0.55
Pro forma	$0.27	$0.48

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

          The Company valued stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The option-pricing models require the input of highly subjective assumptions, such as those listed below.

          The fair values of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Expected volatility	46%	46%
Expected life	6.0 years	6.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	3.8%	3.8%

          The weighted-average fair values of each option granted during the three months and six months ended December 31, 2004 were $16.26 and $16.14, respectively.

3.       Inventory:

          The components of inventory are as follows:

(in thousands)	December 31, 2005	June 30, 2005

Raw materials	$8,615	$7,360
Work-in-process	77	29
Finished goods	36,851	35,275

	$45,543	$42,664

          The Company maintains a reserve for obsolescence for inventory of approximately $8.9 million at December 31, 2005 compared to approximately $7.4 million at June 30, 2005.  The Company reserved approximately $2.1 million during the six months ended December 31, 2005, of which approximately $0.7 million was related to older products. The increase in reserve was primarly offset by foreign currency translation adjustments of approximately $0.6 million.

4.       Capitalized Software Costs

          The Company wrote off approximately $1.3 million in capitalized software costs during the three months ended December 31, 2005 related to a product for which no future revenues was projected.

5.       Line of credit

          Before July 29, 2005, the Company maintained two credit agreements (the “Former Credit Agreements”) that, in the aggregate, offered a $65.0 million multi-currency committed line of credit, which expired on July 31, 2005.  The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of the Company’s subsidiaries.

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

          Effective July 29, 2005, the Company (and its subsidiaries) entered into two new credit agreements (the “New Credit Agreements”) that, in the aggregate, offer a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009.  The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The facilities are secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of the capital stock of all other subsidiaries as well as all inventory and receivables located in the United States.

          The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters.  Under the terms of the New Credit Agreements, the Company paid certain upfront fees and arrangement fees totaling approximately $0.2 million.  Additionally, the Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.  As of December 31, 2005, approximately $1.7 million is outstanding on the lines of credit and had approximately $63.3 million available for future borrowings.

6.       Recent accounting standards

          FASB Staff Position No. 123(R)-3

          In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 (“FSP FAS 123(R)-3”), “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payments awards to employees of either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP.  An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP.  An entity may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternative and make its one-time election.  The FSP FAS 123(R)-3 became effective in November 2005.  At this time, the Company is evaluating the potential effects of FSP FAS 123(R)-3 on the Company’s consolidated financial position and results of operations and whether to elect the transition alternative available under FSP FAS 123(R)-3.

          FASB Staff Position No. 143-1

          In June 2005, the FASB issued FSP No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for electronic equipment waste obligations.  In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste – i.e., electronic waste obligations relating to equipment put on the market before August 13, 2005, as defined in the European Union Directive 2002/96/EC (the “Directive”).  Among other things, the Directive requires entities to provide for the treatment of electrical waste and electronic equipment and member states to adopt financing schemes for that treatment.  Under the framework established by the Directive, the responsibility to dispose of historical waste used by other than private household users (the “Commercial Users”) rests with the Commercial User.  The FSP FAS 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005.  This guidance is effective for the first reporting period ending after the later of June 8, 2005 or the date of passage of legislation by an EU member state imposing the disposal obligation on a Commercial User or commercial producer.  The adoption of FSP FAS 143-1 did not have a material effect on the Company’s consolidated financial position and results of operation.  Additionally, the Company does not expect FSP FAS 143-1 to have a material effect on the Company’s consolidated financial position and results of operations from those European countries where the Directive has not yet become effective.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

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

          American Jobs Creation Act

          On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law by President Bush.  The AJCA broadly affects the Company in the following manner:

•	the phase out of the Extraterritorial Income Exclusion Act of 2000 (“ETI”) over a three year period,
•	the introduction of a qualified manufacturing deduction, and
•	a one-time election to repatriate foreign earnings at reduced rates.

The passage of the AJCA resulted in issuance of the following two FSP:

•          FSP No. 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued in the fourth quarter of 2004.  Under this FSP, the deduction is treated as a “special deduction” as described in SFAS No. 109.  The potential effect of FSP No. 109-1 is not expected to have a material effect on the Company’s consolidated financial position and results of operation.

•          FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was also issued in the fourth quarter of 2004.  Under this FSP, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109.  The AJCA included a tax relief provision allowing an entity a reduced tax rate on dividends received from controlled foreign corporations if certain conditions are satisfied.  The Company has determined that no tax benefit will be recognized from the effect of the new tax law on its plan for applying SFAS No. 109.

7.       Net income per share

          Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands, except per share data)	2005	2004	2005	2004

Net income	$14,204	$11,753	$26,556	$21,414

Average common shares outstanding	38,718	37,219	38,474	36,942
Dilutive effect of outstanding stock options	2,080	2,411	2,130	2,244

Average common shares outstanding assuming dilution	40,798	39,630	40,604	39,186

Basic net income per share	$0.37	$0.32	$0.69	$0.58

Diluted net income per share	$0.35	$0.30	$0.65	$0.55

Anti-dilutive weighted shares excluded from reconciliation	356	327	241	208

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

8.       Segment reporting data

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

          A summary of the Company’s reportable segments is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2005	2004	2005	2004

Revenue(1):
U.S.	$89,077	$75,930	$171,013	$146,856
International	103,469	83,359	204,605	159,597
Intersegment eliminations	(28,567)	(17,359)	(59,635)	(34,561)

Total revenue	$163,979	$141,930	$315,983	$271,892

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$7,188	$6,744	$10,442	$12,786
International	37,040	24,140	77,097	46,920
Intersegment eliminations	(22,778)	(13,173)	(47,681)	(26,612)

Total income before taxes, minority interests and equity in net earnings of affiliates	$21,450	$17,711	$39,858	$33,094

(in thousands)	December 31, 2005	June 30, 2005

Identifiable assets (2):
U.S.	$337,010	$353,121
International	220,148	194,107

Total identifiable assets	$557,158	$547,228

(1)	Amounts based on the location of the customer.
(2)	Amounts based on the physical location of the asset.

9.       Shareholders’ Equity

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

          A summary of the cumulative number of shares purchased and retired under both plans through December 31, 2005, is as follows:

(in thousands except per share data)	Number of Shares	Average Purchase Price Per Share	Total Purchase Value

Total shares purchased as of June 30, 2005	2,497	$21.30	$53,180
Shares purchased from July 2005 – September 2005	568	$42.74	24,277
Shares purchased from October 2005 – December 2005	44	$43.81	1,928

Total shares purchased as of December 31, 2005	3,109	$25.53	$79,385

10.     Pension Benefits

          On November 19, 2004, the Company’s Board of Directors (with Messrs. A.L. Giannopoulos and Louis M. Brown, Jr. abstaining) authorized the establishment of a Supplemental Executive Retirement Plan (the “SERP Plan”), to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004.  On April 27, 2005, the Company’s Board of Directors (with A.L. Giannopoulos and Louis M. Brown, Jr. abstaining as a result of their participation in this plan) amended the SERP Plan, to provide for vesting of benefits upon a participant’s death.  The SERP Plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions.”

          The Board of Directors of the Company, in its sole discretion, selects the participants in the SERP Plan.  The Board may remove participants, or modify benefit accrual levels for any participant who is not vested.  As of December 31, 2005, there were 15 participants in the SERP Plan, including one new participant added during the three months ended December 31, 2005.  Under the terms of the SERP Plan, participants who are vested (or their designated beneficiaries upon death) will receive 10 annual payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62.  Participants become vested after completing eight years of service with the Company and: (i) the participant attains age 62 (provided the person is employed by the Company on his or her 62nd birthday); or (ii) there is a change in control of the Company (which is defined in the SERP Plan to include, generally, the acquisition of 50% or more of the outstanding shares of common stock or the combined voting power of the securities of the Company entitled to vote generally in the election of directors, and other corporate transactions immediately after which persons who hold 50% of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity did not hold common stock of the Company before the transaction); or (iii) the participant dies before attaining age 62.  However, the value of benefits under the SERP Plan is not based on years of service.  The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.  The annual payment amounts are as follows: 18% of final pay if the participant retires after his 62nd birthday but before his 63rd birthday; 21% of final pay if the participant retires after his 63rd birthday but before his 64th birthday; 24% of final pay if the participant retires after his 64th birthday but before his 65th birthday; and 30% of final pay if the participant retires after his 65th birthday.

          Commencing in July 2005, the Company has funded the benefits under the plan with corporate owned life insurance policies, whose assets are subject to the claims of creditors of the Company.

          Total components of net period pension cost for the three months and six months ended December 31, 2005 and 2004 include the following:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2005	2004	2005	2004

Service cost	$127	$696	$254	$696
Interest cost	124	4	249	4
Amortization of prior service cost	124	—	247	—

Net periodic pension cost	$375	$700	$750	$700

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2005

11.     Contingencies

          The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon information available as of February 9, 2006, and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

12.     Subsequent Events

          On February 1, 2006, the Company completed its acquisition of CommercialWare, Inc. (“CommercialWare”) by acquiring all of the issued and outstanding stock of CommercialWare.  The acquisition, for a total cash purchase of $13.2 million, net of cash acquired, does not include CommercialWare’s subsidiary OrderMotion.  Headquartered in Natick, Massachusetts, CommercialWare is a provider of cross-channel retail solutions that allow retailers and direct marketers to optimize transactions from all customer touch points and will operate as a division of Datavantage, a wholly-owned subsidiary of the Company.  The Company does not consider the financial position and financial results of CommercialWare to be material to the Company’s financial position and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and elsewhere in this Quarterly Report on Form 10-Q as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”  Examples of such forward-looking statements include (i) our expectation that product and service margins may decline in response to the competitive nature of our market, (ii) our statements regarding the adverse effects of Euro fluctuations on our financial performance, (iii) our expectations that the list of customers with whom we do the largest amount of business will fluctuate from year to year, (iv) our statements concerning the fluctuations in the market price of our common stock as a result of variations in our quarterly operating results and other factors, (v) our belief that our technology in connection with credit card transaction processes does not infringe any third party patents, (vi) our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position, (vii) our statements as to the effects the adoption of SFAS No. 123(R) will have on our consolidated statement of operations and our recognition of non-cash compensation expense and the manner in which we will recognize such expense; (viii) our expectations regarding the potential effect adoption of FSP FAS 143-1 would have on our consolidated financial position and results of operations; (ix) our beliefs about our competitive position; (x) our expectations regarding effective tax rates in future periods; (xi) our beliefs about the utility of a Non-GAAP presentation to illustrate the effects of SFAS No. 123(R) on selected financial information; (xii) our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs; (xiii) our expectations about the increases in our capital expenditures for FY 2006; (xiv) our expectations that our exposure to interest rate risk will not materially change in the future nor how we manage such exposure; and (xv) our expected costs associate with modifying our products to comply with rules, regulations, and guidelines of credit card associations, including their security and data protection rules.

Overview

          We are a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services.  Our enterprise solutions comprise three major areas:

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

Results of Operations

(All prior period share data, including income per share, are presented on a stock split-adjusted basis)

          We acquired JTECH Communications, Inc. (“JTECH”) in January 2005.  Accordingly, our results for the three months and six months ended December 31, 2005 include JTECH activity, which are not included in our results for the three months and six months ended December 31, 2004.

Revenue:

          An analysis of the sales mix by reportable segments is as follows (total amounts are net of intersegment eliminations, based on location of the selling entity and includes export sales):

	Three Months Ended December 31,

	U.S.		International		Total

(in thousands)	2005	2004	2005	2004	2005	2004

Hardware	$31,594	$23,961	$20,851	$18,670	$52,445	$42,631
Software	13,758	10,762	14,620	12,782	28,378	23,544
Service	41,648	36,160	41,508	39,595	83,156	75,755

Total Revenue	$87,000	$70,883	$76,979	$71,047	$163,979	$141,930

	Six Months Ended December 31,

	U.S.		International		Total

(in thousands)	2005	2004	2005	2004	2005	2004

Hardware	$58,230	$47,590	$38,268	$34,343	$96,498	$81,933
Software	25,245	21,348	31,012	25,073	56,257	46,421
Service	83,116	71,367	80,112	72,171	163,228	143,538

Total Revenue	$166,591	$140,305	$149,392	$131,587	$315,983	$271,892

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended December 31, 2005		Six Months Ended December 31, 2005

	2005	2004	2005	2004

Hardware	32.0%	30.0%	30.5%	30.1%
Software	17.3%	16.6%	17.8%	17.1%
Service	50.7%	53.4%	51.7%	52.8%

Total	100.0%	100.0%	100.0%	100.0%

          Three Months Ended December 31, 2005:

          For the three months ended December 31, 2005, revenue increased approximately $22.0 million, or 15.5% to approximately $164.0 million compared to the same period last year.  This increase is primarily due to an increase in hardware revenue resulting from the acquisition of JTECH and an increase in sales volume of computer equipment under various rollout programs. Additionally, the service revenue increase resulted from expansion of our customer base coupled with recurring support revenue from existing customers.  The recurring support revenue contributed 50.6% and the installation revenue contributed 27.8% of the total service revenue increase.

          U.S. segment sales for the three months ended December 31, 2005 increased approximately $16.1 million, while the International segment sales increased approximately $5.9 million.  The increase in the U.S. sales was a result of the following (illustrated below by percent of the total change):

•	47% - increase in hardware sales due to acquisition of JTECH in January 2005 and an overall increase in other hardware sales of approximately $3.0 million;
•	34% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers, and
•	19% - increase in software sales due to overall sales volume increases, particularly improved sales of our OPERA suite of products.

          The increase in the International segment sales for the three months ended December 31, 2005 was a result of the following (illustrated below by percent of the total change):

•	37% - increase in hardware sales due to sales volume increases;
•	32% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers, and
•	31% - increase in software sales due to overall sales volume increases, particularly improved sales of our OPERA suite of products in connection with installations for several large hotel accounts.

          Six Months Ended December 31, 2005:

          For the six months ended December 31, 2005, revenue increased approximately $44.1 million, or 16.2% to approximately $316.0 million compared to the same period last year.  This increase is primarily due to increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers.  The recurring support revenue contributed 49.2% and the installation revenue contributed 32.8% of the total service revenue increase.  Additionally, hardware revenue increased primarily due to additional revenue generated as a result of the acquisition of JTECH.

          U.S. segment sales for the six months ended December 31, 2005 increased approximately $26.3 million, while the International segment sales increased approximately $17.8 million.  The increase in the U.S. sales was a result of the following (illustrated below by percent of the total change):

•	45% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers;
•	40% - increase in hardware sales due primarily to acquisition of JTECH in January 2005, in addition to an overall increase in other hardware sales of approximately $1.4 million; and
•	15% - increase in software sales due to overall sales volume increases, particularly improved sales of our OPERA suite of products.

          The increase in the International segment sales for the six months ended December 31, 2005 was a result of the following (illustrated below by percent of the total change):

•	45% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers;
•

33% - increase in software sales due to overall sales volume increases, particularly improved sales of our OPERA suite of products in connection with installations for several large hotel accounts, and

•	22% - increase in hardware sales due to sales volume increases, particularly Workstation 4.

Cost of Sales:

          Three Months Ended December 31, 2005:

          An analysis of the cost of sales is as follows:

	Three Months Ended December 31,

	2005		2004

(in thousands)	Cost of Sales	% of related revenue	Costs of Sales	% of related revenue

Hardware	$35,555	67.8%	$29,381	68.9%
Software	6,606	23.3%	6,092	25.9%
Service	39,746	47.8%	35,366	46.7%

Total Cost of Sales	$81,907	49.9%	$70,839	49.9%

          For the three months ended December 31, 2005, cost of sales as a percent of revenue was unchanged at 49.9% compared to the same period last year.  Hardware cost of sales as a percent of related revenue decreased approximately 110 basis points as a result of the JTECH acquisition and, in addition, an increase in Workstation 4 sales, both of which generate hardware sales with higher margins than other hardware sales.  This decrease was partially offset by an increase in other computer hardware sales, which generate lower margins than overall hardware sales.

          Software cost of sales as a percent of related revenue decreased approximately 260 basis points.  The decrease was primarily due to a decrease of 710 basis points from sales of our OPERA suite of products, which generate higher margins than our third party software, in addition to improvements in overall software margin contribution.  This decrease was partially offset by an increase of 450 basis points resulting from approximately $1.3 million in capitalized software write-off included in software costs of sales.  The capitalized software was written off related to a product for which no future revenue was projected.  Service costs as a percent of related revenue increased approximately 110 basis points.

          Six Months Ended December 31, 2005:

          An analysis of the cost of sales is as follows:

	Six Months Ended December 31,

	2005		2004

(in thousands)	Cost of Sales	% of related revenue	Costs of Sales	% of related revenue

Hardware	$65,137	67.5%	$55,592	67.9%
Software	12,407	22.1%	11,261	24.3%
Service	78,206	47.9%	68,814	47.9%

Total Cost of Sales	$155,750	49.3%	$135,667	49.9%

          For the six months ended December 31, 2005, cost of sales as a percent of revenue decreased to 49.3% compared to 49.9% in the same period last year.  Hardware cost of sales as a percent of related revenue decreased approximately 40 basis points as a result of the JTECH acquisition and an increase in Workstation 4 sales, both of which generate higher margins than other hardware sales.  This decrease was partially offset by an increase in provision for inventory during first quarter of 2006 resulting from additional reserve for an older product, which has been replaced with the 2010 Workstation (released in December 2005).

          Software cost of sales as a percent of related revenue decreased approximately 220 basis points.  This decrease was primarily due to a decrease of 450 basis points from improved sales of our OPERA suite of products, which generate higher margins than our third party software.  This decrease was partially offset by an increase of 230 basis points resulting from approximately $1.3 million in capitalized software write-offs included in software cost of sales.  There was no change in service costs as a percent of related revenue.

Selling, General and Administrative (“SG&A”) Expenses:

          Three Months Ended December 31, 2005:

          SG&A expenses, as a percent of revenue, increased 40 basis points to 32.0% compared to 31.6% in the same period last year.  This increase is primarily due to the following:

•	1.3% of revenue – approximately $2.2 million of share-based compensation expense recorded as a component of SG&A in accordance with SFAS No. 123(R) (see below for further discussion);
•	1.2% of revenue – due to JTECH’s SG&A expenses; and
•	the above increases were substantially offset by overall decreases in SG&A expenses as a percent of revenue primarily due to our ability to leverage our costs with the increase in revenue.

          SG&A expenses increased approximately $7.7 million or 17.1%, to approximately $52.5 million in the three months ended December 31, 2005 compared to the same period last year.  The increase is primarily due to the following (illustrated below by percent of the total change):

•	41% of the increase is the result of increases in salaries and benefits, excluding annual incentive bonuses;
•	28% of the increase is the result of approximately $2.2 million of share-based compensation expense recorded in accordance with SFAS No. 123(R) as described below in more detail;
•	26% of the increase is the result of including JTECH’s operations, following the acquisition of JTECH in January 2005;
•	the remaining increase is primarily due to an increase in annual incentive bonuses.

          Six Months Ended December 31, 2005:

          SG&A expenses, as a percent of revenue, increased 120 basis points to 32.8% compared to 31.6% in the same period last year.  This increase is primarily due to the following:

•	1.3% of revenue – approximately $4.0 million of share-based compensation expense recorded as a component of SG&A in accordance with SFAS No. 123(R) (see below for further discussion);
•	1.3% of revenue – due to JTECH’s SG&A expenses; and
•	the above increases were substantially offset by overall decreases in SG&A expenses as a percent of revenue, primarily due to our ability to leverage our costs with the increase in revenue.

          SG&A expenses increased approximately $17.8 million or 20.8%, to approximately $103.7 million in the six months ended December 31, 2005 compared to the same period last year.  The increase is primarily due to the following (illustrated below by percent of the total change):

•	37% of the increase is the result of an increase in salaries and benefits, excluding annual incentive bonuses;
•	23% of the increase is the result of approximately $4.0 million of share-based compensation expense recorded in accordance with SFAS No. 123(R) as described below in more detail;
•	23% of the increase is the result of the acquisition of JTECH in January 2005;
•	12% of the increase is a result of an increase in annual incentive bonuses, and
•	the remaining increase is due to various items, including overall growth of the Company.

Research and Development (“R&D”):

          R&D expenses consist primarily of labor costs less capitalized software development costs.  Share-based compensation costs allocated to R&D [in accordance with SFAS No. 123(R)] were not capitalized as software development costs during the three months and six months ended December 31, 2005.  An analysis of R&D activities is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Total R&D	$7,601	$8,472	$15,077	$16,536
Capitalized software development costs	(1,223)	(1,521)	(2,320)	(2,874)

Total R&D expenses	$6,378	$6,951	$12,757	$13,662

          For the three months ended December 31, 2005, R&D expenses as a percent of revenue decreased to 3.9% of revenue compared to 4.9% of revenue in the same period last year.  For the six months ended December 31, 2005, R&D expenses as a percent of revenue decreased to 4.0% of revenue compared to 5.0% of revenue in the same period last year.  The decreases are primarily due to two Datavantage’s capitalized software products released in June and December of 2005.

Depreciation and Amortization Expenses:

          Depreciation and amortization expenses for the three months ended December 31, 2005 increased approximately $0.1 million to approximately $2.6 million compared to the same period last year.  For the six months ended December 31, 2005, depreciation and amortization expense increased approximately $0.2 million to approximately $5.1 million compared to the same period last year.

Stock Option Compensation Expenses:

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 and required us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards that were granted after this date will be measured and non-cash compensation expenses recognized in the consolidated statements of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) will also result in recognition of non-cash compensation expense.  We will recognize share-based compensation expense ratably over the vesting period of options, adjusted for the forfeiture rate.

          In accordance with SFAS No. 123(R), we recognized non-cash stock option compensation expenses of approximately $2.2 million or 1.3% of revenue, and approximately $4.1 million or 1.3% of revenue, for the three months and six months ended December 31, 2005, respectively.  The share-based compensation expenses for the three months and six months ended December 31, 2005 were based on the fair values of 546,500 shares and 574,500 shares of options granted during the periods, respectively, in addition to the fair value of approximately 1.5 million shares of options granted before the effective date of SFAS No. 123(R) that were unvested as of the effective date.  The SG&A and R&D expenses discussed above include the following allocations of share-based compensation expense:

(in thousands)	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

SG&A	$2,155	$4,030
R&D	32	70

Non-cash share-based compensation expense	$2,187	$4,100

Income from Operations:

          Income from operations for the three months ended December 31, 2005 increased approximately $3.8 million or 22.8%, to approximately $20.6 million, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume, partially offset by approximately $2.2 million in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the three months ended December 31, 2005.

          For the six months ended December 31, 2005, income from operations increased approximately $6.9 million, or 21.8%, to approximately $38.7 million, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with the improvement in overall margin contribution rate.  This increase was partially offset by approximately $4.1 million in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the six months ended December 31, 2005.

          Net non-operating income for the three months ended December 31, 2005 and 2004 was approximately $0.8 million and approximately $0.9 million, respectively.  The decrease is primarily due to foreign exchange loss of approximately $0.1 million for the three months ended December 31, 2005 compared to a gain of approximately $0.5 million due to the strengthening of US dollar versus the value of the Euro for the three months ended December 31, 2004.  This decrease was substantially offset by an increase of approximately $0.6 million in interest income due to overall higher cash and cash equivalents and overall higher interest rates on investment.

          For the six months ended December 31, 2005 and 2004, net non-operating income was approximately $1.2 million and approximately $1.3 million, respectively.  The decrease is primarily due to foreign exchange loss of approximately $0.5 million for the six months ended December 31, 2005, compared to a gain of approximately $0.2 million for comparable period in 2004 due to the strengthening of US dollar versus the value of the Euro.  The total increase in non-operating expenses was substantially offset by an increase of approximately $1.1 million in interest income, due to overall higher cash and cash equivalents and overall higher interest rates on investment.

          The effective tax rates for the three months ended December 31, 2005 and 2004 were 32.5% and 32.3%, respectively.  For the six months ended December 31, 2005 and 2004, the effective tax rates were 32.5% and 34.0%, respectively.  The decreases were a direct result of consolidating functions and activities in jurisdictions where the mix of earnings is subjected to a lower average tax rate.  Based on the currently available information, we estimate that the 2006 fiscal year tax rate will be approximately 32.5%.

Non-GAAP Disclosure (Excluding Share-based Compensation Expense):

          To supplement the consolidated financial statements presented in accordance with GAAP, we are including a non-GAAP presentation of selected financial information, excluding approximately $2.2 million and approximately $4.1 million of the non-cash share-based compensation expenses recorded in accordance with SFAS No. 123(R) during the three months and six months ended December 31, 2005, respectively.  This non-GAAP presentation is provided to enhance the understanding of our historical financial performance and the comparability between periods.  We believe the non-GAAP results provide useful information, particularly during the transition period when most companies have not yet adopted the provisions of SFAS No. 123(R).

	Three Months Ended December 31,

	2005			2004

(in thousands except per share data)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP, without the application of SFAS No. 123(R)	GAAP, as reported	% Increase (Decrease)

Revenue	$163,979	$—	$163,979	$141,930
Cost of sales	81,907	—	81,907	70,839

Gross margin	82,072	—	82,072	71,091
SG&A	52,454	(2,155)	50,299	44,790
R&D	6,378	(32)	6,346	6,951
Depreciation and amortization	2,610	—	2,610	2,544

Total operating expenses	61,442	(2,187)	59,255	54,285

Income from operations	20,630	2,187	22,817	16,806	35.8%
Non-operating income, net	820	—	820	905

Income before taxes, minority interests and equity in net earnings of affiliates	21,450	2,187	23,637	17,711	33.5%
Income tax provision	6,971	623	7,594	5,714

Income before minority interests and equity in net earnings of affiliates	14,479	1,564	16,043	11,997	33.7%
Minority interests and equity in net earnings of affiliates	(275)	—	(275)	(244)

Net income	$14,204	$1,564	$15,768	$11,753	34.2%

Net income per share-diluted	$0.35	$0.04	$0.39	$0.30	30.0%

	Six Months Ended December 31,

	2005			2004

(in thousands except per share data)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP, without the application of SFAS No. 123(R)	GAAP, as reported	% Increase (Decrease)

Revenue	$315,983	$—	$315,983	$271,892
Cost of sales	155,750	—	155,750	135,667

Gross margin	160,233	—	160,233	136,225
SG&A	103,688	(4,030)	99,658	85,858
R&D	12,757	(70)	12,687	13,662
Depreciation and amortization	5,107	—	5,107	4,946

Total operating expenses	121,552	(4,100)	117,452	104,466

Income from operations	38,681	4,100	42,781	31,759	34.7%
Non-operating income, net	1,177	—	1,177	1,335

Income before taxes, minority interests and equity in net earnings of affiliates	39,858	4,100	43,958	33,094	32.8%
Income tax provision	12,954	1,244	14,198	11,252

Income before minority interests and equity in net earnings of affiliates	26,904	2,856	29,760	21,842	36.3%
Minority interests and equity in net earnings of affiliates	(348)	—	(348)	(428)

Net income	$26,556	$2,856	$29,412	$21,414	37.3%

Net income per share-diluted	$0.65	$0.07	$0.72	$0.55	30.9%

          Income from operations for the three months ended December 31, 2005, excluding share-based compensation recorded in accordance with SFAS No. 123(R), increased approximately $6.0 million or 35.8%, to approximately $22.8 million compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with cost of sales and SG&A items discussed above.

          For the six months ended December 31, 2005, income from operations, excluding share-based compensation recorded in accordance with SFAS No. 123(R) during the period, increased approximately $11.0 million, or 34.7%, to approximately $42.8 million compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with cost of sales and SG&A items discussed above.

          Net income for the three months ended December 31, 2005, excluding share-based compensation recorded in accordance with SFAS No. 123(R) during the period, increased approximately $4.0 million, or 34.2%, to approximately $15.8 million.  Diluted net income per share, excluding share-based compensation recorded in accordance with SFAS No. 123(R) during the period, increased $0.09 per share, or 30.0%, to $0.39 per share.

          For the six months ended December 31, 2005, net income, excluding share-based compensation recorded in accordance with SFAS No. 123(R), increased approximately $8.0 million, or 37.3%, to approximately $29.4 million.  Diluted net income per share, excluding share-based compensation recorded in accordance with SFAS No. 123(R), increased $0.17 per share, or 30.9%, to $0.72 per share.

Critical Accounting Policies

          The accompanying discussion and analysis of our financial conditions and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

          We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and relate to the more significant areas involving our judgments and estimates:

•

Share-based compensation - In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005, and requires us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards granted after this date were measured and non-cash compensation expense was recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) now also result in recognition of non-cash compensation expense.  We recognize share-based compensation expense ratably over the vesting period of options, adjusted for forfeiture rate;

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

Liquidity and Capital Resources

          Before July 29, 2005, we maintained two credit agreements (the “Former Credit Agreements”) that in the aggregate provided a $65.0 million multi-currency committed line of credit, which expired on July 31, 2005.  The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of our subsidiaries.

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

          We also have a credit relationship with a European bank of EUR 1.0 million (approximately $1.2 million at the December 31, 2005 exchange rate).  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.2 million (approximately $0.2 million at the December 31, 2005 exchange rate) for German guarantees.  As we have significant international operations, our Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.

          As of December 31, 2005, approximately $1.7 million was outstanding on the lines of credit, consisting of the following:

•	SEK (Swedish Krona) - 7.5 million (approximately $0.9 million at the December 31, 2005 exchange rate), and
•	JPY (Japanese Yen) - 90 million (approximately $0.8 million at the December 31, 2005 exchange rate).

          As of December 31, 2005, we had approximately $64.3 million borrowing capacity under the New Credit Agreements and Euro-denominated facility.  The amount available to borrow was reduced by approximately $0.2 million for German guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2005 was 2.4%.

          As discussed above, under “Stock Option Compensation Expenses,” in December 2004 the FASB issued SFAS No. 123(R).  The statement became effective July 1, 2005, and requires the windfall tax benefits from stock option exercises to be classified as cash outflows from operating activities, with the corresponding amount also classified as cash inflows from financing activities, and also requires us to expense the fair value of grants made under the stock option program.  As a result, for the six months ended December 31, 2005, approximately $8.4 million in tax benefits from stock option exercises is classified as cash inflows from financing activities.  For the six months ended December 31, 2004, the tax benefits from stock option exercises was classified as a component of cash provided by operations.

          Net cash provided by operating activities for the six months ended December 31, 2005 was approximately $30.1 million.  Net cash provided by operating activities for the six months ended December 31, 2004 was approximately $17.4 million.  We used approximately $8.2 million for investing activities, of which approximately $5.3 million was used to purchase property, plant, and equipment, and approximately $2.3 million was used to internally develop software.  We also used approximately $7.9 million for financing activities, of which approximately $26.2 million was used to repurchase our common stock, partially offset by proceeds of approximately $10.8 million from the issuance of our common stock for stock option exercises and approximately $8.4 million in windfall tax benefits from the stock option exercises.  All cash is being retained for the operation and expansion of the business and the repurchase of our common stock.

          We anticipate that our cash flows from operations along with available lines of credit are sufficient to provide our working capital needs during the short term and long term periods.  We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2006 will be approximately $2.0 million higher than in fiscal year 2005.

Off-balance sheet arrangements

          We do not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Factors that may affect future results

          In light of current market conditions, and world political and economic uncertainty, it is difficult to determine whether we can continue to achieve revenue and profitability growth in the next year.  This is especially true since the primary industries we serve, the hospitality, travel, restaurant, and retail industries, are highly sensitive to economic, political and environmental disturbances, all of which are not only outside of our control, but also extraordinarily difficult to predict with any accuracy.  Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved.  In addition, due to the competitive nature of the market, we continue to experience gross margin pressure on our products (both hardware and software) and service offerings, and we expect product and service margins to decline.  There can be no assurance that we will be able to increase sufficiently the sales of our higher margin products, including software, to prevent future declines in our overall gross margin.  Additionally, given the fact that we conduct business in many different currencies, currency fluctuations directly affect our financial results.  As we conduct significant business in Europe, a weakening or strengthening Euro could significantly affect our financial performance.

          Moreover, our quarterly financial results are dependent upon the timing and size of customer orders and the shipment of products for large orders.  Large software orders from customers may account for more than an insignificant portion of earnings in any quarter.  We expect the list of customers with whom we do the largest amount of business to vary from year to year as a result of the timing of the rollout of each customer’s system.  Further, if a customer delays or accelerates its delivery requirements, or if a product’s completion is delayed or accelerated, revenues that we may have expected in a given quarter could be deferred or accelerated into subsequent or earlier quarters, respectively.

          The market price of our common stock is volatile, and may be subject to significant fluctuations in response to variations in our quarterly operating results and other factors, such as announcements of technological developments or new products by us, customer rollouts, technological advances and new products announced by existing and new competitors, and general market conditions in the hospitality and retail industries.  In addition, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations, which have, at times, been unrelated to the operating performance of the companies.

          Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates, or projections, or forward-looking statements made by, or on behalf of us.  Some of our risks and uncertainties are listed in Part II, Item 1A Risk Factors, contained in this Form 10-Q.  These are in addition to those other risks and uncertainties disclosed in our periodic press releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company recorded foreign sales, including exports from the United States, of approximately $149.4 million and approximately $131.6 million during the six months ended December 31, 2005 and 2004, respectively, to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada.

          The Company’s significant international business and presence expose the Company to certain market risks, such as currency fluctuation, interest rate changes, and political risks.  With respect to currency risk, the Company transacts business in different currencies through its foreign subsidiaries.  The fluctuation of currencies affects sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.

          In the six months ended December 31, 2005 and 2004, the Company transacted business in 27 currencies and 23 currencies, respectively.

          The relative currency mix for the three months and six months ended December 31, 2005 and 2004 were as follows:

	% of Reported Revenue

	Three Months Ended December 31,		Six Months Ended December 31,		Exchange Rates December 31,

	2005	2004	2005	2004	2005	2004

Revenues by currency (1)
United States Dollar	59%	57%	60%	57%	1.0000	1.0000
European Euro	20%	21%	20%	22%	1.1840	1.3567
British Pound Sterling	5%	7%	5%	7%	1.7205	1.9185
Australian Dollar	2%	2%	2%	1%	0.7333	0.7825
Mexican Peso	2%	1%	1%	1%	0.0941	0.0898
All Other Currencies (2), (3)	12%	12%	12%	12%	0.0282	0.0261

Total	100%	100%	100%	100%

(1) Calculated using average exchange rates for the period.
(2) For “% of Reported Revenue,” average weighted three months and six months exchange rates for all other currencies.
(3) For “Exchange Rates as of December 31,” average weighted December 31 exchange rates for all other currencies based on six month revenue.

          The Company has evaluated the effect of a 10% change, both upward and downward, of the Euro in relation to the U.S. dollar.  A 10% increase in the value of the Euro in relation to the U.S. dollar versus the Euro in the three months and six months ended December 31, 2005, would have increased total revenues by approximately $3.2 million, or 2.0%, and approximately $6.3 million, or 2.0%, respectively.  A 10% decline in the value of the Euro in relation to the U.S. dollar in the three months and six months ended December 31, 2005, would have reduced total revenues by approximately $3.2 million, or 2.0%, and approximately $6.3 million, or 2.0%, respectively.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

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

          The Company had a 3.0 million South African Rand forward contract outstanding as of December 31, 2005 to hedge the South African Rand note receivable that is recorded on the consolidated balance sheet.  Also, the Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks.  The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.

          The Company’s interest rate risk has not changed materially from June 30, 2005, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future. The Company uses borrowings under the lines of credit, which expire in July 2009, for general corporate purposes.  The Company’s lines of credit bear interest at LIBOR plus 125 to 200 basis points, depending on the Company’s consolidated financial performance.  At December 31, 2005, the Company had total borrowings of approximately $1.7 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.  Management believes that the fair value of the debt equals its carrying value at December 31, 2005. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

          To minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions.

          Finally, the Company is subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes.  Contributing to this risk factor is the adverse effect that political instability has on the travel and tourism industries. The Company is also subject to the effects of, and changes in, laws and regulations, and other activities of governments, agencies and similar regulatory organizations.  To be able to offer commercially viable and competitive products, the Company must also comply with the rules and regulations of the credit card associations, including their security and data protection rules.  As these guidelines are subject to change, the Company could and most likely will have ongoing costs associated with modifying products to remain compliant with these rules.

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

          The Company does not expect that its Disclosure Controls and Procedures will prevent all error and all fraud.  Despite its level of sophistication, detail and thoroughness, a disclosure system can provide only reasonable, not absolute, assurance that the objectives of the control system are satisfied.  Because of the inherent limitations in all control systems, no evaluation of internal control over financial reporting may prevent or detect all misstatements or instances of fraud, if any.  Also, any evaluation of effectiveness as to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Company has evaluated and will continue periodically to evaluate its Disclosure Controls and Procedures.  Based on its most recent evaluations, Messrs. Giannopoulos and Kaufman (the Company’s principal executive officer and principal financial officer, respectively) have concluded that, as of the end of the period covered by this quarterly report, the Company’s Disclosure Controls and Procedures in place at the end of the quarter are effective at a reasonable assurance level discussed above.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Three months and Six months ended December 31, 2005

Part II - Other Information

Item 1.     Legal Proceedings

          The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon information available as of February 9, 2006, and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

Item 1A.  Risk Factors.

Some of our risks and uncertainties are listed below.  These are in addition to those other risks and uncertainties disclosed in our periodic press releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005.

•	Weakness in the hospitality and tourism industries as a result of the ever-present threat of terrorist attacks and the uncertain political situation in the Middle East and parts of Asia;

•

Environmental and health disasters, including for example, the tsunami disaster in Asia, and Hurricanes Katrina, Rita and Wilma.  There is also the widespread coverage of certain diseases and viruses, including for example, the avian flu, the fear of which suppresses travel.  Environmental and health crises have a material and adverse effect on our business, as not only is there a material reduction in tourism for the pendency of the crises, but there is a mid-term adverse effect on the buying patterns of our customers located in the affected areas.  Environmental disasters can also directly adversely affect MICROS’s operations in the affected areas; for example, Hurricane Wilma caused some disruption to: (i) JTECH, whose main office is in Boca Raton, Florida; (ii) MICROS’s regional sales and service office in Deerfield Beach, Florida; and (iii) MICROS’s hotel software development office in Naples, Florida;

•

Potentially unfavorable adverse economic conditions arising from the U.S. involvement in Iraq and the “war on terrorism” (this is especially true in the hospitality and tourism industry, where geo-political instability has a material adverse effect).  Given the adverse effects on the travel and hospitality industry as a result of the Iraqi situation, we have experienced delays in certain purchases.  There can be no guarantee that this slow down will be only short-term;

•

Our actions in connection with the continued and increasing price and product competition in many product areas, principally hardware (both proprietary hardware and hardware that we resell), and the pressure on profit margins for those items;

•

Difficulties or delays in the development, production, testing, and marketing of products, including the failure to deliver new products and technologies when scheduled, announced, or generally anticipated; the failure of customers to accept products or technologies when planned; any defects in products; our inability to differentiate our products; and a failure of manufacturing efforts, whether internal or through our third party manufacturing entities;

•

The inherent difficulties in accurately predicting buying patterns, especially since more than an insignificant portion of the business is not major account business and, accordingly, is much harder to forecast, and appropriately staffing and preparing for fluctuations in buying demand;

•

Because large orders from customers may account for more than an insignificant portion of earnings in any particular quarter or year, the commencement and the completion of deployments, and changes in planned roll-outs (whether delays or accelerations) can significantly affect revenues and revenue forecasts;

•	Consolidations, acquisitions, and mergers of our customers in the hospitality and retail industries can delay or eliminate sales and ongoing revenue opportunities;

•

Implementation and operation of a cost-effective service structure capable of servicing increasingly complex software systems in more remote locations; additional costs and expenses associated with servicing and supporting open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly); difficulty in implementing, operating, and maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems;

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

•	The ability to respond quickly and cost-effectively to the introduction of new technologies, including Java and Internet-based technologies;

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

•

Our ability to recruit and retain qualified accounting and auditing staff, the failure of which could result in excessive third party accounting and auditing costs and expenses in connection with Sarbanes-Oxley Act compliance (in particular, with section 404 of the Act);

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

•

The effects of, and changes in, laws, regulations, and other activities of governments, agencies and similar organizations, in particular insofar as legislative changes can affect local operations, service obligations, and the features that may have to be incorporated into our software and other products;

•	Managing expenses, including those over which we exercise little or no control, such as health care costs and compliance with new legislation;

•	Unanticipated taxation issues, including the imposition of tariffs by the WTO and other governing bodies in an effort to deter or penalize U.S. imports.

          Finally, there are ongoing legal risks to which we are subject, some of which are difficult to predict, expect or assess.  Two such legal risks are as follows:

1.  Alleged Patent Infringement:  On occasion, we will receive unsolicited letters from entities offering a license to patents; some of these letters will suggest or assert that we are or may be infringing the patent.  In those instances, we will assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary.  If we conclude that a license is not necessary, there is a risk that we could be subject to legal action.  Currently, there is no such pending legal action.  Additionally, we face the risk of indirect liability as a result of infringement claims brought against our customers.  For example, hundreds of merchants throughout the country, some of which license software products from MICROS and Datavantage, recently have received patent licensing letters from an alleged patent holder in connection with credit card transaction processes.  The alleged patent holder has pursued litigation against several of these merchants, one of which, to our knowledge, is a customer of ours.  While we strongly believe that our technology does not infringe the purported patents, and that there may be other defenses available to those claims, there can be no guarantees that we will not become involved in these or other infringement claim matters, and we could as a result incur both legal expenses and damages.

2.  Credit Card Compliance.  Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud.  We continue to work with credit card issuers to assure that our products comply with these rules.  There can be no assurances, however, that our products are invulnerable to unauthorized access or hacking.  Additionally, there can be no guarantee that our customers will implement all of the credit card security features that we introduce, or the procedures required by the credit card issuers, or that our customer maintains appropriate levels of firewall protection and other security measures.  When there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us.  Currently, there is no litigation in which damages have been sought from us in connection with credit card fraud.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Period(1)
1st Quarter (Jul-Sep 2005)	567,710	$42.74	567,710	935,628

October 2005	40,000	$43.27	40,000	895,628
November 2005	—	—	—	895,628
December 2005	4,060	$48.46	4,060	891,568

2nd Quarter Totals	44,060	$43.81	44,060

Fiscal Year-to-Date Total	611,770	$42.83	611,770	891,568

(1)

During fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock on the open market.  As of December 31, 2005, the Company has purchased 1,108,432 shares in the open market under this authorized plan.

Item 3.     Defaults Upon Senior Securities

          None.

Item 4.     Submission of Matters to a Vote of Security Holders

          On November 29, 2005, the Company held its Annual Meeting of Stockholders.  A quorum was present (in person and/or by proxy) and shareholders voted on the following matters:

          1.     Election of Directors - The stockholders elected the following individuals as the Company’s directors:

Nominee	For	Vote Withheld (Abstain)

A.L. Giannopoulos	34,998,557	1,159,586
Louis M. Brown, Jr.	33,916,314	2,241,829
B. Gary Dando	35,591,191	566,952
John G. Puente	35,011,400	1,146,743
Dwight S. Taylor	33,853,897	2,304,246
William S. Watson	35,005,853	1,152,290

          2.     Appointment of Independent Registered Public Accounting Firm - The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2006.

For	34,727,091
Against	1,387,614
Abstain	43,438

          3.     Amendment to the 1991 Stock Option Plan (“Option Plan”) - The stockholders approved an amendment to the Company’s Option Plan to increase the number of shares under the Option Plan by an additional 1.2 million shares.

For	26,804,674
Against	5,308,389
Abstain	56,574
Non-vote	3,988,506

Item 5.     Other Information

          None.

Item 6.     Exhibits

31(i).1	Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.

(Registrant)

Date: February 9, 2006	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President, Finance and Administration/ Chief Financial Officer

Date: February 9, 2006	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller