Form 10-Q
period 2006-03-31
MICROS SYSTEMS INC
filed 2006-05-10
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, there were issued and outstanding 38,870,541 shares of Registrant’s Common Stock at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the three months and nine months ended March 31, 2006

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2006	June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$182,998	$153,521
Accounts receivable, net of allowance for doubtful accounts of $19,960 at March 31, 2006 and $16,202 at June 30, 2005	150,077	131,423
Inventory, net	45,153	42,664
Deferred income taxes	13,111	10,883
Prepaid expenses and other current assets	27,074	28,934

Total current assets	418,413	367,425
Property, plant and equipment, net of accumulated depreciation and amortization of $71,264 at March 31, 2006 and $64,725 at June 30, 2005	23,382	21,308
Deferred income taxes, non-current	13,679	18,195
Goodwill	104,680	86,781
Intangible assets, net of accumulated amortization of $3,087 at March 31, 2006 and $2,315 at June 30, 2005	10,764	10,958
Purchased and internally developed software costs, net of accumulated amortization of $40,417 at March 31, 2006 and $36,062 at June 30, 2005	37,071	40,160
Other assets	2,525	2,401

Total assets	$610,514	$547,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$1,728	$2,387
Accounts payable	37,433	38,253
Accrued expenses and other current liabilities	81,256	74,543
Current portion of capital lease obligations	142	162
Income taxes payable	7,991	3,260
Deferred income taxes	362	362
Deferred service revenue	74,070	58,022

Total current liabilities	202,982	176,989
Capital lease obligations, net of current portion	361	251
Deferred income taxes, non-current	14,648	16,105
Other non-current liabilities	7,907	5,905
Commitments and contingencies (Note 13)
Minority interests	3,010	2,807
Shareholders’ Equity:
Common stock, $0.0125 par; authorized 50,000 shares; issued and outstanding 38,830 at March 31, 2006 and 38,645 at June 30, 2005	485	482
Capital in excess of par	94,401	99,990
Retained earnings	281,470	239,320
Accumulated other comprehensive income	5,250	5,379

Total shareholders’ equity	381,606	345,171

Total liabilities and shareholders’ equity	$610,514	$547,228

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Revenue:
Hardware	$56,087	$49,871	$152,585	$131,804
Software	28,788	28,762	85,045	75,183
Service	86,266	74,719	249,493	218,257

Total revenue	171,141	153,352	487,123	425,244

Cost of sales:
Hardware	38,234	32,628	103,371	88,220
Software	6,051	6,704	18,458	17,965
Service	41,773	36,226	119,978	105,040

Total cost of sales	86,058	75,558	241,807	211,225

Gross margin	85,083	77,794	245,316	214,019
Selling, general and administrative expenses	54,163	48,540	157,851	134,397
Research and development expenses	6,548	7,201	19,305	20,864
Depreciation and amortization	2,450	2,681	7,557	7,627

Total operating expenses	63,161	58,422	184,713	162,888

Income from operations	21,922	19,372	60,603	51,131
Non-operating income (expense):
Interest income	1,289	616	3,276	1,547
Interest expense	(32)	(946)	(107)	(1,177)
Other (expense) income, net	173	76	(561)	711

Total non-operating income (expense), net	1,430	(254)	2,608	1,081

Income before taxes, minority interests and equity in net earnings of affiliates	23,352	19,118	63,211	52,212
Income tax provision	7,589	4,777	20,544	16,029

Income before minority interests and equity in net earnings of affiliates	15,763	14,341	42,667	36,183
Minority interests and equity in net earnings of affiliates	(169)	(163)	(517)	(591)

Net income (1)	$15,594	$14,178	$42,150	$35,592

Net income per common share (1):
Basic	$0.40	$0.37	$1.09	$0.96
Diluted	$0.38	$0.35	$1.04	$0.90
Weighted-average number of shares outstanding:
Basic	38,914	37,885	38,619	37,255
Diluted	40,730	40,038	40,648	39,503

(1) See Note 3, “Share-based Compensation” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed and unaudited, in thousands)

	Nine Months Ended March 31,

	2006	2005

Net cash flows provided by operating activities:	$67,931	$49,140
Cash flows from investing activities:
Purchases of short-term investments	—	(156,200)
Proceeds from sales of short-term investments	—	142,200
Net cash paid for acquisitions	(13,200)	(13,863)
Purchases of property, plant and equipment	(8,281)	(7,382)
Internally developed software	(3,410)	(4,421)
Purchases of other intangible assets	(575)	—
Disposal of property, plant and equipment	101	—

Net cash flows used in investing activities	(25,365)	(39,666)

Cash flows from financing activities:
Repurchases of stock	(40,205)	(21,600)
Proceeds from issuance of stock	15,897	23,029
Windfall tax benefits from stock option exercises	12,195	—
Principal payments on line of credit	(628)	(31)
Dividends to minority owners	(262)	(319)
Net decrease in capital lease obligations	(70)	(94)
Proceeds from lines of credit	—	34

Net cash flows (used in) provided by financing activities	(13,073)	1,019

Effect of exchange rate changes on cash and cash equivalents	(16)	(19)

Net increase in cash and cash equivalents	29,477	10,474
Cash and cash equivalents at beginning of period	153,521	83,451

Cash and cash equivalents at end of period	$182,998	$93,925

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended March 31, 2006
(Unaudited, in thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Capital in Excess of Par
				Retained Earnings
	Shares	Amount				Total

Balance, June 30, 2005	38,645	$482	$99,990	$239,320	$5,379	$345,171
Comprehensive income:
Net income				42,150		42,150
Foreign currency translation adjustments					(129)	(129)

Total comprehensive income						42,021
Share-based compensation			6,527			6,527
Stock issued upon exercise of options	1,106	14	15,883			15,897
Repurchases of stock	(921)	(11)	(40,194)			(40,205)
Income tax benefit from options exercised			12,195			12,195

Balance, March 31, 2006	38,830	$485	$94,401	$281,470	$5,250	$381,606

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

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

          Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.       Acquisition of CommercialWare, Inc.

          On February 1, 2006, the Company completed its acquisition of CommercialWare, Inc. (“CommercialWare”) by acquiring all of the issued and outstanding stock of CommercialWare.  The acquisition, for a total cash purchase of $13.2 million, net of cash acquired, does not include CommercialWare’s subsidiary OrderMotion.  Headquartered in Natick, Massachusetts, CommercialWare is a provider of cross-channel retail solutions and is operating as a division of Datavantage, a wholly-owned subsidiary of the Company.  The purchase price allocation is not finalized and is subject to adjustments.  The pro forma operating results as a result of the acquisition of CommercialWare is not material to the financial statements presented herein.

3.       Share-based compensation

          The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  Currently, options are not granted to directors who are not employees of or consultants to the Company.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  All outstanding options expire ten years from the date of grant.  The Company has authorized approximately 15.8 million shares for awards of options, of which approximately 1.7 million shares are available for future grants as of March 31, 2006.

          Three months and nine months ended March 31, 2006:

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 for the Company and requires the Company to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement.  The Company adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards that are granted after the effective date of SFAS No. 123(R) were measured and non-cash share-based compensation expenses were recognized in the consolidated statements of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.  The Company recognizes non-cash share-based compensation expense ratably over the vesting period of options, adjusted for forfeiture rate.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

          For the three months and nine months ended March 31, 2006, in accordance with SFAS No. 123(R), the Company recognized non-cash share-based compensation expense of approximately $2.4 million and approximately $6.5 million, respectively.  The expense was included in the consolidated statements of operations as follows:

(in thousands)	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006

Cost of sales	$25	$25
Selling, general and administrative	2,329	6,359
Research and development	73	143

Non-cash share-based compensation expense	$2,427	$6,527

          For the three months and nine months ended March 31, 2006, the total income tax benefits recognized in the consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), were approximately $0.2 million and approximately $1.5 million, respectively.  No compensation expense has been capitalized because no stock options have been granted to employees whose labor is capitalized.

          The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input of highly subjective assumptions, such as those listed below.  The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of March 31, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations, and the fair value of those vested awards.

          The fair values of options granted were estimated on the date of grant using the following assumptions:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006

Weighted-average expected volatility	36%	42%
Expected volatility	36%	34% - 46%
Expected life	4.8 years	4.0 - 5.7 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.5%	3.9% - 4.5%

          The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	5,228	$19.28
Granted	790	$46.90
Exercised	(1,106)	$14.38
Forfeited or expired	(18)	$23.97

Outstanding at March 31, 2006	4,894	$24.82	6.5	$101,457

Exercisable at March 31, 2006	3,392	$18.82	5.3	$90,669

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

          The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2006 was $20.83.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the nine months ended March 31, 2006, was approximately $33.8 million.

          The following is a summary of the status of, and changes in, non-vested shares:

(in thousands, except per share data)	Number of Shares	Weighted average Grant-date Fair Value

Non-vested at June 30, 2005	1,536	$11.94
Granted	790	$20.83
Vested	(807)	$10.24
Cancelled	(16)	$9.61

Non-vested at March 31, 2006	1,503	$17.15

          As of March 31, 2006, there was approximately $22.3 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.3 years.  The total fair value of shares vested during the nine months ended March 31, 2006 was approximately $8.3 million.

          Cash received from options exercised during the nine months ended March 31, 2006 was approximately $15.9 million.

          Three months and nine months ended March 31, 2005:

          For the three months and nine months ended March 31, 2005, the Company applied the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards.  The Company had not recognized any related compensation expense in its consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.  If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company’s net income would have been reduced to pro forma amounts as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net income – as reported	$14,178	$35,592
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,594)	(4,210)

Net income – pro forma	$12,584	$31,382

Basic net income per share:
As reported	$0.37	$0.96
Pro forma	$0.33	$0.84
Diluted net income per share:
As reported	$0.35	$0.90
Pro forma	$0.31	$0.79

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

          The Company valued stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The option-pricing models require the input of highly subjective assumptions, such as those listed below.

          The fair values of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Expected volatility	46%	46%
Expected life	6.0 years	6.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.1%	3.8%

          The weighted-average fair values of each option granted during the three months and nine months ended March 31, 2005 were $16.26 and $16.14, respectively.

4.        Inventory:

          The components of inventory are as follows:

(in thousands)	March 31, 2006	June 30, 2005

Raw materials	$8,701	$7,360
Work-in-process	46	29
Finished goods	36,406	35,275

	$45,153	$42,664

          The Company maintains a reserve for obsolescence for inventory of approximately $9.2 million at March 31, 2006 compared to approximately $7.4 million at June 30, 2005.  The Company reserved approximately $2.9 million and approximately $1.8 million during the nine months ended March 31, 2006 and 2005, respectively, all related to older products.  Inventory balance was increased by foreign currency translation adjustments of approximately $0.5 million.

5.       Capitalized software costs

          The Company wrote off approximately $1.3 million in capitalized software costs during second quarter of fiscal year 2006 related to a product for which no future revenue was projected.

6.       Accumulated other comprehensive income

          The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

(in thousands)	2006	2005	2006	2005

Net income	$15,594	$14,178	$42,150	$35,592
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	3,175	(5,605)	(129)	5,963

Total comprehensive income	$18,769	$8,573	$42,021	$41,555

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

7.       Line of credit

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

          The interest rate under the New Credit Agreements is at the LIBOR rate plus 125 to 200 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters.  Under the terms of the New Credit Agreements, the Company paid certain upfront fees and arrangement fees totaling approximately $0.2 million.  Additionally, the Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.  As of March 31, 2006, approximately $1.7 million is outstanding on the lines of credit and had approximately $63.3 million available for future borrowings.

8.        Recent accounting standards

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
For the three months and nine months ended March 31, 2006

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

9.        Net income per share

          Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

(in thousands, except per share data)	2006	2005	2006	2005

Net income	$15,594	$14,178	$42,150	$35,592

Average common shares outstanding	38,914	37,885	38,619	37,255
Dilutive effect of outstanding stock options	1,816	2,153	2,029	2,248

Average common shares outstanding assuming dilution	40,730	40,038	40,648	39,503

Basic net income per share	$0.40	$0.37	$1.09	$0.96

Diluted net income per share	$0.38	$0.35	$1.04	$0.90

Anti-dilutive weighted shares excluded from reconciliation	776	—	418	342

10.      Segment reporting data

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

          A summary of the Company’s reportable segments is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

(in thousands)	2006	2005	2006	2005

Revenue(1):
U.S.	$90,422	$85,836	$261,436	$244,736
International	106,487	85,139	311,091	232,692
Intersegment eliminations	(25,768)	(17,623)	(85,404)	(52,184)

Total revenue	$171,141	$153,352	$487,123	$425,244

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$8,191	$8,648	$18,634	$22,300
International	36,168	24,526	113,264	71,446
Intersegment eliminations	(21,007)	(14,056)	(68,687)	(41,534)

Total income before taxes, minority interests and equity in net earnings of affiliates	$23,352	$19,118	$63,211	$52,212

(in thousands)	March 31, 2006	June 30, 2005

Identifiable assets (2):
U.S.	$359,599	$353,121
International	250,915	194,107

Total identifiable assets	$610,514	$547,228

(1)	Amounts based on the location of the customer.
(2)	Amounts based on the physical location of the asset.

11.      Shareholders’ equity

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

          A summary of the cumulative number of shares purchased and retired under both plans through March 31, 2006, is as follows:

(in thousands except per share data)	Number of Shares	Average Purchase Price Per Share	Total Purchase Value

Total shares purchased as of June 30, 2005	2,497	$21.30	$53,180
1st Quarter (July 2005 – September 2005)	568	$42.74	24,277
2nd Quarter (October 2005 – December 2005)	44	$43.81	1,928
3rd Quarter (January 2006 – March 2006)	309	$45.31	14,000

Total shares purchased as of March 31, 2006	3,418	$27.32	$93,385

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

12.      Pension benefits

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

          The Board of Directors of the Company, in its sole discretion, selects the participants in the SERP Plan.  The Board may remove participants, or modify benefit accrual levels for any participant who is not vested.  As of March 31, 2006, there were 15 participants in the SERP Plan, including one new participant added during the three months ended March 31, 2006.  Under the terms of the SERP Plan, participants who are vested (or their designated beneficiaries upon death) will receive 10 annual payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62.   Participants become vested after completing eight years of service with the Company and: (i) the participant attains age 62 (provided the person is employed by the Company on his or her 62nd birthday); or (ii) there is a change in control of the Company (which is defined in the SERP Plan to include, generally, the acquisition of 50% or more of the outstanding shares of common stock or the combined voting power of the securities of the Company entitled to vote generally in the election of directors, and other corporate transactions immediately after which persons who hold 50% of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity did not hold common stock of the Company before the transaction); or (iii) the participant dies before attaining age 62.  However, the value of benefits under the SERP Plan is not based on years of service.  The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.  The annual payment amounts are as follows: 18% of final pay if the participant retires after his 62nd birthday but before his 63rd birthday; 21% of final pay if the participant retires after his 63rd birthday but before his 64th birthday; 24% of final pay if the participant retires after his 64th birthday but before his 65th birthday; and 30% of final pay if the participant retires after his 65th birthday.

          Commencing in July 2005, the Company has funded the benefits under the plan with corporate owned life insurance policies, whose assets are subject to the claims of creditors of the Company.

          Total components of net period pension cost for the three months and nine months ended March 31, 2006 and 2005 include the following:

	Three Months Ended March 31,		Nine Months Ended March 31,

(in thousands)	2006	2005	2006	2005

Service cost	$127	$432	$381	$1,095
Interest cost	124	18	373	55
Amortization of prior service cost	124	—	371	—

Net periodic pension cost	$375	$450	$1,125	$1,150

13.     Contingencies

          The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon information available as of May 10, 2006, and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2006

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and elsewhere in this Quarterly Report on Form 10-Q as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results” and under Part II, Item 1A “Risk Factors.”  Examples of such forward-looking statements include (i) our expectation that product and service margins may decline in response to the competitive nature of our market, (ii) our statements regarding the adverse effects of Euro fluctuations on our financial performance and our estimates relating to the effects of currency fluctuations on our financial performance, (iii) our expectations that the list of customers with whom we do the largest amount of business will fluctuate from year to year, and our statements about the effects of large customer orders on our quarterly earnings, revenues, and total revenues, (iv) our statements concerning the fluctuations in the market price of our common stock as a result of variations in our quarterly operating results and other factors, (v) our belief that our technology in connection with credit card transaction processes does not infringe any third party patents, (vi) our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position, (vii) our statements as to the effects the adoption of SFAS No. 123(R) will have on our consolidated statement of operations and our recognition of non-cash share-based compensation expense and the manner in which we will recognize such expense; (viii) our beliefs about our competitive strengths; (ix) our expectations regarding effective tax rates in future periods; (x) our beliefs about the utility of a Non-GAAP presentation to illustrate the effects of SFAS No. 123(R) on selected financial information; (xi) our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs; (xii) our expectations about the increases in our capital expenditures for FY2006; (xiii) our expectations that our exposure to interest rate risk will not materially change in the future nor how we manage such exposure; (xiv) our beliefs about the fair value of our debt; (xv) our plans to evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk; (xvi) our statements about the effects on our revenue recognition as a result of changes to a customers’ delivery requirements or a products’ completion; (xvii) our statements regarding the effects on our services, products, and manufacturing relationship from manufacturing, supply, service, or labor disruptions; (xviii) our statements regarding our ability to increase sales of our higher margin products; (xix) our statements regarding the ability of our competitors to develop products and services with features similar to our products and services; and (xx) our expected costs associated with modifying our products to comply with rules, regulations, and guidelines of credit card associations, including their security and data protection rules.

Overview

           We are a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services.  Our enterprise solutions comprise three major areas:

Hotel information systems:

•	consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems; and

•	provided to more than 20,000 hotels worldwide.

Restaurant information systems:

•

consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications; and

•	installed over 200,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries and on all seven continents.

Specialty retail information systems:

•	consist of software encompassing point-of-sale, loss prevention, business analytics, customer gift cards, and enterprise applications; and

•	provided to more than 50,000 specialty retail stores worldwide.

          In addition to our software enterprise solutions and hardware products, we offer a wide range of support services to our customers.  These services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, help desk, systems configuration, network support and consulting.  We distribute our products and services directly and through our district and subsidiary offices, as well as through a network of independent dealers and distributors.  We operate in two segments for financial reporting purposes: U.S. and International.

          The markets in which we operate are highly competitive.  We compete on various bases, including product functionality, service capabilities, price and geography.  There are at least 40 competitors worldwide that offer some form of sophisticated restaurant point-of-sale system, over 100 hotel systems competitors and over 50 retail systems competitors.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and our corporate focus on providing specialized information systems solutions.

Results of Operations

(All prior period share data, including income per share, are presented on a stock split-adjusted basis)

          We acquired JTECH Communications, Inc. (“JTECH”) in January 2005 and CommercialWare, Inc. (“CommercialWare”) in February 2006.  Accordingly, our results for the three months and nine months ended March 31, 2006 and 2005 include JTECH and CommercialWare activities since their respective acquisition dates.

Revenue:

          An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended March 31,

	U.S.		International		Total

(in thousands)	2006	2005	2006	2005	2006	2005

Hardware	$32,109	$30,195	$23,978	$19,676	$56,087	$49,871
Software	12,049	15,497	16,739	13,265	28,788	28,762
Service	43,430	37,347	42,836	37,372	86,266	74,719

Total Revenue	$87,588	$83,039	$83,553	$70,313	$171,141	$153,352

	Nine Months Ended March 31,

	U.S.		International		Total

(in thousands)	2006	2005	2006	2005	2006	2005

Hardware	$90,338	$77,786	$62,247	$54,018	$152,585	$131,804
Software	37,294	36,845	47,751	38,338	85,045	75,183
Service	126,546	108,714	122,947	109,543	249,493	218,257

Total Revenue	$254,178	$223,345	$232,945	$201,899	$487,123	$425,244

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Hardware	32.8%	32.5%	31.3%	31.0%
Software	16.8%	18.8%	17.5%	17.7%
Service	50.4%	48.7%	51.2%	51.3%

Total	100.0%	100.0%	100.0%	100.0%

          Three Months Ended March 31, 2006:

          For the three months ended March 31, 2006, total revenue increased approximately $17.8 million, or 11.6% to approximately $171.1 million compared to the same period last year.  This increase is primarily due to an increase in service revenues coupled with increase from our hardware revenues.  The increase in our service revenues resulted from expansion of our customer base and increases in the volume of our support services that resulted in increased recurring support revenue from existing customers.  The increase in recurring support revenue contributed 50.7% and the increase in installation revenue contributed 25.6% of the service revenue increase.  The hardware revenue increased due to an overall sales volume increase.

          The International segment sales for the three months ended March 31, 2006 increased approximately $13.2 million.  The increase was a result of the following (illustrated below by percent of the total change for the period):

•	41% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers;

•	33% - increase in hardware sales due to an overall sales volume increase; and

•	26% - increase in software sales due to an overall sales volume increase, particularly improved sales of our OPERA suite of products.

          U.S. segment sales increased approximately $4.5 million for the three months ended March 31, 2006 compared to the same period last year.  The increase was primarily the result of an increase in service revenue from expansion of our customer base coupled with recurring support revenue from existing customers.

          Nine Months Ended March 31, 2006:

          For the nine months ended March 31, 2006, revenue increased approximately $61.9 million, or 14.6% compared to the same period last year.  This increase is primarily due to increases in service revenues coupled with increases in our hardware revenue.  The increase in our service revenue resulted from expansion of our customer base and increase in the volume of our support services that resulted in increased recurring support revenue from existing customers.  The increase in recurring support revenue contributed 51.3% and the increase in installation revenue contributed 30.1% of the service revenue increase.  Hardware revenue increased primarily due to an increase in hardware sales due to the acquisition of JTECH.

          The International segment sales for the nine months ended March 31, 2006 increased approximately $31.0 million, while the U.S. segment sales increased approximately $30.8 million compared to the same period last year.  The increase in the International segment sales was a result of the following (illustrated below by percent of the total change for the period):

•	43% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers;

•	30% - increase in software sales due to an overall sales volume increase, particularly improved sales of our OPERA suite of products; and

•	27% - increase in hardware sales due to an overall sales volume increase.

          The increase in the U.S. sales for the nine months ended March 31, 2006 was a result of the following (illustrated below by percent of the total change for the period):

•	53% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers; and

•	The remaining increase is primarily due to increase in hardware sales due primarily to acquisition of JTECH in January 2005.

Cost of Sales:

          Three Months Ended March 31, 2006:

          An analysis of the cost of sales is as follows:

	Three Months Ended March 31,

	2006		2005

(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue

Hardware	$38,234	68.2%	$32,628	65.4%
Software	6,051	21.0%	6,704	23.3%
Service	41,773	48.4%	36,226	48.5%

Total Cost of Sales	$86,058	50.3%	$75,558	49.3%

          For the three months ended March 31, 2006, cost of sales as a percent of revenue increased 100 basis points to 50.3% compared to the same period last year.  Hardware cost of sales as a percent of related revenue increased approximately 280 basis points compared to the same period last year primarily as a result of a significant increase in third party hardware sales which generate lower margins than other hardware sales.

          Software cost of sales as a percent of related revenue decreased approximately 230 basis points compared to the same period last year primarily as a result of higher than average third party software sales for the three months ended March 31, 2005, which generate much lower margin than internally developed software sales.  Service costs as a percent of related revenue decreased approximately 10 basis points compared to the same period last year.

          Nine Months Ended March 31, 2006:

          An analysis of the cost of sales is as follows:

	Nine Months Ended March 31,

	2006		2005

(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue

Hardware	$103,371	67.7%	$88,220	66.9%
Software	18,458	21.7%	17,965	23.9%
Service	119,978	48.1%	105,040	48.1%

Total Cost of Sales	$241,807	49.6%	$211,225	49.7%

          For the nine months ended March 31, 2006, cost of sales as a percent of revenue decreased 10 basis points to 49.6% compared to the same period last year.  Hardware cost of sales as a percent of related revenue increased approximately 80 basis points compared to the same period last year primarily as a result of a significant increase in third party hardware sales that generate lower margins than other hardware.  This increase was partially offset by JTech sales of hardware, which generate higher margin.

          Software cost of sales as a percent of related revenue decreased approximately 220 basis points compared to the same period last year.  This decrease was primarily due to increased sales of our OPERA suite of products, which generate higher margins than our third party software.  This decrease was partially offset by approximately $1.3 million in capitalized software write-offs included in software cost of sales during second quarter of fiscal year 2006.  There was no change in service costs as a percent of related revenue compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:

          Three Months Ended March 31, 2006:

          SG&A expenses, as a percent of revenue, decreased 10 basis points to 31.6% compared to 31.7% in the same period last year.  This decrease is primarily due to the following:

•	Overall decreases in SG&A expenses as a percent of total revenue, primarily due to our ability to leverage our costs with the increase in total revenue;

•

The overall decreases in SG&A expenses were partially offset by approximately $2.3 million (or 1.3% of total revenue) of non-cash share-based compensation expense recorded as a component of SG&A expenses in accordance with SFAS No. 123(R) (see “Share-Based Compensation Expense” below for further discussion).

          Nine Months Ended March 31, 2006:

          SG&A expenses, as a percent of revenue, increased 80 basis points to 32.4% compared to 31.6% in the same period last year.  This increase is primarily due to the following:

•

Approximately $6.4 million (or 1.3% of total revenue) of non-cash share-based compensation expense was recorded as a component of SG&A expenses in accordance with SFAS No. 123(R) (see “Share-Based Compensation Expense” below for further discussion); and

•

The above increase in SG&A expenses was substantially offset by overall decreases in SG&A expenses as a percent of total revenue, primarily due to our ability to leverage our costs with the increase in total revenue.

Research and Development (“R&D”):

           R&D expenses consist primarily of labor costs less capitalized software development costs.  Non-cash share-based compensation expenses allocated to R&D [in accordance with SFAS No. 123(R)] were not capitalized as software development costs during the three months and nine months ended March 31, 2006 because no stock options have been granted to employees whose labor is capitalized.  An analysis of R&D activities is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Total R&D	$7,638	$8,749	$22,715	$25,285
Capitalized software development costs	(1,090)	(1,548)	(3,410)	(4,421)

Total R&D expenses	$6,548	$7,201	$19,305	$20,864

% of Revenue	3.8%	4.7%	4.0%	4.9%

          The decreases in R&D expenses, as a percent of revenue, are primarily due to the release of Datavantage’s two capitalized software products in June and December of 2005 and also due to certain R&D staff being reassigned to perform billable professional services.

Depreciation and Amortization Expenses:

          Depreciation and amortization expenses for the three months ended March 31, 2006 decreased approximately $0.2 million to approximately $2.5 million compared to the same period last year.  For the nine months ended March 31, 2006, depreciation and amortization expense decreased approximately $0.1 million to approximately $7.6 million compared to the same period last year.

Share-Based Compensation Expenses:

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005 and required us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards that were granted after the effective date of SFAS No. 123(R) are measured and non-cash share-based compensation expense recognized in the consolidated statements of operations in accordance with SFAS No. 123(R).  In addition, we also recognize non-cash share-based compensation expense on non-vested awards that were granted before the effective date of SFAS No. 123(R).  We recognize non-cash share-based compensation expense ratably over the vesting period of options, adjusted for the forfeiture rate.

          In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses of approximately $2.4 million or 1.4% of total revenue, and approximately $6.5 million or 1.3% of total revenue, for the three months and nine months ended March 31, 2006, respectively.  The non-cash share-based compensation expenses for the three months and nine months ended March 31, 2006 were based on the fair values of 215,500 shares and 790,000 shares of options granted during the periods, respectively, in addition to the fair value of approximately 1.5 million shares of options granted before the effective date of SFAS No. 123(R) that were unvested as of the effective date.  The cost of sales, SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

(in thousands)	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006

Cost of sales	$25	$25
SG&A	2,329	6,359
R&D	73	143

Non-cash share-based compensation expense	$2,427	$6,527

Income from Operations:

           Income from operations for the three months ended March 31, 2006 increased approximately $2.6 million or 13.2%, to approximately $21.9 million, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume, partially offset by approximately $2.4 million in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) .

          For the nine months ended March 31, 2006, income from operations increased approximately $9.5 million, or 18.5%, to approximately $60.6 million, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume.  This increase was partially offset by approximately $6.5 million in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R)

          Net non-operating income for the three months ended March 31, 2006 was approximately $1.4 million compared to net non-operating expense of approximately $0.3 million for the three months ended March 31, 2005.  The increase of approximately $1.7 million is primarily due to:

•

A decrease in interest expense of approximately $0.9 million compared to same period last year because the interest expense for the three months ended March 31, 2005 included additional interest expense associated with prior years’ amended federal income tax returns; and

•	An increase in interest income of approximately $0.7 million due to an overall higher cash and cash equivalents and overall higher interest rates.

•

The above increases in net non-operating income were partially offset by foreign exchange losses of approximately $0.2 million for the three months ended March 31, 2006 compared to a gain of approximately $0.2 million due to the strengthening of US dollar against the value of the Euro for the three months ended March 31, 2005.

          For the nine months ended March 31, 2006 and 2005, net non-operating income was approximately $2.6 million and approximately $1.1 million, respectively.  The increase of approximately $1.5 million is primarily due to:

•	An increase in interest income of approximately $1.7 million due to an overall higher cash and cash equivalents and an overall higher interest rates; and

•

A decrease in interest expense of approximately $1.1 million compared to the same period last year because the interest expense for the nine months ended March 31, 2005 included additional interest expense associated with prior years’ amended federal income tax returns.

•

The above increases in net non-operating income were partially offset by foreign exchange losses of approximately $0.6 million for the nine months ended March 31, 2006 compared to a gain of approximately $0.5 million due to the strengthening of US dollar against the value of the Euro for the nine months ended March 31, 2005.

          The effective tax rates for the three months ended March 31, 2006 and 2005 were 32.5% and 25.0%, respectively.  For the nine months ended March 31, 2006 and 2005, the effective tax rates were 32.5% and 30.7%, respectively.  The changes in tax rates for the periods as compared to the comparable periods prior year were primarily attributable to the fact that the Company adjusted the tax provision in the three months ended March 31, 2005 for the cumulative effect of the projected tax rate change from 34.0% to 30.7%.  Based on currently available information, we estimate that the 2006 fiscal year tax rate will be approximately 32.5% compare to 2005 fiscal year tax rate of 33.0%.

Non-GAAP Disclosure (Excluding Share-based Compensation Expense):

          To supplement the consolidated financial statements presented in accordance with GAAP, we are including a non-GAAP presentation of selected financial information, excluding approximately $2.4 million and approximately $6.5 million of the non-cash share-based compensation expenses recorded in accordance with SFAS No. 123(R) during the three months and nine months ended March 31, 2006, respectively.  As discussed above under “Share-Based Compensation Expense,” SFAS No. 123(R) required us to expense the fair value of grants made under our stock option program over the vesting period of the plan.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Prior to July 1, 2005, we applied the intrinsic value based method of accounting prescribed by APB No. 25 in accounting for stock option awards.  We had not recognized any related compensation expense in our consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.  This non-GAAP presentation is provided to enhance the understanding of our historical financial performance and the comparability between periods.  Our financial statements for the three months and nine months ended March 31, 2006 include non-cash share-based compensation expense of approximately $2.4 million and approximately $6.5 million, respectively, while our financial statements for the same periods last year do not reflect a comparable expense as a result of the change in accounting rules.

	Three Months Ended March 31,

	2006			2005

(in thousands except per share data)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP, without the application of SFAS No. 123(R)	GAAP, as reported	% Increase

Revenue	$171,141	$—	$171,141	$153,352
Cost of sales	86,058	(25)	86,033	75,558

Gross margin	85,083	25	85,108	77,794
SG&A	54,163	(2,329)	51,834	48,540
R&D	6,548	(73)	6,475	7,201
Depreciation and amortization	2,450	—	2,450	2,681

Total operating expenses	63,161	(2,402)	60,759	58,422

Income from operations	21,922	2,427	24,349	19,372	25.7%
Non-operating income, net	1,430	—	1,430	(254)

Income before taxes, minority interests and equity in net earnings of affiliates	23,352	2,427	25,779	19,118	34.8%
Income tax provision	7,589	227	7,816	4,777

Income before minority interests and equity in net earnings of affiliates	15,763	2,200	17,963	14,341	25.3%
Minority interests and equity in net earnings of affiliates	(169)	—	(169)	(163)

Net income	$15,594	$2,200	$17,794	$14,178	25.5%

Net income per share-diluted (1)	$0.38	$0.05	$0.44	$0.35	25.7%

(1) Net income per diluted share, excluding SFAS No. 123(R), does not equal the sum of net income per diluted share as reported plus the effect of SFAS No. 123(R) due to a rounding difference.

	Nine Months Ended March 31,

	2006			2005

(in thousands except per share data)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP, without the application of SFAS No. 123(R)	GAAP, as reported	% Increase

Revenue	$487,123	$—	$487,123	$425,244
Cost of sales	241,807	(25)	241,782	211,225

Gross margin	245,316	25	245,341	214,019
SG&A	157,851	(6,359)	151,492	134,397
R&D	19,305	(143)	19,162	20,864
Depreciation and amortization	7,557	—	7,557	7,627

Total operating expenses	184,713	(6,502)	178,211	162,888

Income from operations	60,603	6,527	67,130	51,131	31.3%
Non-operating income, net	2,608	—	2,608	1,081

Income before taxes, minority interests and equity in net earnings of affiliates	63,211	6,527	69,738	52,212	33.6%
Income tax provision	20,544	1,472	22,016	16,029

Income before minority interests and equity in net earnings of affiliates	42,667	5,055	47,722	36,183	31.9%
Minority interests and equity in net earnings of affiliates	(517)	—	(517)	(591)

Net income	$42,150	$5,055	$47,205	$35,592	32.6%

Net income per share-diluted	$1.04	$0.12	$1.16	$0.90	28.9%

          Income from operations for the three months ended March 31, 2006, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased approximately $5.0 million or 25.7%, to approximately $24.3 million compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with SG&A items discussed above.

          For the nine months ended March 31, 2006, income from operations, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the period, increased approximately $16.0 million, or 31.3%, to approximately $67.1 million compared to the same period last year.  The increase is mainly due to an overall increase in sales volume coupled with cost of sales and SG&A items discussed above.

          Net income for the three months ended March 31, 2006, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the period, increased approximately $3.6 million, or 25.5%, to approximately $17.8 million.  Diluted net income per share, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) during the period, increased $0.09 per share, or 25.7%, to $0.44 per share.

          For the nine months ended March 31, 2006, net income, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased approximately $11.6 million, or 32.6%, to approximately $47.2 million.  Diluted net income per share, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased $0.26 per share, or 28.9%, to $1.16 per share.

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

          We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and relate to the more significant areas involving our judgments and estimates:

•

Non-cash share-based compensation - In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement became effective July 1, 2005, and requires us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards granted after the effective date of SFAS No. 123(R) are measured and non-cash share-based compensation expense was recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.  We recognize non-cash share-based compensation expense ratably over the vesting period of options, adjusted for forfeiture rate;

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

          We also have a credit relationship with a European bank of EUR 1.0 million (approximately $1.2 million at the March 31, 2006 exchange rate).  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.2 million (approximately $0.2 million at the March 31, 2006 exchange rate) for German guarantees.  As we have significant international operations, our Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.

          As of March 31, 2006, approximately $1.7 million was outstanding on the lines of credit, consisting of the following:

•	SEK (Swedish Krona) - 7.5 million (approximately $0.9 million at the March 31, 2006 exchange rate), and

•	JPY (Japanese Yen) - 90 million (approximately $0.8 million at the March 31, 2006 exchange rate).

          As of March 31, 2006, we had approximately $64.3 million borrowing capacity under the New Credit Agreements and Euro-denominated facility.  The amount available to borrow was reduced by approximately $0.2 million for German guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2006 was 2.5%.

          As discussed above, under “Share-Based Compensation Expenses,” in December 2004 the FASB issued SFAS No. 123(R).  The statement became effective July 1, 2005, and requires the windfall tax benefits from stock option exercises to be classified as cash outflows from operating activities, with the corresponding amount also classified as cash inflows from financing activities, and also requires us to expense the fair value of grants made under the stock option program.  As a result, net cash flows provided by operating activities for the nine months ended March 31, 2006 and 2005 of approximately $67.9 million and approximately $49.1 million, respectively, are not comparable because for the nine months ended March 31, 2006, approximately $12.2 million in tax benefits from stock option exercises is classified as cash inflows from financing activities, compared to the nine months ended March 31, 2005 for which the tax benefits from stock option exercises are classified as a component of cash provided by operations.

          Net cash provided by operating activities for the nine months ended March 31, 2006 was approximately $67.9 million.  Net cash provided by operating activities for the nine months ended March 31, 2005 was approximately $49.1 million.  We used approximately $25.4 million for investing activities, of which approximately $13.2 million was used to acquire CommercialWare in February 2006, approximately $8.3 million was used to purchase property, plant, and equipment, and approximately $3.4 million was used to internally develop software.  We also used approximately $13.1 million for financing activities, of which approximately $40.2 million was used to repurchase our common stock, partially offset by proceeds of approximately $15.9 million from the issuance of our common stock for stock option exercises and approximately $12.2 million in windfall tax benefits from the stock option exercises.  All cash is being retained for the operation and expansion of the business and the repurchase of our common stock.

          During the third quarter of fiscal year 2006, we entered into a third amendment to our lease for our headquarters facility in Columbia, Maryland, pursuant to which the term of the lease was extended to February 28, 2016.

          We anticipate that our cash and cash equivalents, cash generated from operations along with our available lines of credit are sufficient to provide our working capital needs for the next 12 months.  We also believe that our cash and cash equivalents, cash generated from operations along with our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future.  However, if for any reason, we need to raise additional funds, we believe we will be able to raise additional funds either thru the issuance of our common stock or by entering into additional financing agreements.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2006 will be approximately $1.0 million higher than in fiscal year 2005.

Off-balance sheet arrangements

          We do not have any material off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual obligations

          During the third quarter of fiscal year 2006, we entered into a third amendment to our lease for our headquarters facility in Columbia, Maryland, pursuant to which the term of the lease was extended to February 28, 2016.  As a result of this amendment, our operating lease obligations have increased by approximately $25.5 million, primarily in the more than 5 years time frame.

Recent accounting standards

          FASB Staff Position No. 123(R)-3

          In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 (“FSP FAS 123(R)-3”), “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payments awards to employees of either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP.  An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP.  An entity may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternative and make its one-time election.  The FSP FAS 123(R)-3 became effective in November 2005.  At this time, we are evaluating the potential effects of FSP FAS 123(R)-3 on our consolidated financial position and results of operations and whether to elect the transition alternative available under FSP FAS 123(R)-3.

          SFAS No. 154

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company recorded foreign sales, including exports from the United States, of approximately $232.9 million and approximately $201.9 million during the nine months ended March 31, 2006 and 2005, respectively, to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada.

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

          In the nine months ended March 31, 2006 and 2005, the Company transacted business in 27 currencies and 22 currencies, respectively.

          The relative currency mix for the three months and nine months ended March 31, 2006 and 2005 were as follows:

	% of Reported Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,		Exchange Rates March 31,

	2006	2005	2006	2005	2006	2005

Revenues by currency (1):
United States Dollar	57%	59%	59%	58%	1.0000	1.0000
European Euro	23%	21%	21%	21%	1.2121	1.2961
British Pound Sterling	5%	6%	5%	7%	1.7366	1.8906
Australian Dollar	2%	2%	2%	1%	0.7167	0.7734
Mexican Peso	2%	1%	1%	1%	0.0918	0.0896
All Other Currencies (2), (3)	11%	11%	12%	12%	0.0274	0.0265

Total	100%	100%	100%	100%

(1) Calculated using average exchange rates for the period.
(2) The “% of Reported Revenue,” represents the average weighted three months and nine months exchange rates for all other currencies.
(3) The “Exchange Rates as of March 31,” represents the average weighted March 31 exchange rates for all other currencies based on the nine month revenue.

          The Company has evaluated the effect of a 10% change, both upward and downward, of the Euro in relation to the U.S. dollar.  A 10% increase in the value of the Euro in relation to the U.S. dollar versus the Euro in the three months and nine months ended March 31, 2006, would have increased total revenues by approximately $3.9 million, or 2.3%, and approximately $10.1 million, or 2.1%, respectively.  A 10% decline in the value of the Euro in relation to the U.S. dollar in the three months and nine months ended March 31, 2006, would have reduced total revenues by approximately $3.9 million, or 2.3%, and approximately $10.1 million, or 2.1%, respectively.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective periods with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

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

          The Company had a 3.0 million South African Rand forward contract to hedge the South African Rand note receivable that was recorded on the consolidated balance sheet.  The note receivable was collected and the related forward contract was paid off in March 2006.  Also, the Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks.  The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.

          The Company’s interest rate risk has not changed materially from June 30, 2005, and the Company does not expect any significant changes in exposure or in how it manages this exposure in the near future. The Company uses borrowings under the lines of credit, which expire in July 2009, for general corporate purposes.  The Company’s lines of credit bear interest at LIBOR plus 125 to 200 basis points, depending on the Company’s consolidated financial performance.  At March 31, 2006, the Company had total borrowings of approximately $1.7 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.  Management believes that the fair value of the debt equals its carrying value at March 31, 2006. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

          To minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its cash equivalents with high-credit-quality institutions.

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

           Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
Form 10-Q
For the Three months and Nine months ended March 31, 2006

Part II - Other Information

Item 1. Legal Proceedings

          The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon information available as of May 10, 2006, and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

•

Environmental and health disasters, including for example, the tsunami disaster in Asia, and Hurricanes Katrina, Rita and Wilma.  There is also the widespread coverage of certain diseases and viruses, including for example, the avian flu, the fear of which suppresses travel.  Environmental and health crises have a material and adverse effect on our business, as not only is there a material reduction in tourism for the pendency of the crises, but there is a mid-term adverse effect on the buying patterns of our customers located in the affected areas.  Environmental disasters can also directly adversely affect MICROS’s operations in the affected areas; for example, Hurricane Wilma caused some temporary disruption to: (i) JTECH, whose main office is in Boca Raton, Florida; (ii) MICROS’s regional sales and service office in Deerfield Beach, Florida; and (iii) MICROS’s hotel software development office in Naples, Florida;

•

Potentially unfavorable adverse economic conditions arising from the U.S. involvement in Iraq and the “war on terrorism” (this is especially true in the hospitality and tourism industry, where geo-political instability has a material adverse effect), and the impact of higher oil prices worldwide.  Given the adverse effects on the travel and hospitality industry as a result of the Iraqi situation, we have experienced delays in certain purchases.  There can be no guarantee that this slow down will be only short-term;

•

Our actions in connection with the continued and increasing price and product competition in many product areas, principally hardware (both proprietary hardware and hardware that we resell), and the pressure on profit margins for those items;

•	Fluctuations or adverse declines of gross margins due to product mix that cannot be accurately predicted quarter to quarter;

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

•	Unanticipated quality or production difficulties at GES, our supplier of our Workstation 4 hardware point-of-sale terminal, and the recently released 2010 hardware platform;

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

•

Conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations, which have, at times, been unrelated to the operating performance of the companies;

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

•	Costs and liabilities associated with actual or perceived security vulnerabilities in the software products we license to our customer base, or software products that third parties license to MICROS;

•	Costs and liabilities associated with complying with new and ever-evolving credit card association security initiatives and regulations;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Period(1)
1st Quarter (Jul-Sep 2005)	567,710	$42.74	567,710	935,628
2nd Quarter (Oct-Dec 2005)	44,060	$43.81	44,060	891,568
3rd Quarter:
January 2006	97,500	$47.99	97,500	794,068
February 2006	186,400	$44.30	186,400	607,668
March 2006	25,000	$42.55	25,000	582,668

3rd Quarter (Jan-Mar 2006)	308,900	$45.31	308,900	582,668

Fiscal Year-to-Date Total	920,670	$43.67	920,670	582,668

(1)

On November 23, 2004, the Company announced that the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock on the open market.  All purchases during the periods presented in the table above were made under this authorized plan.  As of March 31, 2006, the Company has purchased an aggregate of 1.4 million shares in the open market under this authorized plan from the date the plan was authorized.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          During the third quarter of fiscal year 2006, the Company entered into a third amendment to its lease for its headquarters facility in Columbia, Maryland, pursuant to which the term of the lease was extended to February 28, 2016.

Item 6.    Exhibits

10	Third Amendment to Lease Agreement

31(i).1	Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.

(Registrant)

Date: May 10, 2006	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: May 10, 2006	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller