Form 10-K
period 2006-06-30
MICROS SYSTEMS INC
filed 2006-09-13
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________to__________

Commission File Number 0-9993

MICROS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1101488
(State of Incorporation)	(I.R.S. Employer Identification No.)

7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289
(Address of Principal Executive Offices, Including Zip Code)

443-285-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange

Common Stock, par value $0.0125 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒	NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2005 was $1,860,841,276.

At the close of business on August 31, 2006, there were issued and outstanding 38,985,524 shares of Registrant’s Common Stock at $0.0125 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, currently scheduled to be held on November 17, 2006, to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

          We are a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries.   (References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis).  The hospitality industry comprises numerous defined market areas, including lodging (e.g., individual hotel sites, hotel chains and franchise groups, and centrally deployed systems such as hotel central reservation systems), table service restaurants, quick service restaurants, entertainment venues (e.g., stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships.  The specialty retail industry consists of retail operations selling to consumers both general and specific products, including clothing, shoes, food, hardware, jewelry, and other specialty items.

          We operate in two reportable segments for financial reporting purposes: U.S. and international.  You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 17, “Segment reporting data” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  In each of these two reportable segments, we have developed an infrastructure that licenses and sells all of our products and services to all of the customers located in such segment.  While the products and services that are sold must be customized for each segment to address local issues, laws, tax requirements and customer preferences, they are substantively the same worldwide.

          Our enterprise solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) specialty retail information systems.  In addition to our software enterprise solutions and hardware products, we offer an extensive array of support services and products for our hotel, restaurant and retail information systems.  The hotel information systems consist mainly of software encompassing property based management systems (“PMS”), related property-specific modules and applications, and central systems, including central reservation systems (“CRS”).  The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications.  The specialty retail systems consist of software encompassing POS, loss prevention, business analytics, customer gift cards, and enterprise applications.

          Our PMS applications are installed worldwide in leading hotel chains, including Accor (France), Best Western, Camino Real (Mexico), Carlson Hotels, Dusit (Thailand), Fairmont, Federal (Malaysia), Four Seasons, Hilton International, Hyatt, InterContinental Hotels Group, Kempinski (Germany), Mandarin Oriental, Marriott International, Mövenpick (Switzerland), Peninsula (Hong Kong), Shangri-La International (Hong Kong), Société du Louvre (France), Solare (Japan), Starwood International, Steigenberger, Thistle (United Kingdom) and Wyndham Worldwide.  Globally, there are over 18,000 MICROS PMS applications installed (most of which are accompanied by other property-specific modules and applications.)

          The MICROS CRS is installed in numerous hotel chains, including Boscolo (Italy), Concorde (France), Constellation (Australia), Equatorial (Malaysia), Fairmont, Four Seasons, MacDonalds (United Kingdom), MGM Mirage, Oberoi (India), Pan Pacific (Singapore), Red Lion, Rydges (Australia), Shangri-La, Societe du Louvre, Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle, Westmark, Wyndham Worldwide, and Wynn Resorts.

          Our restaurant POS systems are installed worldwide.  Major table service restaurant chain customers include Bertucci’s, Chevy’s, Corporación Mexicana de Restaurantes (Mexico), Cracker Barrel, Eat ‘n Park, El Torito, Fazer Amica (Finland), Friendly’s, Groupe Le Duff (France), Hard Rock Café, HMS Host, Hooters, International House of Pancakes, La Madeleine, Marie Callender’s, Metromedia Restaurant Group, Mitchells and Butlers (U.K.), Perkins, Rainforest Cafe, Ruby Tuesday’s, T.G.I. Friday’s, VIPS (Spain), and Whitbread PLC (United Kingdom).  Major quick service chain restaurant (“QSR”) customers include numerous franchisees of Atlanta Bread, Arby’s, Baja Fresh, Ben & Jerry’s, Burger King, El Pollo Loco, Fazoli’s, Grandy’s, Krispy Kreme, Pollo Campero (Guatemala), Panera Bread, Popeye’s, Red Rooster (Australia), Retail Brand Group, Starbucks (mainly international sites), Subway,  Tropical Smoothie Café, Wendy’s, and various franchisees of Yum! Brands (Pizza Hut, KFC International, and Taco Bell).

          Our restaurant POS systems are also installed in hotel restaurants in chains, including Camino Real, Fairmont, Four Seasons, Hilton International, Hilton, Hyatt, InterContinental Hotels, Kempinski, Mandarin Oriental, Marriott International, Omni, Radisson, Starwood, and Wyndham International.  Additional significant markets for our POS systems include complex foodservice environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Users include Aramark, Anton’s, Compass, Delaware North, HMS Host, and various government entities.  We have installed large POS systems in the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, The Venetian and Wynn Resorts.  We supply and service POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard and CBORD Group.

          We also market both hotel PMS and restaurant POS systems through our Hospitality Solutions International (“HSI”) division.  The HSI hotel and restaurant systems products are both Windows® based software products.  Additionally, we market a POS product through our Indatec GmbH (“Indatec”) subsidiary.  The Indatec product is a proprietary POS hardware system with embedded software.  The Indatec product is sold exclusively in Europe and is targeted to small restaurants.

          Through our JTECH Communications, Inc. (“JTECH”) subsidiary, we market a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.

          Our specialty retail solutions are provided through our subsidiary, Datavantage Corporation (“Datavantage”), a software application developer and system integrator specializing in the specialty and apparel retail market. Datavantage has over 200 retail company customers.  Its customers include Abercrombie & Fitch, Armani Exchange, Barney’s New York, Books-A-Million, Blue Spirit (Italy), Brazin Ltd. (Australia), CSK Auto, Guitar Center, Hugo Boss AG (Germany), Jos. A. Banks Clothiers, Limited Too, Michael’s Arts and Crafts, Polo Ralph Lauren, Reebok Retail, Ritz Camera, Roots Canada Ltd., S & K Famous Brands, Señor Frogs (Mexico), Shaw’s Markets, Steve Madden Retail, and Urban Brands.

          On February 1, 2006, Datavantage purchased CommercialWare, Inc. (“CommercialWare”) of Natick, MA.  CommercialWare offers cross-channel retail solutions, consisting of software and services that support retailers with a variety of field management solutions, including store systems, business analytics, marketing applications and order processing via phone, mail order and the internet.  CommercialWare operates as a subsidiary of Datavantage.  It has over 80 customers including the following: Abercrombie & Fitch, Brooks Brothers, Garnet Hill, J. Jill Group, Jos. A. Banks Clothiers, Ritz Camera, and Starbucks.  CommercialWare and Datavantage share several common customers.

          MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.

PRODUCTS AND SERVICES

Hotel Information Systems

          For the hotel and resort industry, we have developed and distribute a complete line of hotel software products and services.  The hotel information systems include PMS, sales and catering systems (“S&C”), CRS, customer information systems (“CIS”), revenue management systems (“RMS”), and an Internet/Global Distribution System based hotel reservation service called myfidelio.net.  We also provide installation and end-user training services, and support services (including help desk) for the various software products.

          We market a range of property management systems geared to hotels of varying sizes and operational needs, all of which run on industry standard PCs.  Globally, there are more than 18,000 active MICROS PMS installations, which includes some sites using PMS products for which MICROS has ceased ongoing development.  Most of the hotels with MICROS PMS have also installed other property-specific modules and applications; additionally, there are over 2,000 hotels running various property-specific modules and applications without a MICROS PMS.

          The PMS software provides for check-in and check out, reservations, guest accounting, travel agent accounting, engineering management, and interfaces to central reservation systems, to on-line travel services (a/k/a alternative distribution services, e.g., Expedia), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan).  The S&C software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property.  The CRS software allows hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site.  The CIS software allows hotels to efficiently capture and track relevant information of guests.  The RMS software allows hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers.  We also offer an Internet-based hotel reservation service via our myfidelio.net service.  This service enables corporations, tourist representation services, and consumers to create room reservations directly with designated hotels.  This service also allows those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems, and to certain alternative distribution systems.

          Additionally, we market a comprehensive suite of hotel software products under the Opera brand name.  Opera includes modules for property management, central reservations, customer information systems, sales and catering, revenue management, data mining, financials, condominium reservations and accounting, golf reservations, spa management, and quality management.  In addition to industry standard PCs, the Opera platform will also run on large PC servers, and uses an Oracle® database.  Opera can be run on two operating systems: Microsoft Windows® (Server and XP) and IBM AIX®.  The Opera software suite is deemed an important product line for our continued growth in the hotel information systems market, because we believe it reflects the future direction of PMS technology for us and the industry, and is a material driver of revenue growth for our business with the hotel industry.  Over 85 hotel chains have adopted Opera, some of which are in the midst of multi-year rollouts.

          We also offer a version of the Opera property management system called Opera Xpress.  This product allows smaller properties to deploy the Opera PMS at a lower price with a limited number of product features.  As of June 30, 2006, over 6,100 hotel sites have installed Opera PMS and OperaXpress PMS.

          Opera’s software architecture allows the product to be deployed either on premise via a thin client to server methodology or hosted in an off-site location.  We offer hosting services for hotel customers in various data centers around the world with the application accessed via Internet or similar high speed connections.

          In addition, we market a suite of hotel software products under the Fidelio Version 7.0 brand name.  Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database.  There are over 4,700 hotels using Version 7.0, as of June 30, 2006.

          Furthermore, we have developed a PMS product designed specifically for the European resort market, which is distributed under the brand name Fidelio Version 8.  This product contains certain Internet-based features and uses the Windows® operating system with an Oracle® database.  The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 800 hotel sites as of June 30, 2006.

          Moreover, we market a specialized version of our PMS product to the cruise industry via our Fidelio Cruise subsidiary.  The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management.  Fidelio Cruise software is installed in over 170 cruise ships.  Customers include Carnival Cruise Lines, Cunard Line, Holland America, Norwegian Cruise Lines, P. & O. Cruises, Princess Cruises, Radisson Seven Seas Cruises, Star Cruises, Royal Caribbean International, and the U.S. Navy, among many others.

          Additionally, we have a marketing alliance with Systems Union Group Plc, headquartered in London.   This alliance involves the joint product development and marketing of application software based on Systems Union’s back office accounting and business intelligence applications.  This alliance enables us to offer a hotel customer a complete suite of integrated software solutions that addresses operational needs, business intelligence and analysis, and provides back office accounting and reporting.  As part of this alliance, we serve as a preferred reseller of Systems Union’s software and business solutions to the hospitality industry.

Restaurant Information Systems

          Our restaurant systems include full-featured point of sale applications, hardware, and support services.  Most of the products are designed to operate on industry standard PCs, with the order entry terminals being either industry standard PCs or proprietary terminals with additional functionality and design appropriate for foodservice environments, including two types of proprietary intelligent terminals developed and designed by us.

          Hardware

          Our main proprietary workstations are the Workstation 4 and the Workstation 2010.  We also integrate other hardware devices, e.g., printers, cash drawers, handheld order entry terminals, and pole displays into our complete product offerings.

          The Workstation 4 is a thin-client POS terminal, using Microsoft’s Windows® CE operating system, with standalone resiliency.  This capability means that even if the system server shuts down, the POS terminal can continue to function and store data until the server is operational.  The Workstation 4 is manufactured by GES Singapore Pte. Ltd. of Singapore (“GES”).

          The 2010 Workstation was released in fiscal year 2006.  It is a high-performance POS terminal designed to run our restaurant applications and other third party PC-based software applications.  The product uses an Intel® Pentium chip architecture.  It can be configured to accommodate various memory and storage requirements. The product supports various Microsoft operating systems and Linux.  The 2010 Workstation is manufactured by GES Singapore Pte Ltd. (“GES”), a third-party contract manufacturing company.

          We also distribute a product named the Keyboard Workstation, which GES also manufactures for us.  This product allows for orders to be entered into the MICROS 9700 HMS (software product) via a lower cost, durable workstation with a keyboard interface in lieu of a touchscreen.  The Keyboard Workstation is primarily used in institutional foodservice environments, convention centers, and sports complexes.

          Through our JTECH subsidiary, we offer pagers, wireless systems, and related products (manufactured by third party contract manufacturers) for use in restaurants, retail, medical, and other environments.

          Additionally, we resell various hardware products, including personal computers, servers, printers, network cards, and other related computer equipment.  We maintain a global, non-exclusive preferred provider agreement with Hewlett Packard Corporation.  This relationship allows us to resell Hewlett Packard personal computers, printers, and networking equipment on a global basis.

          Software

          Our restaurant POS software systems are the 9700 Hospitality Management System (“HMS”), the 3700 POS system, HSI POS, Indatec, and the e7 Series.  These systems provide transaction control for table service, quick service and large foodservice and entertainment venues.

          The 9700 HMS is designed for table service and quick service restaurants in hotels, resorts, casinos, airports, stadiums/arenas, theme parks and larger independent and chain restaurants.  The 9700 HMS product has an open systems architecture running on Microsoft’s Windows® 2000 operating system.  The 9700 succeeded an earlier product called the MICROS 8700 HMS.  The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can run multiple restaurants.  The product uses either an Oracle database or a proprietary database.

          The 3700 POS is designed for table service and quick service restaurants.  It has an open systems architecture using Microsoft’s Windows® 2000 operating system, a Sybase® relational database, and can run on standard PCs or proprietary workstations.  It uses a color touch screen with a Microsoft Windows® based graphical user interface.

          We have developed and we market a suite of back office and operation focused software solutions that extend beyond POS.  The suite is called the Restaurant Enterprise Series (“RES”).  The software solutions include point-of-sale transaction control, restaurant operations, data analysis, and communications.  The POS software comprises the front-end application for the 3700 system.  The restaurant operations modules include inventory, product forecasting, labor management, financial management, gift cards, and enterprise data management.  These modules are designed to operate at a restaurant site.  For management of multiple restaurants, RES includes a suite of software products called Enterprise Management.  This suite allows for data to be transmitted to a remote site (including a corporation’s headquarters) for data collection and analysis.  Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations.  RES is an important component of our strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.

          For smaller restaurants we market a POS system called e7. This product runs on the Workstation 4 and uses the Microsoft Windows® CE Operating system.  It is designed as the successor product for the MICROS 2700 HMS.  The MICROS 2700 HMS was released in fiscal year 1989 and was marketed through fiscal year 2004 (for additional clarity, fiscal year 1989 means the fiscal year ending June 30, 1989, and fiscal year 2004 means the fiscal year ending June 30, 2004; that date convention is used throughout this Annual Report on Form 10-K).  That product enjoyed prolonged success, with approximately 95,000 terminals installed over the product’s fifteen-year life.

          We also have developed and market an Internet-based portal product called “mymicros.net.”  Mymicros.net posts store transaction POS detail to a centralized data warehouse in near real time.  This product allows the customer to view reports and charts for a single store, a group, or the entire enterprise from any location that has an Internet connection.  The mymicros.net software product can either be purchased via a perpetual license to use or by an annual or multi-year subscription contract.  We operate a data center in our Columbia, Maryland headquarters to host the mymicros.net software for customers.  Over 450 customers, representing over 2,800 sites, are subscribers to mymicros.net as of June 30, 2006.

          Through our HSI division, we market the HSI POS product primarily to table service restaurant customers in North America.  The product contains a wide array of POS features. The HSI division also markets a portal called “myhsi.net.”  The product’s functionality is similar to the mymicros.net portal, but is designed for use with the HSI POS product.

          The Indatec POS product is marketed only in Europe and primarily to smaller table service restaurants and small hotels with restaurants that do not require the higher-level functionality of MICROS POS products.  The Indatec POS is designed to serve smaller restaurants seeking a lower cost product in terms of purchase and installation expense.

          Our design architecture allows existing users of many MICROS POS products to access new technologies and third party applications in conjunction with their existing MICROS POS system.  In addition, many MICROS products interface with various back office accounting and property management systems, including our hotel PMS products.

Retail Information Systems

          Through our Datavantage and CommercialWare subsidiaries, we market retail store software automation systems and business intelligence applications.  The retail store systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”).  Store21 is designed for smaller retail operations, while Tradewind is targeted at larger higher volume transaction-oriented retail stores.  The Proact Home Office Business Intelligence Suite (“Proact”) includes loss prevention, customer relationship management, gift cards and audit control.  The products operate on Microsoft’s Windows® NT and 2000 operating systems and use Sybase® as the database.

          In fiscal year 2005 (i.e., the fiscal year ending June 30, 2005), Datavantage released a next generation POS software system named “Xstore.”  This product runs on the Sun Microsystems® Java® operating system.  The product’s architecture allows it to be integrated to both Windows and Linux-based back office systems.  Like its predecessor products, Store21 and Tradewind, Xstore is a front-end POS software system that may be integrated with the retailer’s back office systems.  Xstore is an important product for Datavantage, and is a core element in Datavantage’s growth strategy, particularly because of the number of large retailers that are moving to Linux-based systems; Xstore is capable of running in a Linux environment, but Store21 and Tradewind, as currently designed, can only operate in a Windows® environment.

          All of Datavantage’s software systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR.

          CommercialWare’s offerings consist of software and services that enable a retailer to manage customer purchase transactions across multiple touch-points.  Specifically, CommercialWare’s software allows a merchant to efficiently handle customer transactions from a store, the Internet, catalog phone-in orders, call centers, kiosk, and wireless devices.  The solutions allow the merchant to provide the customer with full transparency through the purchasing process, from research from one channel, purchasing from a second channel and implementing a return or exchange through a third channel.

Summary of Product Solutions (Software and Hardware):

Restaurant Products	Description

Software

9700 HMS	POS software for large foodservice, leisure and entertainment venues

3700 POS	POS software for table service and quick service restaurants

Restaurant Enterprise Series 3000	Suite of software products for 3700 POS

HSI Profit Series POS	POS software for table service restaurants, marketed by HSI division

Indatec	POS software for small restaurants, marketed only in Europe

mymicros.net	Suite of web based software products for MICROS and other restaurant POS products

myhsi.net	Suite of web based software products for HSI Profit Series

e7 POS	POS product for small restaurants, marketed in the Americas

Hardware

Workstation 4 Terminal	Windows CE POS terminal for restaurants

2010 PC Workstation	PC based POS terminal for restaurants

Keyboard Workstation Terminal	Windows CE POS terminal used in large complex foodservice, leisure and entertainment venues

Indatec POS Terminal	POS terminal that operates the Indatec POS software

JTECH Paging Products	Suite of paging products for JTECH product line

Hewlett Packard Products	MICROS resells HP servers, PCs, printers and network products which are integrated into MICROS restaurant systems

Hotel Products	Description

Software

Fidelio Versions 7 and 8 PMS	PMS software products for hotel reservations

Opera PMS	PMS software product for hotel reservations, targeted to full service hotels

OperaXpress PMS	PMS software product for hotels, targeted to limited service hotels

Opera Revenue Management System	Software that helps hotels develop and manage pricing strategies

Opera Customer Information System	Software that manages customer information and loyalty programs

Opera Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management

Opera Web Booking Suite System	Software that enables Opera PMS to receive Internet reservations

Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)

MICROS-Fidelio Financials	Software that manages the accounting and financial reporting for hotels

Opera Activities System	Software that manages the scheduling and billing for hotel resort recreational activities such as golf, tennis, spas, etc.

HSI Suite of Hotel Solutions	Suite of hotel software products sold by Hospitality Solutions International, a MICROS division

myfidelio.net	An Internet based hotel reservation service and network

Fidelio Cruise Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry

Materials Management	Software that provides inventory control and costing for food production, mainly marketed to hotel restaurants

Business Intelligence, Analysis and Reporting Software	Software that provides for reports on business activity, data analysis, and reporting

Retail Products	Description

Store 21 Store Management System	POS retail software product targeted for specialty retailers

Tradewinds Store Management System	POS retail software product targeted for stores with high volume transactions

Xstore Management System	Java based POS retail software product

Proact Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level

Gift Cards Software	Software product that manages a retailer’s gift card program

CWDirect Cross Channel Order Management System	Software that manages orders across multiple methods of ordering (phone, kiosk, Internet, etc.)

CWLocate Merchandise Location System	Software that allows a retailer to locate inventory across multiple locations

CWCollaborate	Software that connects retailers with suppliers in order efficiently manage inventory and reorder levels

Services

          We provide a wide range of support services to our customers.  Services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, systems configuration, network support and professional consulting.  We also offer software-hosting capabilities, which allows customers to use the software without investing in hardware and a network.

          We provide field hardware and software maintenance via a combination of direct and indirect channels – authorized U.S. dealers and international distributors.  The field hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems.  Depot field maintenance is also provided.  We sometimes contract with various PC manufacturers to provide either first or second line support for PC servers for both hotel and restaurant customers.  As detailed below, maintenance contracts are a significant and growing part of our revenue.

          We operate several help desks around the world.  There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters.  We also maintain other 24/7 regional and product specific help desks, as follows:

Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
Buenos Aires, Argentina – primarily for customers in Latin America
Singapore – primarily for customers in the Asia-Pacific region
Cleveland, Ohio – for Datavantage products
Scottsdale, Arizona – for HSI products

          We also operate other more limited help desk operations, including the myfidelio.net and Fidelio Cruise support desks in Hamburg, Germany, the Fidelio Cruise support desk in Fort Lauderdale, Florida, the JTECH help desk in Boca Raton, Florida, and the CommercialWare help desk in Natick, Massachusetts.

          These central support operations receive support calls from customers and either address them telephonically or on-line, or, where appropriate, dispatch a service call to the appropriate local service provider.  Internationally, in-country support is provided by the local sales entity, which may be a MICROS subsidiary or an authorized independent distributor.  Our corporate customer service provides back-up support for our regional centers in Buenos Aires, Singapore, and Galway, and our research and development operation in Naples, Florida, provides higher-level support for the hotel software products.  The regional support centers also provide back-up support and guidance for local and in-country support providers.

          We have implemented data centers in Frankfurt, Germany, Ashburn, Virginia, Buenos Aires, Argentina, and Singapore in conjunction with Verizon Business (formerly MCI) to serve as hosting centers for customers deploying various application service products, including the hosted version of Opera.  This relationship allows us to more efficiently deploy our hosted solutions globally.

          We believe that our services are an important differentiator in customer purchasing decisions.  Service revenue, which comprises programming, installation, training, in-field support, help desk, and maintenance, constituted approximately 50.6% ($343.3 million) of our total revenue in fiscal year 2006 compared to approximately 50.1% ($299.1 million) in fiscal year 2005, and approximately 52.0% ($253.3 million) in fiscal year 2004.

          Maintenance service contracts, which include field service, depot hardware maintenance, and software support, are a large component of our service offerings.  Most service maintenance contracts are annual contracts that automatically renew, unless either party tenders timely notice of non-renewal.  Revenues for service maintenance contracts were approximately $188.0 million for fiscal year 2006, approximately $163.4 million for fiscal year 2005, and approximately $140.3 million in fiscal year 2004.  Service maintenance contract revenue is included in our service revenue (described above).

SALES, MARKETING AND DISTRIBUTION

          We consider our direct and indirect global distribution network to be a major strength and superior competitive advantage.  This network has been built over the past 29 years.  We (including our various subsidiaries), our U.S.-based dealers, and our international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services.

          Our restaurant and hotels products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of approximately 52 wholly or majority-owned subsidiaries and sales offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 63 domestic dealers and approximately 45 international distributors.

          Our Datavantage subsidiary markets its products through a direct sales force to a North American customer base and one domestic distributor.  Internationally, Datavantage products are distributed by various Company international subsidiaries and one international distributor. Datavantage’s CommercialWare subsidiary sells its products via a direct sales force to a North American customer base.

          Our JTECH subsidiary markets its product primarily through a direct sales force in North America and three international distributors.  We also distribute the JTECH products through our existing restaurant POS sales channels.

          Our HSI division distributes its products and services through a direct sales force in North America.

          Foreign sales, including export sales from the United States, accounted for approximately 47.7% (approximately $323.8 million) of our total revenue in fiscal year 2006, 46.0% (approximately $273.9 million) in fiscal year 2005, and 45.2% (approximately $220.4 million) in fiscal year 2004.

          We also sell products necessary for the provision of maintenance services, including miscellaneous spare parts, printer ribbons, paper, printer cartridges, other consumable media supplies, network products, and printers.  We offer these supplies through our direct sales offices, our dealers and distributors, and, in North America, through a telephone and on-line service called POS Depot.

RESEARCH AND DEVELOPMENT

          Our products are subject to technological change.  Accordingly, we must continually devote our efforts toward upgrading our existing products and developing innovative systems incorporating new technologies.  Our products, as well as those from our competitors, have offered an increasingly wider range of features and capabilities.

          We conduct our core restaurant POS product software and hardware development, and also development of our Internet-based restaurant software products, at our Columbia, Maryland corporate headquarters.  To facilitate rapid responses for various regional application needs, we also conduct restaurant POS software development in regional offices located in Sydney, Australia; Neuss, Germany; and Singapore.  Our Indatec subsidiary and our HSI division conduct restaurant POS product research and development in their facilities in Bernau am Chiemsee, Germany, and  Scottsdale, Arizona, respectively.  In addition, we continually examine and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs.

          We contract the manufacturing of our POS terminals to GES Singapore Pte Ltd.  GES also provides certain hardware design services to us.  Our internal hardware design team participates in the design and development of these units.  This team also provides oversight of the manufacturing process as a means of insuring adherence to quality standards.  See also Manufacturing in Part I of this Form 10-K.

          Our hotel PMS, S&C, and CRS development, and development for myfidelio.net, is primarily conducted in Naples, Florida, USA.  Additional development is conducted in Neuss, Germany on the Fidelio Version 8.0 suite of hotel products and in Columbia, Maryland, USA, for the Opera Revenue Management Software products.  We maintain close relationships with major software operating and database companies like Oracle, IBM, Novell, Sybase, Sun Microsystems® and Microsoft.  These relationships are important to us so we can readily incorporate software changes from these companies into our products.  Our international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and specific customer requests.

          Product development for Datavantage’s retail products is conducted in Cleveland, Ohio and Boston, Massachusetts. CommercialWare’s development is conducted in its Natick, Massachusetts headquarters.  JTECH conducts its development at its Boca Raton, Florida location.

          Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  A summary of R&D activities for the past three fiscal years ended June 30 is as follows:

(in thousands)	2006	2005	2004

Total R&D incurred	$30,643	$33,144	$32,387
Capitalized software development costs	(3,523)	(5,745)	(5,178)

Total R&D expenses	$27,120	$27,399	$27,209

          The decreases in total R&D incurred and total capitalized software development costs are primarily due to the release of Datavantage Corporation’s (“Datavantage”) two capitalized software products in June and December of 2005 and also due to certain R&D staff being reassigned to perform billable professional services.  These decreases were partially offset by approximately $0.2 million for the non-cash share-based compensation expense allocated to R&D [in accordance with SFAS No. 123(R)] for fiscal year 2006.

COMPETITION

          The markets in which we operate are highly competitive.  There are at least 40 competitors worldwide that offer some form of sophisticated restaurant POS system, over 100 hotel systems competitors, and over 50 retail systems competitors.  We compete on various bases, including product functionality, service capabilities, price, and geography.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry, and our corporate focus on providing specialized information systems solutions.

          Competitors in the restaurant POS marketplace include: (i) full service providers (hardware, software and services), such as NCR, Panasonic, Par Technology, Radiant Systems, Sharp and Torex Retail; (ii) software only suppliers, such as InfoGenesis, Positouch, and Xpient Solutions; and (iii) hardware-only providers, such as Casio, Dell, IBM and Wincor-Nixdorf.  There are also numerous companies that license their POS-oriented software with PC-based systems in regional markets around the world.

          Many of the over 100 competitors in the hotel systems market are companies with software designed to run on industry standard PCs.  These companies may have several hotel related software products, or simply one product for a particular niche.  These competitors include Agilysys, MAI Systems, Multi-Systems, Northwind, Newmarket (Sales and Catering product only), Optims, Ramesys, SMS (Par Technology), Protel (Torex Retail), Visual One, and property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.  Internationally, we generally face smaller, regionally-oriented competitors.

          The CRS market is highly fragmented, with most central reservation systems being customized systems for each hotel chain or allied reservation group.  The competitors in this market consist of in-house development efforts by chains, property management competitors, e.g., Northwind and SMS (Par Technology), and specialized central reservation providers, e.g., Optims, Pegasus, Vantis Corp., and WizCom International/Trust International (Cendant Corporation).  The market for central reservation systems is highly competitive.

          The specialty retail market in which Datavantage operates is highly competitive. Competitors include CRS Retail Systems, GERS, JDA Software, NSB, Oracle, Trax Software, and Triversity (SAP) among many others.  Internationally, Datavantage generally competes with smaller, regionally-oriented competitors.  CommercialWare’s competitors include Ecometry, GERS, Junctions Solutions, Oracle, and SAP.

          JTECH’s competitors include Long Range Systems, NTN Communications, and certain distributors of Motorola paging products.

MANUFACTURING

          Our manufacturing program seeks to maintain flexibility and reduce costs by emphasizing the strategic outsourcing of key products and subassemblies.  We maintain relationships with several companies for the manufacturing of POS terminals.  Our primary POS platforms, Workstation 4 and the 2010 Workstation, are manufactured by GES Singapore Pte Ltd.

          Our Indatec operation manufactures its POS systems in a facility in Bernau am Chiemsee, Germany, and contracts with a third party manufacturer in Germany for additional production capacity.

          We have a repair capability for certain products in our distribution facility in Hanover, Maryland.  We also perform repairs at certain of our direct and subsidiary offices worldwide, and, additionally, we contract with third parties to provide cost-effective repair services.  GES performs certain warranty and post-warranty repairs on equipment that it manufactures for MICROS at its facilities in Singapore and in Lowell, Massachusetts.

          JTECH’s paging and related products are largely manufactured by several contract manufacturers in China.  JTECH conducts final assembly of its paging and related products in its Boca Raton, Florida facility. The core pagers and components are purchased and converted into finished products with the appropriate software installed.

          Material sourcing is based on availability, service, cost, delivery and quality of the purchased items from domestic and international suppliers.  Some items are custom manufactured to our design specifications.  We believe that the loss of our current sources for components would not have a material adverse effect on our business since other sources of supply are generally available.  We believe that we maintain good relationships with our suppliers.

EMPLOYEES

          As of July 31, 2006, we employed approximately 3,800 full-time employees.  Approximately  53% of the workforce, or 2,021 employees, are based in North America (United States and Canada), with approximately 840, or 42%, of the North America-based employees located in our headquarters building in Columbia, Maryland, and our Hanover, Maryland distribution center.  The balance of this group is employed principally at our regional district offices, the HSI division office in Scottsdale, Arizona, the Datavantage offices in Cleveland and Boston, the JTECH office in Boca Raton, Florida, the CommercialWare office in Natick, Massachusetts, and our hotel product development group in Naples, Florida.  The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total

Employees	2,021	1,143	480	157	3,801
As % of total	53.2%	30.1%	12.6%	4.1%	100.0%

          Over 58% of the workforce, or approximately 2,209 employees, are engaged in sales/marketing/implementation.  The table below presents employees by functional skills, expressed both as a headcount and as a percentage of total employees:

By Functional Skills	Sales/ Marketing/ Implementation	Customer Support	Development	Admin./ Finance	Operations	Total

Employees	2,209	786	444	214	148	3,801
As % of total	58.1%	20.7%	11.7%	5.6%	3.9%	100.0%

          We are not a party to any collective bargaining agreements.  None of our employees are represented by a labor union, except in those countries as mandated by law, such as France, Germany and Spain.  We use certain suppliers whose employees may be represented by labor unions.  We believe that we maintain good relations with our employees.

FOREIGN SALES AND FOREIGN MARKET RISK

          We recorded foreign sales, including exports from the United States, of approximately $323.8 million during fiscal year 2006 to customers located across Europe, Africa, the Middle East, Australia, Asia, Latin America, and Canada.  Comparable sales in fiscal years 2005 and 2004 were approximately $273.9 million and $220.4 million, respectively.  See Note 17, “Segment reporting data” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s discussion and analysis of financial condition and results of operations) for additional geographic data.

          Our significant international business and presence expose us to certain  risks, such as currency, interest rate and political risks.  With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.

          We transacted business in approximately twenty-eight currencies in fiscal year 2006 compared to twenty-seven currencies in fiscal year 2005 and twenty-three currencies in fiscal year 2004.  The relative currency mix over the past three fiscal years was as follows:

	% of Reported Revenues Fiscal Year Ended June 30			Exchange Rates As of June 30,

	2006	2005	2004	2006	2005	2004

Revenues by currency (1):
United States Dollar	59%	59%	58%	1.0000	1.0000	1.0000
European Euro	21%	21%	20%	1.2792	1.2102	1.2196
British Pound Sterling	5%	6%	6%	1.8493	1.7917	1.8194
Australian Dollar	2%	2%	3%	0.7432	0.7613	0.6993
Japanese Yen	1%	2%	2%	0.0087	0.0090	0.0092
Mexican Peso	2%	1%	1%	0.0882	0.0931	0.0871
All Other Currencies (2), (3)	10%	9%	10%	0.2682	0.2644	0.2206

Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the year.
(2)	The “% of Reported Revenue” for ‘All Other Currencies’ is calculated based on the weighted average twelve month exchange rates for all other currencies.
(3)	The “Exchange Rates as of June 30” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for all other currencies based on the 12 month revenue.

          We have evaluated the impact of a 10% change, both upward and downward, of the Euro in relation to the U.S. dollar.  A 10% increase in the value of the Euro in relation to the U.S. dollar would, in fiscal year 2006, have increased annual revenues by approximately $14.4 million or 2.1%, while a 10% decline in the value of the Euro in relation to the U.S. dollar would, in fiscal year 2006, have reduced annual revenues by approximately $14.4 million or 2.1%.  This sensitivity analysis does not consider the impact of exchange rate changes on either cost of sales, operating expenses, or income taxes and accordingly, is not necessarily an indicator of the impact of potential exchange rate changes on net income.

          Additionally, we would be subject to interest rate fluctuations in foreign countries if and to the extent that we elect to borrow in the local foreign currency.  While we have not to date invested in financial instruments designed to protect against interest rate fluctuations, we will continue to evaluate the need to do so in the future.

          Finally, we are subject to, among others, those environmental and geopolitical risks, and those economic. pricing and financial risks delineated in Item 1A, titled “Risk Factors”.

PATENTS AND TRADEMARKS

          We hold four patents through our JTECH subsidiary, and are currently applying for 2 patents on certain technologies developed in our operations.  In general, we believe that, historically, our competitive position has not been materially dependent upon patent protection.  The technology used in the design and manufacture of most of our hardware products is largely licensed or purchased from third parties.  With respect to our software products, we have historically relied on nondisclosure agreements and applicable U.S. and foreign copyright and trademark laws for protection.  In the U.S. and in most other countries, we believe that both statutory and common law have provided and will continue to provide us with sufficient protection.

          There are risks that third party entities, including competitors, could attempt to misappropriate our intellectual property.  Given these potential risks, we have implemented procedures to monitor misappropriation of its intellectual property.  If a misappropriation is detected, the Company will pursue appropriate legal action.

          “MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “Ovation”, “Opera”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “Premise Pager System”, “TableAlert”, “ServAlert”, “GuestAlert”, “HostAlert”,  “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, and “CWIntegrate” are trademarks or servicemarks of the Company or its subsidiaries.  This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

FLUCTUATIONS AND CUSTOMERS

          Our quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our customers.  Political uncertainty and world turmoil, created by unpredictable factors, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, will continue to adversely impact travel and tourism and therefore our quarterly operating results.  Moreover, we have experienced increased seasonality of our business, given the significant volume of international sales.  In particular, with the European summer holidays, we generally experience lower sales volume in the first fiscal quarter relative to other quarters.  We also experience a stronger than average sales volume for the retail products and services in the second fiscal quarter due to the holiday season.  Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is our third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced.  Therefore, we believe that sequential quarter-to-quarter historic comparisons of our results are not necessarily meaningful or indicative of future performance.

          No single customer accounts for 10% or more of our consolidated revenues, nor is any material portion of our business subject to renegotiation of profits at the election of the U.S. Federal Government.  During the three years ended June 30, 2006, 2005 and 2004, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses.  In the fiscal years 2006, 2005 and 2004, our U.S. Government related revenue was approximately 0.9%, 1.7% and 2.0%, respectively, of our total consolidated revenue.  We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS

          We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG

          We generally have a backlog of approximately two months’ revenue, substantially all of which is cancelable at any time before shipment.  As of June 30, 2006, 2005 and 2004, the backlog totaled approximately $131.4 million, $98.8 million and $78.1 million, respectively.  Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year is not recognized in that fiscal year.

AVAILABLE INFORMATION

          We file with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents as required by applicable law and regulations.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We maintain an Internet site (http://www.micros.com).  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents as required by applicable law and regulations, including those furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.  The information on our website is not incorporated into and is not a part of this Annual Report.  The references to our and the SEC’s websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

                    There are a multitude of risks to which we are subject.  These risks fall roughly into one of 5 different categories, as follows:

1.	Environmental and Geopolitical Risks.

•

Our business is very sensitive to the threat of terrorism and political uncertainty.  As the hospitality and tourism industries we serve are highly sensitive to consumer sentiments caused by world events,  we are very vulnerable to down-turns in customer buying habits associated with the ever-present threat of terrorist attacks and the uncertain political climates, such as in the Middle East and parts of Asia.

•

Our business is very sensitive to environmental and health disasters.  Actual or anticipated environmental disasters and epidemics, including for example, hurricanes, tsunamis, spreading viruses and flues, will deter and delay our customers from buying our products, as concerns about potential or anticipated instances of environmental or health disasters tend to suppress travel and tourism.  Environmental disasters can also directly adversely affect our operations in the affected areas; for example, Hurricane Wilma caused some temporary disruption to JTECH (whose main office is in Boca Raton, Florida), our regional sales and service office in Deerfield Beach, Florida, and our hotel software development office in Naples, Florida.

•

Higher oil and gas prices worldwide have a material adverse impact on the travel and tourism industries.  Consumers reduce discretionary spending, such as on travel and dining, when there is a material increase in non-discretionary expenses caused by a rise in oil and gas prices.

•

We maintain offices in certain parts of the world that are subject to economic instability, political unrest and terrorism, such as Argentina, Brazil and Israel.  The performance of our offices in these areas will be adversely impacted if these regions become subject to economic declines, political strife or episodes of terrorism.

2.	Economic, Pricing and Financial Risks.

•

Because almost half of our sales are outside of the US, our results could be significantly affected by economic conditions in countries and regions in which we conduct business.  In short, we are subject to the variability of world economies since almost half of our business is conducted in foreign countries.  While this can have a moderating impact (as one region’s improving conditions can offset another region’s declining conditions), this nonetheless adds another layer of uncertainty in the planning and forecasting process.

•

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

•

Our ability to establish pricing is subject to rapidly changing market and competitive conditions.  To be competitive and to avoid losing business on the basis of price, we must evaluate our pricing routinely.  There are instances where we may have to reduce our pricing to win business.  These market forces have and will continue to place pressure on our gross margins and overall profitability.

•

Our gross margins will vary from quarter to quarter based upon product mix.  For example, as we enjoy a higher gross margin on software than on hardware, our gross margin will vary depending upon the percentage of software and the percentage of hardware sold each quarter.  Given the fact that the actual product mix is difficult to predict each quarter with accuracy, there is uncertainty and variability as to the projected gross margin on a quarter to quarter basis.

•

Our non-major account business is difficult to predict.  Our major account customers (generally those customers who operate 50 or more locations) have longer sales cycles and deployments; our non-major account sales have much shorter sales cycles and shorter deployments.  As a significant portion of our business is non-major account business, there is inherent difficulty in accurately predicting buying patterns and, accordingly, such is much harder to forecast, and appropriately staff and prepare for fluctuations in buying demand.

•

Some of the advanced systems we sell are very complex and require a high level of technical sophistication.  The costs of the implementation and operation of an effective service structure capable of servicing increasingly complex software systems in more remote locations is high and may require us to engage contractors who generally have a higher cost structure than employees.  The additional costs are also driven by the complexity of open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly), difficulty in implementing, operating, and maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.

•

We are subject to certain material cost increases out of our control.  While we attempt to control third party costs, we exercise little or no control over certain material expenses, such as health care costs (which are experienced-based), compliance with new legislation, and rising oil and gas prices.

•

We are subject to fluctuations in foreign currencies and exchange rates.  As we conduct significant portions of our business in foreign currencies, we experience both sequential and year to year deviations.  For example, as much of our European business is transacted in Euros, our revenue on a consolidated basis will decline if the Euro weakens relative to the U.S. Dollar and increase if the Euro strengthens relative to the U.S. Dollar.

•

As a publicly traded company, our stock price is subject to certain market gyrations that are out of our control and that have nothing to do with our actual operating performance.  Accordingly, we can experience short-term surges and declines in our stock price merely as a result of economic news or events not related directly to our operating performance.

3.	Technology Risks.

•

With the increasing complexity of products and the increasingly sophisticated requirements of our customers, we may encounter difficulties or delays in the development, production, testing, and marketing of our products.  Examples of such could include our inability to deliver new products and services in a timely manner, or delays in releasing new updates to existing products.  Additionally, the development of software is an inherently difficult process that may result in software bugs that adversely impact a customer’s business.  While we have a testing and beta program and protocol that we implement prior to the general release of any product, such processes cannot guarantee that the released software will not have any bugs.

•

The manufacturing of our hardware platform is performed primarily by a company in Singapore.  While we have a very good relationship with such company, and while we have not experienced any material manufacturing problems with such company, there are no guarantees that this company will not experience labor or manufacturing challenges in the future.  Additionally, our manufacturer procures many of its components from other third parties who could experience manufacturing or labor issues.

•

Large customized deployments may be difficult and may result in cost overruns that are not recoverable.  Specifically, we have certain contracts under which we are required to provide certain systems and services at a fixed price.  We may be contractually required to absorb additional costs which may not be recoverable if we underestimate the amount of work required or if we encounter unanticipated technical issues.  This is always a risk given the complexity of some of the systems we install and the ever-increasing size and scope of some of the deployments.

•

Ever-shifting changes in technology may result in our investing in certain technologies that become obsolete, or may result in our delaying investing in technologies to our detriment.  As we invest significantly in research and development, there is an ever-present risk that we will pursue technology that we ultimately determine is not marketable or does not achieve the desired solution.  In such an event, we may be required to write off our investment which would have an adverse impact on our operating income.

•

Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities.  As our software processes and sometimes stores sensitive data, it may be possible for such data to be compromised if the customer does not maintain appropriate security procedures.  In instances where there is a security breach there may be potential liability.  While we believe that all of our current software is secure, and while we believe we have taken appropriate security measures to reduce the possibility of breach, there nonetheless are no guarantees that all systems are completely invulnerable attack which could result in liability.

4.	Resource and Personnel Risks.

•

Some of our vendors have “unionized” workers who could strike to our detriment.  As some of our vendors have employees who are protected by certain labor laws or who may be members of unions, we are subject to the labor issues such vendors confront.  Accordingly, we could experience unanticipated manufacturing or supply shortages if any of our key vendors are impacted by labor difficulties or work slow-downs or stoppages.

•

Our inability to hire or our delay in hiring qualified resources could adversely impact our ability to satisfy customers’ needs and our ability to maintain appropriate internal controls.  Finding qualified technical resources where our research and development facilities are located is an ongoing challenge as the US labor markets remain historically tight.  If we cannot find such technical resources, we risk delays in satisfying customer demands, or may even lose the opportunity to provide software to the customer.  If we are required to retain a consultant, the costs of providing development would increase.  Further, any delays we may experience in recruiting and retaining qualified accounting and auditing staff could result in additional third party accounting and auditing costs and expenses, in particular those in connection with compliance with the Sarbanes-Oxley Act.

5.	Legal and Accounting Risks.

•

Although we attempt to protect our proprietary technology through a combination of trade secrets, copyright, trademark law, nondisclosure agreements, and technical measures, these protections will not preclude competitors from developing products with features similar to our products.  In short, there are few guarantees that we can effectively preserve the uniqueness and proprietary nature of our products, as others could attempt to copy what we have developed, either through legal or illegal means.

•

As a company that does business with many customers, employees and vendors throughout the world, we are subject to legal and administrative claims, cases, proceedings, settlements, and investigations, including claims made by or against us relating to intellectual property rights and intellectual property licenses.  While we continue to police these matters, and take steps to reduce the likelihood that these matters will arise, litigation is very commonplace and largely unavoidable given the great access court systems worldwide provide.

•

Each year we incur many costs associated with changes in, laws, regulations, directives, and other activities of governments, agencies and similar organizations.  This is especially true for us since we have a presence in so may countries throughout the world.

•

We from time to time receive unsolicited letters from entities which suggest or assert that we may be infringing a patent.  In those instances, we will assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary.  If we conclude that a license is not necessary, there is a risk that we will be sued.  Currently, there is no such pending legal action.  Additionally, we face the risk of indirect liability as a result of infringement claims brought against our customers.  While we have no reason to believe that any of our products and services infringe any patents, there can be no guarantees that we will not become involved in infringement matters, and we could as a result incur both legal expenses and damages.

•

Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud.  We continue to work with credit card issuers to assure that our products and services comply with these rules.  There can be no assurances, however, that our products and services are invulnerable to unauthorized access or hacking.  Additionally, there can be no guarantee that our customers will implement all of the credit card security features that we introduce, or all of the protections and procedures required by the credit card issuers, or that our customers will establish and maintain appropriate levels of firewall protection and other security measures.  When there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us.

•

We may have additional tax liabilities.  We are subject to income and sales taxes in the United States and all of the other countries in which we conduct business.  Additionally, we may be subject to the certain tariffs imposed by the World Trade Organization and other governing bodies designed to tax U.S. imports Significant judgment is required in determining our worldwide provision for income taxes.  This determination is highly complex and requires detailed analysis of the available information and applicable statutes and regulatory materials.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.  If we receive an adverse ruling during an audit, or we unilaterally determine that we have misinterpreted provisions of the myriad tax regulations to which we are subject, there could be a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

•

If our goodwill or amortizable intangible assets become impaired we may be required to record a charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable and therefore need to be reduced or written off altogether include a decline in stock price and market capitalization, reduced future cash flow or growth estimates, and reduction in use or discontinuation of the purchased products.  In the event we determine that there is an impairment, we are required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.  This charge will correspondingly reduce our results of operations, perhaps materially.

•

Changes in accounting may affect our reported earnings and operating income.  Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for software, stock based compensation accounting, taxes, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant uncertainty and volatility to those measures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          Not applicable.

ITEM 2.	PROPERTIES

          Our worldwide corporate headquarters, including our executive offices, are located in Columbia, Maryland.  We  also conduct sales, marketing, customer support, and product development activities at this location.  We lease the entire five-story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation.  Effective March 1, 2006, the lease term was amended to extend for an additional six years to February 29, 2016.  We sublease one of the five floors, consisting of approximately 49,524 square feet, to Motorola, Inc.  The sublease expires March 1, 2010, and Motorola has the option to terminate it after October 31, 2008.

          In addition to over 50 smaller offices, we lease the following larger facilities:

Location	Approximate Size (Square Feet)	Use	Expiration Date	Additional Comments

Hanover, Maryland	75,600	Light Assembly, Configuration, Manufacturing, Repair	July 31, 2009

Naples, Florida	18,180	Software development	December 31, 2006	Naples is the main site for the development of the Company’s hotel products

Cleveland, Ohio	69,200	Sales, marketing, support, product development	February 28, 2014 (with an early termination right in 2010)	Cleveland is the headquarters for the Datavantage subsidiary

Boca Raton, Florida	17,112	Sales, marketing, product development and customer support	February 28, 2007	Boca Raton is the headquarters for the JTECH subsidiary

Natick, Massachusetts	17,012	Sales, marketing, product development and customer support	July 31, 2007	Natick is the headquarters for the CommercialWare subsidiary

Westborough, Massachusetts	11,457	Product development, product support	July 31, 2007	Datavantage maintains this office for its Proact/XBR loss prevention products

Neuss, Germany	42,000	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Galway, Ireland	9,000	Customer support, sales and marketing	May 31, 2022 (early termination rights in 2007, 2012, and 2017)	Support mainly for Europe, Africa, and Middle East customers

Slough, England	10,000	Sales, marketing, support	January 31, 2014

Scottsdale, Arizona	15,000	Sales, marketing, support, product development	November 30, 2008	Scottsdale is the headquarters for the HSI division

Sydney, Australia	13,500	Sales, marketing, support	December 14, 2009

          To satisfy other sales, service and support, and product development needs, we and our subsidiaries lease space in multiple cities domestically, including Boston, Buffalo, Chicago, Dallas, Hartford, Houston, Las Vegas, Los Angeles, Nashville, Pittsburgh, Portland, San Diego, San Francisco, and Seattle, and in numerous cities internationally, including Buenos Aires, Argentina; Hamburg, Germany; Helsinki, Finland; Madrid, Spain; Mexico City, Mexico; Paris, France; Rome, Italy; São Paulo, Brazil; Singapore; Stockholm, Sweden; Tokyo, Japan; and Vancouver, Canada.

          In general, we believe that additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

          We are and have been involved in legal proceedings arising in the normal course of business.  We are of the opinion, based upon presently available information and the advice of litigation counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year 2006, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

          The Company’s Common Stock (symbol “MCRS”) is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC exchange.  As of August 31, 2006, there were approximately 23,700 record holders of the Company’s Common Stock, $.0125 par value.

          The following table shows the range of trading prices (closing prices) for the periods indicated, as reported by NASDAQ.  On August 31, 2006, the closing price for the stock was $47.92.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal Year Ended June 30, 2006
High	$47.07	$51.02	$55.33	$46.45
Low	$40.81	$40.75	$42.06	$37.95

Fiscal Year Ended June 30, 2005
High	$25.85	$39.03	$37.21	$47.93
Low	$21.88	$24.48	$31.97	$33.71

          In January 2005, the Company declared and distributed a 100 percent stock dividend in the form of a two-for-one stock split.  All references above to shares of common stock, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.  The Company has never paid a cash dividend and has no current intention to pay any cash dividends.  Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock.  The Company is a party to two credit agreements expiring on July 31, 2009, which restrict the payment of dividends other than stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 “Lines of credit” in the Notes to Consolidated Financial Statements).

Purchases of Company Stock

          In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock (the “2002 Plan”).  During fiscal year 2005, the Company purchased all remaining shares authorized under the 2002 Plan.  In fiscal year 2005, the Board of Directors authorized the purchase of up to an additional two million shares of the Company’s common stock (the “2005 Plan”).  As of August 31, 2006, the Company has purchased 1,480,099 shares in the open market under the 2005 Plan and 3,480,099 shares under both the 2002 Plan and 2005 Plan combined.  During the fourth quarter of fiscal year 2006, the Company’s stock purchases under the 2005 Plan were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program

04/01/06 – 04/30/06	—	—	—	582,668
05/01/06 – 05/31/06	—	—	—	582,668
06/01/06 – 06/30/06	667	$42.96	667	582,001

	667	$42.96	667	582,001

Recent Sales of Unregistered Securities

          None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,

(in thousands, except per share data)	2006 (1)	2005	2004	2003	2002

Statement of Operations Data:
Revenue	$678,953	$597,264	$487,443	$405,857	$372,493
Income from operations	$91,277	$78,875	$56,834	$38,322	$18,764
Net income	$63,528	$53,660	$33,279	$21,782	$12,239
Net income per Share:
Basic	$1.64	$1.43	$0.91	$0.62	$0.35
Diluted	$1.56	$1.35	$0.87	$0.61	$0.34

Balance Sheet Data:
Working capital (2)	$253,121	$190,436	$118,617	$73,779	$83,485
Total assets	$647,857	$547,228	$419,587	$370,710	$312,830
Long-term debt and capital leases (3)	$513	$413	$305	$667	$426
Shareholders’ equity	$417,116	$345,171	$262,973	$221,228	$178,362
Book value per share (4)	$10.70	$8.93	$7.17	$6.14	$5.09

Additional Data:
Weighted average number of common shares outstanding:
Basic	38,692	37,514	36,489	35,005	35,020
Diluted	40,624	39,803	38,453	35,677	35,700

(1)

Fiscal year ended June 30, 2006 includes approximately $9.1 million, or $7.1 million, net of tax, in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R).  See Note 2, “Share-based compensation” in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Current assets less current liabilities.
(3)	Including current portion.
(4)	Calculated as shareholder’s equity divided by common stock outstanding at June 30.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.  Certain statements contained in this Annual Report on Form 10-K, and, in particular, in the following discussion and analysis, that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, and that are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from those anticipated in these forward-looking statements.

          Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:

•

Item 1, “Business,” statements regarding the future direction of PMS technology and the growth of the Opera suite of products, the Company’s strategy for product growth in restaurant software, trends in retail software, trends in retailers’ use of Linux-based systems, our global distribution network, acquisition of rights in third party products and designs, the appropriateness of reliance on statutory and common law protections for our intellectual property, the risks associated with third party misappropriation of our intellectual property, competition, labor relations, quarterly results, our arrangements with Verizon (formerly MCI) for provision of data centers, our relationships with contract manufacturers, our belief that a loss of component sources would not materially adversely affect our business, the anticipated impact of fluctuations in interest rates and in currency exchange rates, the evaluation of the need to use financial instruments to hedge against currency risk, the anticipated impact or lack of impact should the US Government exercise a termination for convenience under one or more contracts that we have with the US Government, and our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position;

•	Item 1A, “Risk Factors,” regarding the anticipated or potential impact on our business, financial results, or competitive position of the various risks described in that section;

•	Item 2, “Properties,” regarding the anticipated availability of additional space;

•	Item 3, “Legal Proceedings,” regarding the likely effect of litigation on our results of operations or financial position; and

•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

          Additional forward-looking statements will be found in the following discussion and analysis by management of the Company’s financial condition and results of operations, including:

(i) our statements about the growth and direction of the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;

(ii) our expectation that product and service margins may decline in response to the competitive nature of our market;

(iii) our statements regarding the effects of currency fluctuations (in particular, Euro fluctuations) on our financial performance;

          (iv)        our expectations that the customers with whom we do the largest amount of business will fluctuate from year to year, and our statements about the effects of large customer orders on our quarterly earnings, revenues, and total revenues;

(v) our statements regarding the impact on financial results in future periods if we determine that the financial condition of customers has deteriorated;

(vi) our statements regarding the impact on financial results in future periods if we misjudge the remaining economic life of a product;

(vii) our statements concerning the fluctuations in the market price of our common stock as a result of variations in our quarterly operating results and other factors;

(viii) our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;

(ix) our beliefs about our competitive strengths;

(x) our expectations regarding effective tax rates in future periods;

(xi) our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;

(xii) our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs;

(xiii) our expectations about the increases in our capital expenditures for future periods;

(xiv) our expectations that our exposure to interest rate risk will not materially change in the future;

(xv) our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;

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

(xix) our statements regarding the ability of our competitors to develop products and services with features similar to our products and services; and

          (xx)        our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules.

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

Hotel information systems:
•	consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems; and
•	have been provided to more than 20,000 hotels worldwide.

Restaurant information systems:
•

consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications; and

•

the Company has installed over 200,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries and on all seven continents.

Specialty retail information systems:
•	consist of software encompassing point-of-sale, loss prevention, business analytics, customer gift cards, and enterprise applications; and
•	have been provided to more than 50,000 specialty retail stores worldwide.

          In addition to our software enterprise solutions and hardware products, we offer a wide range of support services to our customers.  These services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, help desk, systems configuration, network support, consulting and software hosting.  We distribute our products and services directly and through our district and subsidiary offices, as well as through a network of independent dealers and distributors.

          The markets in which we operate are highly competitive.  We compete on various bases, including product functionality, service capabilities, price, and geography.  There are at least 40 competitors worldwide that offer some form of sophisticated restaurant point-of-sale system, over 100 hotel systems competitors, and over 50 retail systems competitors.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and our corporate focus on providing specialized information systems solutions.

          We are organized and operate in two reportable segments: U.S. and International.  The International reportable segment is primarily in Europe, the Pacific Rim and Latin America.  For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International reportable segments separately in operating our business, although the products and services are similar for each segment.

          We continue to see growth in the hospitality and retail industries; while some sectors experience slower growth, it has historically tended to be offset by faster growth in other areas.  Recently, it has been reported in the press that the table service restaurant industry has experienced slower growth or declines as measured in same store sales; while this tends to reduce purchases, we have not experienced any material adverse impact from this reported decline.  We have also seen growth in our quick service restaurant business, including that generated by sales to various quick service restaurant chains with whom we have announced alliances.  Additional material risks are discussed in section 1A of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those that impact revenue recognition and those related to stock-based compensation, capitalized software, intangible assets, allowance for doubtful accounts, allowance for obsolescence, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

          Revenue consists of software license revenue, hardware revenue, and service revenue. Software license revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”).”  Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement.  Software license revenue, hardware revenue and service and support revenue are generally recognized when the four basic criteria of SOP 97-2 are met as follows:

•	Persuasive evidence of an arrangement exists: We consider a contract signed by both parties of the agreement or a purchase order received from the customer persuasive evidence of an arrangement.

•

Delivery has occurred or services have been rendered: Delivery occurs at the time of shipment if the risk of ownership has passed to the buyer or in the case of electronic delivery, the customer is given access to the licensed programs.

•

Fixed or determinable fee:  We consider the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of delivery.  If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.  We consider service fees to be fixed or determinable if the service fee or rates for time and material contracts are not subject to refund or adjustment.

•

Collection is probable:  We perform a credit review for significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, revenue recognition is deferred until collection.

          Cost of sales includes costs related to shipping and handling and billable travel expenses.  The revenue is reduced for estimated customer returns and allowances.

          Hardware

          Hardware revenue is typically recognized at the time of shipment if the risk of ownership has passed to the buyer in accordance with Statement of Accounting Bulletin (“SAB”) 104.  If the risk of ownership has not passed to the buyer at the time of shipment, recognition of the hardware revenue is deferred until the risk has passed to the buyer.

          Software

          If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.  If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements.  However, if we are the sole party that has the proprietary knowledge to install the software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements.  Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement.  VSOE of fair value for our services including maintenance agreements are based upon separate sales of those arrangements, which are consistently applied.  Under the residual method, we defer revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 are met.

          Typically, payments for software licenses are due within twelve months of the agreement date.  When software license agreements call for escalating payment terms, or payment terms of twelve months or more from the delivery date, software revenue is recognized as payments become due and only if all other conditions for revenue recognition have been satisfied.

          Service

          Service revenue consists of maintenance support, installation revenue, customer specific development work and more recently also includes software-hosting service.  Maintenance support and software-hosting services are initially recorded as deferred service revenue and is recognized ratably over the contract term.  Installation services, which include project management, systems planning, design and implementation, customer configurations, training and assistance activating our products are recognized as the work is performed.

          Our software is ready to use by the customer upon receipt.  While many of our customers may choose to tailor the software to fit their specific needs or require our assistance activating our programs, our implementation services do not typically involve significant customization to or development of the underlying source code.

          When we provide services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, we recognize revenue under the completed contract method in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”  Once acceptance occurs, revenue is recognized for all delivered elements based on VSOE, and maintenance service revenue is deferred over the contract period.  The completed contract method of accounting is preferred over the percentage of completion method as the production cycles are usually not long term (less than one year).

Share-based compensation

          Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” became effective July 1, 2005, and requires us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.

          We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input of highly subjective assumptions, such as those listed below.  The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of June 30, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations, and the fair value of those vested awards. We recognize non-cash share-based compensation expense ratably over the requisite service period, which generally equals the vesting period of options, adjusted for expected forfeitures.

Inventory

          Inventory is stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out pricing method.  We maintain a reserve for obsolescence for inventory in the amount of approximately $9.9 million and $7.4 million as of June 30, 2006 and 2005, respectively.

Allowance for doubtful accounts

          We maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments.  These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could affect our financial results in future periods.  Allowances for doubtful accounts was approximately $20.3 million and $16.2 million as of June 30, 2006 and 2005, respectively.  Additionally, bad debt expenses for the fiscal years 2006, 2005 and 2004 were approximately $5.4 million, $5.7 million and $3.2 million, respectively.

Capitalized software development costs

          Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations and included in research and development costs.  Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers, at which time amortization begins.  Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product.  If management misjudges the remaining economic life of a product, it could have a material effect on future results because the unamortized expenses may need to be written off.

Long-lived assets including finite-lived purchased intangible assets

          We evaluate long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  When indicators of impairment are present, we compare the fair value of the assets, based on the undiscounted cash flows the assets are expected to generate, to the book value of the assets.  If the fair value is less than book value, the asset is impaired and we recognize an impairment loss.  The impairment loss represents the excess of book value over fair value based on a discounted cash flow approach or market values, if available.

          Finite-lived purchased intangible assets are being amortized over their respective estimated useful lives, which range from one to ten years.  We did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets, during the last three fiscal years ended June 30, 2006.

Goodwill and indefinite-lived purchased intangible assets

          SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets.  We assess whether goodwill and indefinite-lived purchased intangible assets are impaired on an annual basis in accordance with SFAS No. 142 during the first quarter of each fiscal year.  Goodwill is evaluated for impairment by comparing the fair value of each reporting unit to its book value.  The fair value of each reporting unit is determined based on a weighting of the income and market approaches to value.  If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired.  If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

          Trademarks are our only indefinite-lived purchased intangible asset.  Trademarks are evaluated for impairment by comparing their fair value to book value.  We estimate the fair value of trademarks using an income approach to value, and recognize an impairment loss if the estimated fair value of a trademark is less than its book value.

          Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired.

          The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting segments with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting segments.  We also consider our market capitalization on the date the analysis is performed.   A determination that goodwill or intangible assets are impaired could result in a significant change in future periods.

Income taxes

          Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.  If we determine that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination is made.

Foreign currency translation

          The financial statements of our non-U.S. operations are translated into U.S. dollars for financial reporting purposes.  The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year which approximated weighted average exchange rates.  The cumulative translation effects are reflected as our sole component of accumulated other comprehensive income (loss) within shareholders’ equity.  Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Results of Operations

          All prior period share data, including net income per share, are presented on a stock split-adjusted basis to reflect January 2005 two-for-one stock split.  See Note 1 in the Notes to Consolidated Financial Statements.

          We acquired CommercialWare, Inc. (“CommercialWare”) in February 2006 and JTECH Communications, Inc. (“JTECH”) in January 2005.  Accordingly, our results for fiscal years 2006 and 2005 include CommercialWare and JTECH activities since their respective acquisition dates.

Comparison of Fiscal Year 2006 to Fiscal Year 2005:

Revenue:

          An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,

	U.S.		International		Total

(in thousands)	2006	2005	2006	2005	2006	2005

Hardware	$127,485	$117,705	$88,076	$74,080	$215,561	$191,785
Software	54,355	52,966	65,738	53,404	120,093	106,370
Service	173,315	152,645	169,984	146,464	343,299	299,109

Total Revenue	$355,155	$323,316	$323,798	$273,948	$678,953	$597,264

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Fiscal Year Ended June 30,

(in thousands)	2006	2005

Hardware	31.7%	32.1%
Software	17.7%	17.8%
Service	50.6%	50.1%

Total	100.0%	100.0%

          Revenue increased approximately $81.7 million, or 13.7% to approximately $679.0 million for fiscal year 2006 compared to fiscal year 2005.  Of the increase, the international reportable segment accounted for approximately $49.9 million, or 61.0% of the total increase, while the U.S. reportable segment accounted for approximately $31.8 million, or 39.0% of the total increase.  The international revenue increase was mainly due to two large contracts for hardware, software and service of approximately $6.0 million, an increase in revenue to international dealers of approximately $4.8 million and a large hardware rollout to major customers of approximately $5.0 million.  The service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of our customer base as well as additional recurring support revenue from existing customers.  The increase was also affected by the exchange rate fluctuation, mainly between the Euro and the U.S. dollar, of approximately $2.2 million.

          The increase in the U.S. reportable segment was mainly due to increased sales volume from various roll out programs, approximately $9.4 million of additional revenue generated in fiscal year 2006 as a result of January 2005 acquisition of  JTECH compared to fiscal year 2005 and approximately $4.8 million of additional revenue generated as a result of February 2006 acquisition of CommercialWare.  The service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of our customer base as well as additional recurring support revenue from existing customers.

          Hardware revenue increased approximately $23.8 million primarily due to the following:

•	Approximately $10.0 million increase in the sale of third party hardware products;
•	Approximately $9.3 million of additional revenue generated in fiscal year 2006 as a result of January 2005 acquisition of JTECH;
•	Approximately $7.9 million increase in the sale of Workstation 4; and,
•	Approximately $6.2 million of additional revenue generated in fiscal year 2006 due to the sale of 2010 Workstation which was released in fiscal year 2006.
•

Above increases were partially offset by a decrease in the sale of PC Workstations of approximately $10.0 million.  The decrease in PC Workstations is due to their replacement with the newer and less expensive Workstation 4 and Workstation 2010.

          Software revenue increased primarily as a result of an increase in sale of the Opera suite of products of approximately $11.7 million, which contributed approximately 85.3% of the total software revenue increase in fiscal year 2006 compared to fiscal year 2005.  Service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of our customer base as well as additional recurring support revenue from existing customers.  The recurring support revenue contributed approximately 55.7% and the installation revenue contributed approximately 28.4% of the total service revenue increase in fiscal year 2006 compared to fiscal year 2005.  The increase was also due to approximately $3.6 million of additional service revenue generated as a result of February 2006 acquisition of CommercialWare.

Cost of Sales:

          An analysis of the cost of sales is as follows:

	Fiscal Year Ended June 30,

	2006		2005

(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue

Hardware	$144,061	66.8%	$127,349	66.4%
Software	23,488	19.6%	22,822	21.5%
Service	165,721	48.3%	145,309	48.6%

Total Cost of Sales	$333,270	49.1%	$295,480	49.5%

          For fiscal year 2006, cost of sales as a percent of revenue decreased 40 basis points to 49.1% compared to fiscal year 2005.  The increase in hardware cost of sales as a percent of related revenue compared to fiscal year 2005 was primarily due to a significant increase in freight costs.  This increase was partially offset by JTECH sales of hardware, which generate higher margins.  The decrease in software cost of sales as a percent of related revenue compared to fiscal year 2005 was primarily due to a significant increase in sales of our Opera suite of products, which generate higher margins than our third party software, and an improvement in our third party software margins compared to fiscal year 2005.  These decreases were partially offset by approximately $1.6 million in capitalized software write-offs included in software cost of sales in fiscal year 2006.  The write-offs are related to products for which no future revenue was projected.  The decrease in service cost of sales as a percent of related revenue compared to fiscal year 2005 was primarily due to decrease in labor costs.  Fiscal year 2005 labor costs included significant utilization of third party labor due to large roll out programs in the U.S., and we did not require the use of as much third party labor in fiscal year 2006.

Selling, General and Administrative (“SG&A”) Expenses:

          SG&A expenses, as a percent of revenue, increased 90 basis points to 31.9% compared to 31.0% in fiscal year 2005.  This increase is primarily due to the following:

•

Approximately $8.9 million (or 1.3% of total revenue) of non-cash share-based compensation expense recorded as a component of SG&A expenses in accordance with SFAS No. 123(R) (see “Share-Based Compensation Expense” below for further discussion); and

•	Increase of approximately $4.6 million (or 0.7% of total revenue) in performance based compensation.
•

The above increases in SG&A expenses were partially offset by overall decreases in SG&A expenses as a percent of total revenue, primarily due to our ability to leverage our costs with the increase in total revenue.

Research and Development (“R&D”):

          R&D expenses consist primarily of labor costs less capitalized software development costs.  R&D expenses for fiscal year 2006 also include approximately $0.2 million in non-cash share-based compensation expenses allocated to R&D [in accordance with SFAS No. 123(R),] of which less than $0.1 million has been capitalized because stock options have been granted to employees whose labor is capitalized.

          An analysis of R&D activities is as follows:

	Fiscal Year Ended June 30,

(in thousands)	2006	2005

Total R&D incurred	$30,643	$33,144
Capitalized software development costs	(3,523)	(5,745)

Total R&D expenses	$27,120	$27,399

% of Revenue	4.0%	4.6%

          The decreases in total R&D incurred and total capitalized software development costs are primarily due to the release of Datavantage Corporation’s (“Datavantage”) two capitalized software products in June and December of 2005 and also due to certain R&D staff being reassigned to perform billable professional services.  These decreases were partially offset by approximately $0.2 million for the non-cash share-based compensation expense allocated to R&D [in accordance with SFAS No. 123(R)] for fiscal year 2006.

          Depreciation and Amortization Expenses:

          Depreciation and amortization expenses for fiscal year 2006 increased approximately $0.3 million to approximately $10.5 million, compared to fiscal year 2005.

Share-Based Compensation Expenses:

          SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” became effective July 1, 2005 and requires us to expense the fair value of grants made under the stock option program over the vesting period of the plans.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards that were granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense recognized in the consolidated statements of operations in accordance with SFAS No. 123(R).  In addition, we also recognize non-cash share-based compensation expense on non-vested awards that were granted before the effective date of SFAS No. 123(R).  We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

          In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses of approximately $9.1 million or 1.3% of total revenue for fiscal year 2006.  The non-cash share-based compensation expenses were based on the fair values of approximately 0.9 million shares of underlying options granted during the fiscal year, in addition to the fair value of approximately 1.5 million shares of underlying options granted before the effective date of SFAS No. 123(R) that were unvested as of the effective date.  The cost of sales, SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense (in thousands):

Cost of sales	$35
SG&A	8,851
R&D	249

Non-cash share-based compensation expense	$9,135

          As of June 30, 2006, there was approximately $21.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.1 years.

Income from Operations:

          Income from operations for fiscal year 2006 increased approximately $12.4 million, or 15.7%, to approximately $91.3 million, compared to fiscal year 2005.  The increase is mainly due to an overall increase in sales volume coupled with lower cost of sales as a percent of revenue.  In addition, the increase was attributable to a favorable decrease in expenses as a percent of revenue, partially offset by approximately $9.1 million in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) all of which are explained above in more detail.

Non-operating Income (Expense):

          Net non-operating income for fiscal year 2006 was approximately $4.4 million compared to approximately $2.2 million for fiscal year 2005.  The increase of approximately $2.2 million is primarily due to:

•	An increase in interest income of approximately $2.6 million is due to overall higher cash and cash equivalents balances and overall higher interest rates received on investments; and
•

A decrease in interest expense of approximately $1.0 million because the interest expense for fiscal year 2005 included additional interest expense associated with prior years’ amended federal income tax returns.

•

The above increases in net non-operating income were partially offset by foreign exchange losses of approximately $0.9 million for fiscal year 2006 compared to a gain of approximately $0.7 million for fiscal year 2005 due to the weakening of U.S. dollar against the value of the Euro for fiscal year 2006 as compared to fiscal year 2005.

          The effective tax rates for fiscal year 2006 and 2005 were 32.9% and 33.0%, respectively.  The decrease was due to the relative mix of earnings and the consolidation of functions in lower taxing jurisdictions and other adjustments.

Net Income and Diluted Net Income per Common Share:

          Net income for fiscal year 2006 increased approximately $9.9 million, or 18.4%, to approximately $63.5 million, compared to fiscal year 2005 due to the various items discussed above.  The increase is mainly due to an overall increase in sales volume coupled with lower cost of sales as a percent of revenue.  In addition, the increase was attributable to a favorable decrease in expenses as a percent of revenue, partially offset by approximately $9.1 million or $7.1 million, net of tax, in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R) all of which are explained above in more detail.

          Diluted net income per share for fiscal year 2006 increased $0.21 per share, or 15.6%, to $1.56 per share, compared to fiscal year 2005.  Diluted net income for fiscal year 2006 was negatively impacted by $0.18 per share for non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), net of tax.

Comparison of Fiscal Year 2005 to Fiscal Year 2004:

Revenue:

          An analysis of the sales mix by reportable segments was as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,

	U.S.		International		Total

(in thousands)	2005	2004	2005	2004	2005	2004

Hardware	$117,705	$93,729	$74,080	$57,911	$191,785	$151,640
Software	52,966	46,043	53,404	36,443	106,370	82,486
Service	152,645	127,293	146,464	126,024	299,109	253,317

Total Revenue	$323,316	$267,065	$273,948	$220,378	$597,264	$487,443

          An analysis of the total sales mix as a percent of total revenue was as follows:

	Fiscal Year Ended June 30,

	2005	2004

Hardware	32.1%	31.1%
Software	17.8%	16.9%
Service	50.1%	52.0%

Total	100.0%	100.0%

          Revenue increased by approximately $109.8 million, or 22.5%, to approximately $597.3 million for fiscal year 2005 compared to fiscal year 2004.  Of the increase, the U.S. reportable segment accounted for approximately $56.2 million while the international reportable segment accounted for approximately $53.6 million.  The increase in the U.S. reportable segment was mainly due to increased sales volume from various roll out programs and approximately $9.9 million of revenue generated from the January 2005 acquisition of JTECH. The largest roll out program in the U.S. reportable segment contributed approximately $14.4 million of the increase in revenue.  The increase in the European portion of the international reportable segment was primarily due to exchange rate fluctuations, mainly between the Euro and the U.S. dollar.  The total revenue increase due to European exchange rate fluctuations was approximately $13.1 million. The international increase was also attributable to a large contract for software and hardware of approximately $4.5 million and an increase in revenue to international dealers of approximately $4.0 million in fiscal year 2005 compared to fiscal year 2004.

          Hardware revenue increased primarily due to increased volume of sales of the Workstation 4.  The increase of approximately $22.8 million in Workstation 4 was partially offset by a decrease in the sale of PC Workstations of approximately $11.2 million.  The decrease in PC Workstations was due to their replacement with the newer and less expensive Workstation 4.  JTECH hardware revenues for fiscal year 2005 were approximately $9.9 million.  Software revenue increased primarily as a result of increased volume of sales of the Opera suite of products which contributed approximately 70% of the increase.  Service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of our customer base as well as additional recurring support revenue from existing customers.  The installation revenue contributed 36.5% and the recurring support revenue contributed 49.4% of the total service revenue increase in fiscal year 2005 compared to fiscal year 2004.

Cost of Sales:

          An analysis of the cost of sales was as follows:

	Fiscal Year Ended June 30,

	2005		2004

(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue

Hardware	$127,349	66.4%	$105,507	69.6%
Software	22,822	21.5%	16,372	19.9%
Service	145,309	48.6%	116,455	46.0%

Total Cost of Sales	$295,480	49.5%	$238,334	48.9%

          For fiscal year 2005, cost of sales as a percent of revenue increased 60 basis points to 49.5% compared to fiscal year 2004.  The decrease in hardware cost of sales as a percent of related revenue compared to fiscal year 2004 was primarily due to the increase in overall sales volume, especially of the Workstation 4, which sells at a higher margin than other hardware products.  The increase in software cost of sales as a percent of related revenue compared to fiscal year 2004 was primarily due to increase in third party software costs of approximately $5.6 million which sell at lower margin than other software products.  The increase in service cost of sales as a percent of related revenue compared to fiscal year 2004 was primarily due to the continued expansion and increase of support revenue which utilized an increase in third party labor of approximately $8.7 million and an increase in salary related expenses of approximately $8.2 million.   The need for third party labor was primarily due to the large roll out program in the U.S.  To meet the installation demand, we used approximately 75 full-time contract employees on average over fiscal year 2005.

Selling, General and Administrative (“SG&A”) Expenses:

          As a percent of revenue, fiscal year 2005 SG&A expenses decreased 80 basis points to 31.0% compared to 31.8% in fiscal year 2004.  This decrease was primarily due to our ability to leverage our costs with the increase in total revenue.  The increase in SG&A expenses of approximately $30.2 million compared to fiscal year 2004 was primarily due to the following:

•	An increase in salary and related benefits of approximately $18.5 million;
•

The acquisition of JTECH contributed approximately $3.7 million of operating expenses for the six months in fiscal year 2005 of which approximately $2.7 million of the increase was related to salary and benefits;

•	Foreign exchange increases of approximately $2.9 million; and,
•	Approximately $2.3 million additional external costs were incurred related to the requirements of Sarbanes-Oxley Section 404 compared to fiscal year 2004.

Research and Development (“R&D”):

          R&D expenses consist primarily of labor costs less capitalized software development costs.  An analysis of R&D activities was as follows:

	Fiscal Year Ended June 30,

(in thousands)	2005	2004

Total R&D	$33,144	$32,387
Capitalized software development costs	(5,745)	(5,178)

Total R&D expenses	$27,399	$27,209

% of Revenue	4.6%	5.6%

          The increase in total R&D was primarily due to Datavantage’s additional development of approximately $1.5 million in fiscal year 2005, partially offset with the completion of previous development projects.

Depreciation and Amortization Expenses:

          Depreciation and amortization expenses for fiscal year 2005 increased approximately $0.3 million to approximately $10.1 million compared to fiscal year 2004.

Income from Operations:

          Income from operations for fiscal year 2005 increased approximately $22.0 million, or 38.8%, to approximately $78.9 million, compared to fiscal year 2005.  The increase was mainly due to an overall increase in sales volume due to improved market conditions and favorable exchange rate fluctuations.  In addition, the increase was attributable to favorable expenses as a percent of revenue, partially offset by a higher cost of sales as a percent of revenue, all of which are explained above in more detail.

Non-operating Income (Expense):

          Net non-operating income for fiscal year 2005 was approximately $2.2 million compared to approximately $0.7 million for fiscal year 2004.  The increase of approximately $1.5 million was primarily due to:

•	An increase in interest income of approximately $0.9 million; and
•	An increase in foreign exchange gain of approximately $1.0 million.
•

Above increases were partially reduced by fiscal year 2004 non-operating income which included approximately $1.3 million in legal settlement gain, offset with approximately $0.8 million write off of an investment.

          The effective tax rates for fiscal year 2005 and 2004 were 33.0% and 41.0%, respectively.  The decrease was due to the relative mix of earnings and the consolidation of functions in lower taxing jurisdictions.  The decrease in the tax rate contributed to an increase of approximately $6.5 million in net income.

Non-GAAP Disclosure (Excluding Share-based Compensation Expense):

          The following non-GAAP presentation is provided to enhance the understanding of our historical financial performance and the comparability between periods.  Our financial statements for fiscal year 2006 include non-cash share-based compensation expense of approximately $9.1 million while our financial statements for fiscal years 2005 and 2004 do not reflect a comparable expense as a result of the change in accounting rules.  Accordingly, to supplement the consolidated financial statements presented in accordance with GAAP, we are including a non-GAAP presentation of selected financial information, excluding approximately $9.1 million of the non-cash share-based compensation expenses recorded in accordance with SFAS No. 123(R) during the fiscal year 2006.  As discussed above under “Share-Based Compensation Expense,” SFAS No. 123(R) required us to expense the fair value of grants made under our stock option program over the vesting period of the plan.  We adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Before July 1, 2005, we applied the intrinsic value based method of accounting prescribed by APB No. 25 in accounting for stock option awards.  We had not recognized any related compensation expense in our consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.

	Fiscal Year Ended June 30,

	2006			2005

(in thousands, except per share data)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP, without the application of SFAS No. 123(R)	GAAP, as reported	% Increase

Revenue	$678,953	$—	$678,953	$597,264
Cost of sales	333,270	(35)	333,235	295,480

Gross margin	345,683	35	345,718	301,784
SG&A	216,827	(8,851)	207,976	185,398
R&D	27,120	(249)	26,871	27,399
Depreciation and amortization	10,459	—	10,459	10,112

Total operating expenses	254,406	(9,100)	245,306	222,909

Income from operations	91,277	9,135	100,412	78,875	27.3%
Non-operating income, net	4,388	—	4,388	2,219

Income before taxes, minority interests and equity in net earnings of affiliates	95,665	9,135	104,800	81,094	29.2%
Income tax provision	31,455	2,027	33,482	26,761

Income before minority interests and equity in net earnings of affiliates	64,210	7,108	71,318	54,333	31.3%
Minority interests and equity in net earnings of affiliates	(682)	—	(682)	(673)

Net income	$63,528	$7,108	$70,636	$53,660	31.6%

Net income per share-diluted	$1.56	$0.18	$1.74	$1.35	28.9%

          Income from operations for fiscal year 2006, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased approximately $21.5 million or 27.3%, to approximately $100.4 million compared to fiscal year 2005.  The increase was mainly due to an overall increase in sales volume coupled with lower cost of sales and SG&A as percents of revenue, all of which are discussed above.

          Net income for fiscal year 2006, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased approximately $17.0 million, or 31.6%, to approximately $70.6 million.  Diluted net income per share, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased $0.39 per share, or 28.9%, to $1.74 per share.

Recent Accounting Standards

          FIN 48

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We are currently reviewing the impact of the adoption of the FIN 48 on our consolidated financial position, results of operations and cash flows.

          SAB No. 107

          In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107, “Share-Based Payments” in which the SEC expressed views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The application of SAB No. 107 has not had a material impact on our consolidated financial position, results of operations and cash flows.

          FASB Staff Position No. 143-1

          In June 2005, the FASB issued FSP No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for electronic equipment waste obligations.  In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste – i.e., electronic waste obligations relating to equipment put on the market before August 13, 2005, as defined in the European Union Directive 2002/96/EC (the “Directive”).  Among other things, the Directive requires entities to provide for the treatment of electrical waste and electronic equipment and member states to adopt financing schemes for that treatment.  Under the framework established by the Directive, the responsibility to dispose of historical waste used by other than private household users (the “Commercial Users”) rests with the Commercial User.  The FSP FAS 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005.  This guidance is effective for the first reporting period ending after the later of June 8, 2005 or the date of passage of legislation by an EU member state imposing the disposal obligation on a Commercial User or commercial producer.  The adoption of FSP FAS 143-1 did not have a material effect on our consolidated financial position and results of operation.  Additionally, we do not expect FSP FAS 143-1 to have a material effect on our consolidated financial position, results of operations and cash flows from those European countries where the Directive has not yet become effective.

          SFAS No. 154

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005.  We are required to adopt SFAS 154 effective our first quarter of fiscal year 2007 and do not currently anticipate any voluntary changes in accounting principles.

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

          The passage of the AJCA resulted in issuance of the following two FSP:

          FSP No. 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued in the fourth quarter of 2004.  Under this FSP, the deduction is treated as a “special deduction” as described in SFAS No. 109.  FSP No. 109-1 did not have a material effect on our consolidated financial position, results of operation and cash flows.

          FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was also issued in the fourth quarter of 2004.  Under this FSP, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109.  The AJCA included a tax relief provision allowing an entity a reduced tax rate on dividends received from controlled foreign corporations if certain conditions are satisfied.  We did not recognize any tax benefits from the effect of the new tax law.

Purchases of Company Stock

          In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock.  During fiscal year 2005, the Company purchased all remaining shares authorized under that plan.  In fiscal year 2005, the Board of Directors authorized the purchase of up to an additional two million shares of the Company’s common stock.

          A summary of the cumulative number of whole shares purchased under both plans through June 30, 2006 is as follows:

	Number of Shares	Average Per Share Purchase Price	Total Purchase Value (in thousands)

Fiscal year:
2002 - 2003	755,682	$12.29	$9,291
2004	843,780	$20.28	17,112
2005	897,200	$29.85	26,777
2006	921,337	$43.67	40,234

	3,417,999	$27.33	$93,414

Liquidity and Capital Resources

          Before July 29, 2005 (i.e., for most of the first month of the fiscal year ended June 30, 2006), we maintained two credit agreements (the “Former Credit Agreements”) that in the aggregate provided a $65.0 million multi-currency committed line of credit, which expired on July 31, 2005.  The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of our subsidiaries.  The interest rate under the Former Credit Agreements for U.S. dollar advances was at the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters.  The interest rate for foreign currency advances was at the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon our consolidated EBITDA for the immediately preceding four calendar quarters.  The Former Credit Agreements required that we pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  In addition, the Former Credit Agreements contained certain financial covenants and restrictions on our ability to assume additional debt and pay cash dividends.

          Effective July 29, 2005, we entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009.  The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The international facility is secured by 65% of the capital stock of our Ireland subsidiary and 100% of all of the foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as all inventory and receivables located in the U.S.

          The interest rate under the New Credit Agreements is at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency compared to LIBOR rate plus 125 to 200 basis points for borrowings in foreign currencies, depending upon our consolidated EBITDA for the immediately preceding four calendar quarters.  Under the terms of the New Credit Agreements, we paid certain upfront fees and arrangement fees, totaling approximately $0.2 million.  Additionally, we are required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The New Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.

          As of June 30, 2006, we had approximately $2.1 million outstanding on the lines of credit and had approximately $62.9 million available for future borrowings.  The total outstanding balance consisted of the following:

•	SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the June 30, 2006 exchange rate);
•	JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the June 30, 2006 exchange rate), and
•	NZD (New Zealand Dollar) 0.5 million (approximately $0.3 million at the June 30, 2006 exchange rate).

          We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the June 30, 2006 exchange rate).  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.2 million (approximately $0.3 million at the June 30, 2006 exchange rate) for German guarantees.  As we have significant international operations, our Euro-denominated borrowings do not represent a significant foreign exchange risk.  On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.  As of June 30, 2006, there were no balances outstanding on this credit facility.

          As of June 30, 2006, we had approximately $63.9 million available to borrow under all credit facilities available at that time.  The amount available to borrow was reduced by approximately $0.3 million for German guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of June 30, 2006 was 3.6%.  As of August 31, 2006, the total outstanding balance on the lines of credit was approximately $1.8 million and we had approximately $64.2 million available to borrow under all credit facilities available at that time.

          While the committed lines of credit bear interest at a floating rate of interest, we do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

          As discussed above, under “Share-Based Compensation Expenses,” in December 2004 the FASB issued SFAS No. 123(R).  The statement became effective July 1, 2005, and requires the tax benefits realized from stock option exercises to be classified as cash inflows from financing activities, and also requires us to expense the fair value of grants made under the stock option program.  As a result, net cash flows provided by operating activities for fiscal year 2006 of approximately $121.7 million is not comparable to net cash flows provided by operating activities for fiscal years 2005 and 2004 of approximately $90.3 million and $71.9 million, respectively, because approximately $13.3 million in tax benefits realized from stock option exercises for fiscal year 2006 is classified as cash inflows from financing activities, compared to fiscal years 2005 and 2004 for which the tax benefits from stock option exercises are classified as a component of cash provided by operations.

          Net cash provided by operating activities for fiscal year 2006 was approximately $121.7 million versus approximately $90.3 million for fiscal year 2005.  We used approximately $29.4 million for investing activities, including approximately $14.3 million for the purchase of property, plant, and equipment and internally developed software and approximately $14.1 million for the purchase of CommercialWare.

Net cash used in financing activities was approximately $9.0 million, consisting primarily of repurchases of our stock for approximately $40.2 million, partially offset by proceeds from the issuance of stock under the employee option plan of approximately $18.5 million and tax benefits realized from stock option exercises of approximately $13.3 million.  All cash and cash equivalents are being retained for the operation and expansion of the business and the repurchase of our stock.

          During fiscal year 2006, we entered into a third amendment to our lease for our headquarters facility in Columbia, Maryland, pursuant to which the term of the lease was extended to February 28, 2016.

          We anticipate that our cash and cash equivalents, cash generated from operations along with our available lines of credit are sufficient to provide our working capital needs for the next 12 months.  We also believe that our cash and cash equivalents, cash generated from operations along with our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future.  However, if for any reason, we need to raise additional funds, we believe we will be able to raise additional funds either through the issuance of our common stock or by entering into additional financing agreements.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2007 will be approximately $11 million.

          Financial indicators of our liquidity and capital resources as of June 30 were as follows:

(in thousands, except ratios)	2006	2005

Cash and cash equivalents	$237,222	$153,521

Available credit facilities	$66,279	$66,210
Outstanding credit facilities	(2,134)	(2,387)
Outstanding guarantees	(293)	(639)

Unused credit facilities	$63,852	$63,184

Working capital (1)	$253,121	$190,436

Long-term debt and capital lease obligations:
Current	$89	$162
Non-current	424	251

Total	$513	$413

Shareholders’ equity	$417,116	$345,171

Current ratio (2)	2.24	2.08

(1)	Current assets less current liabilities.
(2)	Current assets divided by current liabilities.

Inflation

          We have not experienced any significant impact as a result of inflation.

Contractual Obligations (as of June 30, 2006)

          The following table summarizes our contractual arrangements at June 30, 2006.

	Payments due by period

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Net operating lease obligations	$86,620	$13,933	$20,656	$16,448	$35,583
Capital lease obligations	513	89	361	63	—
Purchase obligations	425	425	—	—	—

Total	$87,558	$14,447	$21,017	$16,511	$35,583

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to interest rate risk and to foreign currency exchange rate risk.  See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II, Item 7 for information regarding foreign currency exchange risks.  The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks.  The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2005, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future.  The Company’s lines of credit bear interest at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency compared to LIBOR rate plus 125 to 200 basis points for borrowings in foreign currencies, depending on the Company’s EBITDA for the immediately preceding four calendar quarters.  At June 30, 2006, the Company had total borrowings of approximately $2.1 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   Management believes that the fair value of the debt equals its carrying value at June 30, 2006 and June 30, 2005. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

          To minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Part IV, Item 15(a) 1.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          Management of MICROS Systems, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management evaluated the Company’s internal control over financial reporting as of June 30,  2006.  In making this assessment, management used the framework established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective.

          Management has excluded CommercialWare, a wholly-owned subsidiary of the Company that was acquired in a purchase business combination during the fiscal year ended June 30, 2006, from its assessment of internal control over financial reporting.  CommercialWare’s total assets at June 30, 2006 and total revenues for the fiscal year ended June 30, 2006 represent approximately $21.4 million and $4.8 million, respectively.

          The Company’s independent auditors, PricewaterhouseCoopers LLP, have audited management’s assessment of the Company’s internal control over financial reporting.  Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements is included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

          Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

Change in Internal Control over Financial Reporting

          No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position

T. Paul Armstrong	Executive Vice President, Chief Technology Officer
Louis M. Brown, Jr.	Director and Vice Chairman of the Board
B. Gary Dando	Director
A. L. Giannopoulos	Chairman, President and Chief Executive Officer
J. Alan Hayman*	Executive Vice President, Restaurant Sales and Strategies
Daniel G. Interlandi	Executive Vice President, North American Sales
Bernard Jammet	Executive Vice President, Latin American Sales
Gary C. Kaufman	Executive Vice President, Finance and Administration and Chief Financial Officer
Jennifer Kurdle	Executive Vice President, Leisure & Entertainment
Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel
John G. Puente	Director
Cynthia A. Russo	Vice President and Corporate Controller
Dwight S. Taylor	Director
William S. Watson	Director

Directors of the Registrant are elected for a term of one year.

*Mr. Hayman retired from the Company effective June 23, 2006.

          Directors and Executive Officers of the Registrant during fiscal year 2006:

          T. Paul Armstrong, 48, joined the Company in July 1981 as a software engineer.  In December 1983, he was promoted to the position of Director, Systems Engineering.  In November 1989 he was promoted to Vice President, Research and Development.  In October 1993, Mr. Armstrong was named Vice President and Product Manager, Full Service Products.  In July 1995, Mr. Armstrong was promoted to Senior Vice President, Research and Development, in April 1996, he was made Senior Vice President and General Manager for the Table Service Restaurant Group, in April 1997 was named Senior Vice President and General Manager for the Strategic Account Group, and in June 2000, Mr. Armstrong was promoted to the position of Executive Vice President, New Technologies.  In April 2006, Mr. Armstrong was promoted to his current position of Executive Vice President, Chief Technology Officer.  Mr. Armstrong holds a masters degree from Cambridge University, England.

          Louis M. Brown, Jr., 63, has been a Director of the Company since 1977.  Mr. Brown held the position of President and Chief Executive Officer of the Company from January 1986 until his appointment as Chairman of the Board in January 1987.  In April 2001, Mr. Brown tendered his resignation as Chairman, and was appointed Vice Chairman.  He also serves as Chairman of Precision Auto Care, Inc., a franchise company for the auto care industry.  Additionally, Mr. Brown serves as President and a director of IDEAS, Inc., a supplier of high technology, custom-engineered products and services. Formerly, Mr. Brown served as Chairman of Autometric, Inc. and of Planning Systems, Inc.  He is a graduate of the Johns Hopkins University (B.E.S.-E.E.).

          B. Gary Dando, 64, has been a Director of the Company since November 2003.  Retiring in June 2001, Mr. Dando worked for Ernst & Young LLP for 37 years, the last 25 of which he served as a partner.  While at Ernst & Young LLP, Mr. Dando serviced a broad array of clients, including those in high technology, biosciences, government contracting, manufacturing and banking.  Mr. Dando also held positions of national and regional operational responsibility within Ernst & Young LLP in areas of practice management and operations, and co-authored various internal training publications, including those relating to audit procedures and government contracting.  Mr. Dando previously served on the board of directors and as chairman of the audit committee of PEC Solutions, Inc., a publicly held professional services firm, until it was acquired by Nortel in June 2005.  Additionally, Mr. Dando is currently a member of the Board of Trustees, University System of Maryland Foundation, Inc., where he is also a member of the Finance Committee and Chairman of the Spending Policy Committee, and the University of Maryland College Park Foundation, where he is a member of the Budget and Audit Committee.  Mr. Dando is a 1964 graduate of the University of Maryland, with a Bachelor of Science degree in Accounting.

          A. L. Giannopoulos, 66, has been a Director since March 1992 and was elected President and Chief Executive Officer of the Company in May 1993.  In April 2001, Mr. Giannopoulos was appointed Chairman of the Company’s Board of Directors.  Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for 30 years, and was hired by the Company pursuant to an Employment Agreement to terminate December 31, 1999, subsequently amended to terminate on June 30, 2009.  In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group.  Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

          Daniel G. Interlandi, 53, began his career with the Company in 1980, and has held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing.  He was promoted to Vice President, Full Service Products in May 1993 and to Senior Vice President, Sales and Marketing in September 1993.  In April 1996, he was appointed Senior Vice President and General Manager, Leisure and Entertainment Group, and in April 1997, he assumed additional responsibility for the Table Service Restaurant Group.  In fiscal year 2000, Mr. Interlandi had oversight responsibility for EAME operations, and in January 2001, Mr. Interlandi was appointed to his current position, Executive Vice President, North American Sales.  Mr. Interlandi is a 1975 graduate of Knox College.

          Bernard Jammet, 48, joined the Company in July 1984 as European Sales Manager.  In 1988, he was named Managing Director for Europe/Africa/Middle East Operations and was promoted to Vice President in November 1990.  In November 1994, he was promoted to the position of Senior Vice President, International Operations.  In October 1998, he was appointed Executive Vice President, Product Development, and in January 2001, Mr. Jammet was appointed to his current position of Executive Vice President, Latin American Group.  Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France.  Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

          Gary C. Kaufman, 56, served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer.  Subsequent to June 30, 1996, he was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer, and in September 1999, was promoted to Executive Vice President, Finance and Administration and Chief Financial Officer.  Previously, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions.  Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

          Jennifer Kurdle, 39, joined the Company in 1990, and over the next eleven years, she was promoted through various positions, including Major Account Sales Support, Sales Executive, Director of Sales, and Vice President -- Project Management, before being appointed in 2001 to the position of Vice President of Leisure & Entertainment.  She was subsequently appointed Senior Vice President of Leisure & Entertainment, and then, in November 2005, was appointed to her current position of Executive Vice President, Leisure & Entertainment.  Ms. Kurdle graduated from Fairmont State University in 1989.

          Thomas L. Patz, 46, joined the Company in August 1995 as General Counsel.  In November 1996, he was promoted to the position of Vice President and General Counsel.  In September 1999, Mr. Patz was promoted to the position of Senior Vice President and General Counsel, and in January 2000, Mr. Patz was promoted to his present position of Executive Vice President, Strategic Initiatives, and General Counsel.  Previously, Mr. Patz was Assistant General Counsel of Westinghouse Electric Corporation.  Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor.  Mr. Patz is a member of the Maryland State Bar.

          John G. Puente, 76, has been a Director of the Company since May 1996.  Mr. Puente served as Chairman of Telogy Networks, Inc., a developer of communications software products until August 1999, at which time Texas Instruments acquired it.  Mr. Puente is on the Board of Directors of Primus Telecommunications, a long distance telecommunications service provider.  Previously, he was Chairman and Chief Executive Officer of Orion Network Systems, a company that provides satellite services and facilities.  Before joining Orion, Mr. Puente was Vice Chairman of M/A-Com, a supplier of microwave components and systems to the telecommunications industry.  He was a founder and Chairman of Digital Communications Corporation (now Hughes Network Systems) and SouthernNet, a fiber optic long distance company that merged to form Telecom USA and was later acquired by MCI.  Mr. Puente is a graduate of Polytechnic Institute of New York, and holds a Masters degree from Stevens Institute of Technology.  He is also Chairman of the Board of Trustees of Capitol College.

          Cynthia A. Russo, 36, joined the Company in January 1996 as a Senior Accountant.  In October 1996, she was promoted to Manager of Accounting, in March 1999, she was promoted to Director of Financial Reporting and Services, in February 2000 she was promoted to Director of Corporate Reporting and Accounting, and in May 2001 she was promoted to her current position, Vice President and Corporate Controller.  Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University.  She is a Certified Public Accountant and a Certified Internal Auditor.

          Dwight S. Taylor, 61, has been a Director of the Company since 1997.  He is President of COPT Development & Construction Services, LLC, a commercial real estate development firm with offices in Columbia, Maryland, and a subsidiary of Corporate Offices Properties Trust, a publicly held real estate investment trust.  From 1984 until 1998, Mr. Taylor, was employed by Constellation Real Estate, Inc. in various capacities.  Mr. Taylor is also past President of the Maryland Chapter of the National Association of Industrial and Office Properties (“NAIOP”), and a member of the NAIOP National Board.  Mr. Taylor currently serves on the Trustee Boards of the Baltimore Polytechnic Institute Foundation, Capitol College, and Lincoln University.  He also serves on the Board of Directors of T. Rowe Price Group, Inc.  Mr. Taylor is a 1968 graduate of Lincoln University with a Bachelor of Arts degree in Economics.

          William S. Watson, 62, has been a Director of the Company since 2000.  He currently serves as Chairman of ISM, a Boston based advertising agency, which specializes in the travel and leisure industries and is the Managing Partner of ISM’s consulting arm, The Prism Partnership, LLC.  Mr. Watson also serves as Chairman and Executive Vice President of TLX, Inc., a provider of logistics solutions to the airline industry, based in Scottsdale, Arizona.  During his career, Mr. Watson also served as Vice President of Strategic Marketing for ITT-Sheraton Hotels, and Executive Vice President, Chief Operating Officer of Best Western International.  Mr. Watson is a 1964 graduate of Croydon Polytechnic, with a degree in Mechanical Engineering.

          Information relating to filings made pursuant to Section 16 of the Securities Exchange Act of 1934 will be set forth in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

          The information required by Item 11 will be set forth in the Company’s Proxy Statement under the caption “Executive Compensation,” and that information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by Item 12 relating to security ownership of certain beneficial owners and management will be set forth in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and that information is incorporated herein by reference.

Equity Compensation Plan Information

As of June 30, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,809,971	$25.34	1,630,258

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,809,971	$25.34	1,630,258

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Effective June 30, 1995, and as subsequently amended on February 1, 1999, April 26, 2001, and September 4, 2003, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million per year plus an annual target bonus.  During each of the three fiscal years ended June 30, 2006, the Company compensated Mr. Brown approximately $0.4 million for consulting fees and annual target bonuses that were accrued during the fiscal year that they were earned and paid in the following fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)		The following documents are filed as a part of this report:

	1.	Financial Statements:
		Report of Independent Registered Public Accounting Firm	51
		Consolidated balance sheets as of June 30, 2006 and 2005	53
		Consolidated statements of operations for the fiscal years ended June 30, 2006, 2005 and 2004	54
		Consolidated statements of cash flows for the fiscal years ended June 30, 2006, 2005 and 2004	55
		Consolidated statements of shareholders’ equity and comprehensive income for the fiscal years ended June 30, 2006, 2005 and 2004	56
		Notes to consolidated financial statements	57

	2.	Financial Statement Schedules:
		Schedule II – Valuation and qualifying accounts and reserves

		All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

	3.	Exhibits:

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(ii)(a)	By-laws of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(ii)(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.
10(a)(1)*

Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10(a)(2)*

First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10(a)(3)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2005 Annual Meeting of Shareholders
10(b)*

Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10(b)(1)*

First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10(b)(2)*

Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10(b)(3)*

Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10(b)(4)*

Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10(b)(5)*

Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10(b)(6)*

Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10(b)(7)*

Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.

10(b)(8)*

Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.

10(c)*

Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10(c)(1)*

First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(c)(2)*

Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10(c)(3).*

Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10(d).*

Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10(d)(1).*

First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(e).*

Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10d above, as Mr. Patz’ agreement is an agreement identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman).

10(e)(1).*

First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10(d)(1) above, as Mr. Patz’ amendment is an amendment identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman).

10(f).*

Supplemental Executive Retirement Plan effective August 25, 2005, the final form, of which was approved by the Board of Directors on November 19, 2004, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2004.

10(f)(1).*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on April, 27, 2005, filed with this Annual Report on Form 10-K for the period ended June 30, 2006.
10(g)

Amended and restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, MSI Delaware, LLC, Micros-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the period ended June 30, 2005.

10(g)(1).

Amended and restated Credit Agreement, effective as of July 29, 2005, among Micros-Fidelio (Ireland) Ltd., Micros-Fidelio Systems (UK) Ltd., Micros-Fidelio España S.L., Micros Fidelio (Canada), Ltd., Micros-Fidelio Brazil, Ltda., Micros-Fidelio France S.A.S., Hospitality Technologies, S.A., Micros-Fidelio Mexico S.A. de C.V., Micros Systems Holding GmbH, Micros-Fidelio GmbH, Micros-Fidelio Software Portugal Unipessoal Lda, Micros-Fidelio (Thailand) Co., Ltd., Micros-Fidelio Singapore Pte Ltd., Micros-Fidelio Software (Philippines), Inc., Micros-Fidelio Japan Ltd., Micros-Fidelio Australia Pty. Ltd., Micros-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the period ended June 30, 2005.

14.	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2004.
21.	Subsidiaries of the Company (filed herewith)
23.	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)**

* Management contract or compensatory plan or arrangement.

**    These certifications are being furnished solely to accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

The annual report will be mailed to shareholders before the annual meeting scheduled for November 17, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MICROS Systems, Inc:

We have completed integrated audits of MICROS Systems, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2006 and June 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded CommercialWare, Inc., a wholly-owned subsidiary of the Company, from its assessment of internal control over financial reporting as of June 30, 2006 because CommercialWare, Inc. was acquired by the Company in a purchase business combination during 2006.  We have also excluded CommercialWare, Inc. from our audit of internal control over financial reporting.  CommercialWare, Inc. is a wholly-owned subsidiary whose total assets and total revenues, represent $21.4 million and $4.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
September 13, 2006

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2006	June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$237,222	$153,521
Accounts receivable, net of allowance for doubtful accounts of $20,335 at June 30, 2006 and $16,202 at June 30, 2005	141,159	131,423
Inventory, net	46,637	42,664
Deferred income taxes	16,649	10,883
Prepaid expenses and other current assets	15,485	28,934

Total current assets	457,152	367,425

Property, plant and equipment, net	23,794	21,308
Deferred income taxes, non-current	16,192	18,195
Goodwill	98,581	86,781
Intangible assets, net	10,427	10,958
Purchased and internally developed software costs, net of accumulated amortization of $43,267 at June 30, 2006 and $36,062 at June 30, 2005	38,328	40,160
Other assets	3,383	2,401

Total assets	$647,857	$547,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$2,134	$2,387
Accounts payable	36,022	38,253
Accrued expenses and other current liabilities	84,897	74,543
Current portion of capital lease obligations	89	162
Income taxes payable	12,416	3,260
Deferred income taxes	227	362
Deferred service revenue	68,246	58,022

Total current liabilities	204,031	176,989

Capital lease obligations, net of current portion	424	251
Deferred income taxes, non-current	14,998	16,105
Other non-current liabilities	8,146	5,905
Minority interests	3,142	2,807
Commitments and contingencies (Note 11)

Shareholders’ Equity:
Common stock, $0.0125 par value; authorized 50,000 shares; issued and outstanding 38,980 at June 30, 2006 and 38,645 at June 30, 2005	487	482
Capital in excess of par	100,723	99,990
Retained earnings	302,848	239,320
Accumulated other comprehensive income	13,058	5,379

Total shareholders’ equity	417,116	345,171

Total liabilities and shareholders’ equity	$647,857	$547,228

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended June 30,

	2006	2005	2004

Revenue:
Hardware	$215,561	$191,785	$151,640
Software	120,093	106,370	82,486
Service	343,299	299,109	253,317

Total revenue	678,953	597,264	487,443

Cost of sales:
Hardware	144,061	127,349	105,507
Software	23,488	22,822	16,372
Service	165,721	145,309	116,455

Total cost of sales	333,270	295,480	238,334

Gross margin	345,683	301,784	249,109

Selling, general and administrative expenses	216,827	185,398	155,235
Research and development expenses	27,120	27,399	27,209
Depreciation and amortization	10,459	10,112	9,831

Total operating expenses	254,406	222,909	192,275

Income from operations	91,277	78,875	56,834

Non-operating income (expense):
Interest income	5,066	2,461	1,300
Interest expense	(210)	(1,235)	(1,004)
Other (expense) income, net	(468)	993	408

Total non-operating income, net	4,388	2,219	704

Income before taxes, minority interests and equity in net earnings of affiliates	95,665	81,094	57,538
Income tax provision	31,455	26,761	23,592

Income before minority interests and equity in net earnings of affiliates	64,210	54,333	33,946
Minority interests and equity in net earnings of affiliates	(682)	(673)	(667)

Net income (1)	$63,528	$53,660	$33,279

Net income per common share (1):
Basic	$1.64	$1.43	$0.91

Diluted	$1.56	$1.35	$0.87

Weighted-average number of shares outstanding:
Basic	38,692	37,514	36,489

Diluted	40,624	39,803	38,453

(1) See Note 2, “Share-based Compensation” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,

	2006	2005	2004

Cash flows from operating activities:
Net income	$63,528	$53,660	$33,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,459	10,112	9,831
Amortization of capitalized software	6,978	7,451	6,705
Provision for losses on accounts receivable excluding recoveries	5,454	5,859	3,370
Provision for inventory obsolescence	3,530	2,655	2,002
Undistributed earnings from equity investment and minority interest	682	673	667
Provision for deferred income taxes (benefit)	(1,950)	3,267	4,430
Net loss on disposal of property, plant and equipment and equipment capitalized software	1,492	—	—
Loss on other than temporary decline in investments	—	—	800
Share-based compensation	9,135	—	—
Income tax benefit from stock options exercised	—	22,117	5,305
Legal settlement, net	—	—	1,260
Changes in assets and liabilities (net of impact of acquisitions):
Increase in accounts receivable	(12,306)	(34,454)	(4,836)
Increase in inventory	(7,182)	(6,789)	(5,268)
Decrease (increase) in prepaid expenses and other assets	12,975	(10,927)	1,421
(Decrease) increase in accounts payable	(2,944)	7,712	5,483
Increase in accrued expenses and other current liabilities	14,282	18,723	9,106
Increase (decrease) in income taxes payable	10,193	(4,543)	(5,795)
Increase in deferred service revenue	7,355	14,778	4,155

Net cash flows provided by operating activities	121,681	90,294	71,915

Cash flows from investing activities:
Net cash paid for acquisitions	(14,094)	(18,538)	—
Purchases of property, plant and equipment	(10,740)	(10,245)	(8,760)
Internally developed software	(3,523)	(5,745)	(5,178)
Purchases of other intangible assets	(575)	—	—
Disposal of property, plant and equipment	112	—	83
Purchases of short-term investments	—	(175,200)	(43,000)
Proceeds from sales of short-term investments	—	183,200	35,000
Purchases of other investments	(500)	—	(500)

Net cash flows used in investing activities	(29,320)	(26,528)	(22,355)

Cash flows from financing activities:
Repurchases of stock	(40,234)	(26,777)	(17,112)
Proceeds from stock option exercises	18,532	33,150	13,695
Realized tax benefits from stock option exercises	13,305	—	—
Principal payments on line of credit	(628)	—	(11,837)
Proceeds from lines of credit	318	—	3,847
Dividends to minority owners	(262)	(316)	(166)
Net (decrease) increase in capital lease obligations	(60)	90	(92)
Payment of shareholder loan	—	—	(363)

Net cash flows (used in) provided by financing activities	(9,029)	6,147	(12,028)

Effect of exchange rate changes on cash and cash equivalents	369	157	237

Net increase in cash and cash equivalents	83,701	70,070	37,769

Cash and cash equivalents at beginning of year	153,521	83,451	45,682

Cash and cash equivalents at end of year	$237,222	$153,521	$83,451

Supplemental disclosures of cash flow information:
Cash paid (received) during the fiscal year for:
Interest	$213	$2,322	$1,395

Income taxes (net refund)	$(971)	$14,922	$23,243

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total
			Capital in Excess of Par	Retained Earnings
	Shares	Amount

Balance, June 30, 2003	36,036	$450	$69,644	$152,381	$(1,247)	$221,228
Comprehensive income:
Net income	—	—	—	33,279	—	33,279
Foreign currency translation adjustments	—	—	—	—	6,578	6,578

Total comprehensive income						39,857
Stock issued upon exercise of options	1,478	18	13,677	—	—	13,695
Repurchases of stock	(844)	(11)	(17,101)	—	—	(17,112)
Income tax benefit from options exercised	—	—	5,305	—	—	5,305

Balance, June 30, 2004	36,670	457	71,525	185,660	5,331	262,973

Comprehensive income:
Net income	—	—	—	53,660	—	53,660
Foreign currency translation adjustments	—	—	—	—	48	48

Total comprehensive income						53,708
Stock issued upon exercise of options	2,872	36	33,114	—	—	33,150
Repurchases of stock	(897)	(11)	(26,766)	—	—	(26,777)
Income tax benefit from options exercised	—	—	22,117	—	—	22,117

Balance, June 30, 2005	38,645	482	99,990	239,320	5,379	345,171

Comprehensive income:
Net income	—	—	—	63,528	—	63,528
Foreign currency translation adjustments	—	—	—	—	7,679	7,679

Total comprehensive income						71,207
Share-based compensation	—	—	9,135	—	—	9,135
Stock issued upon exercise of options	1,256	16	18,516	—	—	18,532
Repurchases of stock	(921)	(11)	(40,223)	—	—	(40,234)
Income tax benefit from options exercised	—	—	13,305	—	—	13,305

Balance, June 30, 2006	38,980	$487	$100,723	$302,848	$13,058	$417,116

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business and summary of significant accounting policies:

Description of business

          MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries.  The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services.  The hospitality industry includes numerous defined markets such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships.  The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, food, hardware, jewelry, and other specialty items.  (References to “MICROS” or the “Company” herein include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

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

Principles of consolidation

          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  The net income of the Company’s subsidiaries are recorded net of minority interests. Investments in 20% through 50% owned affiliated companies and any investments in affiliated companies, in which the Company exercises significant influence over operating and financial affairs, are accounted for under the equity method.  Otherwise, investments are recorded at cost.  All significant intercompany accounts and transactions have been eliminated.

Reclassifications and stock split

          Certain previously reported amounts have been reclassified to conform to the fiscal years 2006 and 2005 presentations.  Auction rate securities totaling approximately $8.0 million, which was previously classified as cash and cash equivalents in the consolidated balance sheet at June 30, 2004, are now classified as short term investments.  As a result of this change, the consolidated statement of cash flows for the fiscal year ended June 30, 2004 reflects the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification resulted in approximately $8.0 million reduction in cash flows from investing activities for the fiscal year ended June 30, 2004.

          On January 31, 2005, the Company affected a two-for-one stock split in the form of a 100 percent stock dividend.  All historical references below to shares of common stock, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split.

Share-based compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” became effective July 1, 2005, and requires the Company to expense the fair value of grants made under the stock option program over the vesting period of the plans.  The Company adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statement of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input of highly subjective assumptions, such as those listed below.  The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of June 30, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations, and the fair value of those vested awards.  The Company recognizes non-cash share-based compensation expense ratably over the requisite service periods, which generally equals the vesting period of options, adjusted for expected forfeitures.

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

Revenue recognition

          Revenue consists of software license revenue, hardware revenue, and service revenue.  Software license revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”).”  Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement.  Software license revenue, hardware revenue and service and support revenue are generally recognized when the four basic criteria of SOP 97-2 are met as follows:

•

Persuasive evidence of an arrangement exists:  The Company considers a contract signed by both parties to the agreement or a purchase order received from the customer persuasive evidence of an arrangement.

•

Delivery has occurred or services have been rendered: Delivery occurs at the time of shipment if the risk of ownership has passed to the buyer or in the case of electronic delivery, the customer is given access to the licensed programs.

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Costs related to shipping and handling and billable travel expenses are included in cost of sales.  The Company reduces revenue for estimated customer returns and allowances.

          Hardware

          Hardware revenue is typically recognized at the time of shipment if the risk of ownership has passed to the buyer in accordance with Statement of Accounting Bulletin (“SAB”) 104.  If the risk of ownership has not passed to the buyer at the time of shipment, recognition of the hardware revenue is deferred until the risk has passed to the buyer.

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

          Service

          Service revenue consists of maintenance support, installation revenue, customer specific development work and more recently also includes software-hosting services  Maintenance support and software-hosting services are initially recorded as deferred service revenue and is recognized ratably over the contract term.  Installation services, which include project management, systems planning, design and implementation, customer configurations, training and assistance activating the Company’s products are recognized as the work is performed.

          The Company’s software is ready to use by the customer upon receipt.  While many of the customers may choose to tailor the software to fit their specific needs or require the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to or development of the underlying source code.

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventory

          Inventory is stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out pricing method.

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

Warranties

          The Company’s products are under warranty for defects in material and workmanship for a period ranging from 12 to 36 months.  JTECH Communications, Inc., acquired in January 2005, does extend to a limited number of customers “life of the product” warranties on some of its products, provided the customers maintain and continue to honor certain contractual obligations.  The Company establishes an accrual for estimated warranty costs at the time of sale.  Historically, the Company’s warranty expense has not been material.

Capitalized software development costs

          Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations and included in research and development expenses.  Software development costs incurred subsequent to establishing technological feasibility and the purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers, at which time amortization begins.  Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product.  The Company wrote off approximately $1.6 million in capitalized software costs during the fiscal year 2006 related to products for which no future revenue was projected.  Amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately $7.0 million, $7.5 million and $6.7 million, respectively.

Research and development costs

          Expenditures for research and development costs not capitalized as described above are charged to operations as incurred.  Such expenditures consist primarily of salaries and employee benefits and administrative costs.  Research and development costs for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately $27.1 million, $27.4 million and $27.2 million, respectively.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets, during the last three fiscal years ended June 30, 2006.

Goodwill and indefinite-lived purchased intangible assets

          SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets.  The Company assesses whether goodwill and indefinite-lived purchased intangible assets are impaired on an annual basis in accordance with SFAS No. 142 during the first quarter of its fiscal year.  Goodwill is evaluated for impairment by comparing the fair value of each reporting unit to its book value.  The fair value of each reporting unit is determined based on a weighting of the income and market approaches to value.  If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired.  If goodwill is impaired, the Company recognizes an impairment loss based on the amount by which the book value of goodwill exceeds its fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

          Trademarks are the Company’s only indefinite-lived purchased intangible asset. Trademarks are evaluated for impairment by comparing their fair value to book value.  The Company estimates the fair value of trademarks using an income approach to value, and recognizes an impairment loss if the estimated fair value of a trademark is less than its book value.

          Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired.

          The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting segments with recognized goodwill for the purposes of our annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting segments. The Company also considers its market capitalization on the date the analysis is performed.

Advertising costs

          Advertising costs are charged to expense as incurred.  Advertising expenses for the fiscal years 2006, 2005 and 2004 were approximately $4.9 million, $4.6 million and $3.8 million, respectively.

Allowance for doubtful accounts

          The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments.  These allowances are based on customer payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Bad debt expenses, net of recoveries, for the fiscal years 2006, 2005 and 2004 were approximately $5.4 million, $5.7 million and $3.2 million, respectively.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net income per share

          Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Fiscal Year Ended June 30,

(in thousands, except per share data)	2006	2005	2004

Net income	$63,528	$53,660	$33,279

Average common shares outstanding	38,692	37,514	36,489
Dilutive effect of outstanding stock options	1,932	2,289	1,964

Average common shares outstanding assuming dilution	40,624	39,803	38,453

Basic net income per share	$1.64	$1.43	$0.91

Diluted net income per share	$1.56	$1.35	$0.87

Anti-dilutive weighted shares excluded from reconciliation	546	437	1,665

          Fiscal year ended June 30, 2006 includes approximately $9.1 million or  $7.1 million, net of tax, in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R).  See Note 2, “Share-based compensation.”

Fair value of financial instruments

          The carrying amounts of the Company’s financial instruments reflected in the consolidated balance sheet approximate their fair values.

Defined benefit plan

          The Company established a Supplemental Executive Retirement Plan (the “SERP Plan”) to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004.  On April 27, 2005, the Company amended the SERP Plan to provide for vesting of benefits upon a participant’s death.  The SERP Plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions.”  This plan is described more fully in Note 16, “Employee Benefit Plans.”

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting standards

          FIN 48

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company is currently reviewing the impact of the adoption of the FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

          SAB No. 107

          In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments” in which the SEC expressed views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The application of SAB No. 107 has not had a material impact on the Company’s consolidated financial position, results of operations and cash flows.

          FASB Staff Position No. 143-1

          In June 2005, the FASB issued FSP No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for electronic equipment waste obligations.  In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste – i.e., electronic waste obligations relating to equipment put on the market before August 13, 2005, as defined in the European Union Directive 2002/96/EC (the “Directive”).  Among other things, the Directive requires entities to provide for the treatment of electrical waste and electronic equipment and member states to adopt financing schemes for that treatment.  Under the framework established by the Directive, the responsibility to dispose of historical waste used by other than private household users (the “Commercial Users”) rests with the Commercial User.  The FSP FAS 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005.  This guidance is effective for the first reporting period ending after the later of June 8, 2005 or the date of passage of legislation by an EU member state imposing the disposal obligation on a Commercial User or commercial producer.  The adoption of FSP FAS 143-1 did not have a material effect on the Company’s consolidated financial position and results of operation.  Additionally, the Company does not expect FSP FAS 143-1 to have a material effect on the Company’s consolidated financial position, results of operations and cash flows from those European countries where the Directive has not yet become effective.

          SFAS No. 154

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005.  The Company is required to adopt SFAS 154 effective the first quarter of its fiscal year 2007 and does not currently anticipate any voluntary changes in accounting principles.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The passage of the AJCA resulted in issuance of the following two FSP:

          FSP No. 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued in the fourth quarter of 2004.  Under this FSP, the deduction is treated as a “special deduction” as described in SFAS No. 109.  FSP No. 109-1 did not have a material effect on the Company’s consolidated financial position, results of operation and cash flows.

          FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was also issued in the fourth quarter of 2004.  Under this FSP, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109.  The AJCA included a tax relief provision allowing an entity a reduced tax rate on dividends received from controlled foreign corporations if certain conditions are satisfied.  The Company did not recognize any tax benefits from the effect of the new tax law.

2.       Share-based compensation:

          The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  Currently, options are not granted to directors who are not employees of or consultants of the Company.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  The Company provides previously unissued shares of common stock upon a participant’s exercise of vested options.  All outstanding options expire ten years from the date of grant.  The Company has authorized approximately 15.8 million shares for awards of options, of which approximately 1.6 million shares are available for future grants as of June 30, 2006.

          Fiscal Year Ended June 30, 2006

          SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” became effective July 1, 2005 for the Company and requires the Company to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement.  The Company adopted the “Modified Prospective Application” transition method, which does not result in restatement of previously issued financial statements.  Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R).  In addition, non-vested awards that were granted before the effective date of SFAS No. 123(R) also result in recognition of non-cash share-based compensation expense.  The Company recognizes non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In accordance with SFAS No. 123(R), the Company recognized non-cash share-based compensation expenses of approximately $9.1 million (1.3% of total revenue), or $7.1 million, net of tax, which negatively impacted the diluted net income by $0.18 per share.  The non-cash share-based compensation expenses were based on the fair values of approximately 0.9 million shares of underlying options granted during the fiscal year, in addition to the fair value of approximately 1.5 million shares of underlying options granted before the effective date of SFAS No. 123(R) that were unvested as of the effective date.  The expense was included in the consolidated statements of operations as follows (in thousands):

Cost of sales	$35
Selling, general and administrative	8,851
Research and development	249

Total non-cash share-based compensation expense	$9,135

          For the fiscal year ended June 30, 2006, the total income tax benefits recognized in the consolidated statement of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), were approximately $2.0 million.  Share-based compensation expense of less than $0.1 million has been capitalized because stock options have been granted to employees whose labor is capitalized.

          The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input of highly subjective assumptions, such as those listed below.  The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of June 30, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations, and the fair value of those vested awards.

          The fair values of options granted were estimated on the date of grant using the following assumptions for the fiscal year ended June 30, 2006:

Weighted-average expected volatility	41%
Expected volatility	33% - 46%
Expected life	4.0 - 5.7 years
Expected dividend yield	0%
Risk-free interest rate	3.9% - 5.0%

          The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	5,228	$19.28
Granted	913	$45.98
Exercised	(1,256)	$14.75
Forfeited or expired	(75)	$31.06

Outstanding at June 30, 2006	4,810	$25.34	6.3	$88,219

Exercisable at June 30, 2006	3,255	$19.00	5.1	$80,336

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The weighted-average grant-date fair value of options granted during the fiscal year ended June 30, 2006 was $20.02.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal year ended June 30, 2006 was approximately $37.5 million.

          As of June 30, 2006, there was approximately $21.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of shares vested during the fiscal year ended June 30, 2006 was approximately $8.5 million.

          Cash received from options exercised during the fiscal year ended June 30, 2006 was approximately $18.5 million.

          Fiscal Years Ended June 30, 2005 and 2004

          For the fiscal years ended June 30, 2005 and 2004, the Company applied the intrinsic value based method of accounting prescribed by APB 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards.  The Company has not recognized any related compensation expense in the consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant.  If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company’s net income would be reduced to pro forma amounts as follows:

	Fiscal Year Ended June 30,

(in thousands, except per share data)	2005	2004

Net income - as reported	$53,660	$33,279
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(5,402)	(5,364)

Net income - pro forma	$48,258	$27,915

Basic net income per share
As reported	$1.43	$0.91
Pro forma	$1.29	$0.77

Diluted net income per share
As reported	$1.35	$0.87
Pro forma	$1.21	$0.73

          The Company valued stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The option-pricing models require the input of highly subjective assumptions such as those listed below.

          The fair values of options granted in the fiscal years ended June 30, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended June 30,

	2005	2004

Risk-free interest rate	3.6%	3.7%
Expected life	5.2 years	5.9 years
Expected volatility	43%	49%
Expected dividend yield	0%	0%

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The weighted-average fair value of each option granted in the fiscal years ended June 30, 2005 and 2004 were $14.39 and $10.71, respectively.

3.       Acquisitions:

          CommercialWare, Inc.

          On February 1, 2006, the Company acquired CommercialWare, Inc. (“CommercialWare”), a privately held provider of cross-channel retail solutions, by acquiring all of the issued and outstanding stock of CommercialWare.  The acquisition, for a total cash purchase of approximately $14.2 million, net of cash acquired, does not include CommercialWare’s subsidiary.  Approximately $2.2 million of the consideration is currently held in escrow and will be released in installments 12 and 18 months after closing.  Headquartered in Natick, Massachusetts, CommercialWare is operating as a subsidiary of Datavantage Corporation (“Datavantage”), a wholly-owned subsidiary of the Company.  Goodwill of approximately $10.8 million and intangible assets of approximately $2.8 million were recorded in connection with the acquisition. The pro forma operating results due to the acquisition of CommercialWare was not material to the financial statements presented herein.

          JTECH Communications, Inc.

          On January 6, 2005, the Company acquired JTECH Communications, Inc. (“JTECH”), a privately held company offering on-premises wireless paging solutions for hospitality, retail and other markets, for a total cash purchase price of approximately $14.1 million, of which approximately $1.5 million was placed in escrow.  Subsequent to June 30, 2006, approximately $0.3 million of the escrowed fund has been released and the remaining escrowed balance of approximately $1.2 million will be released to either MICROS or the former shareholders of JTECH (or divided among the two) pending the resolution of certain remaining issues.  Goodwill of approximately $9.4 million and intangible assets of approximately $2.4 million were recorded with the acquisition.  The pro forma operating results due to the acquisition of JTECH was not material to the financial statements presented herein.

4.       Inventory:

          The components of inventory at June 30 are as follows:

(in thousands)	2006	2005

Raw materials	$8,290	$7,360
Work-in-process	20	29
Finished goods	38,327	35,275

	$46,637	$42,664

          The Company maintains a reserve for obsolescence for inventory in the amount of approximately $9.9 million and $7.4 million as of June 30, 2006 and 2005, respectively.  The Company reserved approximately $3.5 million and $2.7 million during the fiscal years 2006 and 2005, respectively, all related to older products.  The foreign currency translation adjustment on inventory balance was less than approximately $0.1 million as of June 30, 2006.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Property, plant and equipment:

          The components of property, plant and equipment at June 30 are as follows:

(in thousands)	2006	2005	Useful Life

Leasehold improvements	$6,871	$6,391	Lease term
Machinery and equipment	9,764	8,769	5-10 years
Furniture and fixtures	15,792	14,455	7-10 years
Computer hardware and software	56,949	56,418	3-7 years

Total property, plant and equipment	89,376	86,033
Accumulated depreciation and amortization	(65,582)	(64,725)

Net property, plant and equipment	$23,794	$21,308

          Depreciation expense for the fiscal years 2006, 2005 and 2004 was approximately $9.4 million, $9.3 million and $9.2 million, respectively.

6.       Accumulated other comprehensive income:

          The components of comprehensive income, net of tax, for the fiscal years ended June 30, were as follows:

(in thousands)	2006	2005	2004

Net income	$63,528	$53,660	$33,279
Other comprehensive income:
Change in cumulative translation adjustment, net of tax	7,679	48	6,578

Total comprehensive income	$71,207	$53,708	$39,857

          Fiscal year ended June 30, 2006 includes approximately $9.1 million or  $7.1 million, net of tax, in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R).  See Note 2, “Share-based compensation.”

7.       Line of credit:

          Before July 29, 2005 (i.e., for most of the first month of the fiscal year ended June 30, 2006), the Company maintained two credit agreements (the “Former Credit Agreements”) that, in the aggregate, offered a $65.0 million multi-currency committed line of credit, which expired on July 31, 2005.  The lenders (the “Lenders”) under the Former Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The Former Credit Agreements were secured by all inventory and receivables located in the United States and the stock of certain of the Company’s subsidiaries.  The interest rate under the Former Credit Agreements for U.S. dollar advances was at the Bank of America prime rate, plus an additional 25 to 150 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters.  The interest rate for foreign currency advances was at the LIBOR rate for the applicable denominated currency, plus an additional 150 to 250 basis points, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters.  The Former Credit Agreements required that the Company pay customary commitment fees on the unused portion of the line of credit to the Lenders.  In addition, the Former Credit Agreements contained certain financial covenants and restrictions on the Company’s ability to assume additional debt and pay cash dividends.

          Effective July 29, 2005, the Company entered into two new credit agreements (the “New Credit Agreements”) that in the aggregate offer a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009.  The Lenders under the New Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The international facility is secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of all of the foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as all inventory and receivables located in the U.S.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The interest rate under the New Credit Agreements is at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency compared to LIBOR rate plus 125 to 200 basis points for borrowings in foreign currencies, depending upon the Company’s consolidated EBITDA for the immediately preceding four calendar quarters.  Under the terms of the New Credit Agreements, the Company paid certain upfront fees and arrangement fees totaling approximately $0.2 million.  Additionally, the Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The New Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the New Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the New Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the New Credit Agreements or under applicable law.

          As of June 30, 2006, the Company had approximately $2.1 million outstanding on the lines of credit and had approximately $62.9 million available for future borrowings.  The total outstanding balance consisted of the following:

•	SEK (Swedish Krona) 7.5 million (approximately $1.0 million at the June 30, 2006 exchange rate);
•	JPY (Japanese Yen) 90.0 million (approximately $0.8 million at the June 30, 2006 exchange rate); and
•	NZD (New Zealand Dollar) 0.5 million (approximately $0.3 million at the June 30, 2006 exchange rate).

          The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the June 30, 2006 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.2 million (approximately $0.3 million at the June 30, 2006 exchange rate) for German guarantees.  As of June 30, 2006, there were no balances outstanding on this credit facility.

          As of June 30, 2006, the Company had approximately $63.9 million available to borrow under all credit facilities available at that time.  The amount available to borrow was reduced by approximately $0.3 million for German guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of June 30, 2006 was 3.6%.  As of August 31, 2006, the total outstanding balance on the lines of credit was approximately $1.8 million and the Company had approximately $64.2 million available to borrow under all credit facilities available at that time.

8.       Accrued expenses and other current liabilities:

          The components of accrued expenses and other current liabilities at June 30 are as follows:

(in thousands)	2006	2005

Compensation and related taxes	$27,401	$25,943
Deposits received from customers	26,357	22,246
VAT and sales taxes	4,259	3,272
Commissions	3,215	2,918
Volume rebates	2,780	2,725
Accrued accounting	2,154	2,683
Payments due for acquisitions	—	520
Other	18,731	14,236

	$84,897	$74,543

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Goodwill:

          Goodwill allocated to the Company’s reportable segments as of June 30, 2006 and 2005 and changes in the carrying amount of goodwill for the fiscal year ended June 30, 2006 are as follows:

(in thousands)	United States	International	Total

Balance at June 30, 2004	$67,038	$10,468	$77,506
Goodwill acquired – JTECH	8,865	—	8,865
Foreign currency translation	—	410	410

Balance at June 30, 2005	75,903	10,878	86,781
Goodwill adjustment – JTECH	489	—	489
Goodwill acquired – CommercialWare	10,831	—	10,831
Foreign currency translation	—	480	480

Balance at June 30, 2006	$87,223	$11,358	$98,581

          Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed at June 30, 2006 and 2005.

10.     Intangible assets:

          Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite.  The Company has identified trademarks as an indefinite-lived purchased intangible asset.  Intangible assets were comprised of the following:

(in thousands except number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)

At June 30, 2006:
Customer lists	$9,086	$(2,266)	$6,820	10
Non-compete agreement	139	(97)	42	1-2
Product lines	326	(188)	138	4-5
Service revenue backlog	100	(41)	59	1

Finite-lived purchased intangible assets	9,651	(2,592)	7,059

Trademarks	884	—	884

Total purchased intangible assets	10,535	(2,592)	7,943
Defined benefit pension plan asset	2,484	—	2,484

Total	$13,019	$(2,592)	$10,427

At June 30, 2005:
Customer lists	$7,800	$(1,423)	$6,377	10
Non-compete agreement	100	(25)	75	2
Product lines	326	(82)	244	1-5

Finite-lived purchased intangible assets	8,226	(1,530)	6,696

Trademarks	888	—	888

Total purchased intangible assets	9,114	(1,530)	7,584
Defined benefit pension plan asset	3,374	—	3,374

Total	$12,488	$(1,530)	$10,958

          Trademarks are deemed to have indefinite lives and therefore are not amortized.  Amortization expense related to finite-lived purchased intangible assets was approximately $1.1 million, $0.8 million and $0.6 million in the fiscal years 2006, 2005 and 2004, respectively.  Based on the results of its annual impairment tests, the Company determined that no impairment of trademarks and finite-lived purchased intangible assets existed as of June 30, 2006, 2005 and 2004 and accordingly and did not recognize any impairment losses during the last three fiscal years ended June 30, 2006.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2007	$1,062
2008	957
2009	941
2010	917
2011	909
Later years	2,273

Total	$7,059

11.     Commitments and contingencies:

          Leases

          The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2016 and equipment leases under both operating and capital leases.  The capital leases are primarily related to international automobile leases used for sales and installation.  Rent expense under the operating leases for each of the last three fiscal years ending June 30 was as follows:.

(in thousands)	Rent Expense	Sublease Income	Net Rent Expense

2006	$16,688	$(970)	$15,718
2005	16,307	(891)	15,416
2004	15,323	(594)	14,729

          Future minimum lease payments at June 30, 2006 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases

Fiscal year ending June 30,
2007	$14,935	$(1,002)	$13,933	$89
2008	11,995	(1,021)	10,974	170
2009	10,733	(1,051)	9,682	191
2010	9,050	(796)	8,254	63
2011	8,194	—	8,194	—
2012 and thereafter	35,583	—	35,583	—

	$90,490	$(3,870)	$86,620	513

Less: current portion				89

Long-term obligations under capital lease				$424

          The Company leases its worldwide corporate headquarters located in Columbia, Maryland, consisting of 247,624 square feet.  Effective March 1, 2006, the lease was amended and the lease term was extended for an additional six years to February 29, 2016.  The Company subleases one of the five floors, consisting of approximately 49,524 square feet, to Motorola, Inc., expiring March 1, 2010 (which Motorola may terminate after October 31, 2008.)

          The Company’s Datavantage subsidiary leases approximately 69,200 square feet of office and warehouse space in the Cleveland, Ohio area, from which it conducts the majority of its sales, marketing, customer support, and product development activities, and an additional approximately 11,457 square feet of office space in the Boston, Massachusetts area, primarily for customer support and research and development activities.  The Cleveland lease expires February 28, 2014, (with a termination right available to the Company in 2010) and the Boston lease expires July 31, 2007.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company has purchase commitments of approximately $0.4 million for non-recurring engineering fees for development work.  The commitments are due to the vendor within the fiscal year 2007 if the Company does not meet the agreed upon sales targets. The costs are being amortized as the units are purchased by the Company.

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

12.     Shareholders’ equity:

          In the fiscal year 2002, the Board of Directors authorized the purchases of up to two million shares of the Company’s common stock.  During fiscal 2005, the Company purchased all remaining shares authorized for purchase by the Board of Directors.  In the fiscal year 2005, the Board of Directors authorized the purchases of up to an additional two million shares of the Company’s common stock.  Since the inception of the repurchase programs, the Company has incurred less than $0.1 million in fees related to the programs.

          A summary of the cumulative number of shares purchased and retired under both plans is as follows:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)

Total shares purchased as of June 30, 2004	1,599,462	$16.51	$26,403
Shares purchased from July 1 – June 30, 2005	897,200	$29.85	26,777

Total shares purchased as of June 30, 2005	2,496,662	$21.30	53,180
Shares purchased from July 1 – June 30, 2006	921,337	$43.67	40,234

Total shares purchased as of June 30, 2006	3,417,999	$27.33	$93,414

13.     Income taxes:

          Income before taxes for the fiscal years ended June 30 was taxed under the following jurisdictions:

(in thousands)	2006	2005	2004

United States	$36,202	$46,092	$28,249
International	59,463	35,002	29,289

	$95,665	$81,094	$57,538

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The components of income tax expense for the fiscal years ended June 30 are as follows:

(in thousands)	2006	2005	2004

Current:
Federal	$19,137	$14,561	$6,084
State	3,168	2,593	1,304
Foreign	11,100	6,340	11,774

	33,405	23,494	19,162

Deferred:
Federal	(2,118)	870	3,789
State	(524)	(46)	622
Foreign	692	2,443	19

	(1,950)	3,267	4,430

	$31,455	$26,761	$23,592

          The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes.  The reconciliation of these differences is as follows:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.6	2.0	2.6
Share-based compensation	1.4	—	—
Prior years true up	3.5	—	—
Tax credits	—	(0.5)	(0.8)
Domestic manufacturing deduction / extraterritorial income exclusion benefit	(1.0)	(1.0)	(1.3)
Effect of tax rates in foreign jurisdictions	(8.4)	(5.0)	5.0
Subpart F inclusion	—	0.7	—
Permanent differences	0.4	1.7	0.7
Other	0.4	0.1	(0.2)

Effective tax rate	32.9%	33.0%	41.0%

          As a result of the Company’s year ending closing review process, the Company identified and recorded in the three and twelve month period ended June 30, 2006 immaterial adjustments to income tax expense and the income tax payable and receivable accounts related to prior fiscal years.  These adjustments are reflected as a separate item in the reconciliation of the statutory income tax rate to the effective tax rate presented above.

          The tax benefit realized from employee stock option exercises, related to options vested prior to the effective date of SFAS 123(R), was approximately $13.3 million for the fiscal year 2006.  An additional tax benefit of approximately $0.1 million was realized from those stock options expensed and exercised during fiscal year 2006.  The tax benefit realized from employee stock option exercises was approximately $22.1 million for the fiscal year 2005 and $5.3 million for the fiscal year 2004.

          The Company has not provided U.S deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates as these amounts are deemed permanently reinvested outside the U.S.  These earnings relate to ongoing operations in foreign jurisdictions.  The AJCA allowed U.S. companies a one time opportunity for non-U.S. earnings to be repatriated through tax year 2005 at a 5.25% rate rather than the normal 35% U.S. tax rate.  The Company has recognized no tax benefit from the effect of the new tax law.

MICRCOS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following summarizes the significant components of the Company’s deferred tax assets and liabilities at June 30:

(in thousands)	2006	2005

Deferred tax assets:
Bad debt reserves	$4,481	$3,398
Accruals not currently deductible for tax	9,249	5,384
Inventory	2,536	2,101
Net operating loss carryforwards	6,452	4,663
Tax credit carryforwards	3,505	6,901
Tax impact of technology transfer	4,991	6,760
Share-based compensation (non-qualified stock options)	1,881	—
Purchased in-development software technology write-off	603	345
Other	—	684

	33,698	30,236

Deferred tax liabilities:
Depreciation	(2,648)	(4,205)
Capitalized software development costs	(6,840)	(7,557)
Other	(5,738)	(4,705)

	(15,226)	(16,467)

Valuation allowance	(856)	(1,158)

Net deferred tax asset	$17,616	$12,611

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          The company acquired CommercialWare in February 2006.  The Company also obtained the net operating loss carryforward attributes of CommercialWare.  These net operating loss carryforwards, are subject to an annual deduction limitation of approximately $0.5 million per year for the carryforward period which will expire between 2013 and 2026.  This limitation is related to the requirements of Internal Revenue Code Section 382.

          At June 30, 2006 and 2005, the Company had potential tax benefits of approximately $6.5 million and $4.7 million, respectively, related to both U.S. and foreign net operating loss carryforwards for income tax purposes.  The U.S. net operating loss component of the above totals, respective of the fiscal years, amounted to approximately $3.3 million and $0.4 million with the remainder of approximately $3.2 million and $4.3 million representing foreign net operating losses.  In addition, at June 30, 2006 and 2005, the Company had potential tax benefits of approximately $3.5 million and $6.9 million, respectively, related to U.S. federal tax credits for income tax purposes.

          The fiscal year 2006 tax net operating losses and tax credit carryforwards (if not used against taxable income) expire as follows:

(in thousands)	Net Operating Loss Carryforwards	Valuation Allowance	Net of Valuation Allowance

Expire beginning:
June 2007	$5	$(5)	$—
June 2008	634	(9)	625
After June 2009	3,460	—	3,460
Unlimited life	2,353	(842)	1,511

Total	$6,452	$(856)	$5,596

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Tax Credits Carryforwards	Valuation Allowance	Net of Valuation Allowance

Expire beginning:
June 2011	$2,160	$—	$2,160
After June 2018	1,345	—	1,345

Total	$3,505	$—	$3,505

          Even though the Company is profitable on a consolidated basis, it has incurred losses in certain foreign jurisdictions.  A valuation allowance of approximately $0.9 million and $1.2 million has been provided at June 30, 2006 and 2005, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of the net operating loss and tax credit carryforwards.

          In June 2006, FASB issued  FIN 48, to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company is currently reviewing the impact of the adoption of the FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

14.     Other income (expense), net:

          Other income (expense) for the fiscal years ended June 30 comprised of the following:

(in thousands)	2006	2005	2004

Foreign exchange (loss) gain, net	$(940)	$655	$(357)
Investment write-down	—	—	(800)
Legal settlement, net	—	—	1,260
Other, net	472	338	305

Total other (expense) income, net	$(468)	$993	$408

15.     Related party transactions:

          The Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement terminating June 30, 2007, pursuant to which Mr. Brown is to provide on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million per year plus an annual target bonus.  During each of the three fiscal years ended June 30, 2006, the Company compensated Mr. Brown approximately $0.4 million for consulting fees and annual target bonuses that were accrued during the fiscal year that they were earned and paid in the following fiscal year.

16.     Employee benefit plans:

          Defined contribution plans

          The Company sponsors four employee savings plans (the “Plans”), which conform to the provisions of Section 401(k) of the Internal Revenue Code.  The Plans cover substantially all full-time and part-time employees in the U.S. and allow employees to voluntarily defer up to the government maximum per year of their income through contributions to the Plans. The Plans for corporate and CommercialWare employees match 50% of the first 5% of each participating employee’s voluntary contributions.  The Plans for Datavantage and JTECH match 25% of the first 6% of each participating employee’s voluntary contributions.  Furthermore, the Company may elect to make additional contributions, at its discretion.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Company contributions made during the fiscal years ended June 30, 2006, 2005 and 2004 totaled approximately $1.9 million, $1.6 million and $1.3 million, respectively.  The Company does not have any material obligations to past or present employees related to post employment benefits.

          Defined benefit plan

          The Company’s Board of Directors authorized the establishment of a Supplemental Executive Retirement Plan (“SERP Plan”) to provide designated officers and executives of the Company with benefits upon retirement effective as of August 25, 2004.  On April 27, 2005, the Company  amended the SERP Plan to provide for vesting of benefits upon a participant’s death.  The plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions”.

          The Board of Directors of the Company, in its sole discretion, selects the participants in the SERP Plan.  The Board may remove participants, or modify benefit accrual levels for any participant who is not vested.  As of June 30, 2006, there were 15 participants in the SERP Plan, including one new participant added during the fiscal year 2006.  Under the terms of the SERP Plan, participants who are vested (or their designated beneficiaries upon death) will receive 10 annual payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62. Participants become vested after completing eight years of service with the Company and: (i) the participant attains age 62 (provided the person is employed by the Company on his or her 62nd birthday); or (ii) there is a change in control of the Company (which is defined in the SERP Plan to include, generally, the acquisition of 50% or more of the outstanding shares of common stock or the combined voting power of the securities of the Company entitled to vote generally in the election of directors, and other corporate transactions immediately after which persons who hold 50% of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity did not hold common stock of the Company before the transaction); or (iii) the participant dies before attaining age 62.  However, the value of benefits under the SERP Plan is not based on years of service.  The payment amount is determined based on the participant’s age at retirement or death and the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.  The annual payment amounts are as follows: 18% of final pay if the participant retires after his 62nd birthday but before his 63rd birthday; 21% of final pay if the participant retires after his 63rd birthday but before his 64th birthday; 24% of final pay if the participant retires after his 64th birthday but before his 65th birthday; and 30% of final pay if the participant retires after his 65th birthday.

          Commencing in July 2005, the Company has funded the benefits under the plan with corporate owned life insurance policies.  Effective August, 2006, the corporate owned life insurance policies are held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.

          The following table summarizes the changes in the projected benefit obligation (“PBO”), the funded status of the plan and the weighted average actuarial assumptions used to determine benefit obligations for the plan:

	June 30,

(in thousands)	2006	2005

Change in Projected Benefit Obligation:
Projected benefit obligation at the beginning of year (Plan inception at 8/24/04 for 2005)	$7,060	$5,861
Service cost	377	259
Interest cost	369	282
Actuarial (gain) loss	(787)	658

Projected benefit obligation at the end of year	$7,019	$7,060

Fair value of plan assets	N/A	N/A

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status of the Plan
(Unfunded) status of projected benefit obligation	$(7,019)	$(7,060)
Unrecognized prior service cost	4,942	5,352
Unrecognized net actuarial (gain) losses	(148)	658

Accrued benefit cost	$(2,225)	$(1,050)

Accumulated benefit obligation	$4,709	$4,424

Amount recognized in the consolidated balance sheet:
Accrued benefit liability	$(4,709)	$(4,424)
Intangible asset	2,484	3,374

Accrued benefit cost	$(2,225)	$(1,050)

Assumptions used to measure benefit obligations at June 30:
Discount rate	6.14%	4.96%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%

          Accrued benefit cost is reflected in Other Non-Current Liabilities on the consolidated balance sheet.  The discount rate assumption is based on the internal rate of return for a portfolio of high-quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future cash flows.

          The components of net periodic pension cost and the assumptions used to determine net cost for the two fiscal years ended June 30 are as follows:

(in thousands)	2006	2005

Service cost	$377	$259
Interest cost	369	282
Amortization of prior service cost	429	509

Net periodic pension cost	$1,175	$1,050

Discount rate	4.96%	5.66%
Expected return on plan assets	—	—
Rate of compensation increase	5.0%	5.0%

          The projected benefit payments to be paid from the SERP Plan are as follows for the fiscal years ending June 30 (in thousands):

2007	$—
2008	362
2009	448
2010	448
2011	448
2012 – 2016	3,117

17.     Segment Information:

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments.  This standard requires segmentation based on the Company’s internal organization and reporting of financial results.  The Company’s financial reporting systems present various data for management to run the business.  The segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company is organized and operates in four operating segments:  U.S., Europe, the Pacific Rim and Latin America regions.  For the purposes of applying SFAS No. 131, the Company has identified U.S. as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economical characteristics.  The management views the U.S. and international segments separately in operating the business, although the products and services are similar for each segment.

          A summary of the Company’s reportable segments is as follows:

	Fiscal Years Ended June 30,

(in thousands)	2006	2005	2004

Revenues (1):
United States	$365,642	$334,449	$293,922
International	433,256	333,006	262,996
Intersegment eliminations (2)	(119,945)	(70,191)	(69,475)

Total revenues	$678,953	$597,264	$487,443

Income before taxes, minority interests and Equity in net earnings of affiliates (1):
United States	$26,719	$39,286	$35,680
International	165,263	97,265	76,777
Intersegment eliminations (2)	(96,317)	(55,457)	(54,919)

Total income before taxes, minority interests and equity in net earnings of affiliates	$95,665	$81,094	$57,538

Capital expenditures (3):
United States	$7,256	$5,671	$5,032
International	3,484	4,574	3,728

Total capital expenditures	$10,740	$10,245	$8,760

Depreciation and amortization (3):
United States	$6,660	$5,937	$5,846
International	3,799	4,175	3,985

Total depreciation and amortization	$10,459	$10,112	$9,831

	As of June 30,

	2006	2005

Identifiable assets (3):
United States	$383,663	$353,121
International	264,194	194,107

Total identifiable assets	$647,857	$547,228

Goodwill (3):
United States	$87,223	$75,903
International	11,358	10,878

Total goodwill	$98,581	$86,781

(1)	Amounts based on the location of the customer.
(2)	Amounts primarily represent elimination of Ireland’s intercompany business.
(3)	Amounts based on the location of the selling entity.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company products are distributed in the U.S. and internationally, primarily in Europe, the Pacific Rim, and Latin America through its subsidiaries, independent dealers/distributors and Company-owned sales and service offices.  The Company’s principal customers are lodging, food service-related businesses, specialty retail, and entertainment venues.  No single customer accounts for 10% or more of the Company’s consolidated revenues.

          Geographic revenue information for the last three fiscal years ended June 30 is based on the location of the selling entity.  Long-lived assets shown by geographic location represent property, plant, and equipment and are based on the physical location of the assets at the end of each fiscal year.  Intangible assets are not included below.

          Revenues from unaffiliated customers by geographic location are as follows:

(in thousands)	2006	2005	2004

United States	$355,155	$323,316	$267,065
International	323,798	273,948	220,378

	$678,953	$597,264	$487,443

          Long-lived assets by geographic locations as of June 30 are as follows:

(in thousands)	2006	2005

United States	$16,558	$14,278
International	7,236	7,030

	$23,794	$21,308

          There were no foreign countries with material revenues from unaffiliated customers or with material long-lived assets.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Quarterly financial information (unaudited):

          Quarterly financial information for the fiscal years ended June 30, 2006 and 2005 is presented in the following tables (in thousands, except per share data):

	2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$152,004	$163,979	$171,141	$191,829
Gross margin	$78,161	$82,072	$85,083	$100,367
Income from operations (1)	$18,052	$20,630	$21,922	$30,673
Net income (1)	$12,353	$14,204	$15,594	$21,377
Income from operations per common share (1):
Basic	$0.47	$0.53	$0.56	$0.79
Diluted	$0.44	$0.51	$0.54	$0.76
Earnings per common share (1):
Basic	$0.32	$0.37	$0.40	$0.55
Diluted	$0.30	$0.35	$0.38	$0.53
Stock Prices (closing):
High	$47.07	$51.02	$55.33	$46.45
Low	$40.81	$40.75	$42.06	$37.95

	2006 Excluding share-based compensation (1):

Income from operations (2)	$19,965	$22,817	$24,349	$33,282
Net income (2)	$13,644	$15,768	$17,794	$23,431
Income from operations per common share:
Basic	$0.52	$0.59	$0.63	$0.86
Diluted	$0.49	$0.56	$0.60	$0.82
Earnings per common share:
Basic (2)	$0.36	$0.41	$0.46	$0.60
Diluted (2)	$0.34	$0.39	$0.44	$0.58

	2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$129,962	$141,930	$153,352	$172,021
Gross margin	$65,134	$71,091	$77,794	$87,765
Income from operations	$14,954	$16,806	$19,372	$27,744
Net income	$9,661	$11,753	$14,178	$18,068
Income from operations per common share:
Basic	$0.41	$0.45	$0.51	$0.72
Diluted	$0.39	$0.42	$0.48	$0.68
Earnings per common share:
Basic	$0.26	$0.32	$0.37	$0.47
Diluted	$0.25	$0.30	$0.35	$0.45
Stock Prices (closing):
High	$25.85	$39.03	$37.21	$47.93
Low	$21.88	$24.48	$31.97	$33.71

(1)     Fiscal year ended June 30, 2006 includes approximately $9.1 million or  $7.1 million, net of tax, in non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R).  See Note 2, “Share-based compensation.”

(2) Sum of quarterly amounts, excluding SFAS No. 123(R), does not equal the sum of as reported amounts plus the effect of SFAS No. 123(R) due to rounding differences.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the fiscal years ended June 30, 2006, 2005 and 2004 (in thousands)

Description	Balance at beginning of period	Charged To expense	Deductions		Other (1)	Balance at end of period

Year ended June 30, 2006:
Allowance for doubtful accounts	$16,202	$5,409	$375	(2)	$(901)	$20,335
Reserve for inventory obsolescence	7,352	3,530	802	(3)	(142)	9,938

	$23,554	$8,939	$1,177		$(1,043)	$30,273

Year ended June 30, 2005:
Allowance for doubtful accounts	$11,903	$5,697	$347	(2)	$(1,051)	$16,202
Reserve for inventory obsolescence	6,380	2,655	1,107	(3)	(576)	7,352

	$18,283	$8,352	$1,454		$(1,627)	$23,554

Year ended June 30, 2004:
Allowance for doubtful accounts	$10,648	$3,196	$887	(2)	$(1,054)	$11,903
Reserve for inventory obsolescence	5,900	2,002	272	(3)	(1,250)	6,380

	$16,548	$5,198	$1,159		$(2,304)	$18,283

(1)	Primarily related to foreign currency translation.
(2)	Charge offs, net of recoveries.
(3)	Material scrapped or otherwise disposed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date: 9-13-06	By:	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President, Finance and Administration/Chief Financial Officer

Date: 9-13-06	By:	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/ A. L. Giannopoulos	Chairman, President and	9-13-06
Chief Executive Officer
A. L. Giannopoulos

/s/ Gary C. Kaufman	Executive Vice President	9-13-06
Finance and Administration
Gary C. Kaufman	Chief Financial Officer

/s/ Louis M. Brown, Jr.	Director and	9-13-06
Vice Chairman of the Board
Louis M. Brown, Jr.

/s/ B. Gary Dando	Director	9-13-06

B. Gary Dando

/s/ John G. Puente	Director	9-13-06

John G. Puente

/s/ Dwight S. Taylor	Director	9-13-06

Dwight S. Taylor

/s/ William S. Watson	Director	9-13-06

William S. Watson

EXHIBIT INDEX

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii)(a)	By-laws of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(ii)(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.

10(a)(1)*

Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10(a)(2)*

First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990.

10(a)(3)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2005 Annual Meeting of Shareholders

10(b)*

Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10(b)(1)*

First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10(b)(2)*

Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10(b)(3)*

Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1999.

10(b)(4)*

Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10(b)(5)*

Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10(b)(6)*

Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10(b)(7)*

Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.

10(b)(8)*

Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.

10(c)*

Consulting Agreement dated June 30, 1995 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1995.

10(c)(1)*

First Amendment to Consulting Agreement dated February 1, 1999 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(c)(2)*

Second Amendment to Consulting Agreement dated April 26, 2001 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2001.

10(c)(3).*

Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10(d).*

Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10(d)(1).*

First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(e).*

Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997 (see 10d above, as Mr. Patz’ agreement is an agreement identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman).

10(e)(1).*

First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10(d)(1) above, as Mr. Patz’ amendment is an amendment identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman).

10(f).*

Supplemental Executive Retirement Plan effective August 25, 2005, the final form, of which was approved by the Board of Directors on November 19, 2004, is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2004.

10(f)(1).*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on April , 27, 2005, filed with this Annual Report on Form 10-K for the period ended June 30, 2006.

10(g)

Amended and restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, MSI Delaware, LLC, Micros-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the period ended June 30, 2005.

10(g)(1).

Amended and restated Credit Agreement, effective as of July 29, 2005, among Micros-Fidelio (Ireland) Ltd., Micros-Fidelio Systems (UK) Ltd., Micros-Fidelio España S.L., Micros Fidelio (Canada), Ltd., Micros-Fidelio Brazil, Ltda., Micros-Fidelio France S.A.S., Hospitality Technologies, S.A., Micros-Fidelio Mexico S.A. de C.V., Micros Systems Holding GmbH, Micros-Fidelio GmbH, Micros-Fidelio Software Portugal Unipessoal Lda, Micros-Fidelio (Thailand) Co., Ltd., Micros-Fidelio Singapore Pte Ltd., Micros-Fidelio Software (Philippines), Inc., Micros-Fidelio Japan Ltd., Micros-Fidelio Australia Pty. Ltd., Micros-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the period ended June 30, 2005.

14.	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2004.

21.	Subsidiaries of the Company (filed herewith)

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)**

*	Management contract or compensatory plan or arrangement.
**

These certifications are being furnished solely to accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.