Form 10-Q
period 2006-09-30
MICROS SYSTEMS INC
filed 2006-11-09
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
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

As of October 31, 2006, there were issued and outstanding 39,554,516 shares of Registrant’s Common Stock at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Sept. 30, 2006	June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$262,169	$237,222
Accounts receivable, net of allowance for doubtful accounts of $21,673 at September 30, 2006 and $20,335 at June 30, 2006	142,111	141,159
Inventory, net	45,979	46,637
Deferred income taxes	20,427	16,649
Prepaid expenses and other current assets	21,535	15,485

Total current assets	492,221	457,152
Property, plant and equipment, net of accumulated depreciation and amortization of $67,631 at September 30, 2006 and $65,582 at June 30, 2006	23,863	23,794
Deferred income taxes, non-current	16,249	16,192
Goodwill	105,774	98,581
Intangible assets, net of accumulated amortization of $2,905 at September 30, 2006 and $2,592 at June 30, 2006	11,677	10,427
Purchased and internally developed software costs, net of accumulated amortization of $44,773 at September 30, 2006 and $43,267 at June 30, 2006	36,984	38,328
Other assets	3,748	3,383

Total assets	$690,516	$647,857

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$3,978	$2,134
Accounts payable	37,428	36,022
Accrued expenses and other current liabilities	83,597	84,897
Current portion of capital lease obligations	200	89
Income taxes payable	10,163	12,416
Deferred income taxes	—	227
Deferred service revenue	82,448	68,246

Total current liabilities	217,814	204,031
Capital lease obligations, net of current portion	326	424
Deferred income taxes, non-current	15,747	14,998
Other non-current liabilities	8,604	8,146
Minority interests	3,527	3,142
Commitments and contingencies
Shareholders' Equity:
Common stock, $0.0125 par value; authorized 50,000 shares; issued and outstanding 39,371 at September 30, 2006 and 38,980 at June 30, 2006	492	487
Capital in excess of par	114,048	100,723
Retained earnings	317,959	302,848
Accumulated other comprehensive income	11,999	13,058

Total shareholders' equity	444,498	417,116

Total liabilities and shareholders' equity	$690,516	$647,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,

	2006	2005

Revenue:
Hardware	$54,142	$44,053
Software	27,757	27,879
Service	91,802	80,072

Total revenue	173,701	152,004

Cost of sales:
Hardware	33,966	29,582
Software	7,360	5,801
Service	43,706	38,460

Total cost of sales	85,032	73,843

Gross margin	88,669	78,161
Selling, general and administrative expenses	58,281	51,234
Research and development expenses	6,916	6,378
Depreciation and amortization	2,823	2,497

Total operating expenses	68,020	60,109

Income from operations	20,649	18,052
Non-operating income (expense):
Interest income	2,197	825
Interest expense	(95)	(62)
Other income (expense), net	129	(406)

Total non-operating income, net	2,231	357

Income before taxes, minority interests and equity in net earnings of affiliates	22,880	18,409
Income tax provision	7,665	5,983

Income before minority interests and equity in net earnings of affiliates	15,215	12,426
Minority interests and equity in net earnings of affiliates	(104)	(73)

Net income	$15,111	$12,353

Net income per common share:
Basic	$0.39	$0.32
Diluted	$0.37	$0.30
Weighted-average number of shares outstanding:
Basic	39,015	38,402
Diluted	40,651	40,575

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,

	2006	2005

Net cash flows provided by operating activities	$21,934	$12,804
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,674)	—
Purchases of property, plant and equipment	(2,215)	(2,090)
Internally developed software	(422)	(1,096)
Disposal of property, plant and equipment	40	—

Net cash flows used in investing activities	(7,271)	(3,186)

Cash flows from financing activities:
Proceeds from stock option exercises	8,243	2,038
Realized tax benefits from stock option exercises	4,667	1,221
Repurchases of stock	(2,395)	(24,277)
Principal payments on lines of credit	(1,271)	(628)
Proceeds from lines of credit	1,002	—
Net (decrease) increase in capital lease obligations	(47)	22

Net cash flows provided by (used in) financing activities	10,199	(21,624)

Effect of exchange rate changes on cash and cash equivalents	85	(36)

Net increase (decrease) in cash and cash equivalents	24,947	(12,042)
Cash and cash equivalents at beginning of period	237,222	153,521

Cash and cash equivalents at end of period	$262,169	$141,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

			Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock

	Shares	Amount

Balance, June 30, 2006	38,980	$487	$100,723	$302,848	$13,058	$417,116
Comprehensive income:
Net income	—	—	—	15,111	—	15,111
Foreign currency translation adjustments	—	—	—	—	(1,059)	(1,059)

Total comprehensive income						14,052
Share-based compensation	—	—	2,815	—	—	2,815
Stock issued upon exercise of options	453	6	8,237	—	—	8,243
Repurchases of stock	(62)	(1)	(2,394)	—	—	(2,395)
Income tax benefit from options exercised	—	—	4,667	—	—	4,667

Balance, September 30, 2006	39,371	$492	$114,048	$317,959	$11,999	$444,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months September 30, 2006

1.       Basis of presentation

          The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

          Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations.  The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.        Acquisitions

          During the three months ended September 30, 2006, the Company acquired certain assets, and full or controlling interests in various distributors of MICROS products and services and another company with complementary products and services.  The aggregate purchase price for these acquisitions was approximately $7.6 million which includes certain amounts that were held back.  The assets acquired included approximately $1.2 million in cash.  The aggregate goodwill for these acquisitions was approximately $7.3 million.  The pro forma operating results due to these acquisitions was not material to the financial statements presented herein.

3.        Share-based compensation

          The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  Currently, options are not granted to directors who are not employees of or consultants to the Company.  The exercise price of all options equals the market value on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  The Company provides previously unissued shares of common stock upon a participant’s exercise of vested options.  All outstanding options expire ten years from the date of grant.  The Company has authorized approximately 15.8 million shares for awards of options, of which approximately 1.6 million shares are available for future grants as of September 30, 2006.

          The Company accounts for its option awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.”  The fair value of awards granted under the stock option program are measured and non-cash share-based compensation expenses, adjusted for expected forfeitures, are recognized ratably over the service period of options in the consolidated statements of operations.  In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested.  The non-cash share-based compensation expense included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,

(in thousands)	2006	2005

Selling, general and administrative	$2,692	$1,875
Research and development	123	38

Non-cash share-based compensation expense	$2,815	$1,913

          No compensation expense was capitalized for the three months ended September 30, 2006 and 2005 because no stock options had been granted to employees whose labor costs were capitalized as software development costs.

          The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input of highly subjective assumptions, including assumptions about volatility rates, expected term of options, and applicable interest rates.

          The volatility rates are based on historical stock prices. The expected term of options granted is based on historical data, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

          The fair values of options granted during the three months ended September 30, 2006 and 2005 were estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,

	2006	2005

Weighted-average expected volatility	37%	34%
Expected volatility	37%	34%
Expected term	4.7 years	4.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.7%	3.9% - 4.1%

          The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2006	4,810	$25.34
Granted	30	$47.86
Exercised	(454)	$18.16
Forfeited or expired	(4)	$43.40

Outstanding at September 30, 2006	4,382	$26.22	6.3	$102,356

Exercisable at September 30, 2006	2,622	$19.22	5.1	$85,502

          The weighted-average grant-date fair value per share of options granted during the three months ended September 30, 2006 and 2005 was $18.48 and $13.86, respectively.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three months ended September 30, 2006 and 2005 was approximately $13.4 million and $4.6 million, respectively.

          As of September 30, 2006, there was approximately $19.1 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.5 years.  The total fair value of shares underlying options that vested during the three months ended September 30, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively.

          Cash received from options exercised during the three months ended September 30, 2006 and 2005 was approximately $8.2 million and $2.0 million, respectively.

4.       Inventory

          The components of inventory are as follows:

(in thousands)	September 30, 2006	June 30, 2006

Raw materials	$8,766	$8,290
Work-in-process	28	20
Finished goods	37,185	38,327

	$45,979	$46,637

          The Company maintains a reserve for obsolescence for inventory of approximately $9.6 million at September 30, 2006 compared to approximately $9.9 million at June 30, 2006.  The Company reserved approximately $0.6 million and $1.3 million during the three months ended September 30, 2006 and 2005, respectively, related to older products.  Inventory balance was decreased by foreign currency translation adjustments of approximately $1.2 million.

5.       Goodwill and intangible assets

          During the three months ended September 30, 2006, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2006.  Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2006.

6.       Accumulated other comprehensive income

          The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,

(in thousands)	2006	2005

Net income	$15,111	$12,353
Other comprehensive loss:
Change in cumulative translation adjustment, net of tax	(1,059)	(926)

	$14,052	$11,427

7.       Line of credit

          Effective July 29, 2005, the Company entered into two credit agreements (the “Credit Agreements”) that in the aggregate provide a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (the “Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of all of the foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as all inventory and receivables located in the U.S.

          The interest rate under the Credit Agreements is at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency, and LIBOR plus 125 to 200 basis points for borrowings in foreign currencies, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters.  The Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

          As of September 30, 2006, the Company had approximately $2.8 million outstanding on the above lines of credit and had approximately $62.2 million available for future borrowings.  The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) - 149.0 million (approximately $1.3 million at the September 30, 2006 exchange rate);
•	SEK (Swedish Krona) - 5.0 million (approximately $0.7 million at the September 30, 2006 exchange rate), and
•	NZD (New Zealand Dollar) - 1.3 million (approximately $0.8 million at the September 30, 2006 exchange rate.)

          The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the September 30, 2006 exchange rate.)  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.2 million (approximately $0.3 million at the September 30, 2006 exchange rate) for guarantees.  As of September 30, 2006, there were no balances outstanding on this credit facility.

          As of September 30, 2006, the Company had approximately $63.2 million available to borrow under all of the above credit facilities available at that time; the total amount available to borrow was reduced by approximately $0.3 million for guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of September 30, 2006 was 4.4%.

          As of September 30, 2006, in addition to the above credit facilities, the Company also had approximately EUR 1.0 million (approximately $1.2 million at the September 30, 2006 exchange rate) outstanding on a line of credit related to an international business acquired in August 2006.  The interest rate on the outstanding balance under this line of credit as of September 30, 2006 was 2.7%.  During October 2006, the balance outstanding on this line of credit was paid off and the line of credit was closed.

8.       Recent accounting standards

          SFAS No. 158
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), to require an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations.  Application of this statement at June 30, 2006 would have required adjustment to the Company’s accrued pension liability relating to its Supplemental Executive Retirement Plan (the “SERP Plan”), resulting in an increase to accrued employee benefit liabilities of approximately $4.8 million and a decrease in stockholders’ equity of approximately $4.8 million, net of a tax rate of 33%.  The effect at June 30, 2007, the adoption date, or any other future date could significantly differ depending on the measurement of pension obligations at such date, but the Company does not believe SFAS No. 158 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

          SFAS No. 157
          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements.  The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any fair value measurements.  SFAS No. 157 may cause some valuation procedures to change after its adoption.  Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the impact of the adoption of the SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

          SAB 108
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on the process of quantifying financial statement misstatements.  As permitted by SAB 108, the provisions under SAB 108 will be applied in the first fiscal year ending after November 15, 2006, the Company’s current fiscal year.  The Company does not believe SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

9.       Net income per share

          Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,

(in thousands, except per share data)	2006	2005

Net income	$15,111	$12,353

Average common shares outstanding	39,015	38,402
Dilutive effect of outstanding stock options	1,636	2,173

Average common shares outstanding assuming dilution	40,651	40,575

Basic net income per share	$0.39	$0.32

Diluted net income per share	$0.37	$0.30

Anti-dilutive weighted shares excluded from reconciliation	965	109

10.     Segment reporting data

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

          The Company manages its business geographically and is organized and operates in four operating segments:  U.S., Europe, the Pacific Rim and Latin America regions.  For the purposes of applying SFAS No. 131, the Company has identified U.S. as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, International, as the three international operating segments share many similar economic characteristics.  The management views the U.S. and International segments separately in operating the business, although the products and services are similar for each segment.

          A summary of the Company’s reportable segments is as follows:

	Three Months Ended September 30,

(in thousands)	2006	2005

Revenue(1):
U.S.	$86,058	$81,936
International	121,011	105,736
Intersegment eliminations	(33,368)	(35,668)

	$173,701	$152,004

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$6,818	$3,255
International	43,195	44,015
Intersegment eliminations	(27,133)	(28,861)

	$22,880	$18,409

(in thousands)	September 30, 2006	June 30, 2005

Identifiable assets (2):
U.S.	$375,175	$383,663
International	315,341	264,194

	$690,516	$647,857

(1)	Amounts based on the location of the selling entity, and include export sales.
(2)	Amounts based on the physical location of the asset.

11.     Shareholders’ equity

          In fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock.  Since the inception of the repurchase programs, the Company has incurred approximately $0.1 million in fees related to the programs.  A summary of the cumulative number of shares purchased and retired through September 30, 2006 since the inception of the repurchase programs is as follows:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)

Total shares purchased as of June 30, 2006	3,417,999	$27.33	$93,414
1st Quarter (July 2006-September 2006)	62,100	$38.56	2,395

	3,480,099	$27.53	$95,809

12.     Pension benefits

          Effective as of August 25, 2004, the Company’s Board of Directors authorized the establishment of the SERP Plan to provide designated officers and executives of the Company with benefits upon retirement.  On April 27, 2005, the Company amended the SERP Plan to provide for immediate vesting of benefits upon a participant’s death.  The plan is accounted for in accordance with SFAS No. 87, “Employers Accounting for Pensions.”  Commencing in July 2005, the Company has funded the benefits under the plan with corporate owned life insurance policies.  Effective August 2006, the Company-owned life insurance policies are held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.

          The components of net period pension cost are as follows:

	Three Months Ended September 30,

(in thousands)	2006	2005

Service cost	$139	$127
Interest cost	174	124
Amortization of prior service cost	137	124

	$450	$375

13.     Contingencies

          The Company is and has been involved in legal proceedings arising in the normal course of business.  The Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve risks and uncertainties, and are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth below under the heading “Factors that May Affect Future Results.”

          Examples of such forward-looking statements include:

•	our expectation that product and service margins may decline in response to the competitive nature of our market;
•	our statements regarding the effects of currency fluctuations (in particular, Euro fluctuations) on our financial performance;
•

our expectations that the customers with whom we do the largest amount of business will fluctuate from year to year, and our statements about the effects of large customer orders on our quarterly earnings, revenues, and total revenues;

•	our statements concerning the fluctuations in the market price of our common stock, whether as a result of variations in our quarterly operating results or other factors;
•	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations that our exposure to interest rate risk will not materially change in the future;
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
•	our statements about the effects on our revenue recognition as a result of changes to a customers’ delivery requirements or a products’ completion;
•	our statements regarding our ability to increase sales of our higher margin products; and
•

our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules.

Factors that may affect future results

          Current market conditions, and world political and economic uncertainty, make it difficult to predict whether we can continue to achieve revenue and profitability growth over the remainder of the current fiscal year.  One reason for this difficulty is that our primary customers – the hospitality, travel, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances, all of which are not only outside of our (and, frequently, their) control, but also are extraordinarily difficult to predict with any accuracy.  Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved.

          We continue to experience gross margin pressure on our hardware and software products, and our service offerings, due to the highly competitive nature of the market for our products and services, and we expect that product and service margins will tend generally to decline.  There can be no assurance that we will be able to increase sufficiently the sales of our higher margin products, including software, to prevent future declines in our overall gross margin.

          Currency fluctuations directly affect our financial results because we conduct business in many different currencies.  In particular, a weakening or strengthening Euro could significantly affect our financial performance due to the volume of business that we conduct in the European market.

          Our quarterly financial results are dependent upon the timing and size of customer orders.  Large software orders from customers may account for more than an insignificant portion of earnings in any quarter.  Based on past experience, we expect that the list of customers with whom we do the largest amount of business will vary from year to year, in part as a result of the timing of the rollouts of each customer’s systems.  Further, if a customer delays or accelerates its delivery requirements, or if a product’s completion is delayed or accelerated, revenues that we may have expected in one quarter could be deferred or accelerated into a subsequent or earlier quarter.

          The market price of our common stock is volatile.  It may be subject to significant fluctuations in response to variations in our quarterly operating results, and also may vary as a result of other factors, such as announcements of technological developments or new products by us or by our competitors, customer rollouts, the emergence of new competitors and consolidations of our existing competitors, and general market conditions in the hospitality, travel, restaurant, and retail industries.  In addition, conditions in the stock market in general, and shares of technology companies in particular, have experienced significant price and volume fluctuations, which we believe have, at times, been unrelated to the operating performance of the companies.

          Because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes.  Additionally, we are subject to the effects of, and changes in, laws and regulations, and other activities of governments, agencies and similar regulatory organizations.  And, to be able to offer commercially viable and competitive products, we must also assure that our products and services comply with applicable rules of the credit card associations, including their security and data protection rules.  These rules have changed over time, and may change again in the future; we anticipate that we will continue to incur costs associated with modifying our products and services to become and remain compliant with these rules.

          Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates, or projections, or forward-looking statements made by, or on behalf of us.

          The foregoing is in addition to those other risks and uncertainties disclosed in our periodic press releases and SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2006.

Overview

          We are a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services including installation, training, maintenance and support, customer development and software hosting.  Our enterprise solutions comprise three major areas:

Hotel information systems:
•

consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems; and have been provided to more than 20,000 hotels worldwide.

Restaurant information systems:
•

consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications; and we have installed over 200,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries and on all seven continents.

Specialty retail information systems:
•

consist of software encompassing point-of-sale, loss prevention, business analytics, customer gift cards, and enterprise applications; and have been provided to more than 50,000 specialty retail stores worldwide.

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

          We manage our business geographically and are organized and operate in two reportable segments:  U.S. and International.  The International reportable segment is primarily in Europe, the Pacific Rim and Latin America.  For purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International reportable segments separately in operating our business, although the products and services are similar for each segment.

Results of Operations

Revenue:

          An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended September 30,

	U.S.		International		Total

(in thousands)	2006	2005	2006	2005	2006	2005

Hardware	$28,475	$26,636	$25,667	$17,417	$54,142	$44,053
Software	11,070	11,487	16,687	16,392	27,757	27,879
Service	43,029	41,468	48,773	38,604	91,802	80,072

	$82,574	$79,591	$91,127	$72,413	$173,701	$152,004

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended September 30,

	2006	2005

Hardware	31.2%	29.0%
Software	16.0%	18.3%
Service	52.8%	52.7%

	100.0%	100.0%

          For the three months ended September 30, 2006, total revenue increased approximately $21.7 million, or 14.3% to approximately $173.7 million compared to the same period last year.  This increase is primarily due to increases in service and hardware revenues.  The increase in our service revenues primarily resulted from expansion of our customer base and increases in the volume of our support services that resulted in increased recurring support revenue from existing customers.  The increase in recurring support revenue contributed 66.1% and the increase in installation revenue contributed 12.3% of the service revenue increase.  The hardware revenue increased due to an overall sales volume increase.

          The International segment sales for the three months ended September 30, 2006 increased approximately $18.7 million.  The increase was a result of the following (illustrated below by percent of the total change for the period):

•	54% - continued increases in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers;
•	44% - increase in hardware sales due to an overall sales volume increase; and
•	2% - increase in software sales due to an overall sales volume increase.

          U.S. segment sales increased approximately $3.0 million for the three months ended September 30, 2006 compared to the same period last year.  The increase was primarily the result of an increase in hardware sales due to an overall sales volume increase.

Cost of Sales:

          An analysis of the cost of sales is as follows:

	Three Months Ended September 30,

	2006		2005

(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue

Hardware	$33,966	62.7%	$29,582	67.2%
Software	7,360	26.5%	5,801	20.8%
Service	43,706	47.6%	38,460	48.0%

	$85,032	49.0%	$73,843	48.6%

          For the three months ended September 30, 2006, cost of sales as a percent of revenue increased 40 basis points to 49.0% compared to the same period last year.  Hardware cost of sales as a percent of related revenue decreased approximately 450 basis points compared to the same period last year.  The decrease is primarily as a result of decrease in Workstation 4 cost of sales as a percent of revenue, which generate higher margin than other hardware products, coupled with the increase in Workstation 4 revenue.

          Software cost of sales as a percent of related revenue increased approximately 570 basis points compared to the same period last year primarily as a result of higher third party software sales for the three months ended September 30, 2006, which generate much lower margin than internally developed software sales.  Additionally, the Opera suite software sales for the three months ended September 30, 2005 were approximately 47% higher than the sales during the same period this year due mainly to two large Opera installations during the prior year period.  Opera suite product sales generate much higher margin than third party software sales.  Service costs as a percent of related revenue decreased approximately 40 basis points compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:

          SG&A expenses, as a percent of revenue, decreased 10 basis points to 33.6% compared to the same period last year.  This decrease reflects the following:

•	Overall decrease in SG&A expenses as a percent of total revenue was primarily due to our ability to leverage our costs with the increase in total revenue;
•

The above decrease in SG&A expenses as a percent of total revenue was partially offset by approximately $0.8 million increase in non-cash share-based compensation expenses recorded as a component of SG&A expenses for the three months ended September 30, 2006 compared to the same period last year.  See “Share-Based Compensation Expense” below for further discussion.

Research and Development (“R&D”):

          R&D expenses consist primarily of labor costs less capitalized software development costs.  Non-cash share-based compensation expenses allocated to R&D were not capitalized as software development costs during the three months ended September 30, 2006 and 2005 because stock options were not granted to employees whose labor costs were capitalized as software development costs.  An analysis of R&D activities is as follows:

	Three Months Ended September 30,

(in thousands)	2006	2005

Total R&D incurred	$7,338	$7,474
Capitalized software development costs	(422)	(1,096)

Total R&D expenses	$6,916	$6,378

% of Revenue	4.0%	4.2%

          The decrease in total R&D capitalized software development costs is primarily due to the release of Datavantage’s capitalized software product in December of 2005.  Total R&D incurred includes approximately $0.1 million and less than $0.1 million for the non-cash share-based compensation expense allocated to R&D for the three months ended September 30, 2006 and 2005, respectively.

Depreciation and Amortization Expenses:

          Depreciation and amortization expenses for the three months ended September 30, 2006 increased approximately $0.3 million to approximately $2.8 million compared to the same period last year.

Share-Based Compensation Expenses:

          We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.”  The fair value of awards granted under the stock option program are measured and non-cash share-based compensation expenses, adjusted for expected forfeitures, are recognized ratably over the vesting period of options in the consolidated statements of operations.  In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested.  The cost of sales, SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended September 30,

(in thousands)	2006	2005

SG&A	$2,692	$1,875
R&D	123	38

	$2,815	$1,913

Income from Operations:

          Income from operations for the three months ended September 30, 2006 increased approximately $2.6 million or 14.4%, to approximately $20.6 million, compared to the same period last year.  The increase is mainly due to an overall increase in sales volume partially offset by increase in cost of sales as a percent of revenue.

          Net non-operating income for the three months ended September 30, 2006 increased approximately $1.9 million to approximately $2.2 million compared to the same period last year.  The increase is primarily due to an increase in interest income of approximately $1.4 million resulting from overall higher cash and cash equivalents balances and overall higher interest rates earned on these balances.

          The effective tax rates for the three months ended September 30, 2006 and 2005 were 33.5% and 32.5%, respectively.  The increase in tax rate was primarily attributable to the negative impact of the changes in legislation related to Extra-territorial Income Exclusions as well as the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items.  These negative impacts were partially offset by the benefit recognized from certain activities where the mix of earnings were subject to a lower statutory tax rate than that recognized in the U.S. and the phase-in of the Deduction for Domestic Production Activities.

          We believe that due to the mix of jurisdictional earnings, the seasonality of earnings and the impact of the interim reporting requirements of FIN 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), there may be some level of adjustment to the effective tax rate on a quarterly basis.  We estimate that the 2007 fiscal year tax rate will be approximately 32.0% compared to 2006 fiscal year tax rate of 32.9%.  The tax rate recognized during the three months ended September 30, 2006 was greater than the estimated fiscal year 2007 tax rate due to the impact of certain discreet items recognized during the period and the application of FIN 18.

Non-GAAP Disclosure (Excluding Share-based Compensation Expense):

          The following non-GAAP presentation of selected financial information, excluding the non-cash share-based compensation expenses recorded in accordance with SFAS No. 123(R), is provided to enhance the understanding of our historical financial performance and the comparability of our financial results against those of our competitors as majority of them are still in their first year of adoption.  As discussed above under “Share-Based Compensation Expense,” SFAS No. 123(R) requires us to expense the fair value of grants made under our stock option program over the vesting period of the plan.

	Three Months Ended September 30,

	2006			2005

(in thousands, except per share data)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP (1)	GAAP, as reported	Effect of SFAS No. 123(R)	Non-GAAP (1)	% Increase in Non- GAAP (1)

Revenue	$173,701	$—	$173,701	$152,004	$—	$152,004
Cost of sales	85,032	—	85,032	73,843	—	73,843

Gross margin	88,669	—	88,669	78,161	—	78,161

SG&A	58,281	(2,692)	55,589	51,234	(1,875)	49,359
R&D	6,916	(123)	6,793	6,378	(38)	6,340
Depreciation and amortization	2,823	—	2,823	2,497	—	2,497

Total operating expenses	68,020	(2,815)	65,205	60,109	(1,913)	58,196

Income from operations	20,649	2,815	23,464	18,052	1,913	19,965	17.5%
Non-operating income, net	2,231	—	2,231	357	—	357

Income before taxes, minority interests and equity in net earnings of affiliates	22,880	2,815	25,695	18,409	1,913	20,322	26.4%
Income tax provision	7,665	571	8,236	5,983	622	6,605

Income before minority interests and equity in net earnings of affiliates	15,215	2,244	17,459	12,426	1,291	13,717	27.3%
Minority interests and equity in net earnings of affiliates	(104)	—	(104)	(73)	—	(73)

Net income	$15,111	$2,244	$17,355	$12,353	$1,291	$13,644	27.2%

Net income per share- diluted (2)	$0.37	$0.06	$0.43	$0.30	$0.03	$0.34	26.5%

(1)	Non-GAAP, excluding the impact of SFAS No. 123(R).
(2)

For the three months ended September 30, 2005, net income per diluted share, excluding SFAS No. 123(R), does not equal the sum of net income per diluted shares as reported plus the effect of SFAS 123(R) due to a rounding difference.

          Income from operations for the three months ended September 30, 2006, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased approximately $3.5 million or 17.5%, to approximately $23.5 million compared to the three months ended September 30, 2005.  The increase is mainly due to an overall increase in sales volume partially offset by increase in cost of sales as a percent of revenue, all of which are discussed above.

          Net income for the three months ended September 30, 2006, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased approximately $3.7 million, or 27.2%, to approximately $17.4 million.  Diluted net income per share, excluding non-cash share-based compensation expense recorded in accordance with SFAS No. 123(R), increased $0.09 per share, or 26.5%, to $0.43 per share.

Critical accounting policies

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed financial statements:

•	Revenue recognition and deferred revenue;
•	Allowance for doubtful accounts;
•	Inventory
•	Non-cash share-based compensation;
•	Capitalized software development costs;
•	Valuation of long-lived assets, including intangible assets and impairment review of goodwill;
•	Contingencies and litigation;
•	Income taxes; and
•	Foreign currency translation.

          We have reviewed our critical accounting policies, critical accounting estimates and the related disclosures with our Audit Committee.  These policies and procedures are described further in our Annual Report on Form 10-K for the year ended June 30, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

Liquidity and capital resources

          Effective July 29, 2005, we entered into two credit agreements (the “Credit Agreements”) that in the aggregate provide a four-year $65.0 million multi-currency committed line of credit, expiring on July 31, 2009.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (the “Lenders”).  The international facility is secured by 65% of the capital stock of our Ireland subsidiary and 100% of all of the foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as all inventory and receivables located in the U.S.

          The interest rate under the Credit Agreements is at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency, and LIBOR plus 125 to 200 basis points for borrowings in foreign currencies, depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters.  Under the terms of the Credit Agreements, we are required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders.  The Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

          As of September 30, 2006, we had approximately $2.8 million outstanding on the lines of credit and had approximately $62.2 million available for future borrowings.  The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) – 149.0 million (approximately $1.3 million at the September 30, 2006 exchange rate);
•	SEK (Swedish Krona) – 5.0 million (approximately $0.7 million at the September 30, 2006 exchange rate), and
•	NZD (New Zealand Dollar) – 1.3 million (approximately $0.8 million at the September 30, 2006 exchange rate.)

          We also have a credit relationship with a European bank of EUR 1.0 million (approximately $1.3 million at the September 30, 2006 exchange rate).  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  The amount available to borrow is reduced by approximately EUR 0.2 million (approximately $0.3 million at the September 30, 2006 exchange rate) for guarantees.  As we have significant international operations, we do not believe that our Euro-denominated borrowings represent a significant foreign exchange risk.  On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.  As of September 30, 2006, there were no balances outstanding on this credit facility.

          As of September 30, 2006, we had approximately $63.2 million borrowing capacity under all of the above credit facilities available at that time.  The total amount available to borrow was reduced by approximately $0.3 million for guarantees.  The weighted-average interest rate on the outstanding balances under the lines of credit as of September 30, 2006 was 4.4%.

          As of September 30, 2006, in addition to the above credit facilities, we also had approximately EUR 1.0 million (approximately $1.2 million at the September 30, 2006 exchange rate) outstanding on a line of credit related to an international business acquired in August 2006.  The interest rate on the outstanding balance under this line of credit as of September 30, 2006 was 2.7%.  During October 2006, the balance outstanding on this line of credit was paid off and the line of credit was closed.

          Net cash provided by operating activities for the three months ended September 30, 2006 was approximately $21.9 million versus approximately $12.8 million for the three months ended September 30, 2005.  We used approximately $7.3 million in investing activities, including approximately $4.7 million for two international acquisitions in July and August of 2006, approximately $2.2 million to purchase property, plant, and equipment, and approximately $0.4 million used to internally develop software.  Net cash provided by financing activities was approximately $10.2 million, consisting primarily of proceeds from the issuance of stock under the employee option plan of approximately $8.2 million and tax benefits realized from stock option exercises of approximately $4.7 million, partially offset by repurchases of our stock of approximately $2.4 million.  All cash is being retained for the operation and expansion of the business and the repurchase of our common stock.

          We believe that our cash and cash equivalents, cash generated from operations, and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future.  However, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock.  We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2007 will be approximately $11 million.

Recent accounting standards

          SFAS No. 158
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), to require an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations.

Application of this statement at June 30, 2006 would have required adjustment to our accrued pension liability relating to our Supplemental Executive Retirement Plan (“SERP Plan”), resulting in an increase to accrued employee benefit liabilities of approximately $4.8 million and a decrease in stockholders’ equity of approximately $4.8 million, net of a tax rate of 33%.  The effect at June 30, 2007, the adoption date, or any other future date could significantly differ depending on the measurement of pension obligations at such date, but we do not believe SFAS No. 158 will have a material impact on our consolidated financial position, results of operations and cash flows.

          SFAS No. 157
          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements.  The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any fair value measurements.  SFAS No. 157 may cause some valuation procedures to change after its adoption.  Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of the adoption of the SFAS 157 on our consolidated financial position, results of operations and cash flows.

          SAB 108
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on the process of quantifying financial statement misstatements.  As permitted by SAB 108, the provisions under SAB 108 will be applied in the first fiscal years ending after November 15, 2006, our current fiscal year.  We do not believe SAB 108 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

          The Company recorded foreign sales, including exports from the United States, of approximately $91.1 million and approximately $72.4 million during the three months ended September 30, 2006 and 2005, respectively, to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada.

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

          In the three months ended September 30, 2006 and 2005, the Company transacted business in 31 currencies and 27 currencies, respectively.

          The relative currency mix for the three months ended September 30, 2006 and 2005 were as follows:

	% of Reported Revenue

	Three Months Ended September 30,		Exchange Rates As of September 30,

	2006	2005	2006	2005

Revenues by currency (1):
United States Dollar	53%	60%	1.0000	1.0000
European Euro	22%	20%	1.2681	1.2012
British Pound Sterling	8%	5%	1.8724	1.7638
Australian Dollar	2%	2%	0.7453	0.7627
Mexican Peso	2%	1%	0.0910	0.0930
All Other Currencies (2), (3)	13%	12%	0.0248	0.0282

Total	100%	100%

(1) Calculated using weighted average exchange rates for the period.
(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month exchange rates for all other currencies.
(3) The “Exchange Rates as of September 30” for “All Other Currencies” represents the weighted average September 30 exchange rates for all other currencies based on the three month revenue.

          The Company has evaluated the effect of a 10% change, both upward and downward, of the Euro in relation to the U.S. dollar.  A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the three months ended September 30, 2006, would have affected total revenues by approximately $3.8 million, or 2.2%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective periods with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

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

          The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks.  The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2006, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future.  The Company’s lines of credit bear interest at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency, and LIBOR rate plus 125 to 200 basis points for borrowings in foreign currencies, depending on the Company’s EBITDA for the immediately preceding four calendar quarters.  At September 30, 2006, the Company had total borrowings of approximately $4.0 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   Management believes that the fair value of the debt equals its carrying value at September 30, 2006. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

          To minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program

Period(1)
07/1/06 – 07/31/06	42,100	$39.29	42,100	539,901
08/01/06 – 08/31/06	20,000	$37.02	20,000	519,901
09/01/06 – 09/30/06	—	N/A	—	519,901

	62,100	$38.56	62,100	519,901

(1)

In fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock.  All purchases during the periods presented in the table above were made under this authorized plan.  As of September 30, 2006, the Company has purchased an aggregate of approximately 1.5 million shares in the open market under this authorized plan.

ITEM 5.	OTHER INFORMATION

          During the three months ended September 30, 2006, we acquired certain assets, and full or controlling interests in various distributors of MICROS products and services and another company with complementary products and services.  The aggregate purchase price for these acquisitions was approximately $7.6 million which includes certain amounts that were held back.  The assets acquired included approximately $1.2 million in cash.  The aggregate goodwill for these acquisitions was approximately $7.3 million.  The acquisitions, whether considered individually or collectively, are not material to our results of operations, financial position, or cash flows.

ITEM 6.	EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(ii)(a)	By-laws of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(ii)(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.
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

10(f)(1).*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on April, 27, 2005, filed with the Company’s Annual Report on Form 10-K for the period ended June 30, 2006.
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

31(i).1	Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31(i).2	Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***

These certifications are being furnished solely to accompany the quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.

(Registrant)

Date: November 9, 2006	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: November 9, 2006	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller