Form 10-Q
period 2006-12-31
MICROS SYSTEMS INC
filed 2007-02-08
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of January 31, 2007, there were issued and outstanding 40,613,972 shares of Registrant’s Common Stock, at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months and six months ended December 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Dec. 31, 2006	June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$285,289	$237,222
Accounts receivable, net of allowance for doubtful accounts of $22,615 at December 31, 2006 and $20,335 at June 30, 2006	148,629	141,159
Inventory, net	47,144	46,637
Deferred income taxes	22,226	16,649
Prepaid expenses and other current assets	35,074	15,485

Total current assets	538,362	457,152
Property, plant and equipment, net of accumulated depreciation and amortization of $71,063 at December 31, 2006 and $65,582 at June 30, 2006	24,743	23,794
Deferred income taxes, non-current	17,644	16,192
Goodwill	107,020	98,581
Intangible assets, net of accumulated amortization of $3,309 at December 31, 2006 and $2,592 at June 30, 2006	11,457	10,427
Purchased and internally developed software costs, net of accumulated amortization of $47,722 at December 31, 2006 and $43,267 at June 30, 2006	36,004	38,328
Other assets	4,031	3,383

Total assets	$739,261	$647,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$3,507	$2,134
Accounts payable	37,227	36,022
Accrued expenses and other current liabilities	93,997	84,897
Current portion of capital lease obligations	124	89
Income taxes payable	12,741	12,416
Deferred income taxes	265	227
Deferred service revenue	62,740	68,246

Total current liabilities	210,601	204,031
Capital lease obligations, net of current portion	408	424
Deferred income taxes, non-current	16,750	14,998
Other non-current liabilities	9,093	8,146
Minority interests	3,795	3,142
Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.0125 par value; authorized 50,000 shares; issued and outstanding 40,293 at December 31, 2006 and 38,980 at June 30, 2006	504	487
Capital in excess of par	141,522	100,723
Retained earnings	335,976	302,848
Accumulated other comprehensive income	20,612	13,058

Total shareholders’ equity	498,614	417,116

Total liabilities and shareholders’ equity	$739,261	$647,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005

Revenue:
Hardware	$55,460	$52,445	$109,603	$96,498
Software	32,752	28,378	60,508	56,257
Service	101,663	83,156	193,466	163,228

Total revenue	189,875	163,979	363,577	315,983

Cost of sales:
Hardware	36,270	35,555	70,236	65,137
Software	6,635	6,606	13,996	12,407
Service	48,116	39,746	91,822	78,206

Total cost of sales	91,021	81,907	176,054	155,750

Gross margin	98,854	82,072	187,523	160,233
Selling, general and administrative expenses	62,445	52,454	120,726	103,688
Research and development expenses	7,975	6,378	14,891	12,757
Depreciation and amortization	3,338	2,610	6,161	5,107

Total operating expenses	73,758	61,442	141,778	121,552

Income from operations	25,096	20,630	45,745	38,681
Non-operating income (expense):
Interest income	2,634	1,162	4,831	1,987
Interest expense	(95)	(13)	(190)	(75)
Other expense, net	(144)	(329)	(16)	(735)

Total non-operating income, net	2,395	820	4,625	1,177

Income before taxes, minority interests and equity in net earnings of affiliates	27,491	21,450	50,370	39,858
Income tax provision	9,072	6,971	16,737	12,954

Income before minority interests and equity in net earnings of affiliates	18,419	14,479	33,633	26,904
Minority interests and equity in net earnings of affiliates	(401)	(275)	(505)	(348)

Net income	$18,018	$14,204	$33,128	$26,556

Net income per common share:
Basic	$0.45	$0.37	$0.84	$0.69
Diluted	$0.44	$0.35	$0.81	$0.65
Weighted-average number of shares outstanding:
Basic	39,826	38,718	39,420	38,474
Diluted	41,225	40,798	40,949	40,604

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,

	2006	2005

Net cash flows provided by operating activities	$27,314	$30,148
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,241)	(5,324)
Cash paid for acquisitions, net of cash acquired	(5,512)	—
Internally developed software	(858)	(2,320)
Purchases of other intangible assets	—	(575)
Disposal of property, plant and equipment	238	46

Net cash flows used in investing activities	(12,373)	(8,173)

Cash flows from financing activities:
Proceeds from stock option exercises	24,240	10,829
Realized tax benefits from stock option exercises	12,659	8,398
Repurchases of stock	(2,395)	(26,203)
Principal payments on lines of credit	(2,483)	(628)
Dividends to minority owners	(277)	(262)
Proceeds from lines of credit	1,650	—
Net decrease in capital lease obligations	(41)	(3)

Net cash flows provided by (used in) financing activities	33,353	(7,869)

Effect of exchange rate changes on cash and cash equivalents	(227)	1

Net increase in cash and cash equivalents	48,067	14,107
Cash and cash equivalents at beginning of period	237,222	153,521

Cash and cash equivalents at end of period	$285,289	$167,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount

Balance, June 30, 2006	38,980	$487	$100,723	$302,848	$13,058	$417,116
Comprehensive income:
Net income	—	—	—	33,128	—	33,128
Foreign currency translation adjustments	—	—	—	—	7,554	7,554

Total comprehensive income						40,682
Share-based compensation	—	—	5,510	—	—	5,510
Stock issued upon exercise of options	1,375	18	24,222	—	—	24,240
Repurchases of stock	(62)	(1)	(2,394)	—	—	(2,395)
Income tax benefit from options exercised	—	—	13,461	—	—	13,461

Balance, December 31, 2006	40,293	$504	$141,522	$335,976	$20,612	$498,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended December 31, 2006
(unaudited)

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

          Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations.  The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.        Acquisitions

           During the six months ended December 31, 2006, the Company acquired certain assets, and full or controlling interests in various distributors of MICROS products and services and two other companies with complementary products and services.  The aggregate cash purchase price for these acquisitions was approximately $9.0 million, which includes certain amounts that were held back to be released on either an agreed upon date or upon the resolution of a contractual indemnity obligation of the sellers.  The assets acquired included approximately $1.2 million in cash.  The aggregate goodwill for these acquisitions was approximately $8.6 million.  The pro forma effect on operating results due to these acquisitions was not material to the financial statements presented herein.

3.        Share-based compensation

          The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  Currently, options are not granted to directors who are not employees of or consultants to the Company.  The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.    All outstanding options expire ten years from the date of grant.  The Company has authorized approximately 16.4 million shares for issuance upon exercise of options granted, of which approximately 1.8 million shares were available for future grants as of December 31, 2006.  As of December 31, 2006, options to purchase approximately 3.9 million shares were outstanding, including currently exercisable options to purchase approximately 2.5 million shares.

          The Company accounts for its option awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  The fair value of awards granted under the stock option program are measured, and non-cash share-based compensation expense, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service period of options in the consolidated statements of operations.  In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested.  The non-cash share-based compensation expenses, net of tax, reduced the diluted earnings per share by $0.05 and $0.04 for the three months ended December 31, 2006 and 2005, respectively, and by $0.11 and $0.07 for the six months ended December 31, 2006 and 2005, respectively.

          The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2006	2005	2006	2005

Selling, general and administrative	$2,578	$2,155	$5,270	$4,030
Research and development	117	32	240	70

Non-cash share-based compensation expense	$2,695	$2,187	$5,510	$4,100

          No compensation expense was capitalized for the three and six months ended December 31, 2006 and 2005 because no stock options had been granted to employees whose labor costs were capitalized as software development costs.

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

          Expected volatility is based on historical stock prices. The expected term of options granted is based on historical data, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the fair value of those vested awards.

          The fair values of options granted during the three and six months ended December 31, 2006 and 2005 were estimated on the date of grant using the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005

Weighted-average expected volatility	38%	45%	38%	44%
Expected volatility	36% - 38%	36% - 46%	36% - 38%	34% - 46%
Expected term	4.7 – 5.7 years	4.7–5.7 years	4.7 – 5.7 years	4.0 - 5.7 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.5% - 4.6%	4.3% - 4.4%	4.5% - 4.7%	3.9% - 4.4%

          The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2006	4,810	$25.34
Granted	487	$51.33
Exercised	(1,375)	$17.62
Forfeited or expired	(15)	$45.81

Outstanding at December 31, 2006	3,907	$31.22	6.9	$83,912

Exercisable at December 31, 2006	2,487	$23.08	5.7	$73,648

          The weighted-average grant-date fair value per share of options granted during the six months ended December 31, 2006 and 2005 was $21.96 and $22.08, respectively.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the six months ended December 31, 2006 and 2005 was approximately $43.9 million and $23.3 million, respectively.

          As of December 31, 2006, there were approximately $25.8 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.1 years.

          Cash received from options exercised during the six months ended December 31, 2006 and 2005 was approximately $24.2 million and $10.8 million, respectively.

4.       Inventory

          The components of inventory are as follows:

(in thousands)	December 31, 2006	June 30, 2006

Raw materials	$9,390	$8,290
Work-in-process	20	20
Finished goods	37,734	38,327

	$47,144	$46,637

          The Company maintained a reserve for obsolescence for inventory of approximately $10.0 million at December 31, 2006 compared to approximately $9.9 million at June 30, 2006.  The Company reserved approximately $1.4 million and $2.1 million during the six months ended December 31, 2006 and 2005, respectively, related to older products.  Inventory as of December 31, 2006 was increased by foreign currency translation adjustments of approximately $0.3 million as compared to June 30, 2006.

5.       Goodwill and intangible assets

          During the three months ended September 30, 2006, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2006.  Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2006.

6.       Other comprehensive income

          The components of comprehensive income, net of tax, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2006	2005	2006	2005

Net income	$18,018	$14,204	$33,128	$26,556
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	8,613	(2,378)	7,554	(3,304)

	$26,631	$11,826	$40,682	$23,252

7.       Line of credit

          The Company has in place two credit agreements (the “Credit Agreements”), an international facility and a U.S. facility that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009.  The international facility is secured by 65% of the capital stock of the Company’s Ireland subsidiary and 100% of all of the capital stock of the Company’s other foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as all of the Company’s inventory and receivables located in the U.S.

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

          As of December 31, 2006, the Company had approximately $3.5 million outstanding and had approximately $61.5 million available under the above lines of credit for future borrowings.  The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) - 224.0 million (approximately $1.9 million at the December 31, 2006 exchange rate);
•	SEK (Swedish Krona) - 5.0 million (approximately $0.7 million at the December 31, 2006 exchange rate), and
•	NZD (New Zealand Dollar) - 1.3 million (approximately $0.9 million at the December 31, 2006 exchange rate.)

          The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2006 exchange rate.)  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of December 31, 2006, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the December 31, 2006 exchange rate) of the credit facility has been utilized for guarantees.  As of December 31, 2006, approximately $1.0 million is available for future borrowings.

          As of December 31, 2006, the Company had approximately $62.5 million available to borrow under all of its credit facilities available at that time.  The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2006 was 4.2%.

8.       Recent accounting pronouncements

          SFAS No. 158

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), to require an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations.  Application of this statement at June 30, 2006 would have required adjustment to the Company’s accrued pension liability relating to its Supplemental Executive Retirement Plan (the “SERP Plan”), resulting in an increase to accrued employee benefit liabilities of approximately $4.8 million and a decrease in stockholders’ equity of approximately $4.8 million, net of tax.  The effect at June 30, 2007, the adoption date, or any other future date could significantly differ depending on the measurement of pension obligations at such date, but the Company does not believe SFAS No. 158 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

          SFAS No. 157

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements.  The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any previous fair value measurements.  SFAS No. 157 may cause some valuation procedures to change after its adoption.  Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the impact of the adoption of the SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

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

          FIN 48

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company is currently reviewing the impact of the adoption of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

9.       Net income per share

          Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands, except per share data)	2006	2005	2006	2005

Net income	$18,018	$14,204	$33,128	$26,556

Average common shares outstanding	39,826	38,718	39,420	38,474
Dilutive effect of outstanding stock options	1,399	2,080	1,529	2,130

Average common shares outstanding assuming dilution	41,225	40,798	40,949	40,604

Basic net income per share	$0.45	$0.37	$0.84	$0.69

Diluted net income per share	$0.44	$0.35	$0.81	$0.65

Anti-dilutive weighted shares excluded from reconciliation	1,137	356	1,076	241

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

          A summary of the Company’s reportable segments is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2006	2005	2006	2005

Revenue(1):
U.S.	$90,309	$89,077	$176,368	$171,013
International	135,260	103,469	256,271	204,605
Intersegment eliminations	(35,694)	(28,567)	(69,062)	(59,635)

	$189,875	$163,979	$363,577	$315,983

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$7,478	$7,188	$14,296	$10,442
International	49,157	37,040	92,352	77,097
Intersegment eliminations	(29,144)	(22,778)	(56,278)	(47,681)

	$27,491	$21,450	$50,370	$39,858

(in thousands)	December 31, 2006	June 30, 2006

Identifiable assets (2):
U.S.	$382,485	$383,663
International	356,776	264,194

	$739,261	$647,857

(1)	Amounts based on the location of the selling entity, and include export sales.
(2)	Amounts based on the physical location of the asset.

11.     Shareholders’ equity

          In fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock.  Since the inception of the repurchase programs, the Company has incurred approximately $0.1 million in fees related to the programs.  A summary of the cumulative number of shares purchased and retired since the inception of the repurchase programs through December 31, 2006 is as follows:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)

Total shares purchased as of June 30, 2006	3,417,999	$27.33	$93,414
July 2006 - December 2006	62,100	$38.56	2,395

	3,480,099	$27.53	$95,809

12.     Pension benefits

          The Company’s SERP plan provides designated officers and executives of the company with benefits upon retirement or immediate vesting of benefits upon a participant’s pre-retirement death.  The Company funds the benefits under the plan with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.  The plan is accounted for in accordance with SFAS No. 87, “Employers Accounting for Pensions.”  The components of net period pension cost are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2006	2005	2006	2005

Service cost	$139	$127	$278	$254
Interest cost	174	124	348	249
Amortization of prior service cost	137	124	274	247

	$450	$375	$900	$750

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

14.     Subsequent Events

          On January 26, 2007, the Company acquired RedSky IT Hospitality-Travel and RedSky IT Retail subsidiaries of RedSky IT by acquiring all of the issued and outstanding stock of the acquired companies for a total cash purchase price of approximately $32.0 million.  Headquartered in United Kingdom, the acquired companies provide hotel property management software solutions targeted toward the limited-service, independent and economy hotel market and software solutions for the grocery industry.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, and are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth below under the heading “Factors that May Affect Future Results.”

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

          Because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes.  Additionally, we are subject to the effects of, and changes in, laws and regulations, and other activities of governments, agencies and similar regulatory organizations.  Moreover, to be able to offer commercially viable and competitive products, we must also assure that our products and services comply with applicable rules of the credit card associations, including their security and data protection rules.  These rules have changed over time, and may change again in the future; we anticipate that we will continue to incur costs associated with modifying our products and services to become and remain compliant with these rules.

          Past performance is not necessarily a strong or reliable indicator of future performance.  Actual results could differ materially from past results, estimates, or projections, or forward-looking statements made by, or on behalf of us.

          The foregoing is in addition to those other risks and uncertainties disclosed in our periodic press releases and SEC filings, including those disclosed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2006.

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

Results of Operations

Revenue:

          Three Months Ended December 31, 2006:

          An analysis of the sales mix by reportable segments is as follows (based on location of the selling entity, and include export sales; intersegment sales are eliminated):

	Three Months Ended December 31,

	U.S.		International		Total

(in thousands)	2006	2005	2006	2005	2006	2005

Hardware	$28,522	$31,594	$26,938	$20,851	$55,460	$52,445
Software	12,138	13,758	20,614	14,620	32,752	28,378
Service	46,434	41,648	55,229	41,508	101,663	83,156

	$87,094	$87,000	$102,781	$76,979	$189,875	$163,979

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended December 31,

	2006	2005

Hardware	29.2%	32.0%
Software	17.3%	17.3%
Service	53.5%	50.7%

	100.0%	100.0%

          For the three months ended December 31, 2006, total revenue increased approximately $25.9 million, or 15.8% to approximately $189.9 million compared to the same period last year.  The increase in revenue was a result of the following:

•

approximately $18.5 million or 22% increase in services primarily due to continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services) and additional revenue generated through the acquisitions of various distributors of MICROS products and services during the three months ended September 30, 2006 and the acquisition of CommercialWare, Inc. (“CommercialWare”) in February 2006;

•	approximately $4.4 million or 15% increase in software primarily due to currency translation mainly between the Euro and U.S. dollar and increased sales volume; and,
•	approximately $3.0 million or 6% increase in hardware primarily due to currency translation and the additional revenue generated through the acquisition, both as discussed above.

          The recurring support revenue contributed 59.1% and the increase in installation revenue contributed 26.5% of the total service revenue increase of approximately $18.5 million for the three months ended December 31, 2006 compared to the same period last year.

          The International segment sales for the three months ended December 31, 2006 increased approximately $25.8 million, which was a result of the following (illustrated below by percent of the total change for the period):

•

approximately $13.7 million or 33% increase in services primarily due to foreign currency transaction as discussed above and the expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services);

•	approximately $6.1 million or 29% increase in hardware primarily due to increased sales volume and currency translation as discussed above; and,
•	approximately $6.0 million or 41% increase in software primarily due to increased sales volume.

          U.S. segment sales for the three months ended December 31, 2006, including approximately $3.4 million additional revenue generated through the acquisition of CommercialWare, were comparable to the same period last year.  The decline in U.S. sales outside of CommercialWare was primarily due to decreases in hardware and software revenues resulting from decreases in sales, partially offset by an increase in services revenue.

          Six Months Ended December 31, 2006:

          An analysis of the sales mix by reportable segments is as follows (based on location of the selling entity, and include export sales; intersegment sales are eliminated):

	Six Months Ended December 31,

	U.S.		International		Total

(in thousands)	2006	2005	2006	2005	2006	2005

Hardware	$56,997	$58,230	$52,606	$38,268	$109,603	$96,498
Software	23,207	25,245	37,301	31,012	60,508	56,257
Service	89,465	83,116	104,001	80,112	193,466	163,228

	$169,669	$166,591	$193,908	$149,392	$363,577	$315,983

          An analysis of the total sales mix as a percent of total revenue is as follows:

	Six Months Ended December 31,

	2006	2005

Hardware	30.2%	30.5%
Software	16.6%	17.8%
Service	53.2%	51.7%

	100.0%	100.0%

          For the six months ended December 31, 2006, total revenue increased approximately $47.6 million, or 15.1% to approximately $363.6 million compared to the same period last year.  The increase in revenue was a result of the following:

•

approximately $30.2 million or 19% increase in services primarily due to continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services) and additional revenue generated through the acquisitions as discussed above;

•	approximately $13.1 million or 14% increase in hardware primarily due to increased sales volume; and,
•	approximately $4.3 million or 8% increase in software primarily due to currency translation and additional revenue generated through the acquisition, both as discussed above.

          The recurring support revenue contributed 61.8% and the increase in installation revenue contributed 21.0% of the total service revenue increase of approximately $30.2 million for the six months ended December 31, 2006 compared to the same period last year.

          The International segment sales for the six months ended December 31, 2006 increased approximately $44.5 million which was a result of the following (illustrated below by percent of the total change for the period):

•

approximately $23.9 million or 30% increase in services primarily due the expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services) and currency translation as discussed above;

•	approximately $14.3 million or 37% increase in hardware primarily due to increased sales volume; and,
•	approximately $6.3 million or 20% increase in software primarily due to currency translation as discussed above and increased sales volume.

          U.S. segment sales increased approximately $3.1 million for the six months ended December 31, 2006 compared to the same period last year.  The increase was the result of an additional revenue of approximately $5.7 million generated through the acquisition of CommercialWare for the six months ended December 31, 2006 compared to the same period last year and an increase in services revenue.  These increases were partially offset by decreases in software and hardware revenues resulting from decreases in sales.

Cost of Sales:

          Three Months Ended December 31, 2006:

          An analysis of the cost of sales is as follows:

	Three Months Ended December 31,

	2006		2005

(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue

Hardware	$36,270	65.4%	$35,555	67.8%
Software	6,635	20.3%	6,606	23.3%
Service	48,116	47.3%	39,746	47.8%

	$91,021	47.9%	$81,907	49.9%

          For the three months ended December 31, 2006, cost of sales as a percent of revenue decreased 200 basis points to 47.9% compared to the same period last year.  Hardware cost of sales as a percent of related revenue decreased approximately 240 basis points compared to the same period last year.  The decrease is primarily as a result of an increase in Workstation 4 revenue, which generate higher margin than other hardware products, coupled with an improvement in Workstation 4 margin percentage compared to the same period last year.

          Software cost of sales as a percent of related revenue decreased approximately 300 basis points compared to the same period last year primarily as a result of the 42% increase in Opera suite software sales for the three months ended December 31, 2006 compared to the same period last year.  Opera suite product sales generate much higher margin than third party software sales.  Service costs as a percent of related revenue decreased approximately 50 basis points compared to the same period last year.

          Six Months Ended December 31, 2006:

          An analysis of the cost of sales is as follows:

	Six Months Ended December 31,

	2006		2005

(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue

Hardware	$70,236	64.1%	$65,137	67.5%
Software	13,996	23.1%	12,407	22.1%
Service	91,822	47.5%	78,206	47.9%

	$176,054	48.4%	$155,750	49.3%

          For the six months ended December 31, 2006, cost of sales as a percent of revenue decreased 90 basis points to 48.4% compared to the same period last year.  Hardware cost of sales as a percent of related revenue decreased approximately 340 basis points compared to the same period last year.  The decrease is primarily as a result of an increase in Workstation 4 revenue, which generate higher margin than other hardware products, coupled with an improvement in Workstation 4 margin compared to the same period last year.

          Software cost of sales as a percent of related revenue increased approximately 100 basis points compared to the same period last year primarily due to an increase in the sale of third party software products which generate lower margin than internally developed software products.  Service costs as a percent of related revenue decreased approximately 40 basis points compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:

          Three Months Ended December 31, 2006:

          SG&A expenses, as a percent of revenue, increased 90 basis points to 32.9% compared to the same period last year.  This increase reflects the following:

•	Higher SG&A expenses as a percent of related revenue for acquisitions as discussed above in Revenue; and
•

Increase in payroll and related expenses, as a percent of revenue, primarily due to an increase in headcount, mostly related to implementation rollouts of customers’ systems, in addition to the annual pay increase that took place in October 2006.

          Six Months Ended December 31, 2006:

          SG&A expenses, as a percent of revenue, increased 40 basis points to 33.2% compared to the same period last year.  This decrease reflects the following:

•	Higher SG&A expenses as a percent of related revenue for acquisitions as discussed above in Revenue;
•

Increase in payroll and related expenses, as a percent of revenue, primarily due to an increase in headcount, mostly related to implementation rollouts of customers’ programs, in addition to the annual pay increase that took place in October 2006; and

•

Increase in non-cash share-based compensation expenses of approximately $1.4 million recorded as a component of SG&A expenses for the six months ended December 31, 2006 compared to the same period last year.  See “Share-Based Compensation Expense” below for further discussion.

Research and Development (“R&D”):

          R&D expenses consist primarily of labor costs less capitalized software development costs.  Non-cash share-based compensation expenses allocated to R&D were not capitalized as software development costs during the three and six months ended December 31, 2006 and 2005 because stock options were not granted to employees whose labor costs were capitalized as software development costs.  An analysis of R&D activities is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2006	2005	2006	2005

Total R&D incurred	$8,411	$7,601	$15,749	$15,077
Capitalized software development costs	(436)	(1,223)	(858)	(2,320)

Total R&D expenses	$7,975	$6,378	$14,891	$12,757

% of Revenue	4.2%	3.9%	4.1%	4.0%

          The decreases in total R&D capitalized software development costs for the three and six months ended December 31, 2006 are primarily due to less projects in process that had reached the technological feasibility stage for which R&D is capitalized as a result of the release of Datavantage’s capitalized software product in December of 2005.

Depreciation and Amortization Expenses:

          Depreciation and amortization expenses for the three months ended December 31, 2006 increased approximately $0.7 million to approximately $3.3 million compared to the same period last year.  Depreciation and amortization expenses for the six months ended December 31, 2006 increased approximately $1.1 million to approximately $6.2 million compared to the same period last year.  The increases are primarily due to additional depreciation expenses on assets capitalized since December 31, 2005 and due to acquisitions as discussed above.

Share-Based Compensation Expenses:

          We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.”  The fair value of awards granted under the stock option program are measured and non-cash share-based compensation expenses, adjusted for expected forfeitures, are recognized ratably over the requisite service period of options in the consolidated statements of operations.  In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested.  The non-cash share-based compensation expenses, net of tax, reduced the diluted earnings per share by $0.05 and $0.04 for the three months ended December 31, 2006 and 2005, respectively, and by $0.11 and $0.07 for the six months ended December 31, 2006 and 2005, respectively.

          The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2006	2005	2006	2005

SG&A	$2,578	$2,155	$5,270	$4,030
R&D	117	32	240	70

	$2,695	$2,187	$5,510	$4,100

Income from Operations:

          Income from operations for the three months ended December 31, 2006 increased approximately $4.5 million or 21.6%, to approximately $25.1 million, compared to the same period last year.  Income from operations for the six months ended December 31, 2006 increased approximately $7.1 million or 18.3%, to approximately $45.7 million, compared to the same period last year.  The increases were mainly due to overall increases in sales coupled with lower overall cost of sales as a percent of revenue.  These increases were partially offset by increase in SG&A expenses as a percent of revenue.

Non-operating Income:

          Net non-operating income for the three months ended December 31, 2006 increased approximately $1.6 million to approximately $2.4 million compared to the same period last year.  Net non-operating income for the six months ended December 31, 2006 increased approximately $3.4 million to approximately $4.6 million compared to the same period last year.  The increases were primarily due to increases in interest income resulting from overall higher cash and cash equivalents balances and overall higher interest rates earned on these balances.

Income Tax Provisions:

          The effective tax rates for the three months ended December 31, 2006 and 2005 were 33.0% and 32.5%, respectively.  The effective tax rates for the six months ended December 31, 2006 and 2005 were 33.2% and 32.5%, respectively.  The increases in tax rates were primarily attributable to the negative impact of the changes in legislation related to extra-territorial income exclusions as well as the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items.  These negative factors were partially offset by the benefit recognized from certain activities where the mix of earnings were subject to a lower statutory tax rate than that recognized in the U.S., renewal of research and development tax credit and the phase-in of the deduction for domestic production activities.

          We believe that due to the mix of jurisdictional earnings, the fluctuation of earnings and the impact of the interim reporting requirements of FIN 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Critical accounting policies

          The preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies encompass our more significant judgments and estimates used in the preparation of the condensed financial statements:

•	Revenue recognition and deferred revenue;
•	Allowance for doubtful accounts;
•	Allowance for inventory obsolescence
•	Non-cash share-based compensation;
•	Capitalized software development costs;
•	Valuation of long-lived assets, including intangible assets and impairment review of goodwill;
•	Contingencies and litigation;
•	Income taxes; and
•	Foreign currency translation.

          We have reviewed our critical accounting policies, critical accounting estimates and the related disclosures with our Audit Committee.  These policies and  estimates are described in our Annual Report on Form 10-K for the year ended June 30, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

Liquidity and capital resources

          We have in place two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009.  The international facility is secured by 65% of the capital stock of our Ireland subsidiary and 100% of all of the foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as all inventory and receivables located in the U.S.

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

          As of December 31, 2006, we had approximately $3.5 million outstanding on the lines of credit and had approximately $61.5 million available for future borrowings.  The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) – 224.0 million (approximately $1.9 million at the December 31, 2006 exchange rate);
•	SEK (Swedish Krona) – 5.0 million (approximately $0.7 million at the December 31, 2006 exchange rate), and
•	NZD (New Zealand Dollar) – 1.3 million (approximately $0.9 million at the December 31, 2006 exchange rate.)

          We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2006 exchange rate.)  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  As of December 31, 2006, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the December 31, 2006 exchange rate) of the credit facility has been utilized for guarantees.  As of December 31, 2006, approximately $1.0 million is available for future borrowings.  As we have significant international operations, we do not believe that our Euro-denominated borrowings represent a significant foreign exchange risk.  On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.

          As of December 31, 2006, we had approximately $62.5 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2006 was 4.2%.

          Net cash provided by operating activities for the six months ended December 31, 2006 was approximately $27.3 million versus approximately $30.1 million for the six months ended December 31, 2005.  The decrease is primarily due to additional income tax payments made during the six months ended December 31, 2006 compared to the same period last year and an increase in current and deferred income tax assets as a result of realized tax benefits from increased stock option exercises.  These decreases were partially offset by an increase due to increase in net income. We used approximately $12.4 million in investing activities, including approximately $6.2 million to purchase property, plant, and equipment, and approximately $0.9 million used to internally develop software.  We also used approximately $5.5 million for acquisitions, of which approximately $4.7 million was for two international acquisitions in July and August of 2006 and approximately $0.8 million was for a domestic acquisition in November of 2006.  Net cash provided by financing activities was approximately $33.4 million, consisting primarily of proceeds from the issuance of stock upon exercise of stock options of approximately $24.2 million and tax benefits realized from stock option exercises of approximately $12.7 million, partially offset by our repurchases of stock of approximately $2.4 million.

          We believe that our cash and cash equivalents, cash generated from operations, and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future.  Nevertheless, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock.  We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2007 will be approximately $11 million.

Recent accounting standards

          SFAS No. 158

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), to require an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations.  Application of this statement at June 30, 2006 would have required adjustment to our accrued pension liability relating to our Supplemental Executive Retirement Plan (“SERP Plan”), resulting in an increase to accrued employee benefit liabilities of approximately $4.8 million and a decrease in stockholders’ equity of approximately $4.8 million, net of tax.  The effect at June 30, 2007, the adoption date, or any other future date could significantly differ depending on the measurement of pension obligations at such date, but we do not believe SFAS No. 158 will have a material impact on our consolidated financial position, results of operations and cash flows.

          SFAS No. 157

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements.  The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any fair value measurements.  SFAS No. 157 may cause some valuation procedures to change after its adoption.  Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price).  SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of the adoption of the SFAS 157 on our consolidated financial position, results of operations and cash flows.

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

          FIN 48

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We are currently reviewing the impact of the adoption of FIN 48 on our consolidated financial position, results of operations and cash flows.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company recorded foreign sales, including exports from the United States, of approximately $193.9 million and approximately $149.4 million during the six months ended December 31, 2006 and 2005, respectively, to customers located primarily in Europe, Africa, the Middle East, Australia, Asia, Latin America and Canada.

          The Company’s significant international business and presence expose the Company to certain market risks, such as currency fluctuation, interest rate changes, and political risks.  With respect to currency risk, the Company transacts business in different currencies through its foreign subsidiaries.  The fluctuation of currencies affects reported sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.

          In the six months ended December 31, 2006 and 2005, the Company transacted business in 32 currencies and 27 currencies, respectively.

          The relative currency mix for the three and six months ended December 31, 2006 and 2005 were as follows:

	% of Reported Revenue				Exchange Rates December 31,

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005	2006	2005

Revenues by currency (1):
United States Dollar	52%	59%	53%	60%	1.0000	1.0000
European Euro	23%	20%	22%	20%	1.3201	1.1840
British Pound Sterling	6%	5%	7%	5%	1.9580	1.7205
Australian Dollar	3%	2%	3%	2%	0.7895	0.7333
Mexican Peso	2%	2%	2%	1%	0.0926	0.0941
All Other Currencies (2), (3)	14%	12%	13%	12%	0.0271	0.0282

Total	100%	100%	100%	100%

(1) Calculated using weighted average exchange rates for the period.
(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three months and six months exchange rates for all other currencies.
(3) The “Exchange Rates as of December 31” for “All Other Currencies” represents the weighted average December 31 exchange rates for all other currencies based on the six months revenue.

          The Company has evaluated the effect of a 10% change, both upward and downward, on the Euro in relation to the U.S. dollar.  A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the three months and six months ended December 31, 2006, would have affected total revenues by approximately $4.4 million, or 2.3%, and approximately $8.2 million, or 2.2%, respectively.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective periods with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

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

          The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks.  The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2006, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future.  The Company’s lines of credit bear interest at the prime rate or federal funds rate plus 125 to 200 basis points for borrowings in U.S. currency, and LIBOR rate plus 125 to 200 basis points for borrowings in foreign currencies, depending on the Company’s EBITDA for the immediately preceding four calendar quarters.  At December 31, 2006, the Company had total borrowings of approximately $3.5 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   Management believes that the fair value of the debt equals its carrying value at December 31, 2006. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

          The Company invests its excess cash in overnight deposits, money market funds and short term highly liquid investments with original maturities of three months or less.  These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures. Additionally to minimize the Company’s exposure to credit risk associated with these instruments, the Company invests with high-credit-quality institutions.

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

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          On November 27, 2006, the Company held its Annual Meeting of Stockholders.  A quorum was present (in person and/or by proxy) and shareholders voted on the following matters:

          1.     Election of Directors - The stockholders elected the following individuals as the Company’s directors:

Nominee	For	Vote Withheld (Abstain)

A.L. Giannopoulos	35,958,811	1,378,178
Louis M. Brown, Jr.	34,644,811	2,692,178
B. Gary Dando	36,672,556	664,433
John G. Puente	36,551,666	785,323
Dwight S. Taylor	35,679,676	1,657,313
William S. Watson	36,515,783	821,206

          2.     Ratification of Appointment of Independent Registered Public Accounting Firm - The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2007.

For	36,742,543
Against	583,576
Abstain	10,870

          3.     Amendment to the 1991 Stock Option Plan (“Option Plan”) – The stockholders approved an amendment to the Company’s Option Plan to extend the existing Option Plan until December 31, 2010.

For	29,511,801
Against	4,350,714
Abstain	28,538
Non-vote	3,445,936

          4.          Amendment to the Option Plan - The stockholders approved an amendment to the Company’s Option Plan to increase the number of shares under the Option Plan by an additional 0.6 million shares.

For	28,414,679
Against	5,251,830
Abstain	224,544
Non-vote	3,445,936

ITEM 5.       OTHER INFORMATION

          Subsequent to quarter end, on January 26, 2007, the Company acquired RedSky IT Hospitality-Travel and RedSky IT Retail subsidiaries of RedSky IT by acquiring all of the issued and outstanding stock of the acquired companies for a total cash purchase of approximately $32.0 million.  Headquartered in United Kingdom, the acquired companies provide hotel property management software solutions targeted toward the limited-service, independent and economy hotel market and software solutions for the grocery industry.

ITEM 6.       EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(ii)(a)	By-laws of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(ii)(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.
10(a)(4)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2006 Annual Meeting of Shareholders
10(b)(9)*

Ninth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006.

10(d)(2).*

Second Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006.

10(e)(2).*

Second Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006 (see 10(d)(2) above, as Mr. Patz’ amendment is an amendment identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman).

31(i).1	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31(i).2	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

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

MICROS SYSTEMS, INC.

(Registrant)

Date: February 7, 2007	/s/ Gary C. Kaufman

Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: February 7, 2007	/s/ Cynthia A. Russo

Cynthia A. Russo
Vice President and Corporate Controller