Form 10-Q
period 2007-03-31
MICROS SYSTEMS INC
filed 2007-05-08
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

As of April 30, 2007, there were issued and outstanding 40,519,998 shares of Registrant’s Common Stock, at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months and nine months ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2007	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$301,101	$237,222
Accounts receivable, net of allowance for doubtful accounts of
$23,894 at March 31, 2007 and $20,335 at June 30, 2006	180,174	141,159
Inventory, net	44,229	46,637
Deferred income taxes	18,700	16,649
Prepaid expenses and other current assets	28,689	15,485
Total current assets	572,893	457,152

Property, plant and equipment, net of accumulated depreciation and
amortization of $73,124 at March 31, 2007 and $65,582 at June 30, 2006	26,977	23,794
Deferred income taxes, non-current	11,569	16,192
Goodwill	140,425	98,581
Intangible assets, net of accumulated amortization of $3,704 at March 31, 2007
and $2,592 at June 30, 2006	16,044	10,427
Purchased and internally developed software costs, net of accumulated
amortization of $49,940 at March 31, 2007 and $43,267 at June 30, 2006	37,759	38,328
Other assets	4,357	3,383
Total assets	$810,024	$647,857

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$2,879	$2,134
Accounts payable	34,097	36,022
Accrued expenses and other current liabilities	109,025	84,897
Current portion of capital lease obligations	427	89
Income taxes payable	7,480	12,416
Deferred income taxes	199	227
Deferred service revenue	92,406	68,246
Total current liabilities	246,513	204,031

Capital lease obligations, net of current portion	401	424
Deferred income taxes, non-current	15,527	14,998
Other non-current liabilities	9,663	8,146
Minority interests	4,014	3,142
Commitments and contingencies

Shareholders' Equity:
Common stock, $0.0125 par value; authorized 50,000 shares; issued and
outstanding 40,676 at March 31, 2007 and 38,980 at June 30, 2006	508	487
Capital in excess of par	155,083	100,723
Retained earnings	355,426	302,848
Accumulated other comprehensive income	22,889	13,058
Total shareholders' equity	533,906	417,116

Total liabilities and shareholders' equity	$810,024	$647,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Hardware	$58,541	$56,087	$168,144	$152,585
Software	34,032	28,788	94,540	85,045
Services	107,983	86,266	301,448	249,493
Total revenue	200,556	171,141	564,132	487,123

Cost of sales:
Hardware	37,745	38,234	107,981	103,371
Software	7,597	6,051	21,593	18,458
Service	50,199	41,773	142,020	119,978
Total cost of sales	95,541	86,058	271,594	241,807

Gross margin	105,015	85,083	292,538	245,316

Selling, general and administrative expenses	65,897	54,163	186,624	157,851
Research and development expenses	8,943	6,548	23,834	19,305
Depreciation and amortization	2,961	2,450	9,122	7,557
Total operating expenses	77,801	63,161	219,580	184,713

Income from operations	27,214	21,922	72,958	60,603

Non-operating income (expense):
Interest income	2,689	1,289	7,521	3,276
Interest expense	(94)	(32)	(284)	(107)
Other income (expense), net	136	173	120	(561)
Total non-operating income, net	2,731	1,430	7,357	2,608

Income before taxes, minority interests and equity in net earnings of affiliates	29,945	23,352	80,315	63,211
Income tax provision	10,156	7,589	26,893	20,544
Income before minority interests and equity in net earnings of affiliates	19,789	15,763	53,422	42,667
Minority interests and equity in net earnings of affiliates	(339)	(169)	(844)	(517)
Net income	$19,450	$15,594	$52,578	$42,150

Net income per common share:
Basic	$0.48	$0.40	$1.32	$1.09
Diluted	$0.47	$0.38	$1.28	$1.04

Weighted-average number of shares outstanding:
Basic	40,582	38,914	39,802	38,619
Diluted	41,673	40,730	41,196	40,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2007	2006
Net cash flows provided by operating activities	$67,245	$67,931

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(35,994)	(13,200)
Purchases of property, plant and equipment	(9,058)	(8,281)
Internally developed software	(1,381)	(3,410)
Purchases of other intangible assets	-	(575)
Disposal of property, plant and equipment	331	101
Net cash flows used in investing activities	(46,102)	(25,365)

Cash flows from financing activities:
Proceeds from stock option exercises	31,369	15,897
Realized excess tax benefits from stock option exercises	15,653	12,195
Repurchases of stock	(2,395)	(40,205)
Principal payments on lines of credit	(3,124)	(628)
Proceeds from lines of credit	1,650	-
Dividends to minority owners	(299)	(262)
Net decrease in capital lease obligations	(88)	(70)
Net cash flows provided by (used in) financing activities	42,766	(13,073)

Effect of exchange rate changes on cash and cash equivalents	(30)	(16)

Net increase in cash and cash equivalents	63,879	29,477

Cash and cash equivalents at beginning of period	237,222	153,521
Cash and cash equivalents at end of period	$301,101	$182,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2006	38,980	$487	$100,723	$302,848	$13,058	$417,116
Comprehensive income:
Net income	-	-	-	52,578	-	52,578
Foreign currency translation adjustments	-	-	-	-	9,831	9,831
Total comprehensive income						62,409
Share-based compensation	-	-	9,273	-	-	9,273
Stock issued upon exercise of options	1,758	22	31,347	-	-	31,369
Repurchases of stock	(62)	(1)	(2,394)	-	-	(2,395)
Income tax benefit from options exercised	-	-	16,134	-	-	16,134
Balance, March 31, 2007	40,676	$508	$155,083	$355,426	$22,889	$533,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended March 31, 2007
(unaudited)

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

Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations. The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. Acquisitions

In January 2007, the Company acquired the RedSky IT Hospitality-Travel and RedSky IT Retail subsidiaries (together “RedSky”) of RedSky IT for a total cash purchase price of approximately $30.5 million. Approximately $4.8 million of the total purchase price is currently held in escrow to satisfy certain claims the Company may have against RedSky. Any amounts remaining in the escrow account 13 months after closing on RedSky will be paid to the sellers. Headquartered in the United Kingdom, the acquired companies provide hotel property management software solutions targeted toward the limited-service, independent and economy hotel markets, and software solutions for the grocery industry. Goodwill of approximately $30.9 million and intangible assets of approximately $8.9 million were recorded in connection with the acquisition. The purchase price allocation is not finalized and is subject to adjustments.

Additionally, during the nine months ended March 31, 2007, the Company acquired various distributors of MICROS products and services and two other companies with complementary products and services. The aggregate cash purchase price for these acquisitions was approximately $9.7 million, which includes certain amounts that were held back to be released on either an agreed upon date or upon the resolution of contractual indemnity obligations of the sellers.

The aggregate total assets acquired in acquisitions discussed above included total cash of approximately $1.9 million, total goodwill of approximately $40.1 million and total intangible assets of approximately $10.3 million. The pro forma effect on operating results due to these acquisitions was not material to the consolidated financial position and results of operations presented herein.

3. Share-based compensation

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. Currently, options are granted to those directors who are either employees of or consultants to the Company. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since its inception in 1991, the Company has authorized approximately 16.4 million shares for issuance upon exercise of options, of which approximately 1.6 million shares were available for future grants as of March 31, 2007. As of March 31, 2007, options to purchase approximately 3.7 million shares were outstanding, including currently exercisable options to purchase approximately 2.2 million shares.

The Company accounts for its option awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted under the stock option program are measured, and non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested. The non-cash share-based compensation expenses, net of tax, reduced the diluted earnings per share by $0.07 and $0.06 for the three months ended March 31, 2007 and 2006, respectively, and by $0.17 and $0.12 for the nine months ended March 31, 2007 and 2006, respectively.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Cost of sales	$0	$25	$0	$25
Selling, general and administrative	3,581	2,329	8,851	6,359
Research and development	182	73	422	143
Non-cash share-based compensation expense	$3,763	$2,427	$9,273	$6,527

The non-cash share-based compensation expenses for the three and nine months ended March 31, 2007 include a one-time charge of approximately $0.7 million resulting from the accelerated vesting of unvested options due to the death of an officer of the Company. Under the Company’s stock option plan, options immediately vest upon death. No compensation expense was capitalized for the three and nine months ended March 31, 2007 and 2006 because no stock options had been granted to employees whose labor costs were capitalized as software development costs.

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

Expected volatility is based on historical stock prices. The expected term of options granted is based on historical data, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the estimated fair value of those vested awards.

The estimated fair values of options granted during the three and nine months ended March 31, 2007 and 2006 were estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted-average expected volatility	36%	36%	37%	42%
Expected volatility	36%	36%	36% - 38%	34% - 46%
Expected term	4.6 years	4.8 years	4.6 - 5.7 years	4.0 - 5.7 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.9%	4.5%	4.5% - 4.9%	3.9% - 4.5%

The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	4,810	$25.34
Granted	695	$52.61
Exercised	(1,758)	$17.84
Forfeited or expired	(22)	$44.89
Outstanding at March 31, 2007	3,725	$33.85	6.9	$75,004

Exercisable at March 31, 2007	2,223	$25.03	5.6	$64,362

The weighted-average grant-date estimated fair value per share of options granted during the nine months ended March 31, 2007 and 2006 was $21.32 and $20.83, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the nine months ended March 31, 2007 and 2006 was approximately $57.0 million and $33.8 million, respectively.

As of March 31, 2007, there were approximately $25.5 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Cash received from options exercised during the nine months ended March 31, 2007 and 2006 was approximately $31.4 million and $15.9 million, respectively.

4. Inventory

The components of inventory are as follows:

(in thousands)	March 31, 2007	June 30, 2006
Raw materials	$9,909	$8,290
Work-in-process	13	20
Finished goods	34,307	38,327
	$44,229	$46,637

The Company maintained a reserve for obsolescence for inventory of approximately $9.2 million at March 31, 2007 compared to approximately $9.9 million at June 30, 2006. The Company reserved approximately $2.1 million and $2.9 million during the nine months ended March 31, 2007 and 2006, respectively, related to older products. Inventory balance as of March 31, 2007 was increased by foreign currency translation adjustments of approximately $0.2 million as compared to June 30, 2006.

5. Goodwill and intangible assets

During the three months ended September 30, 2006, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2006. Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2006.

6. Other comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Net income	$19,450	$15,594	$52,578	$42,150
Other comprehensive income (loss):
Change in cumulative translation
adjustment, net of tax	2,277	3,175	9,831	(129)
	$21,727	$18,769	$62,409	$42,021

7. Line of credit

The Company has two credit agreements (the “Credit Agreements”), an international facility and a U.S. facility, that, in the aggregate, provide a $65.0 million multi-currency committed line of credit that expires on July 31, 2009. The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of all of the capital stock of the Company’s other major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as all of the Company’s inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the prime rate or the federal funds rate plus 50 basis points. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. The Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders. The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of March 31, 2007, the Company had approximately $2.9 million outstanding and had approximately $62.1 million available for future borrowings under the above lines of credit. The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) - 165.0 million (approximately $1.4 million at the March 31, 2007 exchange rate);

•	SEK (Swedish Krona) - 4.0 million (approximately $0.6 million at the March 31, 2007 exchange rate), and

•	NZD (New Zealand Dollar) - 1.3 million (approximately $0.9 million at the March 31, 2007 exchange rate).

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2007 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2007, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.2 million at the March 31, 2007 exchange rate) of the credit facility has been utilized for guarantees. As of March 31, 2007, approximately $1.1 million is available for future borrowings.

As of March 31, 2007, the Company had approximately $63.2 million available to borrow under all of its credit facilities available at that time. The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2007 was 4.7%.

8. Recent accounting pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of the adoption of the SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this statement at June 30, 2006 would have required adjustment to the Company’s accrued pension liability relating to its Supplemental Executive Retirement Plan (the “SERP Plan”), resulting in an increase to accrued employee benefit liabilities of approximately $4.8 million and a decrease in stockholders’ equity of approximately $4.8 million, net of tax. The effect at June 30, 2007, the adoption date, or any other future date could significantly differ depending on the measurement of pension obligations at such date, but the Company does not believe SFAS No. 158 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements. The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any previous fair value measurements. SFAS No. 157 may cause some valuation procedures used by the Company to change after its adoption. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of the adoption of the SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on the process of quantifying financial statement misstatements. The provisions under SAB 108 will be applied in the first fiscal year ending after November 15, 2006, which is the Company’s current fiscal year. The Company does not believe SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, ‘Accounting for Income Taxes’” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company is currently reviewing the impact of the adoption of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

9. Net income per share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Net income	$19,450	$15,594	$52,578	$42,150

Average common shares outstanding	40,582	38,914	39,802	38,619
Dilutive effect of outstanding stock options	1,091	1,816	1,394	2,029
Average common shares outstanding
assuming dilution	41,673	40,730	41,196	40,648

Basic net income per share	$0.48	$0.40	$1.32	$1.09
Diluted net income per share	$0.47	$0.38	$1.28	$1.04

Anti-dilutive weighted shares excluded
from reconciliation	947	776	1,154	418

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

A summary of the Company’s reportable segments is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Revenue(1):
U.S.	$93,226	$90,422	$269,594	$261,436
International	147,718	106,487	403,988	311,091
Intersegment eliminations	(40,388)	(25,768)	(109,450)	(85,404)
	$200,556	$171,141	$564,132	$487,123

Income before taxes, minority interests and equity
in net earnings of affiliates(1):
U.S.	$8,437	$8,191	$22,733	$18,634
International	55,082	36,168	147,434	113,264
Intersegment eliminations	(33,574)	(21,007)	(89,852)	(68,687)
	$29,945	$23,352	$80,315	$63,211

(in thousands)	March 31, 2007	June 30, 2006
Identifiable assets (2):
U.S.	$400,498	$383,663
International	409,526	264,194
	$810,024	$647,857

(1)  Amounts based on the location of the selling entity, and include export sales.
(2)  Amounts based on the physical location of the asset.

11. Shareholders’ equity

In fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock. Since the inception of the repurchase programs, the Company has incurred approximately $0.1 million in fees related to the programs. A summary of the cumulative number of shares purchased and retired since the inception of the current repurchase program through March 31, 2007, plus the shares purchased and retired under the previous repurchase program, is as follows:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)

Total shares purchased as of June 30, 2006	3,417,999	$27.33	$93,414
July 2006 - March 2007	62,100	$38.56	2,395
	3,480,099	$27.53	$95,809

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Service cost	$139	$127	$418	$381
Interest cost	174	124	521	373
Amortization of prior service cost	137	124	411	371
	$450	$375	$1,350	$1,125

During the three months ended March 31, 2007, an officer of the Company who was a participant in the SERP plan died. The pre-retirement death benefit will be funded by the death benefit to be received from the corporate owned life insurance policy.

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

•
our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules; and

•	our statements and expectations regarding our effective tax rates for the current fiscal year and future periods.

Factors that may affect future results

Current market conditions, and world political and economic uncertainty, make it difficult to predict whether we can continue to achieve revenue and profitability growth over the remainder of the current fiscal year. One reason for this difficulty is that our primary customers - the hospitality, travel, restaurant, and retail industries - are highly sensitive to economic, political, and environmental disturbances, all of which are not only outside of our (and, frequently, their own) control, but also are very difficult to predict with any accuracy. Accordingly, there can be no assurance that any particular level of growth is reasonable or can be achieved.

We continue to experience gross margin pressure on our hardware and software products, and our service offerings, due to the highly competitive nature of the market for our products and services, and we expect that product and service margins generally will tend to decline. There can be no assurance that we will be able to increase sufficiently the sales of our higher margin products, including software, to prevent future declines in our overall gross margin.

Currency fluctuations directly affect our financial results because we conduct business in many different currencies. In particular, a weakening or strengthening Euro could significantly affect our financial performance due to the volume of business that we conduct in the European market.

Our quarterly financial results are dependent upon the timing and size of customer orders. Large software orders from customers may account for more than an insignificant portion of earnings in any quarter. Based on past experience, we expect that the customers with whom we do the largest amount of business will vary from year to year, in part as a result of the timing of the rollouts of each customer’s systems. Further, if a customer delays or accelerates its delivery requirements, or if a product’s completion is delayed or accelerated, revenues that we may have expected in one quarter could be deferred or accelerated into a subsequent or earlier quarter.

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

Hotel information systems - consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems; we have provided hotel information systems to more than 20,000 hotels worldwide.

Restaurant information systems - consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor and financial management, and certain centrally hosted enterprise applications; we have installed over 200,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries and on all seven continents.

Specialty retail information systems - consist of software encompassing point-of-sale, loss prevention, business analytics, customer gift cards, and enterprise applications; we have provided specialty retail information systems to more than 50,000 specialty retail stores worldwide.

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

Three Months Ended March 31, 2007:

An analysis of the sales mix by reportable segments is as follows (based on location of the selling entity, and include export sales; intersegment sales are eliminated):

	Three Months Ended March 31,
	U.S.		International		Total
(in thousands)	2007	2006	2007	2006	2007	2006
Hardware	$29,878	$32,109	$28,663	$23,978	$58,541	$56,087
Software	12,406	12,049	21,626	16,739	34,032	28,788
Service	48,090	43,430	59,893	42,836	107,983	86,266
	$90,374	$87,588	$110,182	$83,553	$200,556	$171,141

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended March 31,
	2007	2006
Hardware	29.2%	32.8%
Software	17.0%	16.8%
Service	53.8%	50.4%
	100.0%	100.0%

For the three months ended March 31, 2007, total revenue increased approximately $29.4 million, or 17.2% to approximately $200.6 million compared to the same period last year. The increase in revenue was a result of the following:

•
approximately $21.7 million or 25% increase in services primarily due to additional revenue generated from various acquisitions and the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services). We acquired the RedSky IT Hospitality-Travel and RedSky IT Retail subsidiaries of RedSky IT in January 2007 and various distributors of MICROS products and services and two other companies with complementary products and services during the nine months ended March 31, 2007. Additionally, we acquired CommercialWare, Inc. in February 2006;

•
approximately $5.2 million or 18% increase in software primarily due to additional revenue generated from the acquisitions, as discussed above, and the foreign currency translation mainly between the Euro and U.S. dollar; and,

•
approximately $2.5 million or 4% increase in hardware primarily due to the foreign currency translation and additional revenue generated from the acquisitions, both as discussed above. These increases were partially offset by a decrease in overall sales volume.

The recurring support revenue contributed 54.9% and the increase in installation revenue contributed 25.7% of the total service revenue increase of approximately $21.7 million for the three months ended March 31, 2007 compared to the same period last year.

The International segment sales for the three months ended March 31, 2007 increased approximately $26.6 million, which was a result of the following:

•	approximately $17.1 million or 40% increase in services primarily due to additional revenue generated from the acquisitions and the foreign currency translation, both as discussed above;

•	approximately $4.9 million or 29% increase in software due to foreign currency translation, additional revenue generated from the acquisitions, both as discussed above and increased sales volume; and,

•	approximately $4.6 million or 20% increase in hardware primarily due to foreign currency translation and the acquisitions, both as discussed above.

U.S. segment sales for the three months ended March 31, 2007 increased approximately $2.8 million due to an increase in service revenue from continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services) and additional revenue generated from the acquisitions, as discussed above. These increases were partially offset by a decrease in overall hardware sales volume.

Nine Months Ended March 31, 2007:

An analysis of the sales mix by reportable segments is as follows (based on location of the selling entity, and including export sales; intersegment sales are eliminated):

	Nine Months Ended March 31,
	U.S.		International		Total
(in thousands)	2007	2006	2007	2006	2007	2006
Hardware	$86,875	$90,338	$81,269	$62,247	$168,144	$152,585
Software	35,613	37,294	58,927	47,751	94,540	85,045
Service	137,554	126,546	163,894	122,947	301,448	249,493
	$260,042	$254,178	$304,090	$232,945	$564,132	$487,123

An analysis of the total sales mix as a percent of total revenue is as follows:

	Nine Months Ended March 31,
	2007	2006
Hardware	29.8%	31.3%
Software	16.8%	17.5%
Service	53.4%	51.2%
	100.0%	100.0%

For the nine months ended March 31, 2007, total revenue increased approximately $77.0 million, or 15.8% to approximately $564.1 million compared to the same period last year. The increase in revenue was a result of the following:

•
approximately $52.0 million or 21% increase in services primarily due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services) and additional revenue generated through the acquisitions, as discussed above, and;

•	approximately $15.5 million or 10% increase in hardware primarily due to foreign currency translation and additional revenue generated through the acquisitions, both as discussed above; and,

•	approximately $9.5 million or 11% increase in software primarily due to additional revenue generated through the acquisitions and foreign currency translation, both as discussed above.

The recurring support revenue contributed 58.9% and the increase in installation revenue contributed 22.9% of the total service revenue increase of approximately $52.0 million for the nine months ended March 31, 2007 compared to the same period last year.

The International segment sales for the nine months ended March 31, 2007 increased approximately $71.1 million which was a result of the following:

•
approximately $40.9 million or 33% increase in services due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services), additional revenue generated through the acquisitions and foreign currency translation, as discussed above;

•	approximately $19.0 million or 31% increase in hardware primarily due to increased sales volume and foreign currency translation, as discussed above; and,

•	approximately $11.2 million or 23% increase in software due to foreign currency translation, increased sales volume and additional revenue generated from the acquisitions.

U.S. segment sales increased approximately $5.9 million for the nine months ended March 31, 2007 compared to the same period last year primarily resulting from additional revenue generated through the acquisitions, as discussed above, and an increase in services revenue due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services). These increases were partially offset by decreases in hardware and software revenues resulting from decreases in sales volume.

Cost of Sales:

Three Months Ended March 31, 2007:

An analysis of the cost of sales is as follows:

	Three Months Ended March 31,
	2007		2006
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$37,745	64.5%	$38,234	68.2%
Software	7,597	22.3%	6,051	21.0%
Service	50,199	46.5%	41,773	48.4%
	$95,541	47.6%	$86,058	50.3%

For the three months ended March 31, 2007, cost of sales as a percent of revenue decreased 270 basis points to 47.6% compared to the same period last year. Hardware cost of sales as a percent of related revenue decreased approximately 370 basis points compared to the same period last year. The decrease is primarily as a result of an improvement in Workstation 4 margin percentage, coupled with an increased percentage of revenue attributable to Workstation 4 compared to the same period last year. Workstation 4 generate higher margin than other hardware products.

Software cost of sales as a percent of related revenue increased approximately 130 basis points primarily as a result of a decrease in the third party software margin percentage compared to the comparable period last year. Service costs as a percent of related revenue decreased approximately 190 basis points compared to the same period last year primarily due to decrease in travel expenses.

Nine Months Ended March 31, 2007:

An analysis of the cost of sales is as follows:

	Nine Months Ended March 31,
	2007		2006
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$107,981	64.2%	$103,371	67.7%
Software	21,593	22.8%	18,458	21.7%
Service	142,020	47.1%	119,978	48.1%
	$271,594	48.1%	$241,807	49.6%

For the nine months ended March 31, 2007, cost of sales as a percent of revenue decreased 150 basis points to 48.1% compared to the same period last year. Hardware cost of sales as a percent of related revenue decreased approximately 350 basis points compared to the same period last year. The decrease is primarily as a result of an improvement in Workstation 4 margin compared to the same period last year, coupled with an increased percentage of revenues attributable to Workstation 4, compared to the same period last year. As discussed above, Workstation 4 generate higher margin than other hardware products.

Software cost of sales as a percent of related revenue increased approximately 110 basis points primarily as a result of a decrease in the third party software margin percentage compared to the comparable period last year. Service costs as a percent of related revenue decreased approximately 100 basis points compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:

Three Months Ended March 31, 2007:

SG&A expenses, as a percent of revenue, increased 130 basis points to 32.9% compared to the same period last year. This increase reflects the following:

•	Higher SG&A expenses as a percent of related revenue for the acquisitions as discussed above in Revenue; and,

•
Increase in non-cash share-based compensation expenses of approximately $1.3 million recorded as a component of SG&A expenses for the three months ended March 31, 2007 compared to the same period last year. The non-cash share-based compensation expenses include a one-time charge of approximately $0.7 million resulting from accelerated vesting of unvested options due to the death of an officer of the Company. See “Share-Based Compensation Expense” below for further discussion.

Nine Months Ended March 31, 2007:

SG&A expenses, as a percent of revenue, increased 70 basis points to 33.1% compared to the same period last year. This increase reflects the following:

•	Higher SG&A expenses as a percent of related revenue for the acquisitions as discussed above in Revenue; and,

•
Increase in non-cash share-based compensation expenses of approximately $2.5 million recorded as a component of SG&A expenses for the nine months ended March 31, 2007 compared to the same period last year. The non-cash share-based compensation expenses include a one-time charge of approximately $0.7 million resulting from accelerated vesting of unvested options due to the death of an officer of the Company. See “Share-Based Compensation Expense” below for further discussion.

Research and Development (“R&D”):

R&D expenses consist primarily of labor costs less capitalized software development costs. Non-cash share-based compensation expenses allocated to R&D were not capitalized as software development costs during the three and nine months ended March 31, 2007 and 2006 because stock options were not granted to employees whose labor costs were capitalized as software development costs. An analysis of R&D activities is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006

Total R&D incurred	$9,467	$7,638	$25,215	$22,715
Capitalized software development costs	(524)	(1,090)	(1,381)	(3,410)
Total R&D expenses	$8,943	$6,548	$23,834	$19,305

% of Revenue	4.5%	3.8%	4.2%	4.0%

The decreases in total R&D capitalized software development costs for the nine months ended March 31, 2007 is primarily due to the release of our retail capitalized software product in December of 2005. As a result, the volume of costs for development of products that had reached the technological feasibility stage but were not yet complete and ready for general release had declined.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended March 31, 2007 increased approximately $0.5 million to approximately $3.0 million compared to the same period last year. Depreciation and amortization expenses for the nine months ended March 31, 2007 increased approximately $1.6 million to approximately $9.1 million compared to the same period last year. The increases are primarily due to additional depreciation expenses on assets capitalized since March 31, 2006 and due to the acquisitions discussed above. Additionally, foreign currency fluctuation increased depreciation and amortization expenses for the three and nine months ended March 31, 2007 by approximately $0.2 million and $0.4 million, respectively.

Share-Based Compensation Expenses:

We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted under the stock option program are measured and non-cash share-based compensation expenses, adjusted for expected forfeitures, are recognized ratably over the requisite service period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested. The non-cash share-based compensation expenses, net of tax, reduced our diluted earnings per share by $0.07 and $0.06 for the three months ended March 31, 2007 and 2006, respectively, and by $0.17 and $0.12 for the nine months ended March 31, 2007 and 2006, respectively.

The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2007	2006	2007	2006

Cost of sales	$0	$25	$0	$25
SG&A	3,581	2,329	8,851	6,359
R&D	182	73	422	143
	$3,763	$2,427	$9,273	$6,527

The non-cash share-based compensation expenses allocated to SG&A for the three and nine months ended March 31, 2007 include a one-time charge of approximately $0.7 million resulting from accelerated vesting of unvested options due to the death of an officer of the Company. Under the Company’s stock option plan, options immediately vest upon death.

Income from Operations:

Income from operations for the three months ended March 31, 2007 increased approximately $5.3 million or 24.1%, to approximately $27.2 million, compared to the same period last year. Income from operations for the nine months ended March 31, 2007 increased approximately $12.4 million or 20.4%, to approximately $73.0 million, compared to the same period last year. The increases were mainly due to increased revenues and higher margins, partially offset by increase in SG&A expenses as a percent of revenue.

Non-operating Income:

Net non-operating income for the three months ended March 31, 2007 increased approximately $1.3 million to approximately $2.7 million compared to the same period last year. Net non-operating income for the nine months ended March 31, 2007 increased approximately $4.7 million to approximately $7.4 million compared to the same period last year. The increases were primarily due to increases in interest income resulting from overall higher cash and cash equivalents balances and overall higher interest rates earned on these balances.

Income Tax Provisions:

The effective tax rates for the three months ended March 31, 2007 and 2006 were 33.9% and 32.5%, respectively. The effective tax rates for the nine months ended March 31, 2007 and 2006 were 33.5% and 32.5%, respectively. The increases in tax rates were primarily attributable to the negative impact of the changes in legislation related to the exclusion of certain qualified foreign income (extra-territorial income exclusions) as well as the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items, foreign withholding taxes and enacted tax rate changes in foreign jurisdictions. These negative factors for the three and nine months ended March 31, 2007 were partially offset by the benefit recognized from an increase in the proportion of earnings from jurisdictions that have a lower statutory tax rate than the U.S., renewal of the research and development tax credit, and the phase-in of the deduction for domestic production activities.

Based on currently available information, we estimate that the fiscal year 2007 effective tax rate will be approximately 33.5% compared to fiscal year 2006 effective tax rate of 32.9%. The increase is primarily attributable to the negative impact of the changes in legislation related to the exclusion of certain qualified foreign income (extra-territorial income exclusions) as well as the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items, foreign withholding taxes and enacted tax rate changes in foreign jurisdictions.

We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings and the impact of certain discrete items, there will always be some degree of adjustment to the effective tax rate on a quarterly basis.

Liquidity and capital resources

We have two credit agreements (the “Credit Agreements”) that, in the aggregate, provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009. The international facility is secured by 65% of the capital stock of our main operating Ireland subsidiary and 100% of all of the major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as all inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, we are required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders. The Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of March 31, 2007, we had approximately $2.9 million outstanding on the lines of credit and had approximately $62.1 million available for future borrowings under the above lines of credit. The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) - 165.0 million (approximately $1.4 million at the March 31, 2007 exchange rate);

•	SEK (Swedish Krona) - 4.0 million (approximately $0.6 million at the March 31, 2007 exchange rate), and

•	NZD (New Zealand Dollar) - 1.3 million (approximately $0.9 million at the March 31, 2007 exchange rate).

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2007 exchange rate). Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of March 31, 2007, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.2 million at the March 31, 2007 exchange rate) of the credit facility has been utilized for guarantees. As of March 31, 2007, approximately $1.1 million is available for future borrowings.

As of March 31, 2007, we had approximately $63.2 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2007 was 4.7%.

Net cash provided by operating activities for the nine months ended March 31, 2007 was approximately $67.2 million as compared to approximately $67.9 million for the nine months ended March 31, 2006. The decrease is primarily due to additional income tax payments made during the nine months ended March 31, 2007 compared to the same period last year. This decrease was substantially offset by an increase in net income. We also used approximately $46.1 million in investing activities, consisting primarily of approximately $36.0 million for acquisitions, of which approximately $29.8 million was for the acquisition of RedSky in January 2007 and approximately $6.2 million was for acquisitions of various distributors of MICROS products and services and two other companies with complementary products and services. We also used approximately $9.1 million to purchase property, plant, and equipment, and approximately $1.4 million to internally develop software.  Net cash provided by financing activities was approximately $42.8 million, consisting primarily of proceeds from the issuance of stock upon exercise of stock options of approximately $31.4 million and tax benefits realized from stock option exercises of approximately $15.7 million, partially offset by our repurchases of stock of approximately $2.4 million.

We believe that our cash and cash equivalents, cash generated from operations, and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future. Nevertheless, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock. We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2007 will be approximately $12 million.

Recent accounting standards

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of the adoption of the SFAS 159 on our consolidated financial position, results of operations and cash flows.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this statement at June 30, 2006 would have required adjustment to our accrued pension liability relating to our Supplemental Executive Retirement Plan (“SERP Plan”), resulting in an increase to accrued employee benefit liabilities of approximately $4.8 million and a decrease in stockholders’ equity of approximately $4.8 million, net of tax. The effect at June 30, 2007, the adoption date, or any other future date could significantly differ depending on the measurement of pension obligations at such date, but we do not believe SFAS No. 158 will have a material impact on our consolidated financial position, results of operations and cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements. The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any fair value measurements. SFAS No. 157 may cause some valuation procedures used by the Company to change after its adoption. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of the adoption of the SFAS 157 on our consolidated financial position, results of operations and cash flows.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on the process of quantifying financial statement misstatements. The provisions under SAB 108 will be applied in the first fiscal year ending after November 15, 2006, which is our current fiscal year. We do not believe SAB 108 will have a material impact on our consolidated financial position, results of operations and cash flows.

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, ‘Accounting for Income Taxes’” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   As required, the Company will adopt FIN 48 in fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We are currently reviewing the impact of the adoption of FIN 48 on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company recorded foreign sales, including exports from the United States, of approximately $304.1 million and approximately $232.9 million during the nine months ended March 31, 2007 and 2006, respectively, to customers located primarily in Europe and Asia.

The Company’s international business exposes the Company to certain market risks, such as currency fluctuation, interest rate changes, and political risks. With respect to currency risk, the Company transacts business in different currencies through its foreign subsidiaries. The fluctuation of currencies affects reported sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency.

In the nine months ended March 31, 2007 and 2006, the Company transacted business in 34 currencies and 27 currencies, respectively.

The relative currency mix for the three and nine months ended March 31, 2007 and 2006 were as follows:

	% of Reported Revenue
	Three Months Ended March 31,		Nine Months Ended March 31,		Exchange Rates March 31,
Revenues by currency (1):	2007	2006	2007	2006	2007	2006
United States Dollar	51%	57%	52%	59%	1.0000	1.0000
European Euro	26%	23%	24%	21%	1.3358	1.2121
British Pound Sterling	7%	5%	7%	5%	1.9679	1.7366
Australian Dollar	3%	2%	3%	2%	0.8092	0.7167
Mexican Peso	2%	2%	2%	1%	0.0906	0.0918
All Other Currencies (2), (3)	11%	11%	12%	12%	0.0259	0.0274
Total	100%	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the period.
(2)	The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three and nine months’ exchange rates for all other currencies.
(3)	The “Exchange Rates as of March 31” for “All Other Currencies” represents the weighted average March 31 exchange rates for all other currencies based on the nine months revenue.

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the three and nine months ended March 31, 2007, would have affected total revenues by approximately $5.3 million, or 2.6%, and approximately $13.4 million, or 2.4%, respectively. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective periods with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

The Company is also subject to interest rate fluctuations in foreign countries to the extent that the Company elects to borrow in the local foreign currency. In the past, this has not been an issue of concern as the Company has the capacity to elect to borrow in other currencies with more favorable interest rates.

The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks. The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2006, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future. For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points depending upon the Company’s EBITDA for the immediately preceding four calendar quarters. At March 31, 2007, the Company had total borrowings of approximately $2.9 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. While the Company has not invested in financial instruments designed to protect against interest rate fluctuations, the Company will continue to evaluate the need to do so in the future. Management believes that the fair value of the debt approximates its carrying value at March 31, 2007. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.

The Company invests its excess cash in overnight deposits, money market funds and short term highly liquid investments with original maturities of three months or less. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term nature. Additionally to minimize the Company’s exposure to credit risk associated with these instruments, the Company invests with high-credit-quality institutions. Substantial balance of the Company’s cash and cash equivalents are held outside of U.S. and are not necessarily available for use by U.S. operations as a result of funds necessary to support foreign operations and tax implications, among others.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii)(a)	By-laws of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(ii)(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350.

32.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350.

* Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC. (Registrant)

Date: May 8, 2007	/s/ Gary C. Kaufman
Gary C. Kaufman Executive Vice President, Finance and Administration/ Chief Financial Officer

Date: May 8, 2007	/s/ Cynthia A. Russo
Cynthia A. Russo Vice President and Corporate Controller