Form 10-K
period 2007-06-30
MICROS SYSTEMS INC
filed 2007-08-29
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007

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

YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☑

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

YES ☐ NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2006 was $2,100,898,728.

At the close of business on July 31, 2007, there were issued and outstanding 40,747,966 shares of Registrant’s Common Stock at $0.0125 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

INTRODUCTION
MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.
References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis. Also, our fiscal year runs from July 1 through June 30, and so throughout this report on Form 10-K, references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2007 means the 12-month period ending June 30, 2007.
We operate in two reportable segments for financial reporting purposes: U.S. and international. You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 17, “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In each of these two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold must be customized for each segment to address local issues, laws, tax requirements and customer preferences, the products and services are substantively similar worldwide.
The hospitality industry comprises numerous defined market areas, including lodging (e.g., individual hotel sites, hotel chains and franchise groups, and centrally deployed systems, such as hotel central reservation systems), table service restaurants, quick service restaurants, entertainment venues (e.g., stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling directly to consumers, including retailers of clothing, shoes, food, hardware, jewelry, and other specialty items.
Our enterprise solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) specialty retail information systems. In addition to our software enterprise solutions and hardware products, we offer an extensive array of services and other products for our hotel, restaurant and retail information systems. The hotel information systems consist mainly of software, encompassing property based management systems (“PMS”), related property-specific modules and applications, and central systems, including central reservation systems (“CRS”). The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications. The specialty retail systems consist of software encompassing POS, loss prevention, business analytics, customer gift cards, and enterprise applications.
Our hotel PMS applications are installed worldwide in leading hotel chains, including Accor (France), Best Western, Camino Real (Mexico), Carlson Hotels, Dusit Thani (Thailand), Extended Stay America, Fairmont, Federal (Malaysia), Four Seasons, Hilton International, Hyatt Global, InterContinental Hotels Group, Kempinski (Germany), MGM Mirage, Marriott International, Mövenpick (Switzerland), Peninsula (Hong Kong), Shangri-La International (Hong Kong), Société du Louvre (France), Solare (Japan), Starwood International, Steigenberger, Thistle (United Kingdom), Wyndham Worldwide, and Wynn Resorts. Globally, there are approximately 21,000 MICROS PMS applications installed (most of which are accompanied by other property-specific modules and applications.)
The MICROS CRS is installed in numerous hotel chains, including Boscolo (Italy), Constellation (Australia), Equatorial (Malaysia), Fairmont, Four Seasons, Great Wolf Resorts, Loews Hotels, MacDonalds (United Kingdom), MGM Mirage, Oberoi (India), Pan Pacific (Singapore), Red Lion, Rydges (Australia), Shangri-La, Société du Louvre, Sokos (Finland), Starhotels (Italy), Sun International (South Africa), Thistle, Westmark, Wyndham Worldwide, and Wynn Resorts. Globally, over 65 hotel chains have installed MICROS CRS applications.
Our restaurant POS systems are installed worldwide. Major table service restaurant chain customers include Bertucci’s, Chevy’s, Corporación Mexicana de Restaurantes (Mexico), Cracker Barrel, Denny’s, Eat ‘n Park, El Torito, ESPN Zone, Fazer Amica (Finland), Friendly’s, Groupe Le Duff (France), Hard Rock Café, HMS Host, Hooters, International House of Pancakes, Johnny Carinos, La Madeleine, Lone Star, Marie Callender’s, Metromedia Restaurant Group, Mitchells and Butlers (U.K.), Perkins, Rainforest Cafe, Ruby Tuesday’s, T.G.I. Friday’s, VIPS (Spain), and Whitbread PLC (United Kingdom). Major quick service chain restaurant (“QSR”) customers include numerous franchisees of Atlanta Bread, Arby’s, Baja Fresh, Ben & Jerry’s, Burger King, Checkers, El Pollo Loco, Fazoli’s, Fuddruckers, Grandy’s, Krispy Kreme, Pollo Campero (Guatemala), Panera Bread, Popeye’s, Red Rooster (Australia), Retail Brand Group, Starbucks (mainly international sites), Subway, Tropical Smoothie Café, Wendy’s, and various franchisees of Yum! Brands (Pizza Hut, KFC International, and Taco Bell).
Our restaurant POS systems are also installed in hotel restaurants in chains, including Boyd Gaming, Camino Real, Fairmont, Four Seasons, Hilton International, Hilton, Hyatt, InterContinental Hotels, Kempinski, Mandarin Oriental, Marriott International, Omni, Pan Pacific, Radisson, Starwood, and Wyndham International. Additional significant markets for our POS systems include complex foodservice environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Users include Aramark, Anton’s, Compass, Delaware North, HMS Host, and various government entities. We have installed large POS systems in the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, The Venetian and Wynn Resorts. We supply and service POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.

We also market restaurant POS systems through our Hospitality Solutions International (“HSI”) division. The HSI restaurant POS product is a Windows® based software product. Additionally, we market a POS product through our Indatec GmbH (“Indatec”) subsidiary. The Indatec product is a proprietary POS hardware system with embedded software. The Indatec product is sold exclusively in Europe and is targeted to small restaurants.
Through our JTECH Communications, Inc. (“JTECH”) subsidiary, we market a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.
Our specialty retail solutions are provided through our subsidiaries Datavantage Corporation (“Datavantage”), CommercialWare Inc. (“CommercialWare), and RedSky (discussed below). In our marketing, we sometimes refer to this group of subsidiaries as the “MICROS Retail” group.
Datavantage is a software application developer and system integrator specializing in the specialty and apparel retail market, and has over 225 retail company customers. The Datavantage software solutions include retail POS, loss prevention, business analytics, and enterprise applications. Its customers include Abercrombie & Fitch, Adidas AG (Germany and Adidas USA, Armani Exchange, Barney’s New York, Books-A-Million, Blue Spirit (Italy), Brazin Ltd. (Australia), CSK Auto, Guitar Center, Hugo Boss AG (Germany), Jos. A. Banks Clothiers, Limited Too, Michael’s Arts and Crafts, Polo Ralph Lauren, Reebok Retail, Ritz Camera, Roots Canada Ltd., S & K Famous Brands, Señor Frogs (Mexico), Shaw’s Markets, Steve Madden Retail, Talbots, Urban Brands, and Zales.
CommercialWare offers cross-channel retail solutions (described more fully below), consisting of software and services that support retailers with a variety of field management solutions, including store systems, business analytics, marketing applications and order processing via phone, mail order and the internet. CommercialWare has over 90 customers including the following: Abercrombie & Fitch, Garnet Hill, Home Depot Canada, J. Jill Group, Jos. A. Banks Clothiers, Ritz Camera, Starbucks and the US Mint. CommercialWare and Datavantage share several common customers.
In January 2007, we acquired certain subsidiaries of RedSky IT of the United Kingdom (collectively, “RedSky”). We paid a total of approximately $29.8 million, net of cash acquired, for the stock of the acquired companies. These companies provide software products and services for the hotel and travel industries and for the food and retail marketplace. Each of the acquired companies has been integrated with the appropriate MICROS business and geographical units.
In June 2007, MICROS purchased a majority interest in eOneGroup of Omaha, Nebraska. eOneGroup is a developer and marketer of web site and portal services for retailers. eOneGroup operates as a majority owned subsidiary under the “MICROS Retail” group. It has over 30 customers including Lord & Taylor, Omaha Steaks, Electrolux, Paragon Sporting Goods, and Tommy Hilfiger.

PRODUCTS AND SERVICES

Summary of Product Solutions (Software and Hardware):

Hotel Products	Description
Software
Fidelio Versions 7 and 8 PMS	PMS software products for hotel reservations
OPERA PMS	PMS software product for hotel reservations, targeted to full service hotels
OPERA Xpress PMS	PMS software product for hotels, targeted to limited service hotels
OPERA Revenue Management System	Software that helps hotels develop and manage pricing strategies
OPERA Customer Information System	Software that manages customer information and loyalty programs
OPERA Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management
OPERA Web Booking Suite System	Software that enables OPERA PMS to receive Internet reservations
Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)
Opera Sales Force Automation (SFA)	Software that manages leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains
MICROS-Fidelio Financials	Software that manages the accounting and financial reporting for hotels
OPERA Activities System	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.
Opera Kiosk	Enables guest check-in and check-out at stand-alone kiosk, and other interactive features
myfidelio.net	An Internet based hotel reservation service and network
Fidelio Cruise Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry
Materials Management	Software that provides inventory control and costing for food production, mainly marketed to hotel restaurants
RedSky ImagInn	PMS software products for hotels, targeted at limited-service, independent, and economy hotels.

Restaurant Products	Description
Software
9700 HMS	POS software for large foodservice, leisure and entertainment venues
Simphony	Centrally-hosted POS for large foodservice, leisure and entertainment venues
3700 POS	POS software for table service and quick service restaurants
Restaurant Enterprise Series 3000	Suite of software products for 3700 POS
Kitchen Display System	Component of RES 3000, additional reporting capabilities and information
RES Kiosk	Component of RES 3000, for self-ordering and customer info via kiosk or other hardware
HSI Profit Series POS	POS software for table service restaurants, marketed by HSI division
Indatec	POS software for small restaurants, marketed only in Europe
mymicros.net	Suite of web based software products for MICROS and other restaurant POS products
myhsi.net	Suite of web based software products for HSI Profit Series
e7 POS	POS product for small restaurants, marketed in the Americas
Tangent POS	POS software for stadiums, arenas, and similar venues

Hardware
Workstation 4 Terminal	Windows CE POS terminal for restaurants
Workstation 4-LX Terminal;	Windows CE POS terminal for restaurants-enhanced version of Workstation 4
2010 PC Workstation	PC based POS terminal for restaurants
Keyboard Workstation Terminal	Windows CE POS terminal used in large complex foodservice, leisure and entertainment venues
Indatec POS Terminal	POS terminal that operates the Indatec POS software
JTECH Paging Products	Suite of paging products

Retail Products	Description
Software
Store 21 Store Management System	POS retail software product targeted for specialty retailers
Tradewinds Store Management System	POS retail software product targeted for stores with high volume transactions
Xstore Management System	Java based POS retail software product
Proact Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level
Gift Cards Software	Software product that manages a retailer’s gift card program
CWDirect Cross Channel Order Management System	Software that manages orders across multiple methods of ordering (phone, kiosk, Internet, etc.)
CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations
CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels
Creations	Software that manages and tracks a product’s lifecycle and its supply chain
eOneCommerce	Web site development and portal management services for business to business order management, customer list management and sales promotion support

Hotel Information Systems
For the hotel and resort industry, we develop, distribute, and support a complete line of hotel software products and services. The hotel information systems include PMS, sales and catering systems (“S&C”), CRS, customer information systems (“CIS”), revenue management systems (“RMS”), and an Internet/Global Distribution System based hotel reservation service called myfidelio.net. We also provide installation and end-user training services, and support services (including help desk) for our various software products.
Globally, there are approximately 21,000 active MICROS PMS installations, which includes some sites using PMS products for which MICROS has ceased ongoing development (although in many instances we continue to provide limited support services to those sites). Most of the hotels with MICROS PMS have also installed other property-specific modules and applications; additionally, there are over 2,000 hotels running various MICROS property-specific modules and applications without a MICROS PMS.

The PMS software provides for check-in and check out, reservations, guest accounting, travel agent accounting, engineering management, and interfaces to central reservation systems, to on-line travel services (a/k/a alternative distribution services, e.g., Expedia), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan). The S&C software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The CRS software enables hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The CIS software enables hotels to efficiently capture and track relevant guest information. The RMS software enables hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. We also offer an Internet-based hotel reservation service via our myfidelio.net service. This service enables corporations, tourist representation services, and consumers to reserve rooms and manage reservations directly with designated hotels. This service also enables those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems, and to certain alternative distribution systems.
We market a comprehensive suite of hotel software products under the OPERA brand name. OPERA includes modules for property management, central reservations, customer information systems, sales and catering, revenue management, sales support, data mining, financial statements, condominium reservations and accounting, golf reservations, spa management, and quality management. We also offer a module that enables guest check in and check out, and other interactive features, via kiosk.
In addition to industry standard PCs, the OPERA platform will also run on large PC servers. OPERA can be run on two operating systems: Microsoft Windows® (Server and XP) and IBM AIX®, and uses an Oracle® database.
The OPERA software suite is deemed an important product line for our continued growth in the hotel information systems market, because we believe it reflects the future direction of PMS technology for us and the industry, and is a material driver of revenue growth for our business with the hotel industry. Over 60 hotel chains have implemented OPERA, many of which are in the midst of multi-year rollouts.
We also offer a version of the OPERA property management system called OPERAXpress. This product enables smaller properties to deploy the OPERA PMS at a lower price with a limited number of product features. As of June 30, 2007, over 7,300 hotel sites have installed either Opera or OPERAXpress PMS.
OPERA’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location. We offer hosting services for hotel customers in various data centers around the world (Ashburn and Manassas, Virginia; Buenos Aires, Argentina; Frankfurt, Germany, and Singapore) with the application accessed via Internet or similar high speed connections. Currently, there are approximately 1,400 hotels running Opera PMS or Opera Xpress PMS in a hosted environment.
In addition, we market a suite of hotel software products (PMS and other modules) under the Fidelio Version 7.0 brand name. Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database. There are over 4,600 hotels using Version 7.0, as of June 30, 2007.
Through RedSky, we offer a comprehensive portfolio of integrated, highly functional hotel PMS software solutions under the tradename ImagInn, which is targeted toward the limited-service, independent and economy hotel market. There are more than 3,000 sites using ImagInn.
Furthermore, in Europe we market a PMS product under the brand name Fidelio Version 8. This product contains certain Internet-based features and uses the Windows® operating system with an Oracle® database. The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 1,300 hotel sites as of June 30, 2007.
Additionally, we market a specialized version of our PMS product to the cruise industry via our Fidelio Cruise subsidiary. The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management. Fidelio Cruise software is installed in over 170 cruise ships. Customers include Carnival Cruise Lines, Cunard Line, Holland America, Norwegian Cruise Lines, P. & O. Cruises, Princess Cruises, Radisson Seven Seas Cruises, Star Cruises, Royal Caribbean International, and the U.S. Navy, among many others.
We also have a marketing alliance with Systems Union Group Plc, headquartered in London. This alliance involves the joint product development and marketing of application software based on Systems Union’s back office accounting and business intelligence applications. This alliance enables us to offer a hotel customer a complete suite of integrated software solutions that addresses operational needs, business intelligence and analysis, and provides back office accounting and reporting. As part of this alliance, we serve as a preferred reseller of Systems Union’s software and business solutions to the hospitality industry.

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

Hardware
The workstations we have designed, and that we currently market and sell, are the Workstation 4, Workstation 4-LX and the Workstation 2010. We also integrate other hardware devices (e.g., printers, cash drawers, handheld order entry terminals, and pole displays) into our complete product offerings.
The Workstation 4 is a thin-client POS terminal, using Microsoft’s Windows® CE operating system, with standalone resiliency. This capability means that even if the system server malfunctions, the POS terminal can continue to function and store data until the server is operational. The Workstation 4 is manufactured by GES Singapore Pte. Ltd. of Singapore (“GES”), a third party contract manufacturing company. Workstation 4-LX is a newer version of Workstation 4. The product has a faster microprocessor and other improvements in memory management and data recovery. The product is scheduled for release in early fiscal year 2008.

The 2010 Workstation is a high-performance POS terminal designed to run our restaurant applications and other third party PC-based software applications. The product uses an Intel® Pentium chip architecture. It can be configured to accommodate various memory and storage requirements. The product supports various Microsoft operating systems and Linux. The 2010 Workstation is manufactured by GES.
We also distribute a product named the Keyboard Workstation, which GES also manufactures for us. This product enables orders to be entered into the MICROS 9700 HMS (a software product that is described below) via a lower cost, durable workstation with a keyboard interface in lieu of a touchscreen. The Keyboard Workstation is primarily used in institutional foodservice environments, convention centers, and sports complexes.
Through our JTECH subsidiary, we offer pagers, wireless systems, alert software, and related products (all manufactured for us by third party contract manufacturers) for use in restaurants, retail, medical, and other environments.
Additionally, we resell various other hardware products, including personal computers, servers, printers, network cards, and other related computer equipment. We maintain a global, non-exclusive preferred provider agreement with Hewlett Packard Corporation. This relationship enables us to resell Hewlett Packard personal computers, printers, and networking equipment on a global basis.

Software
Our main restaurant POS software systems are the 9700 Hospitality Management System (“HMS”), the 3700 POS system, HSI POS, Indatec, the e7 Series, and Tangent POS. We have also recently introduced Simphony, a centrally hosted POS product. These systems provide transaction control for table service, quick service and large foodservice and entertainment venues.

Leisure and Entertainment Restaurants
The 9700 HMS is designed for larger leisure and entertainment venues, which include resorts, casinos, airport and other travel-related food service concessions, stadiums/arenas, theme parks, table service and quick service restaurants in hotels, and larger stand-alone restaurants. The 9700 HMS product has an open systems architecture running on Microsoft’s Windows® 2000 operating system. The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can run multiple restaurants. The product uses either an Oracle database or a proprietary database.
We also recently released Simphony, a centrally-hosted POS product designed for leisure and entertainment venues. Simphony runs on either Microsoft SQL Server or Oracle databases.
The Tangent POS includes POS and related functions, and is designed for sport and entertainment facilities. Tangent POS is currently installed in more than 200 stadiums, arenas, and other large facilities in North America.

Table Service and Quick Service Restaurants
The 3700 POS is designed for table service and quick service restaurants. It has an open systems architecture using Microsoft’s Windows® 2000 operating system, a Sybase® relational database, and can run on standard PCs or proprietary workstations. It uses a color touch screen with a Microsoft Windows® based graphical user interface.
We have developed and we market a suite of back office and operation focused software solutions that extend beyond POS. The suite is called the Restaurant Enterprise Series (“RES”). The software solutions include point-of-sale transaction control, restaurant operations, data analysis, and communications. The POS software comprises the front-end application for the RES system. The restaurant operations modules include inventory, product forecasting, labor management, financial management, gift cards, and enterprise data management. One of those modules is the Kitchen Display System (“KDS”), which displays food orders and offers additional reporting capabilities on restaurant service. Another recently released component is RES Kiosk, which enables customer information and self-ordering on third-party kiosks or other hardware. These modules are designed to operate at a restaurant site.
For management of multiple restaurants, RES includes a suite of software products called Enterprise Management. This suite enables data to be transmitted to a remote site (e.g., the headquarters of a restaurant chain) for data collection and analysis. Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations. RES is an important component of our strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.
We market a POS system called e7 for smaller restaurants. This product runs on the Workstation 4 and uses the Microsoft Windows® CE Operating system.
Through our HSI division, we market the HSI POS product primarily to table service restaurant customers in North America. The product contains a wide array of POS features.
The Indatec POS product is marketed only in Europe and primarily to smaller table service restaurants and small hotels with restaurants that do not require the higher-level functionality of other MICROS POS products. The Indatec POS is designed to serve smaller restaurants seeking a lower cost product in terms of purchase and installation expense.

Ancillary Applications
Our design architecture enables existing users of many MICROS POS products to access new technologies and third party software applications in conjunction with their existing MICROS POS systems. In addition, many MICROS products interface with various back office accounting and property management systems, including our hotel PMS products.

We also have developed and market an Internet-based portal product called “mymicros.net.” Mymicros.net posts store transaction POS detail to a centralized data warehouse in near real time. This product enables the customer to view reports and charts for a single store, a group, or the entire enterprise from any location that has an Internet connection. The mymicros.net software product can either be purchased via a perpetual use license or by an annual or multi-year “software as a service” subscription contract. The HSI division also markets a portal called “myhsi.net.” The product’s functionality is similar to the mymicros.net portal, but is designed for use with the HSI POS product.
We currently operate a data center in our Columbia, Maryland headquarters to host the mymicros.net and myhsi.net software for customers; during fiscal year 2008 we plan to relocate this hosting facility to a third party data center to improve operations and security capabilities and to enhance capacity. As of June 30, 2007, we are hosting our various applications for over 500 customers, representing over 3,600 sites.

Retail Information Systems
Through our retail subsidiaries Datavantage and CommercialWare we market retail store software automation systems and business intelligence applications. The Datavantage retail store systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”). Store21 is a POS product designed for smaller retail operations, while Tradewind is a POS product targeted at larger format stores and at high transaction volume stores. The products operate on Microsoft’s Windows® NT and 2000 operating systems and use Sybase® as the database. Both products can be integrated with the retailer’s back office systems, and Datavantage also offers additional certain back office, communications, and reporting modules for use with Tradewind and Store21.
Xstore is Datavantage’s next generation POS software system. It runs on the Sun Microsystems® Java® operating system, and its architecture enables it to be integrated to both Windows and Linux-based back office systems. Like Store21 and Tradewind, its predecessor products, Xstore is a front-end POS software system that may be integrated with the retailer’s back office systems. Xstore is highly customizable by the customer, and is designed to respond to the trend among large retailers to move to Linux-based systems. Xstore is designed to be able to be run in a Windows or a Linux environment, while Store21 and Tradewind, as currently designed, can only operate in a Windows® environment.
Datavantage also offers the Proact Home Office Business Intelligence Suite (“Proact”) for retail stores, which includes loss prevention, customer relationship management, gift cards, and audit control.
All of Datavantage’s software systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR.
CommercialWare’s offerings consist of software and services that enable a retailer to manage customer purchase transactions across multiple touch-points. Specifically, CommercialWare’s software enables a merchant to efficiently handle customer transactions from a store, the Internet, catalog phone-in orders, call centers, kiosk, and wireless devices. The solutions enable the merchant to provide the customer with full transparency through the purchasing process, from research from one channel, purchasing from a second channel and implementing a return or exchange through a third channel.
RedSky’s food and retail software, called Creations, is a fully integrated lifecycle management and supply chain traceability product. Lifecycle management refers to the ability to track and manage inventory from the manufacturer through the point of distribution. Creations is currently licensed to the four largest grocers located in the United Kingdom.
The eOneGroup offers web site development and portal management for retail customers. These solutions allow a retailer to have eOneGroup develop and manage a customer’s web site for ordering, sales promotion, and marketing.

Services
We provide a wide range of services to our customers. Our services include system installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, systems configuration, network support and professional consulting. We also offer software-hosting capabilities, which enable customers to use the software without investing in hardware and a network.
We provide field hardware and software maintenance via a combination of direct and indirect channels - authorized U.S. dealers and international distributors. The field hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems. Depot field maintenance is also provided. We sometimes contract with PC manufacturers to provide either first or second line support for PC servers for both hotel and restaurant customers.
We operate several help desks around the world. There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters. We also maintain other 24/7 regional and product specific help desks in the following locations:
Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
Buenos Aires, Argentina – primarily for customers in Latin America
Singapore – primarily for customers in the Asia-Pacific region
Cleveland, Ohio – for Datavantage products
Scottsdale, Arizona – for HSI products
We also operate other more limited help desk operations, including the myfidelio.net and Fidelio Cruise support desks in Hamburg, Germany, the Fidelio Cruise support desk in Fort Lauderdale, Florida, the JTECH help desk in Boca Raton, Florida, casino software related support in Las Vegas, the CommercialWare help desk in Westborough, Massachusetts and eOneGroup web site service support in Omaha, Nebraska.

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
We have implemented data centers in Frankfurt; Ashburn and Manassas, Virginia; Buenos Aires, and Singapore in conjunction with Verizon Business (formerly MCI) to serve as hosting centers for customers deploying our various hosted and application service products. This relationship enables us to more efficiently deploy our hosted solutions globally.
Services are a critical component of our business. Service revenue, which comprises programming, installation, training, in-field support, help desk, and maintenance, constituted approximately 53.3% ($419.1 million) of our total revenue in fiscal year 2007 compared to approximately 50.6% ($343.3 million) in fiscal year 2006 and approximately 50.1% ($299.1 million) in fiscal year 2005.
Maintenance service contracts, which include field service, depot hardware maintenance, and software support, are a large component of our service offerings. Most service maintenance contracts are annual contracts that automatically renew, unless either party tenders timely notice of non-renewal. Revenues for service maintenance contracts were approximately $233.7 million for fiscal year 2007, approximately $190.0 million for fiscal year 2006, and approximately $164.9 million in fiscal year 2005. Service maintenance contract revenue is included in our service revenue (described above).

SALES, MARKETING AND DISTRIBUTION
We consider our direct and indirect global distribution network to be a major strength and competitive advantage. This network has been built over the past 30 years. We (including our various subsidiaries), our U.S.-based dealers, and our international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services. In fiscal year 2007, MICROS acquired international distributors in Canada, Denmark, Austria and Morocco to expand its direct sales and service in these respective countries. The purchase of the Austrian distributor included majority interests in or complete ownership of distributors in Poland, the Czech Republic, Croatia, and Hungary. In the United States we acquired two of our dealers, one in New Orleans and one in Denver.
Our restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of approximately 70 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 59 domestic dealers and approximately 42 international distributors.
Our hotel and retail products and services, including those provided by our recently acquired subsidiary, RedSky, are sold through direct sales forces, and through some independent distributors who sell hotel products outside of the U.S.
Foreign sales, including export sales from the United States, accounted for approximately 53.7% (approximately $421.6 million) of our total revenue in fiscal year 2007, 47.7% (approximately $323.8 million) in fiscal year 2006, and 46.0% (approximately $273.9 million) in fiscal year 2005.
We also sell products used in the provision of maintenance services, including miscellaneous spare parts, printer ribbons, paper, printer cartridges, other consumable media supplies, network products, and printers. We offer these supplies through our direct sales offices, our dealers and distributors, and, in North America, through a telephone and on-line service called POS Depot.

RESEARCH AND DEVELOPMENT
Our products are subject to technological change. Accordingly, we must continually devote our efforts toward upgrading our existing products and developing innovative systems incorporating new technologies. Our products, as well as those from our competitors, have offered an increasingly wider range of features and capabilities.

Locations
We conduct our core restaurant POS product software and hardware development, and also development of our Internet-based restaurant software products, at our Columbia, Maryland corporate headquarters. To facilitate rapid responses for various regional application needs, we also conduct restaurant POS software development in regional offices located in Sydney, Australia; Neuss, Germany; and Singapore. Our Indatec subsidiary and our HSI division conduct restaurant POS product research and development in their facilities in Bernau am Chiemsee, Germany, and Scottsdale, Arizona, respectively. In addition, we monitor and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs.
We contract the manufacturing of our POS terminals to GES Singapore Pte Ltd. GES also provides certain hardware design services to us. Our internal hardware design team participates in the design and development of these units. This team also provides oversight of the manufacturing process as a means of insuring adherence to quality standards. See also “Manufacturing” in this Part I of Form 10-K.

Our hotel PMS, S&C, and CRS development, and development for myfidelio.net, are primarily conducted in Naples, Florida. Additional development on the Fidelio Version 8.0 suite of hotel products is conducted in Neuss, Germany. We maintain close relationships with major software operating and database companies like Oracle, IBM, Novell, Sybase, Sun Microsystems® and Microsoft. These relationships are important to us so we can readily incorporate software changes from these companies into our products. Our international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and specific customer requests.
Product development for Datavantage’s POS products is conducted in Cleveland, Ohio; Datavantage’s other products and the CommercialWare products are developed in an office located in Westborough, Massachusetts. JTECH conducts its development at its Boca Raton, Florida location. RedSky product development is conducted in its UK offices. The eOneGroup development is conducted in Omaha, Nebraska.

Summary of R&D facilities

Location	Products
Columbia, Maryland	Restaurant POS software and hardware, Internet-based restaurant applications
Sydney Australia	Additional restaurant POS software development
Neuss Germany	Additional restaurant POS software development; Fidelio version 8.
Singapore	Additional restaurant POS software development
Bernau am Chiemsee, Germany	Restaurant POS software and hardware (Indatec only)
Scottsdale Arizona	Restaurant POS software (HSI only)
Naples, Florida	Hotel PMS software and other modules, also Internet-based hotel applications
Cleveland Ohio	Retail POS software development
Westborough, Massachusetts	Retail Loss Prevention software development, Commercialware cross-channel software development
Omaha, Nebraska	Retail web site development and management services
Boca Raton, Florida	Paging software and hardware development
Hounslow UK	RedSky hotel and retail product development

Expenses
Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D activities for the past three fiscal years ended June 30 is as follows:

(in thousands)	2007	2006	2005
Total R&D incurred	$35,859	$30,643	$33,144
Capitalized software development costs	(1,974)	(3,523)	(5,745)
Total R&D expenses	$33,885	$27,120	$27,399

COMPETITION
The markets in which we operate are highly competitive. There are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant POS system, over 15 significant hotel systems competitors, and over 10 significant retail systems competitors. We compete on various bases, including product functionality, service capabilities, price, and geography. We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry, and our corporate focus on providing specialized information systems solutions.
Competitors in the restaurant POS marketplace include: (i) full service providers (hardware, software and services), such as NCR, Panasonic, Par Technology, Radiant Systems, Sharp and Torex Retail (recently acquired by Cerberus Capital); (ii) suppliers that mainly provide software, such as Agilysys (through its InfoGenesis division), Positouch, and Xpient Solutions; and (iii) providers that mainly provide hardware, such as Casio, Dell, IBM and Wincor-Nixdorf. There are also numerous other companies that license their POS-oriented software with PC-based systems in regional markets around the world.
Many of our competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Agilysys, Softbrands (through its MAI Systems division), Multi-Systems, Northwind, Newmarket (Sales and Catering product only), Amadeus Hospitality (f/k/a Optims), Par Technology (through its SMS division) and Protel. Our products also compete with property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, we generally face smaller, regionally-oriented competitors.
The CRS market is highly fragmented. Many hotel chains and allied reservation groups use their own customized central reservation systems. In addition to these internally developed products, our CRS products compete with those offered by some of our PMS competitors, e.g., Northwind and Par Technology, and with those offered by specialized central reservation providers, e.g., Amadeus, Pegasus, Vantis Corp., and Trust International/TravelPort. The market for central reservation systems is highly competitive.

The specialty retail market in which Datavantage operates is highly competitive. Competitors include Epicor (through its CRS Retail Systems division), Escalate Retail, JDA Software, NSB, Oracle (through its 360 Commerce division), and SAP (through its Triversity division) among many others. Internationally, Datavantage generally competes with smaller, regionally-oriented competitors. CommercialWare’s competitors include Escalate Retail, Oracle, and SAP.
JTECH’s competitors include Long Range Systems, NTN Communications, and certain distributors of Motorola paging products.

MANUFACTURING AND SUPPLIES
Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies. Our primary POS platforms, the Workstation 4, Workstation 4 LX and the 2010 Workstation, are manufactured by GES Singapore Pte Ltd. located in Singapore.
Our Indatec operation provides some basic assembly of its POS systems in a facility in Bernau am Chiemsee, Germany, and contracts with a third party manufacturer in Germany for additional production capacity.
GES performs certain warranty and post-warranty repairs on equipment that it manufactures for MICROS at its facilities in Singapore and in Lowell, Massachusetts. In addition, we maintain a repair capability for certain products in our distribution facility in Hanover, Maryland. We also perform repairs at certain of our direct and subsidiary offices worldwide, and, additionally, we contract with third parties to provide cost-effective repair services.
JTECH’s paging and related products are largely manufactured by several contract manufacturers in China. JTECH conducts final assembly of its paging and related products in its Boca Raton, Florida facility. The core pagers and components are purchased and assembled into finished products by JTECH personnel in Boca Raton with the appropriate software installed.
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

EMPLOYEES
As of June 30, 2007, we employed 4,360 full-time employees. The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Employees	2,227	1,379	548	206	4,360
As % of total	51.1%	31.6%	12.6%	4.7%	100.0%

Approximately 37% of the North America-based employees work out of our two Maryland locations: our headquarters building in Columbia, Maryland and our Hanover, Maryland distribution center.

The table below presents information, as of June 30, 2007, regarding employees organized by functional skills:

By Functional Skills	Sales & Implementation	Customer Support	Product Development	Admin./ Finance	Operations	Total
Employees	2,343	1,088	523	268	138	4,360
As % of total	53.7%	25.0%	12.0%	6.1%	3.2%	100.0%

We are not a party to any collective bargaining agreements. None of our employees are represented by a labor union, except in those countries as mandated by law, such as France, Germany and Spain. We use certain suppliers whose employees may be represented by labor unions. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position
T. Paul Armstrong	Executive Vice President, Chief Technology Officer
A. L. Giannopoulos	Chairman, President and Chief Executive Officer
Daniel G. Interlandi*	Executive Vice President, North American Sales
Bernard Jammet	Executive Vice President, Latin American Sales
Gary C. Kaufman	Executive Vice President, Finance and Administration and Chief Financial Officer
Jennifer Kurdle	Executive Vice President, Leisure & Entertainment
Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel
Cynthia A. Russo	Vice President and Corporate Controller

*Mr. Interlandi retired from the Company on August 15, 2007, which is after the end of the fiscal year that this report on Form 10-K covers.

T. Paul Armstrong, 49, is currently the Company’s Executive Vice President, Chief Technology Officer, and has held that position since April 2006. From June 2000 through April 2006, he was Executive Vice President, New Technologies. Before that, Mr. Armstrong served the Company in various capacities. He first joined the Company in July 1981. Mr. Armstrong holds a masters degree from Cambridge University, England.
A. L. Giannopoulos, 67, is currently a Director, a position he has held since March 1992, President and Chief Executive Officer of the Company, a position he has held since May 1993, and Chairman of the Board, a position he has held since April 2001. Before 1992, Mr. Giannopoulos served in a variety of positions for Westinghouse, most recently as General Manager of the Westinghouse Information and Security Systems Divisions. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.
Daniel G. Interlandi, 54, has been the Company’s Executive Vice President, North American Sales, since January 2001. From 1980, when he first joined the Company, until January 2001, he held key sales and management positions with the Company involving districts operations, distributors, major accounts, customer service, research and development, and marketing.
Bernard Jammet, 49, is currently the Company’s Executive Vice President, Latin American Group, and has held that position since January 2001. From October 1998 through January 2001, he served as Executive Vice President, Product Development. Before that, Mr. Jammet served the Company in various capacities. He first joined the Company in July 1984. Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.
Gary C. Kaufman, 57, is currently the Company’s Executive Vice President, Finance and Administration and Chief Financial Officer, and has held that position since September 1999. Mr. Kaufman served as a Director of the Company from January 1991 until May 1994 when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. From June 1996 until September 1999, he served as Senior Vice President, Finance and Administration and Chief Financial Officer. Before 1991, Mr. Kaufman was Division Controller for Westinghouse Security and Network Services Divisions, having been with Westinghouse for 20 years in various financial positions. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.
Jennifer Kurdle, 40, is currently the Company’s Executive Vice President, Leisure & Entertainment, and has held that position since November 2005. Previously, she served the Company in various capacities. Ms. Kurdle first joined the Company in 1990. Ms. Kurdle graduated from Fairmont State University in 1989.
Thomas L. Patz, 47, is currently the Company’s Executive Vice President, Strategic Initiatives, and General Counsel, and has held that position since January 2000. Previously, Mr. Patz served the Company in various legal capacities. Mr. Patz first joined the Company in August 1995. Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law with a degree of Juris Doctor. Mr. Patz is a member of the Maryland State Bar.
Cynthia A. Russo, 37, is currently a Vice President and the Corporate Controller for the Company, a position she has held since May 2001. Ms. Russo previously served the Company in various capacities, and she first joined the Company in January 1996. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK
We recorded foreign sales, including exports from the United States, of approximately $421.6 million during fiscal year 2007 to customers located primarily in Europe, Asia and Latin America. Comparable sales in fiscal years 2006 and 2005 were approximately $323.8 million and $273.9 million, respectively. See Note 17, “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s discussion and analysis of financial condition and results of operations) for additional geographic data.
Our international business and presence expose us to certain risks, such as currency, interest rate and political risks. With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries. The fluctuation of currencies impacts sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency.

We transacted business in approximately thirty-six currencies in fiscal year 2007 compared to twenty-eight currencies in fiscal year 2006 and twenty-seven currencies in fiscal year 2005. The relative currency mix over the past three fiscal years was as follows:

	Fiscal Year Ended June 30,
	% of Reported Revenues			Exchange Rates
Revenues by currency (1):	2007	2006	2005	2007	2006	2005
United States Dollar	53%	59%	59%	1.0000	1.0000	1.0000
European Euro	25%	21%	21%	1.3535	1.2792	1.2102
British Pound Sterling	6%	5%	6%	2.0081	1.8493	1.7917
Australian Dollar	2%	2%	2%	0.8478	0.7432	0.7613
Mexican Peso	2%	2%	1%	0.0926	0.0882	0.0931
Japanese Yen	1%	1%	2%	0.0081	0.0087	0.0090
All Other Currencies (2), (3)	11%	10%	9%	0.2412	0.2682	0.2644
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)	The “% of Reported Revenue” for ‘All Other Currencies’ is calculated based on the weighted average twelve month exchange rates for all other currencies.
(3)
The “Exchange Rates as of June 30” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for all other currencies. Weighting is based on the twelve month fiscal year revenue for each country or region.

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in fiscal year 2007, would have affected total revenues by approximately $19.3 million or 2.5%. This sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.
We are also subject to interest rate fluctuations in foreign countries to the extent that we elect to borrow in the local foreign currency. In the past, this has not been an issue of concern as we have the capacity to elect to borrow in other currencies with more favorable interest rates. We will continue to evaluate the need to invest in financial instruments designed to protect against interest rate fluctuations.
Finally, we are subject to, among others, those environmental and geopolitical risks, and those economic, pricing and financial risks delineated in Item 1A, titled “Risk Factors”.

PATENTS AND TRADEMARKS
We hold six patents through our JTECH subsidiary. In general, we believe that, historically, our competitive position has not been materially dependent upon patent protection. The technology used in the design and manufacture of most of our hardware products is largely licensed or purchased from third parties. With respect to our software products, we have historically relied on nondisclosure agreements and applicable U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most other countries, we believe that applicable law has provided and will continue to provide us with sufficient protection.
There are risks that third party entities, including competitors, could attempt to misappropriate our intellectual property. Given these potential risks, we have implemented procedures to monitor misappropriation of its intellectual property. If a misappropriation is detected, we will pursue appropriate legal action, and we have done so in the past when appropriate.
“MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “Ovation”, “OPERA”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “Premise Pager System”, “TableAlert”, “ServAlert”, “GuestAlert”, “HostAlert”, “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, and “CWIntegrate” are trademarks or servicemarks of the Company or its subsidiaries. We also own numerous other trademarks and servicemarks. This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

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
Historically, our business has been affected by seasonal trends. For example, the European summer holidays tend to lower our sales volume in the European countries during our first fiscal quarter, as compared to other quarters. We also experience a stronger than average sales volume for the retail products and services in our second fiscal quarter due to the holiday season. Additionally, with the relative slowdown in corporate buying at the beginning of the calendar year, which is our third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Therefore, we believe that sequential quarter-to-quarter historic comparisons of our results are not necessarily meaningful or indicative of future performance.

No single customer accounts for 10% or more of our consolidated revenues, nor is any material portion of our business subject to renegotiation of profits at the election of the U.S. Federal Government. During the three fiscal years ended June 30, 2007, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses. Our U.S. Government related revenue was approximately 0.4%, 0.9% and 1.7% of our total consolidated revenue for the three fiscal years ended June 30, 2007, 2006, and 2005, respectively. We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS
We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG
We generally have a backlog of approximately two months’ revenue, substantially all of which is cancelable at any time before shipment of hardware and software or rendering of services. As of June 30, 2007, 2006 and 2005, the backlog totaled approximately $174.6 million, $134.1 million and $98.8 million, respectively. Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year is not recognized in that fiscal year.

AVAILABLE INFORMATION
We file with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents as required by applicable law and regulations. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain an Internet site (http://www.micros.com). We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after electronically filing those documents with or furnishing them to the SEC. The information on our website is not incorporated into and is not a part of this Annual Report. The references to our and the SEC’s websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

There are a number of risks to which we are subject. These risks fall roughly into one of 5 different categories, as follows:

1. ENVIRONMENTAL AND GEOPOLITICAL RISKS. While we do not sell our products and services directly to consumers, changes in consumer habits in response to environmental or geopolitical risks affect demand for our products and services by the hospitality and tourism industries.
•
Our business is very sensitive to the threat of terrorism and political uncertainty. As the hospitality and tourism industries we serve are highly sensitive to consumer sentiments caused by world events, we are very vulnerable to downturns in customer buying habits associated with the ever-present threat of terrorist attacks and the uncertain political climates, such as in the Middle East and parts of Asia.

•
Our business is very sensitive to environmental and health disasters. Actual or anticipated environmental disasters and epidemics, including for example, hurricanes, tsunamis, and disease, will deter and delay our customers from buying our products, as concerns about potential or anticipated instances of environmental or health disasters tend to suppress travel and tourism. Environmental disasters can also adversely affect our operations in the affected areas.

•
Higher oil and gas prices worldwide could have a material adverse impact on the travel and tourism industries. Consumers reduce discretionary spending, such as on travel and dining, when there is a material increase in non-discretionary expenses caused by a rise in oil and gas prices.

•
We maintain offices in certain parts of the world that are subject to economic instability, political unrest and terrorism, such as Argentina, Brazil and Israel. The performance of our offices in these areas will be adversely impacted if these regions become subject to economic declines, political strife or episodes of terrorism.

2. ECONOMIC, PRICING AND FINANCIAL RISKS.
•
We are subject to the variability of world economies. Since a substantial portion of our business is conducted in foreign countries, a downturn in the economies of foreign countries could adversely affect our financial results. While, under certain circumstances, reliance on foreign operations can have a moderating impact (as one region’s improving conditions can offset another region’s declining conditions), our foreign businesses nonetheless add a degree of uncertainty to the planning and forecasting process.

•
Our quarterly financial results are dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software orders from customers may account for more than an insignificant portion of earnings in any quarter. We expect the customers with whom we do the largest amount of business to vary from year to year as a result of the timing of the rollout of each customer’s system. Further, if a customer delays or accelerates its delivery requirements, or if a product’s completion is delayed or accelerated, revenues that we may have expected in a given quarter could be deferred or accelerated into subsequent or earlier quarters, respectively. These events could have a meaningful effect on our quarterly results.

•
Our ability to establish pricing is subject to rapidly changing market and competitive conditions. To be competitive and to avoid losing business on the basis of price, we must evaluate our pricing routinely. There are instances where we may have to reduce our pricing to win business. These market forces have and will continue to place pressure on our gross margins and overall profitability.

•
Our gross margins will vary from quarter to quarter based upon product mix. Product mix can affect our operating results. For example, as we enjoy a higher gross margin on software than on hardware, our overall gross margin will vary depending upon the percentage of software licensed and the percentage of hardware sold each quarter. Given the fact that the actual product mix is difficult to predict each quarter with accuracy, there is uncertainty and variability as to the projected gross margin on a quarter to quarter basis.

•
Our non-major account business is difficult to predict. Our major account customers (generally those customers who operate 50 or more locations) have longer sales cycles and deployments; our non-major account sales have much shorter sales cycles and shorter deployments. As a significant portion of our business is non-major account business, there is inherent difficulty in accurately predicting buying patterns and, accordingly, it is much harder to appropriately staff and prepare for fluctuations in buying demand. This can result in inefficiencies that adversely affect our operating results.

•
Some of the advanced systems we sell are very complex and require a high level of technical sophistication, which may result in increased costs that adversely affect our operating results. The costs of the implementation and operation of an effective service structure capable of servicing increasingly complex software systems in more remote locations is high and may require us to engage contractors, who generally have a higher cost structure than employees. The additional costs are also driven by the complexity of open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly), and difficulty in implementing, operating, and maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.

•
We are subject to certain material cost increases that could become out of our control. While we attempt to control third party costs, we have little or no control over certain material expenses, such as health care costs (which are experience-based), compliance with new legislation, and rising oil and gas prices. Significant increases in any of these expenses could adversely affect our operating results.

•
We are subject to fluctuations in foreign currencies and exchange rates. As we conduct significant portions of our business in foreign currencies, we experience both sequential and year to year deviations in exchange rates that can have a significant impact on our reported results. For example, as much of our European business is transacted in Euros, our revenue on a consolidated basis will decline if the Euro weakens relative to the U.S. Dollar and increase if the Euro strengthens relative to the U.S. Dollar.

•
As a publicly traded company, our stock price is subject to certain market gyrations that are out of our control and that have nothing to do with our actual operating performance. We can experience short-term surges and declines in our stock price due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets.

3. TECHNOLOGY RISKS.
•
Our customers’ requirements are increasingly sophisticated. For us to be able to continue to offer competitive products and to meet our customers’ requirements, we must continually develop and update our products. Unexpected costs and delays in development and implementation, and balancing our commitments to various customers, could adversely affect our financial results.

•
The development of software is an inherently difficult process that may result in software bugs that adversely impact a customer’s business. While we have a testing and beta program and protocol that we implement before the general release of any product, such processes cannot guarantee that the released software will not have any bugs. Our business could be adversely affected if these problems are significant.

•
The manufacturing of our hardware platform is performed primarily by GES, a company in Singapore. While we believe we have a very good relationship with GES, and while we have not experienced any material manufacturing problems with GES, there are no guarantees that GES will not experience labor or manufacturing challenges in the future. Additionally, GES procures many of its components from other third parties who could experience manufacturing or labor issues. Such difficulties could interrupt GES’s supply of products to us, which would adversely affect our business.

•
Large customized deployments may be difficult and may result in cost overruns that are not recoverable. We have certain contracts under which we are required to provide systems and services at a fixed price. We may be contractually required to absorb costs that may not be recoverable if we underestimate the amount of work required or if we encounter unanticipated technical issues. This is always a risk given the complexity of some of the systems we install and the ever-increasing size and scope of some of the deployments. These unanticipated costs could adversely affect our operations.

•
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

•
Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities. As our software is used in connecting with processing sensitive data (e.g., credit card numbers), and is sometimes used to store such data, it may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements, and while we believe we use appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customer’s systems cannot be breached, nor that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

4. RESOURCE AND PERSONNEL RISKS.
•
We could be adversely affected by vendor labor difficulties. As some of our vendors have employees who are protected by certain labor laws or who may be members of unions, we could experience unanticipated manufacturing or supply shortages if any of our key vendors are impacted by labor difficulties or work slow-downs or stoppages.

•
Our inability to hire or our delay in hiring qualified personnel could adversely impact our ability to satisfy customers’ needs and our ability to maintain appropriate internal controls. Finding qualified technical personnel where our research and development facilities are located is an ongoing challenge. If we cannot find appropriate personnel, we risk delays in satisfying customer demands, or may even lose the opportunity to provide software to the customer. If we are required to retain a consultant because we do not have available personnel, the costs of providing development would increase. Further, any delays we may experience in recruiting and retaining qualified accounting and auditing staff could result in additional third party accounting and auditing costs and expenses. In general, our inability to recruit and retain appropriate personnel would adversely affect our business.

5. LEGAL AND ACCOUNTING RISKS.
•
Although we attempt to protect our proprietary technology, these protections will not preclude competitors from developing products with features similar to our products. We cannot guarantee that we can effectively preserve the uniqueness and proprietary nature of our products, despite our efforts to do so through a combination of trade secrets, copyright, trademark law, non-disclosure agreements, and technical measures, others could attempt to copy what we have developed, either through legal or illegal means. Moreover, others have been able to develop competitive products and services that do not violate our proprietary rights.

•
We are subject to litigation, which may be costly. As a company that does business with many customers, employees and vendors throughout the world, we are subject to legal and administrative claims, cases, proceedings, settlements, and investigations, including claims made by or against us relating to intellectual property rights and intellectual property licenses. While we continue to police these matters, and take steps to reduce the likelihood that these matters will arise, litigation is very commonplace and could have an adverse effect on our business.

•
We are subject to claims by others that we are infringing their intellectual property rights. From time to time we receive unsolicited letters from entities which suggest or assert that we may be infringing a patent. In those instances, we will assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary. If we conclude that a license is not necessary, there is a risk that we will be sued; we also face indirect liability as a result of infringement claims brought against our customers. There is at least one action pending in which some of our customers have been sued on such a claim and with respect to which some of our customers are or may be seeking indemnification from us. While we have no reason to believe that any of our products and services infringe any patents, there can be no guarantees that we will not become involved in infringement matters, and we could as a result incur significant legal expenses and, if we are liable, significant damages.

•
Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud. We continue to work with credit card issuers to assure that our products and services comply with the credit card associations’ security regulations and best practices applicable to our products and services. There can be no assurances, however, that our products and services are invulnerable to unauthorized access or hacking. Additionally, there can be no guarantee that our customers will implement all of the credit card security features that we introduce, or all of the protections and procedures required by the credit card issuers, or that our customers will establish and maintain appropriate levels of firewall protection and other security measures. When there is unauthorized access to credit card data that results in financial loss, there is a potential that parties could seek damages from us. Additionally, changes in the security guidelines could require significant and unanticipated development efforts.

•
We may have additional tax liabilities. We are subject to income and sales taxes in the United States and all of the other countries in which we conduct business. Additionally, we may be subject to certain tariffs imposed by the World Trade Organization and other governing bodies designed to tax U.S. imports. Significant judgment is required in determining our worldwide provision for income taxes. This determination is highly complex and requires detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. If we receive an adverse ruling during an audit, or we unilaterally determine that we have misinterpreted provisions of the myriad tax regulations to which we are subject, there could be a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

•
If our goodwill or amortizable intangible assets become impaired we may be required to record a charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable and therefore need to be reduced or written off altogether include a decline in stock price and market capitalization, reduced future cash flow or growth estimates, and reduction in use or discontinuation of the purchased products. If we determine that there is an impairment, we are required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This charge will correspondingly reduce our results of operations, perhaps materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our worldwide corporate headquarters, including our executive offices, are located in Columbia, Maryland. We also conduct sales, marketing, customer support, and product development activities at this location. We lease the entire five-story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation, under a lease that, as amended, terminates on February 29, 2016. We sublease one of the five floors, consisting of approximately 49,524 square feet, to Motorola, Inc. The sublease expires March 1, 2010, and Motorola has the option to terminate the agreement after October 31, 2008.

In addition to over 50 smaller offices, we lease the following larger facilities:

Location	Approximate Size (Square Feet)	Use	Expiration Date	Additional Comments
Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See above

Hanover, Maryland	75,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2009

Cleveland, Ohio	69,200	Sales, marketing, support, product development	February 28, 2014 (with an early termination right in 2010)	Cleveland is the headquarters for the Datavantage subsidiary

Neuss, Germany	42,000	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2013	Datavantage maintains this office for its Proact/XBR loss prevention products and the headquarters for CommercialWare subsidiary.

Boca Raton, Florida	19,755	Sales, marketing, product development, customer support and light assembly	February 29, 2012	Boca Raton is the headquarters for the JTECH subsidiary

Naples, Florida	18,180	Software development	December 31, 2011	Naples is the main site for the development of the Company’s hotel products

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (early termination rights in 2012, and 2017)	Support mainly for Europe, Africa, and Middle East customers

Buffalo, NY	16,821	Sales, marketing, support	September 15, 2015	We have subleased a portion of this property to another company.

Scottsdale, Arizona	15,000	Sales, marketing, support, product development	November 30, 2008	Scottsdale is the headquarters for the HSI division

Sydney, Australia	13,500	Sales, marketing, support, product development	December 14, 2009

South Plainfield, New Jersey	12,846	Sales, marketing, support	April 30, 2011	Principal site for RedSky sales, marketing, and development in the US

Las Vegas, Nevada	11,930	Sales, marketing, support	July 31, 2010

Nanterre, France	11,748	Sales, marketing, support	October 14, 2008

Huntington Beach, California	10,970	Sales, marketing, support	January 31, 2010

Bernau, Germany	10,000	Sales, marketing, support, light assembly	June 30, 2010

Slough, England	10,000	Sales, marketing, support	January 31, 2014

Singapore	9,367	Sales, marketing, support	August 31, 2008

To satisfy other sales, service and support, and product development needs, we and our subsidiaries lease space in multiple cities domestically, including Boston, Chicago, Dallas, Denver, Hartford, Houston, Nashville, New Orleans, Pittsburgh, Portland, San Diego, San Francisco, and Seattle, and in numerous cities internationally, including Buenos Aires, Argentina; Hounslow, England; Hamburg, Germany; Helsinki, Finland; Madrid, Spain; Mexico City, Mexico; Paris, France; Rome, Italy; São Paulo, Brazil; Stockholm, Sweden; Tokyo, Japan; Toronto, Canada; Vancouver, Canada; Vienna, Austria; and Zurich, Switzerland. In general, we believe that additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are and have been involved in legal proceedings arising in the normal course of business. In addition, the holder of an expired patent has commenced litigation against approximately 107 individual retailers, 13 of whom are our customers for retail point-of-sale software.   The case is styled Ware v. Abercrombie & Fitch Stores, Inc., et al., Civil Action No. 4:07-CV-122-RLV, and was filed in the United States District Court for the Northern District of Georgia on June 19, 2007.  The patent alleged to have been infringed is U.S. Patent No. 4,707,592.  Although the complaint has not yet been served on the defendants, some of the defendants who are our customers have advised that they will seek indemnification from us under contract provisions for the defense of that action.  Currently, there are two active separate requests for reconsideration of the patent which have been filed with the US Patent and Trademark Office.  Should the case proceed, and if it is determined that we are obligated to indemnify any of our customers who are defendants in the action, then we will vigorously defend the action and assert all defenses and arguments available to us.  In any event, based on currently available information and analysis by patent counsel, we do not believe that our products infringe the patent.

Subject to the foregoing, we are of the opinion, based upon presently available information and the advice of litigation counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK
The Company’s common stock (symbol “MCRS”) is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC exchange. As of August 6, 2007, there were 31,297 record holders of the Company’s common stock, $.0125 par value.
The following table shows the range of sales prices for the periods indicated, as reported by NASDAQ. On July 31, 2007, the closing price for the stock was $53.28.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2007
High	$51.25	$53.57	$57.69	$56.75
Low	$36.07	$48.10	$50.80	$50.25
Fiscal Year Ended June 30, 2006
High	$47.41	$51.44	$55.35	$46.75
Low	$38.21	$40.62	$41.20	$37.86

The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock. The Company is a party to two credit agreements expiring on July 31, 2009, which restrict the payment of dividends other than stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 “Line of Credit” in the Notes to Consolidated Financial Statements).

PURCHASES OF COMPANY STOCK
In fiscal year 2005, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock (the “2005 Plan”). As of July 31, 2007, the Company has purchased 1,766,599 shares under the 2005 Plan. During the fourth quarter of fiscal year 2007, the Company’s stock purchases under the 2005 Plan were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program

04/01/07 – 04/30/07	118,300	$54.23	118,300	401,601
05/01/07 – 05/31/07	116,400	$54.33	116,400	285,201
06/01/07 – 06/30/07	51,800	$52.82	51,800	233,401
	286,500	$54.02	286,500	233,401

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2007 (1)	2006 (1)	2005	2004	2003
Statement of Operations Data:
Revenue	$785,727	$678,953	$597,264	$487,443	$405,857
Income from operations	$110,588	$91,277	$78,875	$56,834	$38,322
Net income	$79,988	$63,528	$53,660	$33,279	$21,782
Net income per Share:
Basic	$2.00	$1.64	$1.43	$0.91	$0.62
Diluted	$1.94	$1.56	$1.35	$0.87	$0.61

Balance Sheet Data:
Working capital (2)	$344,566	$253,121	$190,436	$118,617	$73,779
Total assets	$846,756	$647,857	$547,228	$419,587	$370,710
Capital leases (3)	$915	$513	$413	$305	$667
Shareholders’ equity (4)	$551,133	$417,116	$345,171	$262,973	$221,228
Book value per share (4), (5)	$13.59	$10.70	$8.93	$7.17	$6.14

Additional Data:
Weighted average number of common shares outstanding:
Basic	39,989	38,692	37,514	36,489	35,005
Diluted	41,290	40,624	39,803	38,453	35,677

(1)
Fiscal years ended June 30, 2007 and 2006 include approximately $14.0 million ($11.1 million net of tax or $0.27 per diluted share) and $9.1 million ($7.1 million net of tax or $0.18 per diluted share), respectively, in non-cash share-based compensation expense. See Note 2, “Share-based Compensation” in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Current assets less current liabilities.
(3)	Including current portion. The Company does not have any long-term debt.
(4)	Includes the impact of adoption of SFAS 158. See note 16, “Employee Benefit Plans.”
(5)	Calculated as shareholder’s equity divided by common stock outstanding at June 30.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. As detailed elsewhere in this report on Form 10-K, our enterprise solutions comprise three major areas: hotel information systems, restaurant information systems, and specialty retail information systems. We also offer a wide range of related services. We distribute our products and services directly and through a network of independent dealers and distributors.
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
We are organized and operate in four operating segments: U.S., Europe, the Pacific Rim and Latin America regions. As the products and services for all new business acquisitions are all similar to those ours, the new business acquisitions have been incorporated into the existing four operating segments based on their respective geographical locations, and operated and managed as a part of that operating segment.
For the purposes of applying SFAS No. 131, we have identified U.S. as a separate reportable segment and has aggregated our three international operating segments into one reportable segment, international, as the three international operating segments share many similar economical characteristics. The management views the U.S. and international segments separately in operating its business, although the products and services are similar for each segment.
We continue to see overall growth in the hospitality and retail industries; slower growth in some sectors has historically tended to be offset by faster growth in other areas.  We have seen particular growth in our quick service restaurant business, including that generated by sales to various quick service restaurant chains with whom we have announced alliances.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those that impact revenue recognition, share-based compensation, capitalized software, intangible assets, allowance for doubtful accounts, allowance for obsolescence, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The following comprise the critical accounting estimates that we used in the preparation of the consolidated financial statements.

Revenue recognition
Revenue is generated from software licenses, hardware and service and support. Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions and the Securities and Exchange Commission Staff Accounting bulletin No. 104, “Revenue Recognition in Financial Statements. Revenue under multiple element arrangements, which typically include hardware, software licenses, and maintenance agreements sold together, are allocated to each element in the arrangement using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement, i.e., an allocated portion of revenue is deferred from the arrangement, equivalent to the fair value of undelivered elements.
Revenue from software license, hardware and service and support are generally recognized when the four basic criteria of SOP 97-2 are met as follows:
•	Persuasive evidence of an arrangement exists: We require a contract signed by both parties to the agreement or a purchase order received from the customer as persuasive evidence of an arrangement.
•
Delivery has occurred or services have been rendered: Delivery occurs at FOB shipping point when provided to a common carrier, if the risk of ownership has passed to the buyer or in the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If the risk of ownership has not passed to the buyer when provided to the common carrier, delivery occurs when the risk has passed to the buyer.

•
Fixed or determinable fee: We consider the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of delivery with generally no more than 20% of the contract price due at the end of the payment term. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable. We consider service fees to be fixed or determinable if the service fee or rates for time and material contracts are not subject to refund or adjustment.

•
Collection is probable: We perform a credit review for significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine from the outset of an arrangement that collection is not probable, revenue is recognized as collection occurs.

Costs related to shipping and handling and billable travel expenses are included in cost of sales. The revenue is reduced for estimated customer returns and allowances.

Since our revenue deferral for undelivered elements under multiple element arrangements is based on VSOE of the fair value of any undelivered elements of the arrangement, our financial results for current fiscal year and future periods could be significantly different if our estimates of the VSOE of the fair values of undelivered elements change. Additionally, significant differences in the actual customer returns and allowances to our estimates could also significantly affect our financial results.

Share-based compensation
We account for our option awards granted under the stock option program in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which became effective July 1, 2005 for us. We adopted the “Modified Prospective Application” transition method, which did not result in restatement of previously issued financial statements. In accordance with SFAS No. 123(R), the estimated fair value of awards granted after the effective date of SFAS No. 123(R) are measured, and non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service period of options in the consolidated statement of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become incrementally vested.

As we value stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions, we are required to input highly subjective assumptions about volatility rates, expected term of options, and applicable interest rates in the option pricing model. Expected volatility is based on historical stock prices. The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. For this, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Total expense recorded in any period can be significantly different depending on several variables, including any changes to these assumptions, especially the number of share-based awards that vest, pre-vesting cancellations, and the estimated fair value of those vested awards.

Inventory
Inventory is stated at the lower of standard cost, which approximates cost, or market. Standard cost is determined principally by the first-in, first-out pricing method. We maintain a reserve for obsolescence for inventory in the amount of approximately $9.9 million as of June 30, 2007 and 2006.

Allowance for doubtful accounts
We maintain allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments and for limited circumstances when the customer disputes the amounts due to us. Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required which could affect our financial results in future periods. As of June 30, 2007 and 2006, accounts receivable totaled approximately $180.2 million and $141.2 million, net of an allowance for doubtful accounts of approximately $23.1 million and $20.3 million, respectively. Additionally, bad debt expenses for the fiscal years 2007, 2006 and 2005 were approximately $3.4 million, $5.4 million and $5.7 million, respectively.

Capitalized software development costs
Costs incurred in the research and development of new software products to be licensed to others, costs primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established. The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and the capitalization stops when the product is available for general release to customers, at which time amortization begins. Technological feasibility is established when the product reaches the working model stage. The cost of purchased software is also capitalized.
Annual amortization of capitalized software development costs are charged to software cost of sales, and is the greater of (1) the amount computed using the ratio that each capitalized software product’s current fiscal year gross revenue is to the total of current fiscal year and anticipated future gross revenues for that product, or (2) the amortization based on straight-line method over the remaining estimated economic life of the product. If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, our future financial results could be materially affected if the unamortized costs are written off or if the amortization is accelerated. Amortization expense for the fiscal years 2007, 2006 and 2005 were approximately $8.4 million, $7.0 million and $7.5 million, respectively. Additionally, during the fiscal year 2006, we wrote off approximately $1.6 million in capitalized software costs related to products for which no future revenue was projected.

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

The process of evaluating the potential impairment of long-lived assets including finite-lived purchased intangible assets is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the assets for the purposes of our analyses, we make estimates and judgments about the future cash flows of these assets. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the Company. A determination that assets are impaired could result in a significant charge in future periods.

Goodwill and indefinite-lived purchased intangible assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. We assess whether goodwill and our only indefinite-lived purchased intangible assets, trademarks, are impaired in accordance with SFAS No. 142 on an annual basis, during the first quarter of each fiscal year.  Goodwill is evaluated for impairment by comparing the fair value of each reporting unit (the Company’s four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America) to its book value. The fair value of each reporting unit is determined based on a weighting of the income approach (i.e., discounted future income flow) and market approach (i.e., evaluating against the purchase and sale of comparable assets in the relevant industry) to value. If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

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
The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. We also consider our market capitalization on the date the analysis is performed. A determination that goodwill or intangible assets are impaired could result in a significant charge in future periods.

Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination is made.

RESULTS OF OPERATIONS
During the three fiscal years ending June 30, 2007, we acquired several companies and accordingly, our results include activities from these acquisitions since their respective acquisition dates. See Note 3, “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.

Comparison of Fiscal Year 2007 to Fiscal Year 2006

Revenue
An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2007	2006	2007	2006	2007	2006
Hardware	$126,596	$127,485	$107,242	$88,076	$233,838	$215,561
Software	50,745	54,355	82,075	65,738	132,820	120,093
Service	186,798	173,315	232,271	169,984	419,069	343,299
Total Revenue	$364,139	$355,155	$421,588	$323,798	$785,727	$678,953

An analysis of the total sales mix as a percent of total revenue is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2007	2006
Hardware	29.8%	31.7%
Software	16.9%	17.7%
Service	53.3%	50.6%
Total	100.0%	100.0%

Revenue increased approximately $106.8 million, or 15.7% to approximately $785.7 million for fiscal year 2007 compared to fiscal year 2006 primarily due to the following:
•
An approximately $75.8 million or 22.1% increase in services revenue is primarily due to additional revenue generated as a result of various acquisitions and the continued expansion of our customer base coupled with increased support revenue from existing customers (primarily through additional services). We acquired the RedSky IT Hospitality, Travel and Retail subsidiaries of RedSky IT in January 2007 and we acquired various MICROS distributors during fiscal year 2007. Additionally, we acquired CommercialWare, Inc. in February 2006;

•
An approximately $18.3 million or 8.5% increase in hardware revenue is primarily due to the foreign currency translation mainly between the Euro and U.S. dollar and additional revenue generated as a result of the acquisitions, as discussed above; and,

•
An approximately $12.7 million or 10.6% increase in software revenue is primarily due to additional revenue generated as a result of the acquisitions and foreign currency translation, both as discussed above. In total, the recurring support revenue contributed approximately 54.4% and the installation revenue contributed approximately 22.5% of the service revenue increase in fiscal year 2007 compared to fiscal year 2006.

The international segment revenue for fiscal year 2007 increased approximately $97.8 million which was a result of the following:
•
An approximately $62.3 million or 36.6% increase in services revenue is due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services), additional revenue generated through the acquisitions and foreign currency translation, as discussed above;

•	An approximately $19.2 million or 21.8% increase in hardware revenue is primarily due to increased sales volume and the foreign currency translation, as discussed above; and,
•
An approximately $16.3 million or 24.9% increase in software revenue is due to foreign currency translation, increased sales volume and additional revenue generated from the acquisitions, as discussed above.

The U.S. segment revenue increased approximately $9.0 million for fiscal year 2007 primarily resulting from additional revenue generated through the acquisitions, as discussed above, and an increase in services revenue due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through additional services).

Cost of Sales
An analysis of the cost of sales is as follows:
	Fiscal Year Ended June 30,
	2007		2006
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$149,085	63.8%	$144,061	66.8%
Software	29,531	22.2%	23,488	19.6%
Service	195,600	46.7%	165,721	48.3%
Total Cost of Sales	$374,216	47.6%	$333,270	49.1%

For fiscal year 2007, cost of sales as a percent of revenue decreased 1.5% to 47.6% compared to fiscal year 2006. Hardware cost of sales as a percent of related revenue decreased primarily as a result of an improvement in Workstation 4 margin percentage, coupled with an increase in Workstation 4 revenue compared to fiscal year 2006. Workstation 4 generates higher margin than other hardware products. Software cost of sales as a percent of related revenue increased primarily due to a decrease in the third party software margin percentage compared to fiscal year 2006. Additionally, the revenue from the OPERA suite of products was comparable to fiscal year 2006, but represented a lower percentage of total software revenue. Because the OPERA suite of products generates much higher margins than our third party software, this product mix change had the impact of increasing the overall software cost of sales as a percent of related revenue.
Service cost of sales as a percent of related revenue decreased primarily due to a decrease in travel expenses and maintenance service part costs. The decreases in travel expenses and parts costs were partially offset by an increase in overall service labor costs resulting mainly from higher than average service labor costs associated with some of our newly acquired subsidiaries.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses, as a percent of revenue, increased 0.5% to 32.4% compared to 31.9% in fiscal year 2006. This increase is primarily due to the following:
•	Higher SG&A expenses as a percent of related revenue for the newly acquired subsidiaries described under Revenue; and,
•
Increase in non-cash share-based compensation expense of approximately $4.4 million recorded as a component of SG&A expenses for the fiscal year 2007 compared to the fiscal year 2006. The non-cash share-based compensation expenses for fiscal year 2007 include a one-time charge of approximately $0.7 million resulting from accelerated vesting of unvested options due to the death of an officer of the Company. See “Share-Based Compensation Expense” below for further discussion.

•
The above increases in SG&A expenses were partially offset by overall decreases in remaining SG&A expenses as a percent of total revenue, primarily due to our ability to leverage our costs with the increase in total revenue.

Research and Development (“R&D”)
R&D incurred consists primarily of labor costs less capitalized software development costs. An analysis of R&D activities is as follows:
	Fiscal Year Ended June 30,
(in thousands)	2007	2006
Total R&D incurred	$35,859	$30,643
Capitalized software development costs	(1,974)	(3,523)
Total R&D expenses	$33,885	$27,120
% of Revenue	4.3%	4.0%

The increases in total R&D incurred of approximately $5.2 million and total R&D expenses of approximately $6.8 million are primarily due to additional expenses incurred by some of our newly acquired subsidiaries, an increase in R&D labor costs due to an increase in the number of R&D employees and an approximately $0.5 million increase in non-cash share-based compensation expenses allocated to R&D. The decrease in total capitalized software development costs is primarily due to the release of our capitalized retail software product in December of 2005.

For fiscal year 2007, non-cash share-based compensation expenses allocated to R&D were not capitalized because stock options were not granted to employees whose labor costs were capitalized as software development costs. For fiscal year 2006, less than $0.1 million in non-cash share-based compensation expenses allocated to R&D had been capitalized because stock options were granted to employees whose labor is capitalized.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for fiscal year 2007 increased approximately $2.3 million to approximately $12.7 million compared to fiscal year 2006. The increase is primarily due to additional expense incurred as a result of the newly acquired subsidiaries as discussed above. Additionally, foreign currency fluctuation increased depreciation and amortization expenses for the fiscal year 2007 by approximately $0.5 million.

Share-Based Compensation Expenses
We account for our option awards granted under the stock option program in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted after the effective date of SFAS 123(R) are measured and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become incrementally vested.
For fiscal year 2007, we recognized non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures of approximately $14.0 million based on the estimated fair values of the vested portions of (1) approximately 0.7 million shares of underlying options granted during the fiscal year; (2) approximately 0.9 million shares granted during fiscal year 2006; and, (3) approximately 0.7 million shares of underlying options granted before the effective date of SFAS No. 123(R) that were unvested as of the effective date. For fiscal year 2006, the non-cash share-based compensation expenses of approximately $9.1 million was based on the estimated fair values of the vested portions of (1) approximately 0.9 million shares of underlying options granted during fiscal year 2006 and (2) approximately 1.5 million shares of underlying options granted before the effective date of SFAS No. 123(R) that were unvested as of the effective date. The cost of sales, SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2007	2006
Cost of sales	$—	$35
SG&A	13,243	8,851
R&D	753	249
Total non-cash share-based compensation expense	13,996	9,135
Income tax benefit	(2,884)	(2,026)
Total non-cash share-based compensation expense, net of tax benefit	$11,112	$7,109

Impact on diluted net income per share	$0.27	$0.18

The non-cash share-based compensation expenses allocated to SG&A for fiscal year ended June 30, 2007 include a one-time charge of approximately $0.7 million resulting from an accelerated vesting of unvested options due to the death of an officer of the Company. Under our stock option plan, options immediately vest upon death.
As of June 30, 2007, there was approximately $21.9 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Income from Operations
Income from operations for fiscal year 2007 increased approximately $19.3 million, or 21.2%, to approximately $110.6 million, compared to fiscal year 2006. The increase is mainly due to an overall increase in sales volume coupled with lower cost of sales as a percent of revenue. This increase was partially offset by an increase in expenses as a percent of revenue and approximately $4.9 million increase in non-cash share-based compensation expense all of which are explained above in more detail.

Non-operating Income (Expense)
Net non-operating income for fiscal year 2007 was approximately $11.1 million compared to approximately $4.4 million for fiscal year 2006. The increase of approximately $6.7 million is primarily due to:
•
An increase in interest income of approximately $5.3 million due to overall higher cash and cash equivalents and short-term investment balances and overall higher interest rates earned on these balances;

•	Approximately $1.3 million in one-time income due to a death benefit received on corporate owned life insurance policy following the death of a covered officer of the Company; and,
•
A decrease in the foreign exchange transaction losses of approximately $0.5 million to a loss of approximately $0.4 million for fiscal year 2007 compared to a loss of approximately $0.9 million for fiscal year 2006.

Income Tax Expense
The effective tax rates for fiscal year 2007 and 2006 were 33.5% and 32.9%, respectively. The increase in tax rate was primarily attributable to the negative impact of the changes in legislation related to extra-territorial income exclusions as well as the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items. These negative factors were partially offset by the benefit recognized from certain activities where the mix of earnings were subject to a lower statutory tax rate than that recognized in the U.S., renewal of research and development tax credit and the phase-in of the deduction for domestic production activities.

Net Income and Diluted Net Income per Common Share
Net income for fiscal year 2007 increased approximately $16.5 million, or 25.9%, to approximately $80.0 million, compared to fiscal year 2006. The increase is mainly due to an overall increase in sales volume coupled with lower cost of sales as a percent of revenue and an increase in interest income of approximately $5.3 million. These increases were partially offset by an increase in operating expenses as a percent of revenue and approximately $4.9 million increase in non-cash share-based compensation expense, all of which are explained above in more detail.
Diluted net income per share for fiscal year 2007 increased $0.38 per share, or 24.4%, to $1.94 per share, compared to fiscal year 2006. Diluted net income for fiscal year 2007 was negatively impacted by $0.27 per diluted share for non-cash share-based compensation expense compared to $0.18 per diluted share for fiscal year 2006.

Comparison of Fiscal Year 2006 to Fiscal Year 2005

Revenue
An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2006	2005	2006	2005	2006	2005
Hardware	$127,485	$117,705	$88,076	$74,080	$215,561	$191,785
Software	54,355	52,966	65,738	53,404	120,093	106,370
Service	173,315	152,645	169,984	146,464	343,299	299,109
Total Revenue	$355,155	$323,316	$323,798	$273,948	$678,953	$597,264

An analysis of the total sales mix as a percent of total revenue is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2006	2005
Hardware	31.7%	32.1%
Software	17.7%	17.8%
Service	50.6%	50.1%
Total	100.0%	100.0%

Revenue increased approximately $81.7 million, or 13.7% to approximately $679.0 million for fiscal year 2006 compared to fiscal year 2005.
Hardware revenue increased approximately $23.8 million primarily due to the following:
•	An approximately $10.0 million increase in the sale of third party hardware products;

•	An approximately $9.3 million of additional revenue generated in fiscal year 2006 as a result of January 2005 acquisition of JTECH;
•	An approximately $7.9 million increase in the sale of Workstation 4; and,
•	An approximately $6.2 million of additional revenue generated in fiscal year 2006 due to the sale of 2010 Workstation which was released in fiscal year 2006.
•
The above increases were partially offset by a decrease in the sale of PC Workstations of approximately $10.0 million. The decrease in PC Workstations is due to their replacement with the newer and less expensive Workstation 4 and Workstation 2010.

Software revenue increased primarily as a result of an increase in sale of the OPERA suite of products of approximately $11.7 million, which contributed approximately 85.3% of the total software revenue increase in fiscal year 2006 compared to fiscal year 2005. Service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of our customer base as well as additional recurring support revenue from existing customers. The recurring support revenue contributed approximately 55.7% and the installation revenue contributed approximately 28.4% of the total service revenue increase in fiscal year 2006 compared to fiscal year 2005. The increase in service revenue was also due to approximately $3.6 million of additional service revenue generated as a result of February 2006 acquisition of CommercialWare.
Of the increase in total revenue, the international reportable segment accounted for approximately $49.9 million, or 61.0% of the total increase, while the U.S. reportable segment accounted for approximately $31.8 million, or 39.0% of the total increase. The international revenue increase was mainly due to two large contracts for hardware, software and service of approximately $6.0 million, an increase in revenue to international dealers of approximately $4.8 million and a large hardware rollout to major customers of approximately $5.0 million. The service revenue increased mainly due to increased support revenues and increased installation revenue from the continued expansion of our customer base as well as additional recurring support revenue from existing customers. The increase was also affected by the exchange rate fluctuation, mainly between the Euro and the U.S. dollar, of approximately $2.2 million.
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

Cost of Sales
An analysis of the cost of sales is as follows:
	Fiscal Year Ended June 30,
	2006		2005
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$144,061	66.8%	$127,349	66.4%
Software	23,488	19.6%	22,822	21.5%
Service	165,721	48.3%	145,309	48.6%
Total Cost of Sales	$333,270	49.1%	$295,480	49.5%

For fiscal year 2006, cost of sales as a percent of revenue decreased 0.4% to 49.1% compared to fiscal year 2005. The increase in hardware cost of sales as a percent of related revenue compared to fiscal year 2005 was primarily due to a significant increase in freight costs. This increase was partially offset by JTECH sales of hardware, which generate higher margins. The decrease in software cost of sales as a percent of related revenue compared to fiscal year 2005 was primarily due to a significant increase in sales of our OPERA suite of products, which generate higher margins than our third party software, and an improvement in our third party software margins compared to fiscal year 2005. These decreases were partially offset by approximately $1.6 million in capitalized software write-offs included in software cost of sales in fiscal year 2006. The write-offs are related to products for which no future revenue was projected. The decrease in service cost of sales as a percent of related revenue compared to fiscal year 2005 was primarily due to decrease in labor costs. Fiscal year 2005 labor costs included significant utilization of third party labor due to large roll out programs in the U.S., and we did not require the use of as much third party labor in fiscal year 2006.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses, as a percent of revenue, increased 0.9% to 31.9% compared to 31.0% in fiscal year 2005. This increase was primarily due to the following:
•
Approximately $8.9 million (or 1.3% of total revenue) of non-cash share-based compensation expense recorded as a component of SG&A expenses (see “Share-Based Compensation Expense” below for further discussion); and

•	Increase of approximately $4.6 million (or 0.7% of total revenue) in performance based compensation.
•
The above increases in SG&A expenses were partially offset by overall decreases in SG&A expenses as a percent of total revenue, primarily due to our ability to leverage our costs with the increase in total revenue.

Research and Development (“R&D”)
R&D expenses consisted primarily of labor costs less capitalized software development costs.

An analysis of R&D activities is as follows:
	Fiscal Year Ended June 30,
(in thousands)	2006	2005
Total R&D incurred	$30,643	$33,144
Capitalized software development costs	(3,523)	(5,745)
Total R&D expenses	$27,120	$27,399
% of Revenue	4.0%	4.6%

The decreases in total R&D incurred and total capitalized software development costs were primarily due to the release of Datavantage Corporation’s (“Datavantage”) two capitalized software products in June and December of 2005 and also due to certain R&D staff being reassigned to perform billable professional services. These decreases were partially offset by approximately $0.2 million for the non-cash share-based compensation expense allocated to R&D for fiscal year 2006 of which less than $0.1 million had been capitalized because stock options have been granted to employees whose labor is capitalized.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for fiscal year 2006 increased approximately $0.3 million to approximately $10.5 million, compared to fiscal year 2005.

Share-Based Compensation Expenses
We account for our option awards granted under the stock option program in accordance with SFAS No. 123(R), “Share-Based Payment” which became effective July 1, 2005 for us. For detailed fiscal year 2006 discussion, see “Shared-Based Compensation Expenses” under the “Comparison of Fiscal Year 2007 to Fiscal Year 2006” section above.

Income from Operations
Income from operations for fiscal year 2006 increased approximately $12.4 million, or 15.7%, to approximately $91.3 million, compared to fiscal year 2005. The increase was mainly due to an overall increase in sales volume coupled with lower cost of sales as a percent of revenue. In addition, the increase was attributable to a favorable decrease in expenses as a percent of revenue, partially offset by approximately $9.1 million in non-cash share-based compensation expense all of which are explained above in more detail.

Non-operating Income (Expense)
Net non-operating income for fiscal year 2006 was approximately $4.4 million compared to approximately $2.2 million for fiscal year 2005. The increase of approximately $2.2 million was primarily due to:
•	An increase in interest income of approximately $2.6 million was due to overall higher cash and cash equivalents balances and overall higher interest rates received on investments; and
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

Income Tax Expense
The effective tax rates for fiscal year 2006 and 2005 were 32.9% and 33.0%, respectively. The decrease was due to the relative mix of earnings and the consolidation of functions in lower taxing jurisdictions and other adjustments.

Net Income and Diluted Net Income per Common Share
Net income for fiscal year 2006 increased approximately $9.9 million, or 18.4%, to approximately $63.5 million, compared to fiscal year 2005 due to the various items discussed above. The increase was mainly due to an overall increase in sales volume coupled with lower cost of sales as a percent of revenue. In addition, the increase was attributable to a favorable decrease in expenses as a percent of revenue, partially offset by approximately $9.1 million or $7.1 million, net of tax, in non-cash share-based compensation expense all of which are explained above in more detail.
Diluted net income per share for fiscal year 2006 increased $0.21 per share, or 15.6%, to $1.56 per share, compared to fiscal year 2005. Diluted net income for fiscal year 2006 was negatively impacted by $0.18 per share for non-cash share-based compensation expense, net of tax.

RECENT ACCOUNTING STANDARDS

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of the adoption of the SFAS 159 on our consolidated financial position, results of operations and cash flows.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements. The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any fair value measurements. SFAS No. 157 may cause some valuation procedures that we use to change after its adoption. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of the adoption of the SFAS 157 on our consolidated financial position, results of operations and cash flows.

SAB No. 108
In September 2006, the SEC issued SAB No. 108, which provides interpretive guidance on the process of quantifying financial statement misstatements. The application of SAB No. 108 has not had a material impact on our consolidated financial position, results of operations and cash flows.

FIN 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, ‘Accounting for Income Taxes’” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   As required, the Company will adopt FIN 48 in the first quarter of our fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We are currently reviewing the impact of the adoption of FIN 48 on our consolidated financial position, results of operations and cash flows.

PURCHASES OF COMMON STOCK
In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of our common stock. During fiscal year 2005, we purchased all remaining shares authorized under that plan. In fiscal year 2005, the Board of Directors authorized the purchase of up to an additional two million shares of our common stock. Since the inception of the repurchase programs, we have incurred approximately $0.1 million in fees related to the programs. A summary of the cumulative number of shares purchased and retired is as follows:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)
Fiscal year:
2002 – 2004	1,599,462	$16.51	$26,403
2005	897,200	$29.85	26,777
2006	921,337	$43.67	40,234
2007	348,600	$51.26	17,870
Total as of June 30, 2007	3,766,599	$29.55	$111,284

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
The Company’s consolidated statements of cash flows summary for fiscal years is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2007	2006	2005
Net cash provided by (used in):
Operating activities	$114,766	$121,681	$90,294
Investing activities	(141,184)	(29,320)	(26,528)
Financing activities	31,146	(9,029)	6,147

Operating activities:
As discussed above, under “Share-Based Compensation Expenses,” SFAS No. 123(R) became effective July 1, 2005, and requires the tax benefits realized from stock option exercises to be classified as cash inflows from financing activities, and also requires us to expense the fair value of grants made under the stock option program. As a result, net cash flows provided by operating activities for fiscal years 2007 and 2006 of approximately $114.8 million and approximately $121.7 million, respectively, are not comparable to net cash flows provided by operating activities for fiscal year 2005 of approximately $90.3 million, because approximately $16.8 million and approximately $13.3 million in tax benefits realized from stock option exercises for fiscal years 2007 and 2006, respectively, are classified as cash inflows from financing activities, compared to fiscal year 2005 for which the tax benefits from stock option exercises are classified as a component of cash provided by operations.
Net cash provided by operating activities for fiscal year 2007 decreased approximately $6.9 million compared to fiscal year 2006 primarily due to approximately $39.1 million increase in cash utilized by accounts receivable and prepaid and other current assets, substantially reduced by approximately $16.5 million increase in cash provided by net income and approximately $13.8 million provided by accrued expenses and other current liabilities.
Net cash provided by operating activities for fiscal year 2006 increased approximately $31.4 million primarily due to approximately $46.1 million decrease in cash utilized by accounts receivable and prepaid expenses and other assets, approximately $14.7 million in cash provided by an increase in income taxes payable and approximately $9.9 million increase in cash provided by net income. These increases were partially offset by tax benefit realized from stock option exercises of approximately $22.1 million (as discussed above, classified as cash inflow in fiscal year 2005) and approximately $10.7 million increase in cash utilized by accounts payable.

Investing activities:
In fiscal years 2007 and 2005, we had invested in auction rate securities which are classified as short-term investments on the consolidated balance sheet. As a result, net cash flows provided by investing activities for fiscal year 2007, which includes approximately $87.0 million in net investments in auction rate securities, and fiscal year 2005, which includes approximately $8.0 million in net proceeds from the sale of auction rate securities, are not comparable to fiscal year 2006 as we did not invest in auction rate securities.
Net cash used by investing activities for fiscal year 2007 was approximately $141.1 million, primarily as a result of our net investment in auction rate securities of approximately $87.0 million, as discussed above. We also utilized approximately $40.5 million related to various acquisitions, the most significant of which was the acquisition of RedSky for which we utilized approximately $29.8 million. Additionally, approximately $13.3 million was also utilized to purchase property, plant and equipment and to internally develop software to be licensed to others.
Net cash used by investing activities for fiscal year 2006 was approximately $29.3 million, primarily as a result of approximately $14.3 million utilized to purchase property, plant and equipment and to internally develop software to be licensed to others and approximately $14.1 million utilized for the acquisition of CommercialWare.
Net cash used by investing activities for fiscal year 2005 was approximately $26.5 million, primarily as a result of approximately $18.5 million utilized for the acquisition of JTech and approximately $16.0 million utilized to purchase property, plant and equipment and to internally develop software to be licensed to others. We also had net proceeds of approximately $8.0 million from the sale of auction rate securities.

Financing activities:
Net cash provided by financing activities for fiscal year 2007 was approximately $31.1 million, primarily due to proceeds from stock option exercises of approximately $35.0 million and realized tax benefits from stock option exercises of approximately $16.8 million, partially offset by approximately $17.9 million utilized to repurchase our stock.
Net cash utilized by financing activities for fiscal year 2006 was approximately $9.0 million, primarily due to approximately $40.2 million utilized to repurchase our stock, partially offset by approximately $18.5 million in proceeds from stock option exercises and approximately $13.3 million in realized tax benefits from stock option exercises.
Net cash provided by financing activities for fiscal year 2005 was approximately $6.1 million, primarily due to proceeds from stock option exercises of approximately $33.2 million, substantially offset by approximately $26.8 million utilized to repurchase our stock.

All cash and cash equivalents are being retained for the operation and expansion of the business and the repurchase of our stock.

Capital Resources
We have two credit agreements (the “Credit Agreements”) that in the aggregate, provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The international facility is secured by 65% of the capital stock of our main operating Ireland subsidiary and 100% of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as all inventory and receivables located in the U.S.
For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, we are required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders. The Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.
As of June 30, 2007, we had approximately $2.3 million outstanding on the lines of credit mentioned above and had approximately $62.7 million available for future borrowings. The total outstanding balance consisted of the following:
•	JPY (Japanese Yen) 165.0 million (approximately $1.3 million at the June 30, 2007 exchange rate);
•	SEK (Swedish Krona) 4.0 million (approximately $0.6 million at the June 30, 2007 exchange rate), and
•	NZD (New Zealand Dollar) 0.5 million (approximately $0.4 million at the June 30, 2007 exchange rate).
We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the June 30, 2007 exchange rate). Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of June 30, 2007, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.2 million at the June 30, 2007 exchange rate) of the credit facility had been utilized for guarantees. As we have significant international operations, our Euro-denominated borrowings do not represent a significant foreign exchange risk. On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.
As of June 30, 2007, we had approximately $63.8 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of June 30, 2007 was 3.9%. As of July 31, 2007, the total outstanding balance on the lines of credit was approximately $2.4 million and we had approximately $63.8 million borrowing capacity under all of the credit facilities at that time.
We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. Nevertheless, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2008 will be approximately $13 million.

Financial indicators of our liquidity and capital resources as of June 30 were as follows:

(in thousands, except ratios)	2007	2006
Cash, cash equivalents and marketable securities	$329,652	$237,222
Available credit facilities	$66,353	$66,279
Outstanding credit facilities	(2,308)	(2,134)
Outstanding guarantees	(248)	(293)
Unused credit facilities	$63,797	$63,852
Working capital (1)	$344,566	$253,121
Capital lease obligations (2) :
Current	$655	$89
Non-current	260	424
Total	$915	$513
Shareholders’ equity	$551,133	$417,116
Current ratio (3)	2.34	2.24
(1) Current assets less current liabilities.
(2) The Company does not have any long-term debt.
(3) Current assets divided by current liabilities.

Inflation
We have not experienced any significant impact as a result of inflation.

Contractual Obligations
The following table summarizes our contractual arrangements at June 30, 2007:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Net operating lease obligations	$102,114	$20,845	$30,563	$21,530	$29,176
Capital lease obligations	915	655	258	2	—
Purchase obligations	972	—	972	—	—
Total	$104,001	$21,500	$31,793	$21,532	$29,176

FORWARD-LOOKING STATEMENTS
The preceding management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Annual Report on Form 10-K, and, in particular, in the preceding management’s discussion and analysis, that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.
Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:
•
Item 1, “Business,” statements regarding the future direction of PMS technology and the growth of the OPERA suite of products, the Company’s strategy for product growth in restaurant software, trends in retail software, trends in retailers’ use of Linux-based systems, our plan to transition from our own data center to third party centers, our global distribution network, acquisition of rights in third party products and designs, the appropriateness of reliance on statutory and common law protections for our intellectual property, the risks associated with third party misappropriation of our intellectual property, competition, labor relations, quarterly results, our belief that a loss of component sources would not materially adversely affect our business, the anticipated impact of fluctuations in interest rates and in currency exchange rates, the evaluation of the need to use financial instruments to hedge against currency risk, the anticipated effect of the US Government exercising a termination for convenience under one or more contracts that we have with the US Government, and our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position;

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

Additional forward-looking statements will be found in the preceeding discussion and analysis by management of the Company’s financial condition and results of operations, including:
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

(v)	our statements regarding the impact on financial results in future periods if we determine that the financial condition of customers has deteriorated;
(vi)	our statements regarding the impact on financial results in future periods if we misjudge the remaining economic life of a product;
(vii)	our statements concerning the fluctuations in the market price of our common stock, whether as a result of variations in our quarterly operating results or other factors;
(viii)	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
(ix)	our beliefs about our competitive strengths;
(x)	our expectations regarding effective tax rates in future periods;
(xi)	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;

(xii)	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
(xiii)	our expectations about the increases in our capital expenditures for future periods;
(xiv)	our expectations that our exposure to interest rate risk will not materially change in the future;
(xv)	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
(xvi)	our statements about the effects on our revenue recognition as a result of changes to a customers’ delivery requirements or a products’ completion;
(xvii)	our statements regarding our ability to increase sales of our higher margin products; and
(xviii)
our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules.

There are other important factors that could cause actual results to differ materially from those in the forward looking statements. These may include: changes in applicable laws and regulations, other activities of governments, governmental agencies, or other regulatory bodies that affect our products, services, or business operations, changes in accounting and auditing rules (and changes in the interpretations of those rules), as well as those matters described in Item 1A “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk and to foreign currency exchange rate risk. See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II, Item 7 for information regarding foreign currency exchange risks. The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks. The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2006, and the Company does not foresee any significant changes in exposure or in how it manages this exposure in the near future. At June 30, 2007, the Company had total borrowings of approximately $2.3 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at June 30, 2007 and June 30, 2006. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit. As the Company’s total borrowing as of June 30, 2007 was approximately $2.3 million, a 1% change in interest rate would have resulted in an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.
To minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.

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
Management evaluated the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was effective.
Management has excluded ten companies (seven of which were wholly-owned), acquired in purchase business combinations during the fiscal year ended June 30, 2007, from its assessment of internal control over financial reporting at June 30, 2007. The combined total assets and combined total revenues represent approximately $94.7 million and $51.5 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007. The most significant of these companies was RedSky, which represented $53.2 million of consolidated total assets and $13.4 million of consolidated total revenues.

The Company’s independent auditors, PricewaterhouseCoopers LLP, have audited the Company’s internal control over financial reporting. Their opinion on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements is included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
See Part I, Item 1 for information regarding the Company’s Executive Officers. Other information required by this Item 10 will be set forth in the Company’s Proxy Statement under the captions “Information as to Nominees”, ‘Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee” and that information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s Proxy Statement under the caption “Executive Compensation,” and that information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below, the information required by Item 12 will be set forth in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and that information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,560,464	$34.34	1,564,095

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,560,464	$34.34	1,564,095

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 30, 1995, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement that, as amended, terminates on June 30, 2008. Under the Consulting Agreement, Mr. Brown is to provide during each fiscal year on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million per year plus an annual target bonus. During each of the three fiscal years ended June 30, 2007, the Company compensated Mr. Brown approximately $0.4 million for consulting fees and annual target bonuses that were accrued during the fiscal year that they were earned and paid in the following fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.
(a) The following documents are filed as a part of this report:

(1) Financial Statements:
Report of Independent Registered Public Accounting Firm	42
Consolidated balance sheets as of June 30, 2007 and 2006	43
Consolidated statements of operations for the fiscal years ended June 30, 2007, 2006 and 2005	44
Consolidated statements of cash flows for the fiscal years ended June 30, 2007, 2006 and 2005	45
Consolidated statements of shareholders’ equity and comprehensive income for the fiscal years ended June 30, 2007, 2006 and 2005	46
Notes to consolidated financial statements	47 - 69

(2) Financial Statement Schedules:
Schedule II – Valuation and qualifying accounts and reserves	70

All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3) Exhibits:
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

10(c)(3)*
Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10(c)(4)*
Fourth Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 12, 2007.

10(d)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10(d)(1)*
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(d)(2)*
Second Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006.

10(e)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10(e)(1)*
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

10(e)(2)*
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

10(f)*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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

10(g)(1)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among Micros-Fidelio (Ireland) Ltd., Micros-Fidelio Systems (UK) Ltd., Micros-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., Micros-Fidelio Brazil, Ltda., Micros-Fidelio France S.A.S., Hospitality Technologies, S.A., Micros-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, Micros-Fidelio GmbH, Micros-Fidelio Software Portugal Unipessoal Lda, Micros-Fidelio (Thailand) Co., Ltd., Micros-Fidelio Singapore Pte Ltd., Micros-Fidelio Software (Philippines), Inc., Micros-Fidelio Japan Ltd., Micros-Fidelio Australia Pty. Ltd., Micros-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005.

14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2004.
21	Subsidiaries of the Company (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

*  Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MICROS Systems, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006 and the manner in which it accounts for defined benefit pension and other post retirement plans effective June 30, 2007.

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

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded ten companies (seven of which were wholly-owned), acquired in purchase business combinations during the fiscal year ended June 30, 2007, from its assessment of internal control over financial reporting at June 30, 2007. We have also excluded these companies from our audit of internal control over financial reporting. The combined total assets and combined total revenues represent approximately $94.7 million and $51.5 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007. The most significant of these companies was RedSky, which represented $53.2 million of consolidated total assets and $13.4 million of consolidated total revenues.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
August 29, 2007

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$242,702	$237,222
Short-term investments	86,950	—
Accounts receivable, net of allowance for doubtful accounts of $23,110 at June 30, 2007 and $20,335 at June 30, 2006	180,203	141,159
Inventory, net	47,790	46,637
Deferred income taxes	16,683	16,649
Prepaid expenses and other current assets	27,650	15,485
Total current assets	601,978	457,152

Property, plant and equipment, net	27,955	23,794
Deferred income taxes, non-current	23,145	16,192
Goodwill	138,332	98,581
Intangible assets, net	14,509	10,427
Purchased and internally developed software costs, net of accumulated amortization of $54,708 at June 30, 2007 and $45,797 at June 30, 2006	36,296	38,328
Other assets	4,541	3,383
Total assets	$846,756	$647,857

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$2,308	$2,134
Accounts payable	43,126	36,022
Accrued expenses and other current liabilities	116,327	84,897
Current portion of capital lease obligations	655	89
Income taxes payable	8,094	12,416
Deferred income taxes	160	227
Deferred service revenue	86,742	68,246
Total current liabilities	257,412	204,031

Capital lease obligations, net of current portion	260	424
Deferred income taxes, non-current	15,934	14,998
Other non-current liabilities	17,294	8,146
Total liabilities	290,900	227,599

Minority interests and minority ownership put arrangement	4,723	3,142
Commitments and contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.0125 par value; authorized 50,000 shares; issued and outstanding 40,548 at June 30, 2007 and 38,980 at June 30, 2006	507	487
Capital in excess of par	149,089	100,723
Retained earnings	382,785	302,848
Accumulated other comprehensive income	18,752	13,058
Total shareholders' equity	551,133	417,116
Total liabilities and shareholders' equity	$846,756	$647,857

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2007	2006	2005
Revenue:
Hardware	$233,838	$215,561	$191,785
Software	132,820	120,093	106,370
Service	419,069	343,299	299,109
Total revenue	785,727	678,953	597,264
Cost of sales:
Hardware	149,085	144,061	127,349
Software	29,531	23,488	22,822
Service	195,600	165,721	145,309
Total cost of sales	374,216	333,270	295,480
Gross margin	411,511	345,683	301,784
Selling, general and administrative expenses	254,317	216,827	185,398
Research and development expenses	33,885	27,120	27,399
Depreciation and amortization	12,721	10,459	10,112
Total operating expenses	300,923	254,406	222,909
Income from operations	110,588	91,277	78,875
Non-operating income (expense):
Interest income	10,319	5,066	2,461
Interest expense	(371)	(210)	(1,235)
Other (expense) income, net	1,118	(468)	993
Total non-operating income, net	11,066	4,388	2,219
Income before taxes, minority interests and equity in net earnings of affiliates	121,654	95,665	81,094
Income tax provision	40,754	31,455	26,761
Income before minority interests and equity in net earnings of affiliates	80,900	64,210	54,333
Minority interests and equity in net earnings of affiliates	(912)	(682)	(673)
Net income (1)	$79,988	$63,528	$53,660

Net income per common share (1):
Basic	$2.00	$1.64	$1.43
Diluted	$1.94	$1.56	$1.35

Weighted-average number of shares outstanding:
Basic	39,989	38,692	37,514
Diluted	41,290	40,624	39,803

(1) See Note 2, "Share-based Compensation" in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$79,988	$63,528	$53,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,721	10,459	10,112
Amortization of capitalized software	8,392	6,978	7,451
Provision for losses on accounts receivable excluding recoveries	3,356	5,454	5,859
Provision for inventory obsolescence	3,157	3,530	2,655
Undistributed earnings from equity investment and minority interest	912	682	673
Provision for deferred income taxes (benefit)	(2,087)	(1,950)	3,267
Net (gain) loss on disposal of property, plant and equipment and equipment capitalized software	(237)	1,492	—
Share-based compensation	13,996	9,135	—
Income tax benefit from stock options exercised	—	—	22,117
Changes in assets and liabilities (net of impact of acquisitions):
Increase in accounts receivable	(29,278)	(12,306)	(34,454)
Increase in inventory	(1,140)	(7,182)	(6,789)
(Increase) decrease in prepaid expenses and other assets	(9,142)	12,975	(10,927)
Increase (decrease) in accounts payable	5,055	(2,944)	7,712
Increase in accrued expenses and other current liabilities	28,104	14,282	18,723
Increase (decrease) in income taxes payable	(694)	10,193	(4,543)
Increase in deferred service revenue	1,663	7,355	14,778
Net cash flows provided by operating activities	114,766	121,681	90,294
Cash flows from investing activities:
Net cash paid for acquisitions	(40,541)	(14,094)	(18,538)
Purchases of property, plant and equipment	(11,279)	(10,740)	(10,245)
Internally developed software	(1,974)	(3,523)	(5,745)
Purchases of other intangible assets	—	(575)	—
Disposal of property, plant and equipment	398	112	—
Purchases of short-term investments	(122,400)	—	(175,200)
Proceeds from sales of short-term investments	35,450	—	183,200
Purchases of other investments	(838)	(500)	—
Net cash flows used in investing activities	(141,184)	(29,320)	(26,528)
Cash flows from financing activities:
Repurchases of stock	(17,870)	(40,234)	(26,777)
Proceeds from stock option exercises	34,966	18,532	33,150
Realized tax benefits from stock option exercises	16,781	13,305	—
Principal payments on line of credit	(3,717)	(628)	—
Proceeds from lines of credit	1,650	318	—
Dividends to minority owners	(445)	(262)	(316)
Put option arrangement	(51)	—	—
Net (decrease) increase in capital lease obligations	(168)	(60)	90
Net cash flows provided by (used in) financing activities	31,146	(9,029)	6,147
Effect of exchange rate changes on cash and cash equivalents	752	369	157
Net increase in cash and cash equivalents	5,480	83,701	70,070
Cash and cash equivalents at beginning of year	237,222	153,521	83,451
Cash and cash equivalents at end of year	$242,702	$237,222	$153,521
Supplemental disclosures of cash flow information:
Cash paid (received) during the fiscal year for:
Interest	$89	$213	$2,322
Income taxes (net refund)	$24,561	$(971)	$14,922

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Capital in		Accumulated Other
(in thousands)	Shares	Amount	Excess of Par	Retained Earnings	Comprehensive Income	Total
Balance, June 30, 2004	36,670	$457	$71,525	$185,660	$5,331	$262,973
Comprehensive income:
Net income	—	—	—	53,660	—	53,660
Foreign currency translation adjustments	—	—	—	—	48	48
Total comprehensive income						53,708
Stock issued upon exercise of options	2,872	36	33,114	—	—	33,150
Repurchases of stock	(897)	(11)	(26,766)	—	—	(26,777)
Income tax benefit from options exercised	—	—	22,117	—	—	22,117
Balance, June 30, 2005	38,645	482	99,990	239,320	5,379	345,171
Comprehensive income:
Net income	—	—	—	63,528	—	63,528
Foreign currency translation adjustments	—	—	—	—	7,679	7,679
Total comprehensive income						71,207
Share-based compensation	—	—	9,135	—	—	9,135
Stock issued upon exercise of options	1,256	16	18,516	—	—	18,532
Repurchases of stock	(921)	(11)	(40,223)	—	—	(40,234)
Income tax benefit from options exercised	—	—	13,305	—	—	13,305
Balance, June 30, 2006	38,980	487	100,723	302,848	13,058	417,116
Comprehensive income:
Net income	—	—	—	79,988	—	79,988
Foreign currency translation adjustments	—	—	—	—	11,623	11,623
Total comprehensive income						91,611
Cumulative effect of change in accounting principle	—	—	—	—	(5,929)	(5,929)
Minority interest put arrangement	—	—	—	(51)	—	(51)
Share-based compensation	—	—	13,996	—	—	13,996
Stock issued upon exercise of options	1,917	24	34,942	—	—	34,966
Repurchases of stock	(349)	(4)	(17,866)	—	—	(17,870)
Income tax benefit from options exercised	—	—	17,294	—	—	17,294
Balance, June 30, 2007	40,548	$507	$149,089	$382,785	$18,752	$551,133

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The net income of the Company’s subsidiaries is recorded net of minority interests. Investments in 20% through 50% owned affiliated companies and any investments in affiliated companies, in which the Company exercises significant influence over operating and financial affairs, are accounted for under the equity method. Otherwise, investments are recorded at cost. All significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month end exchange rates during the fiscal year which approximate weighted average exchange rates. The cumulative translation effects are reflected as a component of the Company’s accumulated other comprehensive income within shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

REVENUE RECOGNITION
Revenue is generated from software licenses, hardware and service and support. Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements (“SAB NO. 104”).” Revenue under multiple-element arrangements, which typically include hardware, software licenses, and maintenance agreements sold together, are allocated to each element in the arrangement using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement, i.e., an allocated portion of revenue is deferred from the arrangement, equivalent to the fair value of undelivered elements.
Revenue from software license, hardware and service and support are generally recognized when the four basic criteria of SOP 97-2 are met as follows:
•
Persuasive evidence of an arrangement exists: The Company requires a contract signed by both parties to the agreement or a purchase order received from the customer as persuasive evidence of an arrangement.

•
Delivery has occurred or services have been rendered: Delivery occurs at FOB shipping point when provided to a common carrier, if the risk of ownership has passed to the buyer or in the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If the risk of ownership has not passed to the buyer when provided to the common carrier, delivery occurs when the risk has passed to the buyer.

•
Fixed or determinable fee: The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of delivery with generally no more than 20% of the contract price due at the end of the payment term. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable. The Company considers service fees to be fixed or determinable if the services fee or rates for time and material contracts are not subject to refund or adjustment.

•
Collection is probable: The Company performs credit review for significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines from the outset of an arrangement that collection is not probable, revenue is recognized as collection occurs.

Costs related to shipping and handling and billable travel expenses are included in cost of sales. The Company reduces revenue for estimated customer returns and allowances.

Hardware
The Company’s main proprietary hardware is point-of-sale terminals. The Company also sells other hardware devices, such as printers, cash drawers, handheld order entry terminals and pole displays. The Company also resells various hardware products, including personal computers, servers, printers, network cards and other related computer equipment.
Hardware revenue is recognized, in accordance with SAB No. 104. Hardware revenue is recognized at FOB shipping point when the hardware is provided to a common carrier if at the time of shipment, the Company has an arrangement, the risk of ownership has passed to the buyer, there is a fixed and determinable price and collectibility is reasonably assured. If at the time of shipment, the Company hasn’t met the four criteria listed above, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.
Hardware revenue is outside the scope of SOP 97-2 because any system software embedded in the hardware is used solely in connection with the operation of the hardware and is incidental to the hardware product as a whole; once installed, the embedded system software is not updated for new versions that are subsequently developed.

Software
The Company’s proprietary software consists of hotel software systems, restaurant software systems and retail software systems. The Company also resells various third party software products. All software products are sold on a stand alone basis and can be used with third party hardware products and do not require the Company’s hardware products.
Revenue related to all software products, whether sold stand alone or with the Company’s hardware products, is recognized in accordance with SOP 97-2. If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. However, if the Company is the sole party that has the proprietary knowledge to install the software, such as for OPERA software, revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement. VSOE of fair value for the Company’s services, including maintenance agreements, are based upon separate sales of those arrangements, which are consistently applied. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 are met.
Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for escalating payment terms, or payment terms of twelve months or more from the delivery date, software revenue is recognized as payments become due and only if all other conditions for revenue recognition have been satisfied.

Service
The Company provides maintenance support, installation, customer specific development and, more recently, also provides software-hosting services. Maintenance support and software-hosting services are initially recorded as deferred service revenue and revenue is recognized ratably over the contract term. Revenue related to installation services, which include project management, systems planning, design and implementation, customer configurations, training and assistance activating the Company’s products are recognized as the service is rendered.
The Company’s software is ready for use by the customer upon receipt. While many of the customers may choose to tailor the software to fit their specific needs or request the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to or development of the underlying source code.
When the Company provides services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, the Company recognizes software and services revenue under the completed contract method in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Once acceptance occurs, revenue is recognized for all delivered elements based on VSOE, and maintenance service revenue is deferred and recognized ratably over the contract term. The completed contract method of accounting is followed rather than the percentage of completion method as the production cycles are usually not long term (less than one year).

CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash equivalents are recorded at cost, which approximates fair value, and consist primarily of high-grade commercial paper, money market funds, U.S. government agency securities and tax-exempt notes and bonds.

SHORT-TERM INVESTMENTS
The Company’s investments in auction rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, are classified as available-for-sale and are recorded at fair value, which approximates costs as the interest rates on these securities are reset to market prevailing rates every 7 to 35 days. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment in these securities have been classified as current assets in the accompanying Consolidated Balance Sheets. As of June 30, 2007, there were no unrealized gains or losses on these investments and the Company recognized no gains or losses related to the sale of its investments in auction rate securities during the three fiscal years ended June 30, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of the Company’s customers to make required payments and for limited circumstances when the customer disputes the amounts due to the Company. The Company’s methodology for determining this allowance requires estimates and is based on the age of the receivable, customer’s payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2007 and 2006, accounts receivable totaled approximately $180.2 million and $141.2 million, net of an allowance for doubtful accounts of approximately $23.1 million and $20.3 million, respectively. Additionally, bad debt expenses, net of recoveries, for the fiscal years 2007, 2006 and 2005 were approximately $3.4 million, $5.4 million and $5.7 million, respectively.

INVENTORY
Inventory is stated at the lower of standard cost which approximates cost, or market. Standard cost is determined principally by the first-in, first-out basis, or market. The Company maintains a reserve for obsolescence for inventory in the amount of approximately $9.9 million as of June 30, 2007 and June 30, 2006.

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

SOFTWARE FOR INTERNAL USE
Internally used computer software is capitalized according to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized on a straight-line basis over the estimated life of the software ranging up to seven years.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Costs incurred in the research and development of new software products to be licensed to others, costs primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established. The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and ends when the product is available for general release to customers, at which time amortization begins. Technological feasibility is reached when the product reaches the working model stage. The cost of purchased software is also capitalized.
Annual amortization of capitalized software development costs are charged to software cost of sales and is the greater of: (i) the amount computed using the ratio that each capitalized software product’s current fiscal year gross revenue is to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amortization based on straight-line method over the remaining estimated economic life of the product. Amortization expense for the fiscal years 2007, 2006 and 2005 were approximately $8.4 million, $7.0 million and $7.5 million, respectively. Additionally, during the fiscal year 2006, the Company wrote off approximately $1.6 million in capitalized software costs related to products for which no future revenue was projected.

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
During the last three fiscal years ended June 30, 2007, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

GOODWILL AND INDEFINITE-LIVED PURCHASED INTANGIBLE ASSETS
SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. The Company assesses whether goodwill and the Company’s only indefinite-lived purchased intangible assets, trademarks, are impaired on an annual basis in accordance with SFAS No. 142 during the first quarter of its fiscal year.  Goodwill is evaluated for impairment by comparing the fair value of each reporting unit to its book value. The fair value of each reporting unit (the Company’s four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America), is determined based on a weighting of the income approach (i.e., discounted future income associated with the item) and market approaches (i.e., as compared to similar assets purchased or sold in the same industry) to value. If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, the Company recognizes an impairment loss based on the amount by which the book value of goodwill exceeds its fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.
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
The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of its annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. The Company also considers its market capitalization on the date the analysis is performed.

ADVERTISING COSTS
Advertising costs are charged to expense as incurred. Advertising expenses for the fiscal years 2007, 2006 and 2005 were approximately $6.6 million, $4.9 million and $4.6 million, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs, primarily consisting of salaries, employee benefits and administrative costs, not capitalized as Capitalized Software Development Costs are charged to operations as incurred. Research and development costs for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $33.9 million, $27.1 million and $27.4 million, respectively.

SHARE-BASED COMPENSATION
The Company accounts for its option awards granted under the stock option program in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which became effective July 1, 2005 for the Company. The Company adopted the “Modified Prospective Application” transition method, which did not result in restatement of previously issued financial statements.

WARRANTIES
The Company’s products are under warranty for defects in material and workmanship for a period ranging from 12 to 36 months. The Company establishes an accrual for estimated warranty costs at the time of sale and historically, the Company’s warranty expense has not been material.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to the deferred income tax provision in the period such determination is made.

NET INCOME PER SHARE
Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2007	2006	2005

Net income	$79,988	$63,528	$53,660
Effect of minority put arrangement	(51)	—	—
Net income available to common shareholders	$79,937	$63,528	$53,660

Average common shares outstanding	39,989	38,692	37,514
Dilutive effect of outstanding stock options	1,301	1,932	2,289
Average common shares outstanding assuming dilution	41,290	40,624	39,803

Basic net income per share	$2.00	$1.64	$1.43
Diluted net income per share	$1.94	$1.56	$1.35

Anti-dilutive weighted shares excluded from reconciliation	1,264	546	437

Fiscal years ended June 30, 2007 and 2006 include approximately $14.0 million ($11.1 million, net of tax) and $9.1 million ($7.1 million, net of tax), in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.27 and $0.18 for fiscal years 2007 and 2006, respectively. See Note 2, “Share-based Compensation.”
In connection with one of the acquisitions the Company made during fiscal year 2007, the arrangement provides the minority interest holders the option to require the Company to purchase the minority shares from the minority interest holders based on a pre-defined formula which includes certain financial results of the acquired company. This arrangement reduced the net income available to common shareholders in the earnings per share calculation. The impact of this arrangement was less than $0.01 per diluted share. See Note 3, “Acquisitions.”

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company’s financial instruments reflected in the consolidated balance sheet approximate their fair values.

DEFINED BENEFIT PLAN
The Company’s Supplemental Executive Retirement Plan (the “SERP Plan”) provides designated officers and executives of the Company with benefits upon retirement or immediate vesting of benefits upon a participant’s pre-retirement death. The SERP Plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions.”
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of SERP Plan in the Company’s statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending June 30, 2007 and to provide additional disclosures. On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158 and has included the effect of adoption at June 30, 2007 in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at June 30, 2006 or for any prior periods presented, and it will not affect the Company’s operating results in future periods. SFAS No. 158’s provisions regarding the change in the measurement date of benefit plans is not applicable as the Company already uses a measurement date of June 30 for its SERP Plan. This plan is described more fully in Note 16, “Employee Benefit Plans.”

RECENT ACCOUNTING STANDARDS

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of the adoption of the SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

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

SAB No. 108
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which provides interpretive guidance on the process of quantifying financial statement misstatements. The application of SAB No. 108 has not had a material impact on the Company’s consolidated financial position, results of operations and cash flows.

FIN 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, ‘Accounting for Income Taxes’” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company will adopt FIN 48 in the first quarter of fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company is currently reviewing the impact of the adoption of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

2.	SHARE-BASED COMPENSATION:

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. With respect to directors, the Company’s policy and practice during the current fiscal year was that only those directors who are also either employees of or consultants to the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since its inception in 1991, the Company has authorized approximately 16.4 million shares for issuance upon exercise of options, of which approximately 1.6 million shares were available for future grants as of June 30, 2007. As of June 30, 2007, options to purchase approximately 3.6 million shares were outstanding, including currently exercisable options to purchase approximately 2.1 million shares.

FISCAL YEARS ENDED JUNE 30, 2007 AND 2006
The Company accounts for its option awards granted under the stock option program in accordance with SFAS No. 123(R), “Share-Based Payment,” which became effective July 1, 2005 for the Company. The Company adopted the “Modified Prospective Application” transition method, which did not result in restatement of previously issued financial statements.
In accordance with SFAS No. 123(R), the estimated fair value of awards granted after the effective date of SFAS No. 123(R) are measured, and non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become incrementally vested.

The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Fiscal Year Ended June 30,
(in thousands)	2007	2006
Cost of sales	$—	$35
Selling, general and administrative	13,243	8,851
Research and development	753	249
Total non-cash share-based compensation expense	$13,996	9,135
Income tax benefit	(2,884)	(2,026)
Total non-cash share-based compensation expense, net of tax benefit	$11,112	$7,109

Impact on diluted net income per share	$0.27	$0.18

The non-cash share-based compensation expense for the fiscal year ended June 30, 2007 include a one-time charge of approximately $0.7 million resulting from the accelerated vesting of unvested options due to the death of an officer of the Company. Under the Company’s stock option plan, options immediately vest upon death. No non-cash share-based compensation expense has been capitalized for fiscal year 2007 as stock options were not granted to employees whose labor were capitalized as software development costs or inventory. For fiscal year 2006, less than $0.1 million in non-cash share-based compensation expense had been capitalized as a result of stock options granted to employees whose labor were capitalized as software development costs.
The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, including assumptions about volatility rates, expected term of options, and applicable interest rates. Expected volatility rate is based on historical stock prices. The expected term of options granted is based on historical data, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards that vest, pre-vesting cancellations and the estimated fair value of those vested awards.
The estimated fair values of options granted during the fiscal years ended June 30, 2007 and 2006 were estimated on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2007	2006
Weighted-average expected volatility	37%	41%
Expected volatility	36% - 38%	33% - 46%
Expected term	4.6 - 5.7 years	4.0 - 5.7 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.5% - 4.9%	3.9% - 5.0%

The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	5,228	$19.28
Granted	913	$45.98
Exercised	(1,256)	$14.75
Forfeited or expired	(75)	$31.06
Outstanding at June 30, 2006	4,810	$25.34	6.3	$88,219
Granted	695	$52.61
Exercised	(1,917)	$18.24
Forfeited or expired	(28)	$43.70
Outstanding at June 30, 2007	3,560	$34.34	6.7	$71,432

Exercisable at June 30, 2006	3,255	$19.00	5.1	$80,336
Exercisable at June 30, 2007	2,118	$25.56	5.4	$61,075

The weighted-average grant-date estimated fair value per share of options granted during the fiscal years ended June 30, 2007 and 2006 were $21.66 and $20.02, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal years ended June 30, 2007 and 2006 were approximately $62.2 million and $37.5 million, respectively.
As of June 30, 2007, there was approximately $21.9 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Cash received from options exercised during the fiscal years ended June 30, 2007 and 2006 were approximately $35.0 million and $18.5 million, respectively.

FISCAL YEAR ENDED JUNE 30, 2005
For the fiscal year ended June 30, 2005, the Company applied the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for the stock option awards. The Company had not recognized any related compensation expense in the consolidated statements of operations because the fair value of the stock underlying the options granted did not exceed the exercise price of the options on the date of grant. If compensation expense had been determined based on the weighted-average estimate of the fair value of each option granted consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” the Company’s net income would be reduced to a pro forma amount as follows (in thousands, except per share data):

Net income - as reported	$ 53,660
Add: Stock-based compensation expense included in reported net income, net of tax	—-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(5,402)
Net income - pro forma	$ 48,258

Basic net income per share
As reported	$ 1.43
Pro forma	$ 1.29
Diluted net income per share
As reported	$ 1.35
Pro forma	$ 1.21

The Company valued stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The option-pricing models require the input of highly subjective assumptions such as those listed below.

The estimated fair values of options granted in the fiscal year ended June 30, 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	43%
Expected term	5.2 years
Expected dividend yield	0%
Risk-free interest rate	3.6%

The weighted-average estimated fair value of each option granted in the fiscal year ended June 30, 2005 was $14.39.

3.	ACQUISITIONS:

FY 2007:
REDSKY
On January 29, 2007, the Company acquired the RedSky IT Hospitality, Travel and Retail subsidiaries (together “RedSky”) of RedSky IT for a total cash purchase price of approximately $29.8 million, net of cash acquired. Approximately $4.8 million of the total purchase price is currently held in escrow to satisfy certain claims the Company may have against RedSky IT. Any amounts remaining in the escrow account 13 months after closing will be paid to the sellers. Headquartered in the United Kingdom, the acquired companies provide hotel property management software solutions targeted toward the limited-service, independent and economy hotel markets, and software solutions for the grocery industry. Goodwill of approximately $32.0 million, intangible assets of approximately $5.2 million and capitalized software costs of approximately $2.7 million were recorded in connection with the acquisition.

OTHERS:
During the fiscal year ended June 30, 2007, the Company also acquired various distributors of MICROS products and services and other companies with complementary products and services. The aggregate cash purchase price for these acquisitions was approximately $12.1 million, net of cash acquired, which excludes certain amounts that were held back to be released on either an agreed upon date or upon the resolution of contractual indemnity obligations of the sellers.

Additionally, in connection with one of the acquisitions, the arrangement provides the minority interest holders the option to require the Company to purchase the minority shares from the minority interest holders (“Put Option”) based on a pre-defined formula which includes certain financial results of the acquired company. The Company has accounted for this arrangement under Emerging Issues Task Force (“EITF”) Abstract Topic No. D-98 (“D-98”), as redemption is outside of the control of the Company. Under EITF D-98, the carrying value of minority interest reflected on the Company’s balance sheet (“Initial Minority Interest”) is increased by the value of the Put Option that is greater than the Initial Minority Interest, with an offset to Retained Earnings and a similar reduction to the net income available to common shareholders in the earnings per share calculation. As permitted in EITF D-98, the Company has adopted an accretion method which allows the Company to accrete the Put Option value over the period from the date of acquisition to the Put Option’s earliest possible redemption date. As a result, as of June 30, 2007, the Company has reflected only a pro-rata portion of the Put Option value and has increased the Initial Minority Interest by less than $0.1 million and a corresponding reduction to Retained Earnings and a similar reduction to the net income available to common shareholders in the earnings per share calculation. This arrangement had less than $0.01 per dilute share impact for the fiscal year ended June 30, 2007. The Put Option value will be revalued on a quarterly basis based on most recent financial results of the acquired company and Put Option value accretion adjusted accordingly, with the floor in all cases being the Initial Minority Interest.

During the fiscal year ended June 30, 2007, the aggregate total assets acquired in all of the acquisitions as discussed above, included total cash acquired of approximately $3.2 million, total goodwill of approximately $45.8 million, total intangible assets of approximately $7.6 million and total capitalized software costs of approximately $2.9 million. The pro forma effect on operating results due to these acquisitions was not material to the consolidated financial position and results of operations presented herein.

FY 2006:
COMMERCIALWARE, INC.
On February 1, 2006, the Company acquired CommercialWare, Inc. (“CommercialWare”), a privately held provider of cross-channel retail solutions, by acquiring all of the issued and outstanding stock of CommercialWare. The acquisition, for a total cash purchase of approximately $14.2 million, net of cash acquired, did not include a subsidiary of CommercialWare, which developed and supported a limited version of certain CommercialWare products targeted toward particular retail sectors. Subsequent to June 30, 2007, all of the remaining escrow balance had been released to the former shareholders of CommercialWare, with the exception of approximately $0.3 million which will be released upon resolution of outstanding issues. Headquartered in Westborough, Massachusetts, CommercialWare is operating as a subsidiary of Datavantage Corporation (“Datavantage”), a wholly-owned subsidiary of the Company.

During fiscal year 2007, the Company increased its realization of operating loss carryforwards related to CommercialWare acquisition which resulted in an increase in non-current deferred tax assets by approximately $3.2 million and a corresponding reduction to goodwill associated with the acquisitions. In aggregate, goodwill of approximately $7.6 million and intangible assets of approximately $2.8 million were recorded in connection with the acquisition. The pro forma operating results due to this acquisition was not material to the consolidated financial position and results of operations presented herein.

FY 2005:
JTECH COMMUNICATIONS, INC.
On January 6, 2005, the Company acquired JTECH Communications, Inc. (“JTECH”), a privately held company offering on-premises wireless paging solutions for hospitality, retail and other markets, for a total cash purchase price of approximately $14.1 million, of which approximately $1.5 million had been placed in escrow. During fiscal year 2007, the escrow fund plus interest earned was released to MICROS (approximately $0.6 million) and the former shareholders of JTECH (approximately $1.0 million) as all of the remaining issues have been resolved. This resulted in a reduction in total purchase price of approximately $0.6 million and a corresponding reduction in goodwill. In aggregate, goodwill of approximately $8.8 million and intangible assets of approximately $2.4 million were recorded in connection with the acquisition. The pro forma operating results due to this acquisition was not material to the consolidated financial position and results of operations presented herein.

4.	INVENTORY:

The components of inventory at June 30 are as follows:

(in thousands)	2007	2006
Raw materials	$5,687	$8,290
Work-in-process	38	20
Finished goods	42,065	38,327
	$47,790	$46,637

The Company maintains a reserve for obsolescence for inventory in the amount of approximately $9.9 million as of June 30, 2007 and 2006. The Company reserved approximately $3.2 million and $3.5 million during the fiscal years 2007 and 2006, respectively, all related to potentially obsolete and slow moving products. The foreign currency translation adjustment on inventory balance was approximately $0.2 million as of June 30, 2007.

5.	PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment at June 30 are as follows:

(in thousands)	2007	2006	Useful Life
Leasehold improvements	$8,953	$6,871	Shorter of useful life or lease term
Machinery and equipment	11,505	9,764	5-10 years
Furniture and fixtures	18,657	15,792	7-10 years
Computer hardware and software	65,192	56,949	3-7 years
Total property, plant and equipment	104,307	89,376
Accumulated depreciation and amortization	(76,352)	(65,582)
Net property, plant and equipment	$27,955	$23,794

Depreciation expense for the fiscal years 2007, 2006 and 2005 was approximately $10.9 million, $9.4 million and $9.3 million, respectively.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The components of comprehensive income, net of tax, for the fiscal years ended June 30, were as follows:

(in thousands)	2007	2006	2005
Net income	$79,988	$63,528	$53,660
Other comprehensive income:
Foreign currency translation adjustments	11,623	7,679	48
Total comprehensive income	$91,611	$71,207	$53,708

Net income for fiscal years 2007 and 2006 includes approximately $14.0 million ($11.1 million, net of tax or $0.27 per diluted share) and $9.1 million ($7.1 million, net of tax or $0.18 per diluted share), respectively in non-cash share-based compensation expense. See Note 2, “Share-based Compensation.”

7.	LINE OF CREDIT:

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate, provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank.  The international facility is secured by 65% of the capital stock of our main operating Ireland subsidiary and 100% of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as all inventory and receivables located in the U.S.
For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, the Company is required to pay insignificant commitment fees on the unused portion of the line of credit to the Lenders. The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.
As of June 30, 2007, the Company had approximately $2.3 million outstanding on the lines of credit mentioned above and had approximately $62.7 million available for future borrowings. The total outstanding balance consisted of the following:
•	JPY (Japanese Yen) 165.0 million (approximately $1.3 million at the June 30, 2007 exchange rate);
•	SEK (Swedish Krona) 4.0 million (approximately $0.6 million at the June 30, 2007 exchange rate), and
•	NZD (New Zealand Dollar) 0.5 million (approximately $0.4 million at the June 30, 2007 exchange rate).
The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the June 30, 2007 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of June 30, 2007, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.2 million at the June 30, 2007 exchange rate) of the credit facility has been utilized for guarantees.
As of June 30, 2007, the Company had approximately $63.8 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of June 30, 2007 was 3.9%. As of July 31, 2007, the total outstanding balance on the lines of credit was approximately $2.4 million and the Company had approximately $63.8 million borrowing capacity under all of the credit facilities at that time.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

The components of accrued expenses and other current liabilities at June 30 are as follows:

(in thousands)	2007	2006
Compensation, benefits and related taxes	$43,307	$32,279
Deposits received from customers	35,422	26,357
VAT and sales taxes	10,644	4,259
Product related	7,487	3,812
Professional services	4,453	2,436
Other	15,014	15,754
	$116,327	$84,897

9.	GOODWILL:
Goodwill allocated to the Company’s reportable segments as of June 30, 2007 and 2006 and changes in the carrying amount of goodwill are as follows:

(in thousands)	United States	International	Total
Balance at June 30, 2005	$75,903	$10,878	$86,781
Goodwill acquired:
Goodwill adjustment for prior year acquisition – JTECH	489	—	489
Goodwill acquired – CommercialWare	10,831	—	10,831
Foreign currency translation	—	480	480
Balance at June 30, 2006	87,223	11,358	98,581
Goodwill adjustment for prior years’ acquisitions	(3,788)	(2,732)	(6,520)
Goodwill acquired:
RedSky	3,371	28,592	31,963
Other acquisitions	3,460	10,345	13,805
Foreign currency translation	—	503	503
Balance at June 30, 2007	$90,266	$48,066	$138,332

During fiscal year 2007, the Company reduced goodwill related to its prior years’ acquisitions by approximately $7.5 million, primarily due to an increased realization in operating loss carryforwards due to an acquisition and a purchase accounting adjustment related to another acquisition, both of which increased net deferred tax assets and corresponding reductions in respective goodwill.
Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed at June 30, 2007, 2006 and 2005.

10.	INTANGIBLE ASSETS:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite. The Company has identified trademarks as an indefinite-lived purchased intangible asset. Intangible assets were comprised of the following:

(in thousands except number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)

At June 30, 2007 (1):
Customer lists	$16,953	$(4,380)	$12,573	3-10
Non-compete agreement	10	(2)	8	4
Product lines	326	(236)	90	4-5
Service revenue backlog	1,002	(108)	894	4-5
Finite-lived purchased intangible assets	18,291	(4,726)	13,565
Trademarks	944	—	944
Total	$19,235	$(4,726)	$14,509

At June 30, 2006:
Customer lists	$9,086	$(2,266)	$6,820	10
Non-compete agreement	139	(97)	42	1-2
Product lines	326	(188)	138	4-5
Service revenue backlog	100	(41)	59	1
Finite-lived purchased intangible assets	9,651	(2,592)	7,059
Trademarks	884	—	884
Total purchased intangible assets	10,535	(2,592)	7,943
Defined benefit pension plan asset	2,484	—	2,484
Total	$13,019	$(2,592)	$10,427

(1) As a result of the adoption of SFAS No. 158 on June 30, 2007, the intangible asset related to the SERP Plan (the unfunded status of the SERP Plan) has been recorded in “Accumulated other comprehensive income” on the consolidated balance sheet as of June 30, 2007. See Note 16, “Employee Benefit Plans.”

Trademarks are deemed to have indefinite lives and therefore are not amortized. Amortization expense related to finite-lived purchased intangible assets was approximately $1.9 million, $1.1 million and $0.8 million in the fiscal years 2007, 2006 and 2005, respectively. Based on the results of its annual impairment tests, the Company determined that no impairment of trademarks existed as of June 30, 2007, 2006 and 2005. Additionally, during the three fiscal years ended June 30, 2007, the Company did not encounter any events or circumstances that indicate that, the carrying amounts of its finite-lived purchased intangible assets may not be fully recoverable, thus may have been impaired. Accordingly, the Company did not recognize any impairment losses during the last three fiscal years ended June 30, 2007.
Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2008	$2,092
2009	2,007
2010	1,868
2011	1,746
2012	1,606
Later years	4,246
Total	$13,565

11.	COMMITMENTS AND CONTINGENCIES:

LEASES
The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2022 and equipment leases under both operating and capital leases. The capital leases are primarily international automobile leases used for sales and installation. Rent expense under the operating leases for each of the last three fiscal years ending June 30 was as follows:

(in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2007	$23,442	$(934)	$22,508
2006	19,189	(998)	18,191
2005	18,313	(639)	17,674

As of June 30, 2007, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
Fiscal year ending June 30,
2008	$21,864	$(1,019)	$20,845	$655
2009	18,449	(1,050)	17,399	181
2010	13,960	(796)	13,164	77
2011	11,316	—	11,316	2
2012	10,214	—	10,214	—
2013 and thereafter	29,176	—	29,176	—
	$104,979	$(2,865)	$102,114	915
Less: current portion				655
Long-term obligations under capital lease				$260

The Company leases its worldwide corporate headquarters located in Columbia, Maryland, consisting of 247,624 square feet, pursuant to a lease that expires February 29, 2016. The Company subleases one of the five floors, consisting of approximately 49,524 square feet, to Motorola, Inc., under a sublease that expires March 1, 2010 (which Motorola may terminate after October 31, 2008.)
The Company’s Datavantage subsidiary leases approximately 69,200 square feet of office and warehouse space in the Cleveland, Ohio area, from which it conducts the majority of its sales, marketing, customer support, and product development activities, and an additional approximately 27,234 square feet of office space in the Boston, Massachusetts area, primarily for customer support and research and development activities. The Cleveland lease expires February 28, 2014, (with a termination right available to the Company in 2010) and the Boston lease expires November 30, 2013.
The Company has purchase commitments of approximately $1.0 million for non-recurring engineering fees for development work. The commitments are currently targeted to be due to the vendor by the end of fiscal year 2009 if the Company does not meet the agreed upon sales targets. The costs are being amortized as the units are purchased by the Company.

LEGAL PROCEEDINGS
The Company is and has been involved in legal proceedings arising in the normal course of business. In addition, the holder of an expired patent has commenced litigation against approximately 107 individual retailers, 13 of whom are our customers for retail point-of-sale software.   The case is styled Ware v. Abercrombie & Fitch Stores, Inc., et al., Civil Action No. 4:07-CV-122-RLV, and was filed in the United States District Court for the Northern District of Georgia on June 19, 2007.  The patent alleged to have been infringed is U.S. Patent No. 4,707,592.  Although the complaint has not yet been served on the defendants, some of the defendants who are our customers have advised that they will seek indemnification from us under contract provisions for the defense of that action.  Currently, there are two active separate requests for reconsideration of the patent which have been filed with the US Patent and Trademark Office.  Should the case proceed, and if it is determined that we are obligated to indemnify any of our customers who are defendants in the action, then we will vigorously defend the action and assert all defenses and arguments available to us.  In any event, based on currently available information and analysis by patent counsel, we do not believe that our products infringe the patent.

Subject to the foregoing, we are of the opinion, based upon presently available information and the advice of litigation counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on our results of operations, financial position or cash flows.

12.	SHAREHOLDERS’ EQUITY:

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
A summary of the cumulative number of shares purchased and retired under both plans is as follows:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)

Total shares purchased as of June 30, 2005	2,496,662	$21.30	$53,180
Shares purchased during fiscal year 2006	921,337	$43.67	40,234
Total shares purchased as of June 30, 2006	3,417,999	$27.33	93,414
Shares purchased during fiscal year 2007	348,600	$51.26	17,870
Total shares purchased as of June 30, 2007	3,766,599	$29.55	$111,284

13.	INCOME TAXES:

Income before taxes for the fiscal years ended June 30 was taxed under the following jurisdictions:

(in thousands)	2007	2006	2005
United States	$52,977	$36,202	$46,092
International	68,677	59,463	35,002
	$121,654	$95,665	$81,094

The components of income tax expense for the fiscal years ended June 30 are as follows:

(in thousands)	2007	2006	2005
Current:
Federal	$23,233	$19,137	$14,561
State	3,020	3,168	2,593
Foreign	16,588	11,100	6,340
	42,841	33,405	23,494
Deferred:
Federal	(1,667)	(2,118)	870
State	(921)	(524)	(46)
Foreign	501	692	2,443
	(2,087)	(1,950)	3,267
	$40,754	$31,455	$26,761

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.3	1.6	2.0
Effect of tax rates in foreign jurisdictions	(7.6)	(8.4)	(5.0)
Prior years true up	1.0	3.5	—
Share-based compensation	1.8	1.4	—
Subpart F inclusion	1.4	—	0.7
Domestic manufacturing deduction / extraterritorial income exclusion benefit	(0.4)	(1.0)	(1.0)
Tax credits	(0.1)	—	(0.5)
Other permanent differences	1.1	0.8	1.8
Effective tax rate	33.5%	32.9%	33.0%

The Company has not provided U.S deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates as the Company plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S. and it is not practicable to determine the unrecognized deferred income taxes. These cumulative unremitted foreign earnings relate to ongoing operations in foreign jurisdictions and are required to fund foreign operations, capital expenditure and expansion requirements.
During fiscal year 2007 and 2006, the Company identified and recorded immaterial adjustments to income tax expense and the income tax balance sheet accounts related to prior fiscal years. These immaterial adjustments are reflected as a separate item in the reconciliation of the statutory income tax rate to the effective tax rate presented above as prior years true up.
The following summarizes the significant components of the Company’s deferred tax assets and liabilities at June 30:

(in thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$10,713	$10,889
Accruals not currently deductible for tax	8,709	8,016
Bad debt reserves	5,336	4,481
Benefit related accruals not currently deductible for tax	5,200	957
Share-based compensation (non-qualified stock options)	4,464	1,881
Tax impact of technology transfer	3,221	4,991
Inventory	2,552	2,697
Tax credit carryforwards	581	3,505
Deferred revenues and customer deposits currently taxable	781	—
Other unrealized gains and losses	987	428
Other	—	290
Total deferred tax assets	42,544	38,135
Deferred tax liabilities:
Intangibles amortization	(8,137)	(5,425)
Capitalized software development costs	(5,880)	(6,840)
Depreciation	(1,917)	(2,734)
Other	(160)	(227)
Total deferred tax liabilities	(16,094)	(15,226)

Valuation allowance	(2,716)	(5,293)
Net deferred tax asset	$23,734	$17,616

The tax effected net operating loss carryforwards and related valuation allowance components of deferred taxes for the fiscal years ended June 30 are as follows:

(in thousands)	2007	2006
Net operating loss carryforwards:
U.S.	$6,298	$6,572
International	4,415	4,317
	10,713	10,889
Net operating loss carryforward valuation allowance:
U.S.	—	(3,175)
International	(2,716)	(2,118)
	(2,716)	(5,293)

Net operating loss caryforwards, net of valuation	$7,997	$5,596

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The Company is profitable on a consolidated basis, however, has incurred losses in certain foreign jurisdictions. A valuation allowance has been provided at June 30, 2007 and 2006 to offset the related deferred tax assets due to uncertainty of realizing the benefit of the net operating loss carryforwards.
The Company has reclassified certain of its previously reported components of its net deferred tax asset as of June 30, 2006 to conform to the current year presentation. The reclassifications primarily affected the operating loss carryforwards and the related valuation allowance. The reclassification was primarily due to the increased realization of operating loss carryforwards related to prior years’ acquisitions and resulted in an increase in non-current deferred tax assets by approximately $3.2 million and a corresponding reduction to goodwill associated with the acquisitions. Additionally, in fiscal year 2007, the Company identified and recorded a reduction in deferred tax liabilities of approximately $1.5 million associated with one of its acquisitions from prior years and a corresponding reduction to goodwill related to the acquisition. These adjustments did not impact the Company’s previously reported consolidated statements of operations.

The Company’s net operating loss carryforwards and tax credit carryforwards (if not used against taxable income) as of June 30, 2007 expire as follows:

	Expires in Fiscal Year
(in thousand)	2008	2009	Thereafter	No Expiration	Total
U.S.:
Net operating loss carryforwards	$—	$—	$6,298	$—	$6,298
Valuation allowances	—	—	—	—	—
	—	—	6,298	—	6,298
International:
Net operating loss carryforwards	267	—	1,470	2,678	4,415
Valuation allowances	(267)	—	(1,303)	(1,146)	(2,716)
	—	—	167	1,532	1,699
Net operating loss carryforwards, of valuation allowances	$—	$—	$6,465	$1,532	$7,997

Tax credit carryforwards:
U.S.	$—	$—	$—	$581	$581
International	—	—	—	—	—
	$—	$—	$—	$581	$581

In June 2006, FASB issued FIN 48, to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As required, the Company will adopt FIN 48 in first quarter of fiscal year 2008.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company is currently reviewing the impact of the adoption of the FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

14.	OTHER INCOME (EXPENSE), NET:

Other income (expense) for the fiscal years ended June 30 comprised of the following:

(in thousands)	2007	2006	2005
Foreign exchange (loss) gain, net	$(403)	$(940)	$655
Life insurance settlement	1,325	—	—
Other, net	196	472	338
Total other income (expense), net	$1,118	$(468)	$993

The Company recognized approximately $1.3 million in one-time income due to death benefit received on corporate owned life insurance policy following the death of a covered officer of the Company.

15.	RELATED PARTY TRANSACTIONS:

The Company and Louis M. Brown, Jr., Vice-Chairman of the Board, are parties to a Consulting Agreement terminating June 30, 2008, pursuant to which Mr. Brown is to provide each fiscal year on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million per year plus an annual target bonus. During each of the three fiscal years ended June 30, 2007, the Company compensated Mr. Brown approximately $0.4 million for consulting fees and annual target bonuses that were earned and accrued during the fiscal year and paid in the following fiscal year.

16.	EMPLOYEE BENEFIT PLANS:

DEFINED CONTRIBUTION PLANS
The Company sponsors employee savings plan (the “Plan”), which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time and part-time employees in the U.S. and allows employees to voluntarily defer up to the government maximum per year of their income through contributions to the Plan. The Plan matches 50% of the first 5% of each participating employee’s voluntary contributions.
The Company also sponsors additional employee savings plans, which cover the Company’s employees in certain of its subsidiaries acquired during fiscal years 2007 and 2006. Similar to the Plan, these plans also conform to the provisions of Section 401(k) of the Internal Revenue Code, but may have different terms and benefits. Typically, these types of plans are temporary and are terminated approximately within one year of the acquisitions and thereafter, the employees are covered under the Company’s Plan.
Company contributions made during the fiscal years ended June 30, 2007, 2006 and 2005 totaled approximately $1.9 million, $1.9 million and $1.6 million, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits.

DEFINED BENEFIT PLAN
The Company’s Supplemental Executive Retirement Plan (“SERP Plan”) provides designated officers and executives of the Company with benefits upon retirement or immediate vesting of benefits upon a participant’s pre-retirement death. The Company funds the benefits under the plan with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company. The plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions”.
The Board of Directors of the Company, in its sole discretion, selects the participants in the SERP Plan. The Board may remove participants, or modify benefit accrual levels for any participant who is not vested. As of June 30, 2007, there were 14 participants in the SERP Plan. During the fiscal year ended June 30, 2007, an officer of the Company who was a participant in the SERP Plan died. The Company received approximately $1.3 million in death benefits under the corporate owned life insurance policy, which have been recorded as non-operating “Other Income” in the consolidated statements of operations. Subsequent to June 30, 2007, the total number of participants was reduced to 13 as a result of a retirement of a participant.
Under the terms of the SERP Plan, participants who are vested (or their designated beneficiaries upon death) will receive 10 annual payments over nine years commencing 6 months after the earlier of death or retirement on or after age 62. Participants become vested after completing eight years of service with the Company and: (i) the participant attains age 62 (provided the person is employed by the Company on his or her 62nd birthday); or (ii) there is a change in control of the Company (which is defined in the SERP Plan to include, generally, the acquisition of 50% or more of the outstanding shares of common stock or the combined voting power of the securities of the Company entitled to vote generally in the election of directors, and other corporate transactions immediately after which persons who hold 50% of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity did not hold common stock of the Company before the transaction); or (iii) the participant dies before attaining age 62. The value of benefits under the SERP Plan is not based on years of service, but is determined based on the (1) participant’s age at retirement, at a change of control of the Company or at death, and (2) the base salary received by the participant during the 12 months immediately preceding his or her retirement or death. The annual benefit rates are as follows:

Benefit rate
18%	Participant’s retirement between 62nd and 63rd birthday
Participant’s death or change of control of the Company before 63rd birthday

21%	Participant’s retirement, death or change of control of the Company after 63rd birthday but before 64th birthday

24%	Participant’s retirement, death or change of control of the Company after 64th birthday but before 65th birthday

30%	Participant’s retirement, death or change of control of the Company after 65th birthday

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of SERP Plan in the Company’s statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending June 30, 2007 and to provide additional disclosures. On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158 and has included the effect of adoption at June 30, 2007 in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at June 30, 2006 or for any prior periods presented, and it will not affect the Company’s operating results in future periods. SFAS No. 158’s provisions regarding the change in the measurement date of benefit plans is not applicable as the Company already uses a measurement date of June 30 for its SERP Plan.
The disclosure requirements and the incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at June 30, 2007 are presented in the following tables.

(in thousands)	2007	2006	2005
Change in Projected Benefit Obligation (“PBO”):
PBO at the beginning of year	$7,019	$7,060	$5,861
Service cost	539	377	259
Interest cost	673	369	282
Actuarial loss (gain)	5,314	(787)	658
PBO at the end of year	$13,545	$7,019	$7,060

Fair value of plan assets	N/A	N/A	N/A

Funded Status of the Plan
(Unfunded) status of PBO	$(13,545)	$(7,019)	$(7,060)
Unrecognized prior service cost (1)	N/A	4,942	5,352
Unrecognized net actuarial (gain) losses (1)	N/A	(148)	658
Accrued benefit cost (1)	N/A	$(2,225)	$(1,050)

Accumulated benefit obligation (1)	$6,835	$4,709	$4,424

Amount recognized in the consolidated balance sheet:
Accrued benefit liability (2)	$(13,545)	$(4,709)	$(4,424)
Intangible asset (1)	N/A	2,484	3,374
Accrued benefit cost	$(13,545)	$(2,225)	$(1,050)
Accumulated other comprehensive loss:
Net unrecognized actuarial losses	$4,985	N/A	N/A
Unrecognized prior service costs	4,594	N/A	N/A
	9,579	N/A	N/A
Tax benefit	(3,650)	N/A	N/A
Accumulated other comprehensive loss, net of tax	$5,929	N/A	N/A

(1) As a result of the adoption of SFAS No. 158 on June 30, 2007, these items are no longer applicable.
(2) Accrued benefit liability is included in Other Non-Current Liabilities on the consolidated balance sheet, except for less than $0.1 million included in Accrued Expenses and Other Current Liabilities.

Assumptions used to measure benefit obligations at June 30 were as follows:

	2007	2006	2005
Discount rate (1)	6.10%	6.14%	4.96%
Expected return on plan assets	—	—	—
Rate of compensation increase	9.00%	5.00%	5.00%

(1) The discount rate assumption is based on the internal rate of return for a portfolio of high-quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future cash flows.

(in thousands)	Pre SFAS No. 158	Incremental effect of adopting SFAS No. 158	Post SFAS No. 158
Intangible assets – pension	$2,869	$(2,869)	$—
Accrued benefit liability	(6,835)	(6,710)	(13,545)
Non-current deferred income tax asset	—	3,650	3,650
Accumulated other comprehensive loss, net of tax	—	5,929	5,929
	$(3,966)	$—	$(3,966)

The adjustments to accumulated other comprehensive income at June 30, 2007 (at adoption) were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost. The actuarial gains and losses that arise in subsequent periods and are not recognized as a net periodic pension cost in the same periods will be recognized as a component of other comprehensive income and will be subsequently recognized as a component of net periodic pension cost on the same basis as the amount recognized in accumulated other comprehensive income at adoption of SFAS No. 158.
The components of net periodic pension cost and the assumptions used to determine net cost for the fiscal years ended June 30 are as follows:

(in thousands)	2007	2006	2005
Service cost	$539	$377	$259
Interest cost	673	369	282
Amortization of prior service cost	529	429	509
Net periodic pension cost	$1,741	$1,175	$1,050

Discount rate	6.14%	4.96%	5.66%
Expected return on plan assets	—	—	—
Rate of compensation increase	8.0%	5.0%	5.0%

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic cost in fiscal year 2008 are as follows:

Amortization of transition obligation	$—
Amortization of prior service cost	348
Amortization of actuarial loss	300
Total	$648

As of June 30, 2007, the projected benefit payments to be paid from the SERP Plan are as follows for the fiscal years ending June 30 (in thousands):

2008	$45
2009	608
2010	608
2011	608
2012	608
2013 – 2017	4,931

17.	SEGMENT INFORMATION:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of financial results. The Company’s financial reporting systems present various data to enable management to run the business. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.
The Company is organized and operates in four operating segments: U.S., Europe, the Pacific Rim and Latin America regions. As the products and services for all new business acquisitions are all similar to those of the Company, the new business acquisitions have been incorporated into the existing four operating segments based on their respective geographical locations, and operated and managed as a part of that operating segment.
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
A summary of the Company’s reportable segments is as follows:

	Fiscal Years Ended June 30,
(in thousands)	2007	2006	2005
Revenues (1):
United States	$379,272	$365,642	$334,449
International	567,862	433,256	333,006
Intersegment eliminations (2)	(161,407)	(119,945)	(70,191)
Total revenues	$785,727	$678,953	$597,264
Income before taxes, minority interests and equity in net earnings of affiliates (1):
United States	$43,186	$26,719	$39,286
International	211,284	165,263	97,265
Intersegment eliminations (2)	(132,816)	(96,317)	(55,457)
Total income before taxes, minority interests and equity in net earnings of affiliates	$121,654	$95,665	$81,094
Capital expenditures (3):
United States	$5,481	$7,256	$5,671
International	5,798	3,484	4,574
Total capital expenditures	$11,279	$10,740	$10,245
Depreciation and amortization (3):
United States	$7,301	$6,660	$5,937
International	5,420	3,799	4,175
Total depreciation and amortization	$12,721	$10,459	$10,112

	As of June 30,
(in thousands)	2007	2006
Identifiable assets (3):
United States	$443,331	$383,663
International	403,425	264,194
Total identifiable assets	$846,756	$647,857

Goodwill (3):
United States	$90,266	$87,223
International	48,066	11,358
Total goodwill	$138,332	$98,581

(1) Amounts based on the location of the selling entity, and include export sales.
(2) Amounts primarily represent elimination of Ireland’s intercompany business.
(3) Amounts based on the physical location of the asset.

The Company’s products are distributed in the U.S. and internationally, primarily in Europe, the Pacific Rim, and Latin America through its subsidiaries, independent dealers/distributors and Company-owned sales and service offices. The Company’s principal customers are lodging, food service-related businesses, specialty retail, and entertainment venues. No single customer accounts for 10% or more of the Company’s consolidated revenues.
Revenues from unaffiliated customers by geographic location are as follows:

(in thousands)	2007	2006	2005
United States	$364,139	$355,155	$323,316
International	421,588	323,798	273,948
	$785,727	$678,953	$597,264

Long-lived assets (property, plant, and equipment) organized by geographic locations as of June 30 of each indicated fiscal year, are as follows:

(in thousands)	2007	2006
United States	$16,809	$16,558
International	11,146	7,236
	$27,955	$23,794

The above chart does not include intangible assets.

There were no individual foreign countries in which the Company received material revenues from unaffiliated customers or in which the Company has material long-lived assets.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information for the fiscal years ended June 30, 2007 and 2006 is presented in the following tables (in thousands, except per share data):

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$173,701	$189,875	$200,556	$221,594
Gross margin	$88,669	$98,854	$105,015	$118,973
Income from operations (1)	$20,649	$25,096	$27,214	$37,629
Net income (1)	$15,111	$18,018	$19,450	$27,410
Income from operations per common share (1):
Basic	$0.53	$0.63	$0.67	$0.93
Diluted	$0.51	$0.61	$0.65	$0.90
Earnings per common share (1), (2), (3):
Basic	$0.39	$0.45	$0.48	$0.67
Diluted	$0.37	$0.44	$0.47	$0.66
Stock Prices (range of sales prices):
High	$51.25	$53.57	$57.69	$56.75
Low	$36.07	$48.10	$50.80	$50.25

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$152,004	$163,979	$171,141	$191,829
Gross margin	$78,161	$82,072	$85,083	$100,367
Income from operations (1)	$18,052	$20,630	$21,922	$30,673
Net income (1)	$12,353	$14,204	$15,594	$21,377
Income from operations per common share (1):
Basic	$0.47	$0.53	$0.56	$0.79
Diluted	$0.44	$0.51	$0.54	$0.76
Earnings per common share (1):
Basic	$0.32	$0.37	$0.40	$0.55
Diluted	$0.30	$0.35	$0.38	$0.53
Stock Prices (range of sales prices):
High	$47.41	$51.44	$55.35	$46.75
Low	$38.21	$40.62	$41.20	$37.86

(1)
Fiscal years ended June 30, 2007 and 2006 include approximately $14.0 million ($11.1 million, net of tax, or $0.27 per share) and $9.1 million ($7.1 million, net of tax, or $0.18 per share), respectively, in non-cash share-based compensation expenses. See Note 2, “Share-based Compensation.”

(2)
Earnings available for shareholders for the fourth quarter of fiscal year 2007 has been reduced by less than $0.1 million for the impact of minority interest put arrangement as discussed in Note 3, “Acquisitions.” This amount negatively affected the basic earnings per share for the fourth quarter of fiscal year 2007 by $0.01 due to the effect of rounding in earnings per share calculation.

(3)	Sum of quarterly amounts does not equal the sum of as reported amounts due to rounding differences.

19.	SUBSEQUENT EVENT:

On July 10, 2007, the Company acquired a majority interest in Check-in-Data, a distributor of MICROS products and services headquartered in Switzerland, for a total cash purchase price of approximately SWF 12.0 million (approximately $10.0 million). Approximately $2.0 million of the total purchase price is to be paid 12 months and 18 months after closing subject to certain holdback rights.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of period	Charged To expense	Deductions	Other (1)	Balance at end of period
Year ended June 30, 2007:
Allowance for doubtful accounts	$20,335	$3,356	$340(2)	$(241)	$23,110
Reserve for inventory obsolescence	9,938	3,156	2,399(3)	(802)	9,893
	$30,273	$6,512	$2,739	$(1,043)	$33,003
Year ended June 30, 2006:
Allowance for doubtful accounts	$16,202	$5,409	$375(2)	$(901)	$20,335
Reserve for inventory obsolescence	7,352	3,530	802(3)	(142)	9,938
	$23,554	$8,939	$1,177	$(1,043)	$30,273
Year ended June 30, 2005:
Allowance for doubtful accounts	$11,903	$5,697	$347(2)	$(1,051)	$16,202
Reserve for inventory obsolescence	6,380	2,655	1,107(3)	(576)	7,352
	$18,283	$8,352	$1,454	$(1,627)	$23,554

(1)	Primarily related to foreign currency translation.
(2)	Charge offs, net of recoveries.
(3)	Material scrapped or otherwise disposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date:	August 29, 2007	By:	/s/Gary C. Kaufman
Gary C. Kaufman
Executive Vice President, Finance and Administration/Chief Financial Officer

Date:	August 29, 2007	By:	/s/Cynthia A. Russo
Cynthia A. Russo
Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos A. L. Giannopoulos	Chairman, President and Chief Executive Officer	August 29, 2007

/s/Gary C. Kaufman Gary C. Kaufman	Executive Vice President Finance and Administration Chief Financial Officer	August 29, 2007

/s/Louis M. Brown, Jr. Louis M. Brown, Jr.	Director and Vice Chairman of the Board	August 29, 2007

/s/B. Gary Dando B. Gary Dando	Director	August 29, 2007

/s/John G. Puente John G. Puente	Director	August 29, 2007

/s/Dwight S. Taylor Dwight S. Taylor	Director	August 29, 2007

/s/William S. Watson William S. Watson	Director	August 29, 2007

EXHIBIT INDEX

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(ii)(a)	By-laws of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(ii)(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on August 30, 2004.
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

10(c)(3)*
Third Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2003.

10(c)(4)*
Fourth Amendment to Consulting Agreement dated September 4, 2003 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 12, 2007.

10(d)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10(d)(1)*
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(d)(2)*
Second Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006.

10(e)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1997.

10(e)(1)*
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

10(e)(2)*
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

10(f)*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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

10(g)(1)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among Micros-Fidelio (Ireland) Ltd., Micros-Fidelio Systems (UK) Ltd., Micros-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., Micros-Fidelio Brazil, Ltda., Micros-Fidelio France S.A.S., Hospitality Technologies, S.A., Micros-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, Micros-Fidelio GmbH, Micros-Fidelio Software Portugal Unipessoal Lda, Micros-Fidelio (Thailand) Co., Ltd., Micros-Fidelio Singapore Pte Ltd., Micros-Fidelio Software (Philippines), Inc., Micros-Fidelio Japan Ltd., Micros-Fidelio Australia Pty. Ltd., Micros-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005.

14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 2004.
21	Subsidiaries of the Company (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

*	Management contract or compensatory plan or arrangement.