Form 10-Q
period 2007-09-30
MICROS SYSTEMS INC
filed 2007-11-09
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
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

YES ☐ NO ☑

As of October 31, 2007, there were issued and outstanding 40,993,677 shares of Registrant’s Common Stock at $0.0125 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Sept. 30, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$240,528	$242,702
Short-term investments	124,925	86,950
Accounts receivable, net of allowance for doubtful accounts of
$24,670 at September 30, 2007 and $23,110 at June 30, 2007	190,620	180,203
Inventory, net	51,948	47,790
Deferred income taxes	17,119	16,683
Prepaid expenses and other current assets	32,402	27,650
Total current assets	657,542	601,978

Property, plant and equipment, net of accumulated depreciation and
amortization of $79,006 at September 30, 2007 and $76,352 at June 30, 2007	29,841	27,955
Deferred income taxes, non-current	21,975	23,145
Goodwill	151,915	138,332
Intangible assets, net of accumulated amortization of $6,407 at September 30, 2007
and $4,726 at June 30, 2007	17,090	14,509
Purchased and internally developed software costs, net of accumulated
amortization of $56,867 at September 30, 2007 and $54,708 at June 30, 2007	35,725	36,296
Other assets	6,487	4,541
Total assets	$920,575	$846,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$2,434	$2,308
Accounts payable	40,499	43,126
Accrued expenses and other current liabilities	116,667	117,142
Income taxes payable	263	8,094
Deferred service revenue	104,799	86,742
Total current liabilities	264,662	257,412

Income taxes payable, non-current	11,915	-
Deferred income taxes, non-current	15,912	15,934
Other non-current liabilities	18,681	17,554
Total liabilities	311,170	290,900

Minority interests and minority ownership put arrangement	5,260	4,723
Commitments and contingencies

Shareholders' Equity:
Common stock, $0.0125 par value; authorized 50,000 shares; issued
and outstanding 41,093 at September 30, 2007 and 40,548 at June 30, 2007	514	507
Capital in excess of par	172,102	149,089
Retained earnings	401,284	382,785
Accumulated other comprehensive income	30,245	18,752
Total shareholders' equity	604,145	551,133

Total liabilities and shareholders' equity	$920,575	$846,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Revenue:
Hardware	$64,901	$54,142
Software	30,851	27,757
Services	120,730	91,802
Total revenue	216,482	173,701

Cost of sales:
Hardware	39,938	33,966
Software	8,509	7,360
Services	54,793	43,706
Total cost of sales	103,240	85,032

Gross margin	113,242	88,669

Selling, general and administrative expenses	70,895	58,281
Research and development expenses	9,416	6,916
Depreciation and amortization	3,846	2,823
Total operating expenses	84,157	68,020

Income from operations	29,085	20,649

Non-operating income (expense):
Interest income	3,514	2,197
Interest expense	(63)	(95)
Other (expense) income, net	(129)	129
Total non-operating income, net	3,322	2,231

Income before taxes, minority interests and equity in net earnings of affiliates	32,407	22,880
Income tax provision	10,856	7,665
Income before minority interests and equity in net earnings of affiliates	21,551	15,215
Minority interests and equity in net earnings of affiliates	(247)	(104)
Net income (1)	$21,304	$15,111

Net income per common share (1):
Basic	$0.52	$0.39
Diluted	$0.51	$0.37

Weighted-average number of shares outstanding:
Basic	40,792	39,015
Diluted	41,756	40,651

(1) See Note 8, "Share-based Compensation" in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2007	2006
Net cash flows provided by operating activities	$24,676	$21,934

Cash flows from investing activities:
Net cash paid for acquisitions	(11,562)	(4,674)
Purchases of property, plant and equipment	(4,031)	(2,215)
Internally developed software	(611)	(422)
Disposal of property, plant and equipment	103	40
Purchases of short-term investments	(308,000)	-
Proceeds from sales of short-term investments	270,025	-
Net cash flows used in investing activities	(54,076)	(7,271)

Cash flows from financing activities:
Proceeds from stock option exercises	12,513	8,243
Realized tax benefits from stock option exercises	6,357	4,667
Repurchases of stock	-	(2,395)
Principal payments on line of credit	-	(1,271)
Proceeds from lines of credit	-	1,002
Other	(90)	(47)
Net cash flows provided by financing activities	18,780	10,199

Effect of exchange rate changes on cash and cash equivalents	8,446	85

Net (decrease) increase in cash and cash equivalents	(2,174)	24,947

Cash and cash equivalents at beginning of year	242,702	237,222
Cash and cash equivalents at end of period	$240,528	$262,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2007 as previously reported	40,548	$507	$149,089	$382,785	$18,752	$551,133
Cumulative impact of the adoption of FIN 48	-	-	-	(2,647)	-	(2,647)
Balance, June 30, 2007, adjusted	40,548	507	149,089	380,138	18,752	548,486
Comprehensive income:
Net income	-	-	-	21,304	-	21,304
Foreign currency translation adjustments					11,331	11,331
Amortization of prior year pension costs					162	162
Total comprehensive income						32,797
Minority interest put arrangement	-	-	-	(158)	-	(158)
Share-based compensation	-	-	3,844	-	-	3,844
Stock issued upon exercise of options	545	7	12,506	-	-	12,513
Income tax benefit from options exercised	-	-	6,663	-	-	6,663
Balance, September 30, 2007	41,093	$514	$172,102	$401,284	$30,245	$604,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months September 30, 2007
(unaudited)

1. Basis of presentation

The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. Acquisitions

During the three months ended September 30, 2007, the Company acquired Check-in Data AG (“Check in Data”) for an aggregate total cash purchase price of approximately $13.5 million, net of cash acquired, in a step acquisition by acquiring 80% interest in July 2007 and the remaining 20% interest in September 2007. Approximately $2.0 million of the total purchase price was held back to satisfy certain claims the Company may have against Check in Data. Any amounts remaining after satisfaction of any claims will be paid in two installments, at 12 and 18 months after the closing. Headquartered in Switzerland, Check in Data was a distributor of MICROS products and services and also provides complementary products and services. The assets acquired included approximately $3.6 million in cash. Goodwill of approximately $12.4 million and intangible assets and capitalized software of approximately $3.3 million were recorded in connection with the acquisition. The purchase price allocation is not finalized and is subject to adjustments. The acquisition of Check-in Data has been included in the results of the Company since the acquisition date. The pro forma effect on operating results due to this acquisition was not material to the consolidated financial position and results of operations presented herein.

In connection with the 80% acquisition in July 2007, the arrangement provided the minority interest holders the option to require the Company to purchase the minority shares from the minority interest holders (“Put Option”) based on a pre-defined formula which includes certain financial results of the acquired company. The put option was terminated when the Company purchased the remaining 20% interest in September 2007. The effect of the put option was immaterial.

3. FASB Interpretation No. 48

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties, has been recorded as a reduction to retained earnings and an increase in net income taxes payable. As a result of the adoption of FIN 48, the Company had approximately $10.9 million of unrecognized income tax benefits as of July 1, 2007, of which approximately $1.9 million represented accrual for interest and penalties. If recognized, all of the unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate. During the three months ended September 30, 2007, there has been no significant change in the unrecognized income tax benefits. The Company has reviewed its uncertain income tax positions in accordance with FIN 48, and currently is not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on its consolidated financial position, results of operations and cash flows in the next twelve months.

The Company historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. With the adoption of FIN 48, the Company is maintaining its historical method of accruing interest and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions. The Company is currently under audits in certain of its major taxing jurisdictions, with open tax years beginning in fiscal year 1999. Currently, the Company is not able to reasonably estimate the completion date of these ongoing audits. The Company’s major taxing jurisdictions include Australia, Ireland, Germany, Singapore, the United Kingdom and the United States.

4. Inventory

The components of inventory are as follows:

(in thousands)	September 30, 2007	June 30, 2007
Raw materials	$6,474	$5,687
Work-in-process	130	38
Finished goods	45,344	42,065
Total inventory	$51,948	$47,790

The Company maintains a reserve for obsolescence for inventory of approximately $10.5 million at September 30, 2007 compared to approximately $9.9 million at June 30, 2007. The Company reserved approximately $0.5 million and $0.6 million during the three months ended September 30, 2007 and September 30, 2006, respectively, all related to potentially obsolete and slow moving products. The foreign currency translation adjustment on inventory balance was approximately $0.2 million as of September 30, 2007.

5. Goodwill and intangible assets

During the three months ended September 30, 2007, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2007. Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2007.

6. Other comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006
Net income	$21,304	$15,111
Other comprehensive income (loss):
Foreign currency translation adjustments	11,331	(1,059)
Amortization of prior year pension costs	162	—
Total comprehensive income	$32,797	$14,052

7. Line of credit

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009. The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”). The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.

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

As of September 30, 2007, the Company had approximately $2.4 million outstanding on the lines of credit mentioned above and had approximately $62.6 million available for future borrowings. The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) - 165.0 million (approximately $1.4 million at the September 30, 2007 exchange rate);

•	SEK (Swedish Krona) - 4.0 million (approximately $0.6 million at the September 30, 2007 exchange rate), and

•	NZD (New Zealand Dollar) - 0.5 million (approximately $0.4 million at the September 30, 2007 exchange rate.)

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2007 exchange rate.) Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of September 30, 2007, there were no balances outstanding on his credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the September 30, 2007 exchange rate) of the credit facility has been utilized for guarantees.

As of September 30, 2007, the Company had approximately $63.7 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of September 30, 2007 was 4.2%.

8. Share-based compensation

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. With respect to directors, the Company’s policy and practice during the current period was that only those directors who are either employees of or consultants to the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since the inception of the stock option plan in 1991, the Company has authorized 16.4 million shares for issuance upon exercise of options, of which approximately 1.6 million shares are available for future grants as of September 30, 2007. As of September 30, 2007, options to purchase approximately 3.0 million shares were outstanding, including currently exercisable options to purchase approximately 1.6 million shares.

The Company accounts for its option awards granted under the stock option program in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options incrementally vest.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006
Selling, general and administrative	$3,542	$2,692
Research and development	302	123
Total non-cash share-based compensation expense	3,844	2,815
Income tax benefit	(841)	(571)
Total non-cash share-based compensation expense, net of tax benefit	$3,003	$2,244

Impact on diluted net income per share	$0.07	$0.06

No compensation expense was capitalized for the three months ended September 30, 2007 and September 30, 2006 because no stock options had been granted to employees whose labor costs were capitalized as software development costs.

As of September 30, 2007, there was approximately $16.3 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.7 years.

9. Net income per share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:
	Three Months Ended September 30,
(in thousands, except per share data)	2007	2006
Net income	$21,304	$15,111
Effect of minority put arrangement	(158)	—
Net income available to common shareholders	$21,146	$15,111

Average common shares outstanding	40,792	39,015
Dilutive effect of outstanding stock options	964	1,636
Average common shares outstanding assuming dilution	41,756	40,651

Basic net income per share	$0.52	$0.39
Diluted net income per share	$0.51	$0.37

Anti-dilutive weighted shares excluded from reconciliation	657	965

Net income for the three month ended September 30, 2007 and September 30, 2006 include approximately $3.8 million ($3.0 million, net of tax) and $2.8 million ($2.2 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.07 and $0.06 for the three months ended September 30, 2007 and September 30, 2006, respectively. See Note 8, “Share-based Compensation.”

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

All of the Company’s recent business acquisitions have been of companies that offer similar or complementary products and services to those currently offered by the Company; accordingly, the acquired businesses have been incorporated into the existing four operating segments based on their geographic locations, and they are then operated and managed as a part of the applicable operating segment.

A summary of the Company’s reportable segments is as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006
Revenue(1):
U.S.	$99,986	$86,058
International	163,443	121,011
Intersegment eliminations	(46,947)	(33,368)
Total revenue	$216,482	$173,701

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$9,873	$6,818
International	60,766	43,195
Intersegment eliminations	(38,232)	(27,133)
Total income before taxes, minority interests and equity in net earnings of affiliates	$32,407	$22,880

	As of
(in thousands)	September 30, 2007	June 30, 2007
Identifiable assets (2):
U.S.	$481,403	$443,331
International	439,172	403,425
Total identifiable assets	$920,575	$846,756

(1)	Amounts based on the location of the selling entity, and include export sales.

(2)	Amounts based on the physical location of the asset.

11. Shareholders’ equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to two million shares of the Company’s common stock, and during fiscal year 2005 the Company purchased all of the remaining shares authorized under that plan.

In fiscal year 2005, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock. As of September 30, 2007, the Company had purchased approximately 1.8 million shares under that plan. No Company stock was purchased during the three month period ended September 30, 2007, however.

Through September 30, 2007, the Company purchased and retired approximately 3.8 million shares of its stock, with an average purchase price per share of $29.55 or total purchase price of $111 million. The Company has incurred an aggregate of approximately $0.1 million in fees related to both stock purchase plans.

During October 2007, the Company purchased the remaining shares authorized under the fiscal year 2005 purchase plan - approximately 0.2 million shares.

12. Pension benefits

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

The components of net period pension cost are as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006
Service cost	$162	$139
Interest cost	217	174
Amortization of prior service cost	162	137
Net periodic pension cost	$541	$450

13. Contingencies

In its Annual Report on Form 10-K, the Company reported on a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are customers of the Company. During the three month period ended September 30, 2007, the complaint was served on all of the defendants, and the Company is currently providing indemnity coverage to five of the defendants who are customers of the Company in accordance with applicable provisions of the contracts between the Company and those customers. Through September 30, 2007, the Company’s expenditures on indemnity coverage for this matter have not been material. The Company has established a reserve against such expenses that it believes will be sufficient.

Subject to the foregoing, the Company is and has been involved in legal proceedings arising in the normal course of business, and the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Past performance is not necessarily a strong or reliable indicator of future performance. Actual results could differ materially from past results, estimates, projections, or forward-looking statements made by, or on behalf of us. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth below under the heading “Factors that May Affect Future Results.”

Examples of such forward-looking statements include:

•	our expectations regarding the impact of competition on product and service margins;

•	our statements regarding the effects of currency fluctuations (in particular, Euro fluctuations) on our financial performance;

•	our expectation that which customers we do the largest amount of business with will change from period to period;

•	our belief that our reserve against future indemnity expenditures will be sufficient;

•	our statements about the effects of larger customer orders on our quarterly earnings, revenues, and total revenues;

•	our beliefs regarding the effects on our results of operations or financial position of any current legal proceedings in which we may be involved;

•	our expectations regarding effective tax rates in future periods, and the effects of tax audits in certain jurisdictions;

•	our expectations regarding the effects on our financial position and results of operations of the application of recent accounting standards;

•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;

•	our expectations regarding our exposure to interest rate risk; and

•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk.

Factors that may affect future results

Current market conditions, and world political and economic uncertainty, make it difficult to predict whether we can continue to achieve revenue and profitability growth over the remainder of the current fiscal year. Because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes. Rising oil and gas prices also directly and indirectly can have a significant impact on our customers, and, accordingly, on our business. In sum, our primary customers - the hospitality, travel, restaurant, and retail industries - are highly sensitive to economic, political, and environmental disturbances, all of which are not only outside of our (and, frequently, their) control, but also are extraordinarily difficult to predict with any accuracy, and those matters accordingly directly affect our financial position and the result of our operations.

The market for our products and services is highly competitive, which, among other things, results in gross margin pressure on our hardware and software products. Accordingly, margins on services and on existing products tend generally to decline over time, and we expect that trend to continue.

Currency fluctuations directly affect our financial results because we conduct business in many different currencies. In particular, a weakening or strengthening Euro could significantly affect our financial performance due to the volume of business that we conduct in the European market.

Our quarterly financial results are frequently dependent upon the timing and size of customer orders, because larger orders have at times accounted for a meaningful portion of quarterly earnings in particular quarters. We expect that the customers with whom we do the largest amount of business will change from year to year and sometimes from quarter to quarter, depending on the timing of the roll-outs of their systems. Moreover, any changes to a customer’s delivery requirements could affect the timing of our recognition of the associated revenue.

Changes to the schedule for completion and release of new products and services can also directly affect our quarterly financial results - if, for example, a product’s expected general release date must be delayed, revenues that we may have expected in one quarter may not be realized until a subsequent quarter.

Our products and services must continually be updated to comply with applicable laws, regulations, and industry standards, including, by way of example, the security and data protection rules promulgated by the credit card associations, and to comply with changes to those laws, regulations, and standards. Laws, regulations, and standards, and the interpretations and applications of those laws, regulations, and standards frequently change. Accordingly, we expect to continue to incur costs associated with modifying our products and services to become and remain compliant, and it is difficult to reliably predict the magnitude of those costs.

The foregoing is in addition to those other risks and uncertainties disclosed in this report and our other SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.

Overview

We are a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services including installation, training, maintenance and support, customer development and software hosting. Our enterprise solutions comprise three major areas:

(1) Hotel information systems, which consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems. We have provided hotel information systems to more than 20,000 hotels worldwide.

(2) Restaurant information systems, which consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications. We have installed over 200,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries and on all seven continents.

(3) Specialty retail information systems, which consist of software encompassing point-of-sale, loss prevention, business analytics, customer gift cards, and enterprise applications. We have provided retail information systems to more than 50,000 specialty retail stores worldwide.

In addition to our software and hardware products, we offer an extensive array of support services to our customers. These services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, help desk, systems configuration, network support, consulting and software hosting. We distribute our products and services directly and through our district and subsidiary offices, as well as through a network of independent dealers and distributors.

The markets in which we operate are highly competitive. We compete on various bases, including product functionality, service capabilities, price and geography. There are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant point-of-sale system, over 15 significant hotel systems competitors and over 10 significant retail systems competitors. We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and our Company’s focus on providing specialized information systems solutions.

We manage our business geographically and are organized and operate in two reportable segments for financial reporting purposes: U.S. and International. The International reportable segment is primarily in Europe, the Pacific Rim and Latin America. For purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International reportable segments separately in operating our business, although the products and services are similar for each segment. In each of these two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold must be customized for each segment to address local issues, laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.

Results of Operations

Revenue:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended September 30,
	U.S.		International		Total
(in thousands)	2007	2006	2007	2006	2007	2006
Hardware	$33,043	$28,475	$31,858	$25,667	$64,901	$54,142
Software	12,178	11,070	18,673	16,687	30,851	27,757
Service	51,417	43,029	69,313	48,773	120,730	91,802
	$96,638	$82,574	$119,844	$91,127	$216,482	$173,701

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended September 30,
	2007	2006
Hardware	30.0%	31.2%
Software	14.3%	16.0%
Service	55.7%	52.8%
	100.0%	100.0%

For the three months ended September 30, 2007, total revenue increased approximately $42.8 million, or 24.6% to approximately $216.5 million compared to the same period last year, of which approximately $8.6 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue is primarily due to increases in service and hardware revenues. The increase in our service revenues primarily resulted from expansion of our customer base and increases in the volume of our support services that resulted from increased recurring support revenue from existing customers. The increase in recurring support revenue contributed 57.8% and the increase in installation revenue contributed 25.3% of the service revenue increase. The hardware revenue reflected an overall sales volume increase.

The International segment sales for the three months ended September 30, 2007 increased approximately $28.7 million, of which approximately $8.6 million was a result of favorable foreign currency exchange rate fluctuation, as discussed above. The increase was a result of the following:

•
An approximately $20.5 million or 42.1% increase in services revenue is primarily due to additional revenue generated from various acquisitions that were completed after September 30, 2006, and the continued expansion of our customer base coupled with increased recurring support revenue from existing customers;

•	An approximately $6.2 million or 24.1% increase in hardware sales is primarily due to additional revenue generated from acquisitions, as discussed above, and an overall sales volume increase; and

•	An approximately $2.0 million or 11.9% increase in software sales is primarily due to additional revenue generated from acquisitions and foreign currency translation, both as discussed above.

U.S. segment sales increased approximately $14.1 million for the three months ended September 30, 2007 compared to the same period last year. The increase was primarily the result of an increase in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers.

Cost of Sales:

An analysis of the cost of sales is as follows:

	Three Months Ended September 30,
	2007		2006
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$39,938	61.5%	$33,966	62.7%
Software	8,509	27.6%	7,360	26.5%
Service	54,793	45.4%	43,706	47.6%
	$103,240	47.7%	$85,032	49.0%

For the three months ended September 30, 2007, cost of sales as a percent of revenue decreased 1.3% to 47.7% compared to the same period last year. Hardware cost of sales as a percent of related revenue decreased 1.2% compared to the same period last year. The decrease is primarily as a result of increase in Workstation 4 revenue, which generate higher margin than other hardware products, coupled with decrease in Workstation 4 cost of sales as a percent of revenue.

Software cost of sales as a percent of related revenue increased approximately 1.1% compared to the same period last year primarily as a result of higher third party software sales for the three months ended September 30, 2007, which generate much lower margin than internally developed software sales. Additionally, the Opera suite software sales for the three months ended September 30, 2006 were approximately 8% higher than the sales during the same period this year. Opera suite product sales generate much higher margin than third party software sales. Service costs as a percent of related revenue decreased approximately 2.2% compared to the same period last year primarily due to decreases in maintenance service part costs and overall service labor costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percent of revenue, decreased 0.9% to 32.7% compared to the same period last year. This decrease is primarily due to our ability to leverage our costs with the increase in total revenue.

Research and Development (“R&D”):

R&D expenses consist primarily of labor costs less capitalized software development costs. Non-cash share-based compensation expenses allocated to R&D were not capitalized as software development costs during the three months ended September 30, 2007 and September 30, 2006 because no stock options were granted to employees whose labor costs were capitalized as software development costs. An analysis of R&D activities is as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006

Total R&D incurred	$10,027	$7,338
Capitalized software development costs	(611)	(422)
Total R&D expenses	$9,416	$6,916

% of Revenue	4.3%	4.0%

The increase in total R&D capitalized software development costs is primarily due to additional R&D incurred by newly acquired companies and additional R&D incurred for the Company’s retail software products. Total R&D incurred includes approximately $0.3 million and approximately $0.1 million for the non-cash share-based compensation expense allocated to R&D for the three months ended September 30, 2007 and September 30, 2006, respectively.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended September 30, 2007 increased approximately $1.0 million to approximately $3.8 million compared to the same period last year. The increase is primarily due to additional expense incurred as a result of various acquisitions that were completed after September 30, 2006.

Share-Based Compensation Expenses:

We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.” The fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses, adjusted for expected forfeitures, are recognized ratably over the vesting period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested. The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended September 30,
(in thousands)	2007	2006
Selling, general and administrative	$3,542	$2,692
Research and development	302	123
Total non-cash share-based compensation expense	3,844	2,815
Income tax benefit	(841)	(571)
Total non-cash share-based compensation expense, net of tax benefit	$3,003	$2,244

Impact on diluted net income per share	$0.07	$0.06

Income from Operations:

Income from operations for the three months ended September 30, 2007 increased approximately $8.4 million or 40.9%, to approximately $29.1 million, compared to the same period last year. The increase is mainly due to an overall increase in sales volume coupled with a decrease in cost of sales as a percent of revenue.

Net non-operating income for the three months ended September 30, 2007 increased approximately $1.1 million to approximately $3.3 million compared to the same period last year. The increase is due to an increase in interest income of approximately $1.3 million resulting from overall higher cash and cash equivalents balances and short term investments and overall higher interest rates received on short term investments.

The effective tax rate was 33.5% for each of the three month periods ended September 30, 2007 and September 30, 2006.  The effective tax rate for the three months ended September 30, 2007 was less than the 35.0% U.S. statutory federal income tax rate, mainly due to the increased proportion of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items, foreign withholding taxes and enacted tax rate changes in foreign jurisdictions.

Based on currently available information, we estimate that the fiscal year 2008 effective tax rate will be approximately 33.2%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized in accordance with the interim reporting requirements of FIN 18 “Accounting for Income Taxes in Interim Periods,” there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties, has been recorded as a reduction to retained earnings and an increase in net income taxes payable. As a result, we had approximately $10.9 million of unrecognized income tax benefits as of July 1, 2007, of which approximately $1.9 million represented accrual for interest and penalties. If recognized, all of the unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate. During the three months ended September 30, 2007, there has been no significant change in the unrecognized income tax benefits. We have reviewed our uncertain income tax positions in accordance with FIN 48, and currently we are not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on our consolidated financial position, results of operations and cash flows in the next twelve months.

We historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. With the adoption of FIN 48, we are maintaining our historical method of accruing interest (net of related tax benefits where appropriate) and penalties associated with unrecognized income tax benefits as a component of our income tax expense.

In the ordinary course of business, transactions occur for which the ultimate tax outcome may be uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions. We are currently under audits in certain of our major taxing jurisdictions, with open tax years beginning in fiscal year 1999. Currently, we are not able to reasonably estimate the completion date of these ongoing audits. Our major taxing jurisdictions include Australia, Ireland, Germany, Singapore, the United Kingdom and the United States.

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

We believe the following are our critical accounting policies that involve our more significant judgments and estimates used in the preparation of the condensed financial statements:

•	Revenue recognition and deferred revenue;

•	Allowance for doubtful accounts;

•	Inventory

•	Non-cash share-based compensation;

•	Capitalized software development costs;

•	Valuation of long-lived assets, including intangible assets and impairment review of goodwill;

•	Contingencies and litigation;

•	Income taxes; and

•	Foreign currency translation.

We have reviewed our critical accounting policies and estimates and the related disclosures with our Audit Committee. These policies and procedures are described further in our Annual Report on Form 10-K for the year ended June 30, 2007 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

Liquidity and capital resources

Sources and Uses of Cash

The Company’s consolidated statements of cash flows summary is as follows:

	Three Months Ended September 30,

	2007	2006
Net cash provided by (used in):
Operating activities	$24,676	$21,934
Investing activities	(54,076)	(7,271)
Financing activities	18,780	10,199

Operating activities:

Net cash provided by operating activities for the three months ended September 30, 2007 increased approximately $2.7 million compared to the three months ended September 30, 2006 due to approximately $6.2 million increase in net income.

Investing activities:

Net cash used in investing activities for the three months ended September 30, 2007 was approximately $54.1 million, primarily as a result of our net investment in auction rate securities of approximately $38.0 million. We also used approximately $11.6 million substantially related to our acquisition of Check in Data. Additionally, approximately $4.6 million was also used to purchase property, plant and equipment and to internally develop software to be licensed to others.

Net cash used in investing activities for the three months ended September 30, 2006 was approximately $7.3 million, primarily as a result of approximately $4.7 million related to our acquisitions of various distributors and another company with complementary products and services. Additionally, approximately $2.6 million was also utilized to purchase property, plant and equipment and to internally develop software to be licensed to others. We did not invest in auction rate securities during the three months ended September 30, 2006.

Financing activities:

Net cash provided by financing activities for the three months ended September 30, 2007 was approximately $18.8 million, primarily due to proceeds from stock option exercises of approximately $12.5 million and realized tax benefits from stock option exercises of approximately $6.4 million. We did not repurchase any of our stock during the period.

Net cash provided by financing activities for the three months ended September 30, 2006 was approximately $10.2 million, primarily due to proceeds from stock option exercises of approximately $8.2 million and realized tax benefits from stock option exercises of approximately $4.7 million, which was partially offset by approximately $2.4 million utilized to repurchase our stock.

At September 30, 2007, all cash was being retained for the operation and expansion of the business and the repurchase of our common stock. During October 2007, the Company purchased all of the remaining shares authorized under the fiscal year 2005 purchase plan - approximately 0.2 million shares.

Capital Resources

At September 30, 2007, we had approximately $240.5 million in cash and cash equivalents, in addition to approximately $124.9 million invested in auction rate securities which are classified as short-term investments in the accompanying condensed consolidated balance sheets.

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009. The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”). The international facility is secured by 65% of the capital stock of our main operating Ireland subsidiary and 100% of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as inventory and receivables located in the U.S.

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

As of September 30, 2007, we had approximately $2.4 million outstanding on the above lines of credit and had approximately $62.6 million available for future borrowings. The total outstanding balance consisted of the following:

•	JPY (Japanese Yen) - 165.0 million (approximately $1.4 million at the September 30, 2007 exchange rate);

•	SEK (Swedish Krona) - 4.0 million (approximately $0.6 million at the September 30, 2007 exchange rate), and

•	NZD (New Zealand Dollar) - 0.5 million (approximately $0.4 million at the September 30, 2007 exchange rate.)

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2007 exchange rate.) Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of September 30, 2007, there were no balances outstanding on his credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the September 30, 2007 exchange rate) of the credit facility has been utilized for guarantees.

As of September 30, 2007, we had approximately $63.7 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of September 30, 2007 was 4.2%.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future. Nevertheless, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock. We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2008 will be approximately $15 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company recorded foreign sales, including exports from the United States, of approximately $119.8 million and approximately $91.1 million during the three months ended September 30, 2007 and September 30, 2006, respectively.

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

In the three months ended September 30, 2007 and September 30, 2006, the Company transacted business in 37 currencies and 31 currencies, respectively.

The relative currency mix for the three months ended September 30, 2007 and September 30, 2006 were as follows:

	% of Reported Revenue		Exchange Rates
	Three Months Ended September 30,		(in U.S. Dollars) As of September 30,
	2007	2006	2007	2006
Revenues by currency (1):
United States Dollar	50%	53%	1.0000	1.0000
European Euro	21%	22%	1.4259	1.2681
British Pound Sterling	9%	8%	2.0461	1.8724
Canadian Dollar	4%	1%	1.0055	0.8946
Mexican Peso	2%	2%	0.0914	0.0910
Australian Dollar	2%	2%	0.8874	0.7453
All Other Currencies (2), (3)	12%	12%	0.2490	0.1428
Total	100%	100%

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

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the three months ended September 30, 2007, would have affected total revenues by approximately $4.6 million, or 2.1%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

The Company is also subject to interest rate fluctuations in foreign countries to the extent that the Company elects to borrow in the local foreign currency. In the past, this has not been an issue of concern as the Company has the capacity to elect to borrow in other currencies with more favorable interest rates. The Company will continue to evaluate the need to invest in financial instruments designed to protect against interest rate fluctuations.

The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks. The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2007, and the Company does not currently foresee any significant changes in exposure or in how it manages this exposure in the near future. For borrowings in U.S. currency, the Company’s lines of credit bear interest at higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters. At September 30, 2007, the Company had total borrowings of approximately $2.4 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at September 30, 2007. The Company’s exposure to fluctuations in interest rates will be affected by the outstanding amount under the line of credit, the applicable interest rate, and any outstanding instruments to hedge exposure to interest rate risk. As the Company’s total borrowing as of September 30, 2007 was approximately $2.4 million, a 1% change in interest rate would have resulted in an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2007, the Company acquired Check-in Data AG (“Check in Data”) for a total cash purchase price of approximately $13.5 million, net of cash acquired. Approximately $2.0 million of the total purchase price was held back to satisfy certain claims the Company may have against Check in Data. Any amounts remaining after satisfaction of any claims will be paid in two installments, at 12 and 18 months after the closing. Headquartered in Switzerland, Check in Data is a distributor of MICROS products and services and also provides complementary products and services. The assets acquired included approximately $3.6 million in cash. Goodwill of approximately $12.4 million and intangible assets and capitalized software of approximately $3.3 million were recorded in connection with the acquisition. The purchase price allocation is not finalized and is subject to adjustments.

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.

3(i)(a)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

3(i)(b)	Articles of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on October 17, 2007.

31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934(filed herewith).

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350(filed herewith).

32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350(filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC. (Registrant)

Date: November 9, 2007	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President, Finance and Administration/ Chief Financial Officer

Date: November 9, 2007	/s/ Cynthia A. Russo
Cynthia A. Russo Vice President and Corporate Controller