Form 10-Q
period 2007-12-31
MICROS SYSTEMS INC
filed 2008-02-06
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007
Commission file number 0-9993

MICROS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

MARYLAND	52-1101488

(State of incorporation)	(IRS Employer Identification Number)

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

As of January 31, 2008, there were issued and outstanding 81,231,132 shares of Registrant’s Common Stock at $0.00625 par value (Note: the number of shares and par value have been adjusted to reflect a two-for-one stock split effective on February 5, 2008).

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and six months ended December 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Dec. 31, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$327,804	$242,702
Short-term investments	59,800	86,950
Accounts receivable, net of allowance for doubtful accounts of
$24,726 at December 31, 2007 and $23,110 at June 30, 2007	169,610	180,203
Inventory, net	53,354	47,790
Deferred income taxes	17,340	16,683
Prepaid expenses and other current assets	31,646	27,650
Total current assets	659,554	601,978

Property, plant and equipment, net of accumulated depreciation and
amortization of $78,738 at December 31, 2007 and $76,352 at June 30, 2007	29,614	27,955
Deferred income taxes, non-current	24,282	23,145
Goodwill	151,667	138,332
Intangible assets, net of accumulated amortization of $7,028 at December 31, 2007
and $4,726 at June 30, 2007	16,498	14,509
Purchased and internally developed software costs, net of accumulated
amortization of $59,563 at December 31, 2007 and $54,708 at June 30, 2007	34,333	36,296
Other assets	6,499	4,541
Total assets	$922,447	$846,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$2,480	$2,308
Accounts payable	39,381	43,126
Accrued expenses and other current liabilities	119,330	117,142
Income taxes payable	7,229	8,094
Deferred service revenue	80,264	86,742
Total current liabilities	248,684	257,412

Income taxes payable, non-current	12,313	-
Deferred income taxes, non-current	15,304	15,934
Other non-current liabilities	19,048	17,554
Total liabilities	295,349	290,900

Minority interests and minority ownership put arrangement	5,773	4,723
Commitments and contingencies

Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and
outstanding 81,865 shares at December 31, 2007 and 81,096 shares at June 30, 2007 (1)	512	507
Capital in excess of par	160,144	149,089
Retained earnings	425,204	382,785
Accumulated other comprehensive income	35,465	18,752
Total shareholders' equity	621,325	551,133

Total liabilities and shareholders' equity	$922,447	$846,756

(1) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue:
Hardware	$67,194	$55,460	$132,095	$109,603
Software	44,517	32,752	75,368	60,508
Services	132,241	101,663	252,971	193,466
Total revenue	243,952	189,875	460,434	363,577

Cost of sales:
Hardware	44,284	36,270	84,223	70,236
Software	9,515	6,635	18,024	13,996
Services	63,591	48,116	118,384	91,822
Total cost of sales	117,390	91,021	220,631	176,054

Gross margin	126,562	98,854	239,803	187,523

Selling, general and administrative expenses	79,860	62,445	150,755	120,726
Research and development expenses	9,676	7,975	19,092	14,891
Depreciation and amortization	3,629	3,338	7,475	6,161
Total operating expenses	93,165	73,758	177,322	141,778

Income from operations	33,397	25,096	62,481	45,745

Non-operating income (expense):
Interest income	3,732	2,634	7,246	4,831
Interest expense	(105)	(95)	(168)	(190)
Other income (expense), net	224	(144)	96	(16)
Total non-operating income, net	3,851	2,395	7,174	4,625

Income before taxes, minority interests and equity in net earnings of affiliates	37,248	27,491	69,655	50,370
Income tax provision	12,627	9,072	23,483	16,737
Income before minority interests and equity in net earnings of affiliates	24,621	18,419	46,172	33,633
Minority interests and equity in net earnings of affiliates	(532)	(401)	(779)	(505)
Net income (1)	$24,089	$18,018	$45,393	$33,128

Net income per common share (1)(2):
Basic	$0.29	$0.23	$0.55	$0.42
Diluted	$0.29	$0.22	$0.54	$0.40

Weighted-average number of shares outstanding (2):
Basic	82,009	79,651	81,797	78,841
Diluted	83,917	82,450	83,711	81,898

(1) See Note 8, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.
(2) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	December 31,
	2007	2006
Net cash flows provided by operating activities	$66,154	$27,314

Cash flows provided by (used in) investing activities:
Net cash paid for acquisitions	(12,456)	(5,512)
Purchases of property, plant and equipment	(7,187)	(6,241)
Internally developed software	(1,359)	(858)
Disposal of property, plant and equipment	341	238
Purchases of short-term investments	(477,850)	-
Proceeds from sales of short-term investments	505,000	-
Net cash flows provided by (used in) investing activities	6,489	(12,373)

Cash flows provided by financing activities:
Proceeds from stock option exercises	19,519	24,240
Realized tax benefits from stock option exercises	9,523	12,659
Repurchases of stock	(28,274)	(2,395)
Principal payments on line of credit	-	(2,483)
Proceeds from lines of credit	-	1,650
Dividends to minority owners	(165)	(277)
Other	(340)	(41)
Net cash flows provided by financing activities	263	33,353

Effect of exchange rate changes on cash and cash equivalents	12,196	(227)

Net increase in cash and cash equivalents	85,102	48,067

Cash and cash equivalents at beginning of year	242,702	237,222
Cash and cash equivalents at end of period	$327,804	$285,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares (1)	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2007 as previously reported	81,096	$507	$149,089	$382,785	$18,752	$551,133
Cumulative impact of the adoption of FIN 48	-	-	-	(2,647)	-	(2,647)
Balance, June 30, 2007, adjusted	81,096	507	149,089	380,138	18,752	548,486
Comprehensive income:
Net income	-	-	-	45,393	-	45,393
Foreign currency translation adjustments					16,387	16,387
Amortization of prior year pension costs					326	326
Total comprehensive income						62,106
Minority interest put arrangement	-	-	-	(327)	-	(327)
Share-based compensation	-	-	9,827	-	-	9,827
Stock issued upon exercise of options	1,617	10	19,509	-	-	19,519
Repurchases of stock	(848)	(5)	(28,269)	-	-	(28,274)
Income tax benefit from options exercised	-	-	9,988	-	-	9,988
Balance, December 31, 2007	81,865	$512	$160,144	$425,204	$35,465	$621,325

(1) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months December 31, 2007
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

On February 5, 2008, the Company effected a two-for-one stock split of the Company’s common stock, in the form of a stock dividend of one share for each share held by shareholders of record as of January 22, 2008. All references to share data in the accompanying condensed consolidated financial statements and throughout these notes have been retroactively adjusted to reflect the two-for-one stock split.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	Acquisitions

During the first quarter of fiscal year 2008, the Company acquired Check-in Data AG (“Check in Data”) for an aggregate total cash purchase price of approximately $13.5 million, net of cash acquired, in a step acquisition by acquiring 80% interest in July 2007 and the remaining 20% interest in September 2007. Approximately $2.0 million of the total purchase price was held back to satisfy certain claims the Company may have against Check in Data. Any amounts remaining after satisfaction of any claims will be paid in two installments, at 12 and 18 months after the closing. Headquartered in Switzerland, Check in Data was a distributor of MICROS products and services and also provided complementary products and services. The assets acquired included approximately $3.6 million in cash. Goodwill of approximately $12.4 million and intangible assets and capitalized software of approximately $3.3 million were recorded in connection with the acquisition. The purchase price allocation is not finalized and is subject to adjustments. The acquisition of Check in Data has been included in the results of the Company since the acquisition date. The pro forma effect on operating results, due to this acquisition, was not material to the consolidated financial position and results of operations presented herein.

In connection with the 80% acquisition in July 2007, the arrangement provided the minority interest holders the option to require the Company to purchase the minority shares from the minority interest holders (“Put Option”) based on a pre-defined formula, which included certain financial results of the acquired company. The put option was terminated when the Company purchased the remaining 20% interest in September 2007. The effect of the put option was immaterial.

3.	FASB Interpretation No. 48

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties, has been recorded as a reduction to retained earnings and an increase in net income taxes payable. As a result of the adoption of FIN 48, the Company had approximately $10.9 million of unrecognized income tax benefits as of July 1, 2007, of which approximately $1.9 million represented accrual for interest and penalties. These amounts have been recorded as non-current since the Company does not anticipate to make a payment within 12 months of the balance sheet date. If recognized, all of the unrecognized income tax benefits would be recognized as a reduction of income tax expense, impacting the effective income tax rate. During the six months ended December 31, 2007, there has been no significant change in the unrecognized income tax benefits. The Company has reviewed its uncertain income tax positions in accordance with FIN 48, and currently is not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on its consolidated financial position, results of operations and cash flows in the next twelve months.

The Company historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company is maintaining this practice following its adoption of FIN 48.

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain. In addition, tax authorities periodically audit the Company’s income tax returns. These audits include examination of the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions. The Company is currently under audits in certain of its major taxing jurisdictions, with open tax years beginning in fiscal year 1999. Currently, the Company is not able to reasonably estimate the completion date of these ongoing audits. The Company’s major taxing jurisdictions include Australia, Ireland, Germany, Singapore, the United Kingdom and the United States.

4.	Inventory

The components of inventory are as follows:

(in thousands)	December 31, 2007	June 30, 2007
Raw materials	$6,811	$5,687
Work-in-process	69	38
Finished goods	46,474	42,065
Total inventory	$53,354	$47,790

The Company maintains a reserve for obsolescence for inventory of approximately $10.5 million at December 31, 2007 compared to approximately $9.9 million at June 30, 2007. The Company reserved approximately $1.1 million and approximately $1.4 million during the six months ended December 31, 2007 and December 31, 2006, respectively, all related to potentially obsolete and slow moving products. The foreign currency translation increased the reserve for obsolescence for inventory by approximately $0.5 million as of December 31, 2007.

5.	Goodwill and intangible assets

During the first quarter of fiscal year 2008, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2007. Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2007.

6.	Other comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Net income	$24,089	$18,018	$45,393	$33,128
Other comprehensive income:
Foreign currency translation adjustments	5,056	8,613	16,387	7,554
Amortization of prior year pension costs	164	--	326	--
Total comprehensive income	$29,309	$26,631	$62,106	$40,682

7.	Line of credit

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

As of December 31, 2007, the Company had approximately $2.5 million outstanding on the lines of credit mentioned above and had approximately $62.5 million available for future borrowings. The total outstanding balance consisted of the following:

• JPY (Japanese Yen) - 165.0 million (approximately $1.5 million at the December 31, 2007 exchange rate);
• SEK (Swedish Krona) - 4.0 million (approximately $0.6 million at the December 31, 2007 exchange rate), and
• NZD (New Zealand Dollar) - 0.5 million (approximately $0.4 million at the December 31, 2007 exchange rate.)

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.5 million at the December 31, 2007 exchange rate.) Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of December 31, 2007, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the December 31, 2007 exchange rate) of the credit facility has been utilized for guarantees.

As of December 31, 2007, the Company had approximately $63.7 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2007 was 4.4%.

8.	Share-based compensation

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. With respect to directors, the Company’s policy and practice during the current period was that only those directors who are either employees of or consultants to the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since the inception of the stock option plan in 1991, the Company has authorized 34.0 million shares for issuance upon exercise of options, of which approximately 3.4 million shares are available for future grants as of December 31, 2007. As of December 31, 2007, options to purchase approximately 6.4 million shares were outstanding, including currently exercisable options to purchase approximately 3.8 million shares.

The Company accounts for its option awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.” The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options incrementally vest.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Selling, general and administrative	$5,730	$2,578	$9,271	$5,270
Research and development	253	117	556	240
Total non-cash share-based compensation expense	5,983	2,695	9,827	5,510
Income tax benefit	(1,673)	(545)	(2,513)	(1,115)
Total non-cash share-based compensation expense, net of tax benefit	$4,310	$2,150	$7,314	$4,395

Impact on diluted net income per share	$0.05	$0.02	$0.09	$0.06

During the three months ended December 31, 2007, the Company granted to the Company’s Chairman, President, and CEO, A.L. Giannopoulos, options to purchase 240,000 shares. In accordance with the terms of the option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement, as he is over the retirement age of 62. Although Mr. Giannopoulos has not retired, the Company recorded 100% of the non-cash share-based compensation expense related to the 240,000 options granted to Mr. Giannopoulos during the three months ended December 31, 2007 of approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) because he was over the age of 62 at the time he received the options.

No compensation expense was capitalized for the three and six months ended December 31, 2007 and December 31, 2006 because no stock options were granted to employees whose labor costs were capitalized as software development costs.

As of December 31, 2007, there was approximately $23.8 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.6 years.

9.	Recent accounting pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will not be able to determine the impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position, results of operations and cash flows until the quarter in which the Company completes an acquisition for which the acquisition date will be on or after the effective date of SFAS 141(R).

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will not be able to determine the impact of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows until the quarter in which the Company completes an acquisition for which the acquisition date will be on or after the effective date of SFAS 160.

10.	Net income per share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2007	2006	2007	2006
Net income	$24,089	$18,018	$45,393	$33,128
Effect of minority put arrangement	(169)	--	(327)	--
Net income available to common shareholders	$23,920	$18,018	$45,066	$33,128

Average common shares outstanding	82,009	79,651	81,797	78,841
Dilutive effect of outstanding stock options	1,908	2,799	1,914	3,057
Average common shares outstanding
assuming dilution	83,917	82,450	83,711	81,898

Basic net income per share	$0.29	$0.23	$0.55	$0.42
Diluted net income per share	$0.29	$0.22	$0.54	$0.40

Anti-dilutive weighted shares excluded
from reconciliation	555	2,274	1,418	2,152

Net income for the three months ended December 31, 2007 and December 31, 2006 include approximately $6.0 million ($4.3 million, net of tax) and $2.7 million ($2.2 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.05 and $0.02 for the three months ended December 31, 2007 and December 31, 2006, respectively.

Net income for the six months ended December 31, 2007 and December 31, 2006 include approximately $9.8 million ($7.3 million, net of tax) and $5.5 million ($4.4 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.09 and $0.06 for the six months ended December 31, 2007 and December 31, 2006, respectively. See Note 8, “Share-based Compensation.”

11.	Segment reporting data

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

The Company is organized and operates in four operating segments: U.S., Europe, the Pacific Rim, and Latin America. For the purposes of applying SFAS No. 131, the Company has identified U.S. as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics. The management views the U.S. and international segments separately in operating its business, although the products and services are similar for each segment.

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

A summary of the Company’s reportable segments is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Revenue(1):
U.S.	$108,507	$90,309	$208,494	$176,368
International	185,556	135,260	348,999	256,271
Intersegment eliminations	(50,111)	(35,694)	(97,059)	(69,062)
Total revenue	$243,952	$189,875	$460,434	$363,577

Income before taxes, minority interests and equity
in net earnings of affiliates(1):
U.S.	$8,289	$7,478	$18,162	$14,296
International	69,731	49,157	130,497	92,352
Intersegment eliminations	(40,772)	(29,144)	(79,004)	(56,278)
Total income before taxes, minority interests and equity in net earnings of affiliates	$37,248	$27,491	$69,655	$50,370

	As of
(in thousands)	December 31, 2007	June 30, 2007
Identifiable assets (2):
U.S.	$457,271	$443,331
International	465,176	403,425
Total identifiable assets	$922,447	$846,756

(1)	Amounts based on the location of the selling entity, and include export sales.
(2)	Amounts based on the physical location of the asset.

12.	Shareholders’ equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to four million shares of the Company’s common stock, and during fiscal year 2005 the Company purchased all of the remaining unpurchased shares under the fiscal year 2002 authorization. In fiscal year 2005, the Board of Directors authorized the purchase of an additional four million shares of the Company’s common stock. As of October 2007, the Company purchased all of the remaining unpurchased shares under the fiscal year 2005 authorization.

In November 2007, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock. As of December 31, 2007, the Company had purchased approximately 0.4 million shares under the November 2007 authorization.

During the three months ended December 31, 2007, the Company purchased and retired approximately 0.8 million shares under the fiscal year 2005 and November 2007 authorizations.

Through December 31, 2007, the Company purchased and retired approximately 8.4 million shares of its stock, with an average purchase price per share of $16.65 or total purchase price of $139.6 million. The Company has incurred an aggregate of approximately $0.1 million in fees related to all three of the stock purchase plans.

13.	Pension benefits

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

The components of net period pension cost are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Service cost	$161	$139	$323	$278
Interest cost	217	174	434	348
Amortization of prior service cost	164	137	326	274
	$542	$450	$1,083	$900

14.	Contingencies

In its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company reported on a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are customers of the Company. The Company is currently providing indemnity coverage to five of the defendants who are customers of the Company in accordance with applicable provisions of the contracts between the Company and those customers. Through December 31, 2007, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. During the three month period ended December 31, 2007, the Court ordered the case stayed pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. Our response to the complaint is not due until February 15, 2008. Based on currently available information, and analysis by counsel, we do not believe that our relationships and agreements with Merchant Link and Paymentech are anti-competitive or otherwise violate either federal antitrust law or applicable New Jersey law.

The Company is and has been involved in legal proceedings arising in the normal course of business, and, subject to the matters referenced above, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations or financial position or cash flows.

15. Subsequent Events

On February 5, 2008, the Company effected a two-for-one stock split of the Company’s common stock, in the form of a stock dividend of one share for each share held by shareholders of record as of January 22, 2008. All references in the accompanying condensed consolidated financial statements to share data, and in the preceding notes, have been retroactively adjusted to reflect the two-for-one stock split.

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

Examples of such forward-looking statements include:

•	our expectations regarding the impact of competition on product and service margins;
•	our statements regarding the effects of currency fluctuations (in particular, Euro fluctuations) on our financial performance;
•	our expectation that customers with which we do the largest amount of business with will change from period to period;
•	our belief that our reserve against future indemnity expenditures will be sufficient;
•	our statements about the effects of larger customer orders on our quarterly earnings, revenues, and total revenues;
•	our statements regarding the costs associated with maintaining compliance with applicable legal, financial, and industry requirements and standards;
•	our beliefs regarding the effects on our results of operations or financial position of any current legal proceedings in which we may be involved;
•	our expectations regarding effective tax rates in future periods, and the effects of tax audits in certain jurisdictions;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations regarding our exposure to interest rate risk; and
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk.

Factors that may affect future results

Current market conditions, and world political and economic uncertainty, make it difficult to predict whether we can continue to achieve revenue and profitability growth over the remainder of the current fiscal year. Because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes. Rising oil and gas prices also directly and indirectly can have a significant impact on our customers, and, accordingly, on our business. In sum, our primary customers - the hospitality, travel, restaurant, and retail industries - are highly sensitive to economic, political, and environmental disturbances, all of which are not only outside of our (and, frequently, their) control, but also are extraordinarily difficult to predict with any accuracy, and those matters accordingly directly affect our financial position and the results of our operations.

The market for our products and services is highly competitive, which, among other things, results in gross margin pressure on our hardware and software products. Margins on services and on existing products have tended generally to decline over time, and we expect that trend to continue.

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

In addition to our software and hardware products, we offer an extensive array of related services to our customers. These services include installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, help desk, systems configuration, network support, consulting and software hosting. We distribute our products and services directly and through our district and subsidiary offices, as well as through a network of independent dealers and distributors.

The markets in which we operate are highly competitive. We compete on various bases, including product functionality, service capabilities, price and geography. There are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant point-of-sale system, over 15 significant hotel systems competitors and over 10 significant retail systems competitors. We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry and our focus on providing specialized information systems solutions.

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

Results of Operations

All references to share data in this Item 2 have been retroactively adjusted to reflect the two-for-one stock split effected on February 5, 2008. See Note 15, “Subsequent Events” in the accompanying notes to the condensed consolidated financial statements.

Revenue:

Three Months Ended December 31, 2007:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended December 31,
	U.S.		International		Total
(in thousands)	2007	2006	2007	2006	2007	2006
Hardware	$33,436	$28,522	$33,758	$26,938	$67,194	$55,460
Software	17,481	12,138	27,036	20,614	44,517	32,752
Service	55,036	46,434	77,205	55,229	132,241	101,663
	$105,953	$87,094	$137,999	$102,781	$243,952	$189,875

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended December 31,
	2007	2006
Hardware	27.5%	29.2%
Software	18.3%	17.3%
Service	54.2%	53.5%
	100.0%	100.0%

For the three months ended December 31, 2007, total revenue was approximately $244.0 million, an increase of approximately $54.1 million, or 28.5% compared to the same period last year, of which approximately $12.1 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue is primarily due to an increase in service revenue. The increase in our service revenue primarily resulted from expansion of our customer base and increases in the volume of our support services that resulted from increased recurring support revenue from existing customers. The increase in recurring support revenue contributed 49.9% and the increase in installation revenue contributed 32.0% of the service revenue increase. The increase in hardware revenue reflects an overall sales volume increase. We released Workstation 5, our latest point of sale hardware, in October 2007.

The International segment sales for the three months ended December 31, 2007 increased approximately $35.2 million as a result of the following:

•	An approximately $22.0 million or 39.8% increase in services revenue;
•	An approximately $6.8 million or 25.3% increase in hardware sales; and
•	An approximately $6.4 million or 31.2% increase in software sales.

The above increases were due to continued expansion of our customer base coupled with increased recurring support revenue from existing customers, approximately $12.1 million in additional revenue generated from favorable foreign currency exchange rate fluctuation, mainly between Euro and U.S. dollar and additional revenue generated from various acquisitions that were completed after December 31, 2006.

U.S. segment sales increased approximately $18.9 million for the three months ended December 31, 2007 compared to the same period last year. The increase was primarily the result of an increase in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers.

Six Months Ended December 31, 2007:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Six Months Ended December 31,
	U.S.		International		Total
(in thousands)	2007	2006	2007	2006	2007	2006
Hardware	$66,479	$56,997	$65,616	$52,606	$132,095	$109,603
Software	29,658	23,207	45,710	37,301	75,368	60,508
Service	106,453	89,465	146,518	104,001	252,971	193,466
	$202,590	$169,669	$257,844	$193,908	$460,434	$363,577

An analysis of the total sales mix as a percent of total revenue is as follows:

	Six Months Ended December 31,
	2007	2006
Hardware	28.7%	30.2%
Software	16.4%	16.6%
Service	54.9%	53.2%
	100.0%	100.0%

For the six months ended December 31, 2007, total revenue was approximately $460.4 million, an increase of approximately $96.9 million, or 26.6% compared to the same period last year, of which approximately $20.7 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue is primarily due to increases in service and hardware revenues. The increase in our services revenue primarily resulted from expansion of our customer base and increases in the volume of our support services that resulted from increased recurring support revenue from existing customers. The increase in recurring support revenue contributed 53.7% and the increase in installation revenue contributed 28.8% of the service revenue increase. The increase in hardware revenue reflects an overall sales volume increase. As stated above, we released Workstation 5, our latest point of sale hardware, in October 2007.

The International segment sales for the six months ended December 31, 2007 increased approximately $63.9 million as a result of the following:

•	An approximately $42.5 million or 40.9% increase in services revenue;
•	An approximately $13.0 million or 24.7% increase in hardware sales; and
•	An approximately $8.4 million or 22.5% increase in software sales.

The above increases were due to continued expansion of our customer base coupled with increased recurring support revenue from existing customers, approximately $20.7 million in additional revenue generated from favorable foreign currency exchange rate fluctuation, mainly between Euro and U.S. dollar and additional revenue generated from various acquisitions that were completed after December 31, 2006.

U.S. segment sales increased approximately $32.9 million for the six months ended December 31, 2007 compared to the same period last year. The increase was primarily the result of an increase in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers.

Cost of Sales:

Three Months Ended December 31, 2007:

An analysis of the cost of sales is as follows:

	Three Months Ended December 31,
	2007		2006
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$44,284	65.9%	$36,270	65.4%
Software	9,515	21.4%	6,635	20.3%
Service	63,591	48.1%	48,116	47.3%
	$117,390	48.1%	$91,021	47.9%

For the three months ended December 31, 2007, cost of sales as a percent of revenue were 48.1%, an increase of 0.2% compared to the same period last year. Hardware cost of sales as a percent of related revenue increased 0.5% compared to the same period last year primarily as a result of an increase in freight costs partially offset by a change in sales product mix. The sale of Workstation 4 and Workstation 5 (released in October 2007) generate higher margin than the third party hardware sales.

Software cost of sales as a percent of related revenue increased approximately 1.1% compared to the same period last year. The increase was primarily as a result of a change in sales product mix. Although the revenue from OPERA suite software increased approximately 7.7% compared to the same period last year, it represented a lower percentage of total software revenue. Because the OPERA suite products generate much higher margins than the third party software that we resell, this product mix change had the impact of increasing the overall software cost of sales as a percent of related revenue. Service costs as a percent of related revenue increased approximately 0.8% compared to the same period last year primarily due to an increase in overall service labor costs.

Six Months Ended December 31, 2007:

An analysis of the cost of sales is as follows:

	Six Months Ended December 31,
	2007		2006
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$84,223	63.8%	$70,236	64.1%
Software	18,024	23.9%	13,996	23.1%
Service	118,384	46.8%	91,822	47.5%
	$220,631	47.9%	$176,054	48.4%

For the six months ended December 31, 2007, cost of sales as a percent of revenue was 47.9%, a decrease of 0.5% compared to the same period last year. Hardware cost of sales as a percent of related revenue decreased 0.3% compared to the same period last year. The decrease is primarily as a result of a favorable change in product mix, combined with lower cost of sales for third party hardware compared to the same period last year. These decreases to cost of sales as a percent of revenue were partially offset by an increase in freight costs.

Software cost of sales as a percent of related revenue increased approximately 0.8% compared to the same period last year. The increase was primarily as a result of a change in sales product mix. Although the revenue from OPERA suite software increased approximately 7.7% compared to the same period last year, it represented a lower percentage of total software revenue. Because the OPERA suite products generate much higher margins than the third party software that we resell, this product mix change had the impact of increasing the overall software cost of sales as a percent of related revenue. Service costs as a percent of related revenue decreased approximately 0.7% compared to the same period last year primarily due to a decrease in maintenance service part costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended December 31, 2007, were 32.7%, a decrease of 0.2% compared to the same period last year. SG&A expenses as a percentage of revenue for the six months ended December 31, 2007, were 32.7%, a decrease of 0.5% compared to the same period last year. These decreases are primarily due to our ability to leverage our costs with the increase in total revenue, partially offset by increases in non-cash share-based compensation expenses of approximately $3.2 million and $4.0 million recorded as a component of SG&A expenses for the three and six months ended December 31, 2007, respectively, compared to the same periods last year. The non-cash share-based compensation expenses include a one-time charge of approximately $3.2 million resulting from the grant of options to our Chairman, President, and CEO, A.L. Giannopoulos, during the three months ended December 31, 2007. See “Share-Based Compensation Expense” below for further discussion.

Research and Development (“R&D”):

R&D expenses consist primarily of labor costs less capitalized software development costs. Non-cash share-based compensation expenses allocated to R&D were not capitalized as software development costs during the three and six months ended December 31, 2007 and 2006 because no stock options were granted to employees whose labor costs were capitalized as software development costs. An analysis of R&D activities is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Total R&D incurred	$10,424	$8,411	$20,451	$15,749
Capitalized software development costs	(748)	(436)	(1,359)	(858)
Total R&D expenses	$9,676	$7,975	$19,092	$14,891

% of Revenue	4.0%	4.2%	4.1%	4.1%

The increases in total capitalized software development costs for the three and six months ended December 31, 2007 are primarily due to additional R&D incurred for our retail software products. Total R&D incurred includes approximately $0.3 million and approximately $0.1 million for the non-cash share-based compensation expense allocated to R&D for the three months ended December 31, 2007 and December 31, 2006, respectively and approximately $0.6 million and approximately $0.2 million for the six months ended December 31, 2007 and December 31, 2006, respectively.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended December 31, 2007 increased approximately $0.3 million to approximately $3.6 million compared to the same period last year. Depreciation and amortization expenses for the six months ended December 31, 2007 increased approximately $1.3 million to approximately $7.5 million compared to the same period last year. The increases are primarily due to additional depreciation expenses on capitalized software development costs since December 31, 2006 and due to recent acquisitions.

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

The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2007	2006	2007	2006
SG&A	$5,730	$2,578	$9,271	$5,270
R&D	253	117	556	240
Total non-cash share-based compensation expense	5,983	2,695	9,827	5,510
Income tax benefit	(1,673)	(545)	(2,513)	(1,115)
Total non-cash share-based compensation expense, net of tax benefit	$4,310	$2,150	$7,314	$4,395

Impact on diluted net income per share	$0.05	$0.02	$0.09	$0.06

The non-cash share-based compensation expenses for the three and six months ended December 31, 2007 include a one-time charge of approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) resulting from the grant of options to our Chairman, President, and CEO, A.L. Giannopoulos, during the period. In accordance with the terms of the Company’s option plan, any options that he holds at the time of his retirement that have not yet vested will vest immediately upon his retirement, as he is over the retirement age of 62. Although Mr. Giannopoulos has not retired, we expensed 100% of share-based payment charge related to his option grant during the three months ended December 31, 2007, because he was over the age of 62 at the time he received the options.

Income from Operations:

Income from operations for the three months ended December 31, 2007 was approximately $33.4 million, an increase of approximately $8.3 million or 33.1%, compared to the same period last year. Income from operations for the six months ended December 31, 2007 was approximately $62.5 million, an increase of approximately $16.7 million or 36.6%, compared to the same period last year. The increase for the three months ended December 31, 2007 was primarily due to an increase in revenue, a decrease in operating expenses as a percent of revenue and an increase due to favorable foreign currency exchange rate fluctuation (mainly between Euro and U.S. dollar), partially offset by an increase of approximately $3.3 million in non-cash share-based compensation expense compared to the same period last year. The increase for the six months ended December 31, 2007 was primarily due to an increase in revenue, higher margins and decreases in operating expenses as a percent of revenue, partially offset by an increase of approximately $4.3 million in non-cash share-based compensation expense compared to the same period last year.

Non-operating Income:

Net non-operating income for the three months ended December 31, 2007, was approximately $3.9 million, an increase of approximately $1.5 million compared to the same period last year. Net non-operating income for the six months ended December 31, 2007 was approximately $7.2 million, an increase of approximately $2.5 million compared to the same period last year. The increases were primarily due to increases in interest income resulting from overall higher cash and cash equivalents balances and short term investment balances.

Income Tax Provisions:

The effective tax rates for the three months ended December 31, 2007 and 2006 were 33.9% and 33.0%, respectively. The effective tax rates for the six months ended December 31, 2007 and 2006 were 33.7% and 33.2%, respectively. The effective tax rates for the three and six months ended December 31, 2007 were less than the 35.0% U.S. statutory federal income tax rate mainly due to the increased proportion of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, foreign withholding taxes and enacted tax rate changes in foreign jurisdictions and the recognition of certain discrete items in the periods.

Based on currently available information, we estimate that the fiscal year 2008 effective tax rate will be approximately 33.0%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized in accordance with the interim reporting requirements of FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods,” there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties, has been recorded as a reduction to retained earnings and an increase in net income taxes payable. As a result, we had approximately $10.9 million of unrecognized income tax benefits as of July 1, 2007, of which approximately $1.9 million represented accrual for interest and penalties. These amounts have been recorded as non-current since we do not anticipate to make a payment within 12 months of the balance sheet date. If recognized, all of the unrecognized income tax benefits would be recognized as a reduction of income tax expense, impacting the effective income tax rate. During the three months and six months ended December 31, 2007, there has been no significant change in the unrecognized income tax benefits. We have reviewed our uncertain income tax positions in accordance with FIN 48, and currently we are not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on our consolidated financial position, results of operations and cash flows in the next twelve months.

We historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. We are maintaining this practice following our adoption of FIN 48.

In the ordinary course of business, transactions occur for which the ultimate tax outcome may be uncertain. In addition, tax authorities periodically audit our income tax returns. These audits include examination of our significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions. We are currently under audits in certain of our major taxing jurisdictions, with open tax years beginning in fiscal year 1999. Currently, we are not able to reasonably estimate the completion date of these ongoing audits. Our major taxing jurisdictions include Australia, Ireland, Germany, Singapore, the United Kingdom and the United States.

Recent accounting pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will not be able to determine the impact of the adoption of SFAS 141(R) on our consolidated financial position, results of operations and cash flows until the quarter in which we complete an acquisition for which the acquisition date will be on or after the effective date of SFAS 141(R).

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will not be able to determine the impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows until the quarter in which we complete an acquisition for which the acquisition date will be on or after the effective date of SFAS 160.

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

Liquidity and capital resources

Sources and Uses of Cash and Cash Equivalents

The Company’s consolidated statements of cash flows summary is as follows:

	Six Months Ended December 31,
(in thousands)	2007	2006
Net cash provided by (used in):
Operating activities	$66,154	$27,314
Investing activities	6,489	(12,373)
Financing activities	263	33,353

Operating activities:
Net cash provided by operating activities for the six months ended December 31, 2007 increased approximately $38.8 million compared to the six months ended December 31, 2006 due primarily to an approximately $12.3 million increase in net income and an increase in cash provided by improved accounts receivables collection.

Investing activities:
Net cash provided by investing activities for the six months ended December 31, 2007 was approximately $6.5 million, primarily as a result of net proceeds from the sale of auction rate securities exceeding investments in auction rate securities by approximately $27.2 million. We also used approximately $12.5 million substantially in connection with our acquisition of Check in Data. Additionally, approximately $8.5 million was used to purchase property, plant and equipment and internally develop software to be licensed to others.

Net cash used in investing activities for the six months ended December 31, 2006 was approximately $12.4 million, including approximately $7.1 million to purchase property, plant, and equipment and internally developed software to be licensed to others.  We also used approximately $5.5 million for acquisitions, of which approximately $4.7 million was for two international acquisitions and approximately $0.8 million for a domestic acquisition. We did not invest in auction rate securities during the six months ended December 31, 2006.

Financing activities:
Net cash provided by financing activities for the six months ended December 31, 2007 was approximately $0.3 million, primarily due to proceeds from stock option exercises of approximately $19.5 million and realized tax benefits from stock option exercises of approximately $9.5 million, substantially offset by approximately $28.3 million utilized to repurchase our stock during the period.

Net cash provided by financing activities for the six months ended December 31, 2006 was approximately $33.4 million, consisting primarily of proceeds from stock option exercises of approximately $24.2 million and realized tax benefits from stock option exercises of approximately $12.7 million, partially offset by our repurchases of stock of approximately $2.4 million.

At December 31, 2007, all cash and cash equivalents were being retained for the operation, expansion of the business and the repurchase of our common stock.

Capital Resources

At December 31, 2007, we had approximately $327.8 million in cash and cash equivalents, in addition to approximately $59.8 million invested in auction rate securities, which are classified as short-term investments in the accompanying condensed consolidated balance sheets. During December 2007, we started the process of selling off all of the auction rate securities. Subsequent to December 31, 2007, we completed the sale of all of the auction rate securities and received 100% of the recorded values from all sales. That process, therefore, confirmed the collectability and the creditworthiness of auction rate securities we had invested in. In January 2008, we started to re-invest in auction rate securities.

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

As of December 31, 2007, we had approximately $2.5 million outstanding on the above lines of credit and had approximately $62.5 million available for future borrowings. The total outstanding balance consisted of the following:
• JPY (Japanese Yen) - 165.0 million (approximately $1.5 million at the December 31, 2007 exchange rate);
• SEK (Swedish Krona) - 4.0 million (approximately $0.6 million at the December 31, 2007 exchange rate), and
• NZD (New Zealand Dollar) - 0.5 million (approximately $0.4 million at the December 31, 2007 exchange rate.)

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.5 million at the December 31, 2007 exchange rate.) Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of December 31, 2007, there were no balances outstanding on his credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the December 31, 2007 exchange rate) of the credit facility has been utilized for guarantees.

As of December 31, 2007, we had approximately $63.7 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2007 was 4.4%.

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

The Company recorded foreign sales, including exports from the United States, of approximately $257.8 million and approximately $193.9 million during the six months ended December 31, 2007 and December 31, 2006, respectively.

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

In the six months ended December 31, 2007 and December 31, 2006, the Company transacted business in 37 currencies and 32 currencies, respectively.

The relative currency mix for the three and six months ended December 31, 2007 and December 31, 2006 were as follows:

	% of Reported Revenue
	Three Months Ended December 31,		Six Months Ended December 31,		Exchange Rates December 31,
Revenues by currency (1):	2007	2006	2007	2006	2007	2006
United States Dollar	49%	52%	50%	53%	1.0000	1.0000
European Euro	21%	23%	21%	22%	1.4598	1.3201
British Pound Sterling	10%	6%	10%	7%	1.9870	1.9580
Canadian Dollar	1%	1%	2%	1%	1.0063	0.8576
Australian Dollar	3%	3%	2%	3%	0.8765	0.7895
Mexican Peso	2%	2%	2%	2%	0.0916	0.0926
All Other Currencies (2), (3)	14%	13%	13%	12%	0.2718	0.1697
Total	100%	100%	100	100%

(1) Calculated using weighted average exchange rates for the period.
(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three and six months’ exchange rates for all other currencies.
(3) The “Exchange Rates as of December 31” for “All Other Currencies” represents the weighted average December 31 exchange rates for all other currencies based on the six months revenue.

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the six months ended December 31, 2007, would have affected total revenues by approximately $9.7 million, or 2.1%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on the Company’s net income.

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

The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks. The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. The Company’s interest rate risk has not changed materially from June 30, 2007, and the Company does not currently foresee any significant changes in exposure or in how it manages this exposure in the near future. For borrowings in U.S. currency, the Company’s lines of credit bear interest at higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters. At December 31, 2007, the Company had total borrowings of approximately $2.5 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at December 31, 2007. The Company’s exposure to fluctuations in interest rates will be affected by the outstanding amount under the line of credit, the applicable interest rate, and any outstanding instruments to hedge exposure to interest rate risk. As the Company’s total borrowing as of December 31, 2007 was approximately $2.5 million, a 1% change in interest rate would have resulted in an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company reported on a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are customers of the Company. The Company is currently providing indemnity coverage to five of the defendants who are customers of the Company in accordance with applicable provisions of the contracts between the Company and those customers. Through December 31, 2007, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. During the three month period ended December 31, 2007, the Court ordered the case stayed pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. Our response to the complaint is not due until February 15, 2008. Based on currently available information, and analysis by counsel, we do not believe that our relationships and agreements with Merchant Link and Paymentech are anti-competitive or otherwise violate either federal antitrust law or applicable New Jersey law.

We are and have been involved in legal proceedings arising in the normal course of business, and, subject to the matters referenced above, we are of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on our results of operations or financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Note: for purposes of this Item 4, the shareholders vote results were not retroactively adjusted to reflect the stock split).

On November 16, 2007, the Company held its Annual Meeting of Stockholders. Shareholders voted on the following matters:

1. Election of Directors - The stockholders elected the following individuals as the Company’s directors by the following vote:

Nominee	For	Vote Withheld
A.L. Giannopoulos	38,259,125	1,166,608
Louis M. Brown, Jr.	37,548,619	1,877,114
B. Gary Dando	39,259,757	165,976
John G. Puente	38,791,122	634,611
Dwight S. Taylor	35,036,413	4,389,320
William S. Watson	39,113,652	312,081

2.Ratification of Appointment of Independent Registered Public Accounting Firm - The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2008 by the following vote:

For	38,961,348
Against	444,025
Abstain	20,360

3.Amendment to the Articles of Incorporation - The stockholders approved an amendment to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 50,000,000 to 120,000,000 shares by the following vote:

For	34,440,937
Against	4,961,620
Abstain	23,176

4.Amendment to the Option Plan - The stockholders approved an amendment to the Company’s Option Plan to increase the number of shares under the Option Plan by an additional 0.6 million shares by the following vote.

(Note: for purposes of this Item 4, the foregoing number was not retroactively adjusted to reflect the stock split; when the stock split is completed, the number of shares under the Option Plan will be increased by 1.2 million as a result of this amendment).

For	29,721,007
Against	6,498,647
Abstain	69,486
Non-vote	3,136,593

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on October 17, 2007.
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934 (filed herewith).
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: February 6, 2008	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: February 6, 2008	/s/	Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller