Form 10-Q
period 2008-03-31
MICROS SYSTEMS INC
filed 2008-05-01
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
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

YES ☑ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘accelerated filer’, ‘large accelerated filer’, and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

As of April 30, 2008, there were issued and outstanding 81,440,103 shares of Registrant’s Common Stock at $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and nine months ended March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Mar. 31, 2008	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$374,802	$242,702
Short-term investments	-	86,950
Accounts receivable, net of allowance for doubtful accounts of $26,386 at March 31, 2008 and $23,110 at June 30, 2007	193,124	180,203
Inventory, net	61,475	47,790
Deferred income taxes	17,513	16,683
Prepaid expenses and other current assets	32,910	27,650
Total current assets	679,824	601,978

Investments, non-current	69,650	-
Property, plant and equipment, net of accumulated depreciation and amortization of $78,725 at March 31, 2008 and $76,352 at June 30, 2007	29,053	27,955
Deferred income taxes, non-current	22,831	23,145
Goodwill	156,319	138,332
Intangible assets, net of accumulated amortization of $7,828 at March 31, 2008 and $4,726 at June 30, 2007	16,400	14,509
Purchased and internally developed software costs, net of accumulated amortization of $60,959 at March 31, 2008 and $54,708 at June 30, 2007	33,519	36,296
Other assets	6,929	4,541
Total assets	$1,014,525	$846,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,053	$2,308
Accounts payable	49,644	43,126
Accrued expenses and other current liabilities	127,431	117,142
Income taxes payable	1,588	8,094
Deferred service revenue	122,220	86,742
Total current liabilities	301,936	257,412

Income taxes payable, non-current	16,665	-
Deferred income taxes, non-current	15,419	15,934
Other non-current liabilities	18,362	17,554
Total liabilities	352,382	290,900

Minority interests and minority ownership put arrangement	7,103	4,723
Commitments and contingencies

Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 81,526 shares at March 31, 2008 and 81,096 shares at June 30, 2007 (1)	510	507
Capital in excess of par	147,843	149,089
Retained earnings	450,197	382,785
Accumulated other comprehensive income	56,490	18,752
Total shareholders' equity	655,040	551,133

Total liabilities and shareholders' equity	$1,014,525	$846,756

(1) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue:
Hardware	$65,289	$58,541	$197,384	$168,144
Software	37,910	34,032	113,278	94,540
Services	133,988	107,983	386,958	301,448
Total revenue	237,187	200,556	697,620	564,132

Cost of sales:
Hardware	42,882	37,745	127,105	107,981
Software	7,648	7,597	25,671	21,593
Services	62,398	50,199	180,783	142,020
Total cost of sales	112,928	95,541	333,559	271,594

Gross margin	124,259	105,015	364,061	292,538

Selling, general and administrative expenses	75,838	65,897	226,593	186,624
Research and development expenses	10,382	8,943	29,474	23,834
Depreciation and amortization	3,280	2,961	10,755	9,122
Total operating expenses	89,500	77,801	266,822	219,580

Income from operations	34,759	27,214	97,239	72,958

Non-operating income (expense):
Interest income	4,226	2,689	11,472	7,521
Interest expense	(29)	(94)	(197)	(284)
Other income (expense), net	(868)	136	(771)	120
Total non-operating income, net	3,329	2,731	10,504	7,357

Income before taxes, minority interests and equity in net earnings of affiliates	38,088	29,945	107,743	80,315
Income tax provision	12,378	10,156	35,862	26,893
Income before minority interests and equity in net earnings of affiliates	25,710	19,789	71,881	53,422
Minority interests and equity in net earnings of affiliates, net of taxes	(564)	(339)	(1,342)	(844)
Net income (1)	$25,146	$19,450	$70,539	$52,578

Net income per common share (1)(2):
Basic	$0.31	$0.24	$0.86	$0.66
Diluted	$0.30	$0.23	$0.84	$0.64

Weighted-average number of shares outstanding (2):
Basic	81,368	81,164	81,655	79,604
Diluted	83,174	83,347	83,532	82,391

(1) See Note 9, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.
(2) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2008	2007
Net cash flows provided by operating activities	$129,263	$67,245

Cash flows provided by investing activities:
Net cash paid for acquisitions	(12,858)	(35,994)
Purchases of property, plant and equipment	(10,188)	(9,058)
Internally developed software	(1,759)	(1,381)
Disposal of property, plant and equipment	527	331
Purchases of investments	(610,650)	-
Proceeds from sales of investments	627,950	-
Net cash flows used in investing activities	(6,978)	(46,102)

Cash flows provided by financing activities:
Proceeds from stock option exercises	27,111	31,369
Realized tax benefits from stock option exercises	11,117	15,653
Repurchases of stock	(53,499)	(2,395)
Principal payments on line of credit	(1,640)	(3,124)
Proceeds from lines of credit	-	1,650
Other	(763)	(387)
Net cash flows (used in) provided by financing activities	(17,674)	42,766

Effect of exchange rate changes on cash and cash equivalents	27,489	(30)

Net increase in cash and cash equivalents	132,100	63,879

Cash and cash equivalents at beginning of year	242,702	237,222
Cash and cash equivalents at end of period	$374,802	$301,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares (1)	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2007 as previously reported	81,096	$507	$149,089	$382,785	$18,752	$551,133
Cumulative impact of the adoption of FIN 48	-	-	-	(2,647)	-	(2,647)
Balance, June 30, 2007, adjusted	81,096	507	149,089	380,138	18,752	548,486
Comprehensive income:
Net income	-	-	-	70,539	-	70,539
Foreign currency translation adjustments, net of tax					37,252	37,252
Amortization of prior year pension costs, net of tax					486	486
Total comprehensive income						108,277
Minority interest put arrangement	-	-	-	(480)	-	(480)
Share-based compensation	-	-	13,444	-	-	13,444
Stock issued upon exercise of options	2,074	13	27,098	-	-	27,111
Repurchases of stock	(1,644)	(10)	(53,489)	-	-	(53,499)
Income tax benefit from options exercised	-	-	11,701	-	-	11,701
Balance, March 31, 2008	81,526	$510	$147,843	$450,197	$56,490	$655,040

(1) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2008
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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	Acquisitions

During the first quarter of fiscal year 2008, the Company acquired Check-in Data AG (“Check in Data”) for an aggregate total cash purchase price of approximately $13.5 million, net of cash acquired, in a step acquisition by acquiring an 80% interest in July 2007 and the remaining 20% interest in September 2007. Approximately $2.0 million of the total purchase price was held back to satisfy certain claims the Company may have against Check in Data. Any amounts remaining after satisfaction of any claims will be paid in two installments, at 12 and 18 months after the closing. Headquartered in Switzerland, Check in Data was a distributor of MICROS products and services and also provided complementary products and services. The assets acquired included approximately $3.6 million in cash. Goodwill of approximately $12.6 million and intangible assets and capitalized software of approximately $3.3 million were recorded in connection with the acquisition. The purchase price allocation is not finalized and is subject to the final working capital adjustments, which are currently not expected to be material. The acquisition of Check in Data has been included in the results of the Company since the acquisition date. The pro forma effect of this acquisition on operating results is not material to the consolidated financial position and results of operations presented herein.

In connection with the 80% acquisition in July 2007, the arrangement provided the minority interest holders the option to require the Company to purchase the minority shares from the minority interest holders (“Put Option”) based on a pre-defined formula, which was based on certain financial results of the acquired company. The Put Option was terminated when the Company purchased the remaining 20% interest in September 2007. The effect of the Put Option while it was outstanding was immaterial.

3.	FASB Interpretation No. 48

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties, was recorded as a reduction to retained earnings and an increase in net income taxes payable. As a result of the adoption of FIN 48, the Company had approximately $10.9 million of unrecognized income tax benefits as of July 1, 2007, of which approximately $1.9 million represented accrual for interest and penalties.

During the three and nine months ended March 31, 2008, the Company recorded additional non-current unrecognized income tax benefits of approximately $4.4 million and approximately $5.3 million, respectively, including interest and penalties. These amounts have been recorded as non-current since the Company does not anticipate making a payment within 12 months of the balance sheet date. If recognized, the unrecognized income tax benefits would be recognized as a reduction of income tax expense, impacting the effective income tax rate. The Company has reviewed its uncertain income tax positions in accordance with FIN 48, and currently is not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on its consolidated financial position, results of operations and cash flows in the next twelve months.

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

4.	Inventory

The components of inventory are as follows:

(in thousands)	March 31, 2008	June 30, 2007
Raw materials	$5,509	$5,687
Work-in-process	74	38
Finished goods	55,892	42,065
Total inventory	$61,475	$47,790

The Company maintains a reserve for obsolescence for inventory of approximately $11.1 million at March 31, 2008 compared to approximately $9.9 million at June 30, 2007. During the three months ended March 31, 2008 and March 31, 2007, respectively, the Company reserved approximately $0.6 million and approximately $0.7 million, and during the nine months ended March 31, 2008 and March 31, 2007, respectively, approximately $1.7 million and approximately $2.1 million. All reserves related to potentially obsolete and slow moving products. Foreign currency translation increased the reserve for obsolescence for inventory by approximately $1.1 million as of March 31, 2008.

5.	Investments, non-current

As of March 31, 2008, the Company held approximately $69.7 million of long-term debt instruments with variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process (“auction rate securities”). These securities are supported by student loans for which repayment is either backed by the Federal Family Education Loan Program or insured by AMBAC Financial Group. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities had previously been classified as short-term investments available-for-sale. The Company held approximately $87.0 million in auction rate securities as of June 30, 2007.

During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2008. The Company does not believe its investments in auction rate securities have been impaired, either temporarily or permanently, as the underlying securities and collateral have not been down-graded from their AAA ratings due to failed auctions, and the Company has continued to be paid interest on these securities at the applicable penalty rate. Additionally, the Company has the financial ability and intent to hold its investments in auction rate securities until successful auctions occur or through the current market conditions. The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis. As of March 31, 2008, there were no unrealized gains or losses on these investments and the Company recognized no gains or losses related to the sale of its investments in auction rate securities during the three or nine month periods ended March 31, 2008 and 2007.

6.	Goodwill and intangible assets

During the first quarter of fiscal year 2008, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2007. Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2007.

7.	Other comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended Mach 31,		Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Net income	$25,146	$19,450	$70,539	$52,578
Other comprehensive income:
Foreign currency translation adjustments	20,865	2,277	37,252	9,831
Amortization of prior year pension costs	160	—	486	—
Total comprehensive income	$46,171	$21,727	$108,277	$62,409

The foreign currency translation adjustments of approximately $20.9 million and approximately $37.3 million for the three and nine months ended March 31, 2008 were primarily due to foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar.

8.	Line of credit

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009. The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”). The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, the Company is required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit. The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of March 31, 2008, the Company had approximately $1.1 million outstanding under the Credit Agreements and had approximately $63.9 million available for future borrowings. The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.1 million at the March 31, 2008 exchange rate).

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.6 million at the March 31, 2008 exchange rate.) Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2008, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the March 31, 2008 exchange rate) of the credit facility has been utilized for guarantees.

As of March 31, 2008, the Company had approximately $65.3 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2008 was 2.3%.

9.	Share-based compensation

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. With respect to directors, the Company’s policy and practice during the current period was that only those directors who are either employees of or consultants to the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since the inception of the stock option plan in 1991, the Company has authorized 34.0 million shares for issuance upon exercise of options, of which approximately 3.0 million shares are available for future grants as of March 31, 2008. As of March 31, 2008, options to purchase approximately 6.4 million shares were outstanding, including currently exercisable options to purchase approximately 3.6 million shares.

The Company accounts for its option awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options incrementally vest.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Selling, general and administrative	$3,373	$3,581	$12,645	$8,851
Research and development	243	182	799	422
Total non-cash share-based compensation expense	3,616	3,763	13,444	9,273
Income tax benefit	(801)	(867)	(3,315)	(1,981)
Total non-cash share-based compensation expense, net of tax benefit	$2,815	$2,896	$10,129	$7,292

Impact on diluted net income per share	$0.04	$0.04	$0.13	$0.09

During the three months ended December 31, 2007, the Company granted to the Company’s Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, options to purchase 240,000 shares. In accordance with the terms of the option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement, as he is over the retirement age of 62. Although Mr. Giannopoulos has not retired, the Company recorded 100% of the non-cash share-based compensation expense related to the 240,000 options granted to Mr. Giannopoulos during the three months ended December 31, 2007 of approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share for the nine months ended March 31, 2008) because he was over the age of 62 at the time he received the options.

No compensation expense was capitalized for the three and nine months ended March 31, 2008 and March 31, 2007 because no stock options were granted to employees whose labor costs were capitalized as software development costs.

As of March 31, 2008, there was approximately $23.5 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.0 years.

10.	Recent accounting pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently reviewing the impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position, results of operations and cash flows.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently reviewing the impact of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows.

11.	Net income per share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Net income	$25,146	$19,450	$70,539	$52,578
Effect of minority put arrangement	(153)	—	(480)	—
Net income available to common shareholders	$24,993	$19,450	$70,059	$52,578

Average number of common shares outstanding	81,368	81,164	81,655	79,604
Dilutive effect of outstanding stock options	1,806	2,183	1,877	2,787
Average number of common shares outstanding
assuming dilution	83,174	83,347	83,532	82,391

Basic net income per share	$0.31	$0.24	$0.86	$0.66
Diluted net income per share	$0.30	$0.23	$0.84	$0.64

Anti-dilutive weighted average number of shares
excluded from reconciliation	1,340	1,894	1,030	2,308

Net income for the three months ended March 31, 2008 and March 31, 2007 include approximately $3.6 million ($2.8 million, net of tax) and $3.8 million ($2.9 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.04 for both the three months ended March 31, 2008 and March 31, 2007.

Net income for the nine months ended March 31, 2008 and March 31, 2007 include approximately $13.4 million ($10.1 million, net of tax) and $9.3 million ($7.3 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.13 and $0.09 for the nine months ended March 31, 2008 and March 31, 2007, respectively. See Note 9, “Share-based Compensation.”

12.	Segment reporting data

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. SFAS No. 131 requires segmentation based on the Company’s internal organization and reporting of financial results. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

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

All of the Company’s recent business acquisitions involved companies that offer similar or complementary products and services to those currently offered by the Company; accordingly, the acquired businesses have been incorporated into the existing four operating segments based on their geographic locations, and they are then operated, managed, and evaluated as a part of the applicable operating segment.

A summary of the Company’s reportable segments is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Revenue(1):
U.S.	$107,891	$93,226	$316,385	$269,594
International	184,462	147,718	533,461	403,988
Intersegment eliminations	(55,166)	(40,388)	(152,226)	(109,450)
Total revenue	$237,187	$200,556	$697,620	$564,132

Income before taxes, minority interests and equity
in net earnings of affiliates(1):
U.S.	$13,994	$8,437	$32,156	$22,733
International	68,681	55,082	199,178	147,434
Intersegment eliminations	(44,587)	(33,574)	(123,591)	(89,852)
Total income before taxes, minority interests and equity in net earnings of affiliates	$38,088	$29,945	$107,743	$80,315

	As of
(in thousands)	March 31, 2008	June 30, 2007
Identifiable assets (2):
U.S.	$473,371	$443,331
International	541,154	403,425
Total identifiable assets	$1,014,525	$846,756

(1)	Amounts are based on the location of the selling entity, and include export sales.
(2)	Amounts are based on the physical location of the asset.

13.	Shareholders’ equity

In fiscal year 2002, the Board of Directors authorized the purchase of up to four million shares of the Company’s common stock, and during fiscal year 2005 the Company purchased all of the remaining unpurchased shares under the fiscal year 2002 authorization. In fiscal year 2005, the Board of Directors authorized the purchase of an additional four million shares of the Company’s common stock. As of October 2007, the Company purchased all of the remaining unpurchased shares under the fiscal year 2005 authorization. In November 2007, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock. The Company has incurred an aggregate of approximately $0.1 million in fees related to all three of the stock purchase plans. As of March 31, 2008, 0.8 million additional shares may be repurchased under the November 2007 authorization.

A summary of the cumulative number of shares purchased and retired since the inception of the current repurchase program through March 31, 2008, plus the shares purchased and retired under the previous repurchase programs, is as follows:

	Number of Shares (in thousands)	Average Price Paid Per Share	Total Price Paid (in thousands)
Total shares purchased as of June 30, 2007	7,533	$14.77	$111,284
July 2007 – March 2008	1,644	$32.55	53,499
	9,177	$17.96	$164,783

14.	Pension benefits

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

The components of net period pension cost are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Service cost	$162	$139	$485	$418
Interest cost	219	174	654	521
Amortization of prior service cost	161	137	486	411
	$542	$450	$1,625	$1,350

15.	Contingencies

In its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company reported on a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are customers of the Company. The Company is currently providing indemnity coverage to five of the defendants who are customers of the Company in accordance with applicable provisions of the contracts between the Company and those customers. Through March 31, 2008, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. During the three month period ended December 31, 2007, the Court ordered the case stayed pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. We have moved to dismiss the complaint on various grounds, Heartland has responded to that motion, and we have filed a reply to that response. The court has not yet ruled on the motion. Based on currently available information, and analysis by counsel, we do not believe that our relationships and agreements with Merchant Link and Paymentech are anti-competitive or otherwise violate either federal antitrust law or applicable New Jersey law.

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

Examples of such forward-looking statements include:

•	our expectations regarding the impact of competition on product and service margins;
•	our statements regarding the effects of currency fluctuations (in particular, Euro fluctuations) on our financial performance;
•	our expectation that customers with which we do the largest amount of business will change from period to period;
•	our belief that our reserve against future indemnity expenditures will be sufficient;
•	our statements about the effects of larger customer orders on our quarterly earnings, revenues, and total revenues;
•	our statements regarding the costs associated with maintaining compliance with applicable legal, financial, and industry requirements and standards;
•	our beliefs regarding the effects on our results of operations or financial position of any current legal proceedings in which we may be involved;
•	our expectations regarding effective tax rates in future periods, and the effects of tax audits in certain jurisdictions;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our beliefs regarding impairment of our investments in auction rate securities, and our ability and intent to retain those investments under current market conditions;
•	our expectations regarding our exposure to interest rate risk; and
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk.

Factors that may affect future results

Current market conditions, and world political and economic uncertainty, make it difficult to predict whether we can continue to achieve revenue and profitability growth over the remainder of the current fiscal year. Because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes. Rising oil and gas prices also directly and indirectly can have a significant impact on our customers, and, accordingly, on our business. In sum, our primary customers - the hospitality, travel, restaurant, and retail industries - are highly sensitive to economic, political, and environmental disturbances, all of which are not only outside of our (and, frequently, their) control, but also are extraordinarily difficult to predict with any accuracy, and affect our financial position and the results of our operations.

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

We have invested a portion of our cash in auction rate securities, which, in light of current market conditions, have not been as liquid an investment as originally anticipated. There is also the possibility that the underlying security and collateral could have their AAA ratings downgraded by the applicable credit rating agencies, which could impair the value of our investment.

Our quarterly financial results frequently are dependent upon the timing and size of customer orders, because larger orders have at times accounted for a meaningful portion of quarterly earnings. We expect that the customers with whom we do the largest amount of business will change from year to year and sometimes from quarter to quarter, depending on the timing of the roll-outs of their systems. Moreover, any changes to a customer’s delivery requirements could affect the timing of our recognition of the associated revenue.

Changes to the schedule for completion and release of new products and services can also directly affect our quarterly financial results – if, for example, a product’s expected general release date must be delayed, revenues that we may have expected in one quarter may not be realized until a subsequent quarter.

Our products and services must continually be updated to comply with applicable new laws, regulations, and industry standards, including, by way of example, the security and data protection rules promulgated by the credit card associations, and to comply with changes to existing laws, regulations, and standards. Because laws, regulations, and standards, and the interpretations and applications of those laws, regulations, and standards frequently change, we expect to continue to incur costs associated with modifying our products and services to become and remain compliant, and it is difficult to reliably predict the magnitude of those costs.

The foregoing is in addition to those other risks and uncertainties disclosed in this report and our other SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007.

Overview

We are a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services including installation, training, maintenance and support, customer development and software hosting. Our enterprise solutions comprise three major areas:

(1) Hotel information systems, which consist of software encompassing property management systems, sales and catering systems, central reservation systems, and customer information systems. We have provided hotel information systems to more than 21,000 hotels worldwide.

(2) Restaurant information systems, which consist of hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications. We have installed over 310,000 systems in table and quick service restaurants, hotels, motels, casinos, leisure and entertainment, and retail operations in more than 140 countries and on all seven continents.

(3) Specialty retail information systems, which consist of software encompassing point-of-sale, loss prevention, business analytics, customer gift cards, and enterprise applications. We have provided retail information systems to more than 90,000 specialty retail stores worldwide.

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

We manage our business geographically and are organized and operate in two reportable segments for financial reporting purposes: U.S. and International. International reportable segment operations are primarily in Europe, the Pacific Rim and Latin America. For purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International reportable segments separately in operating our business, although the products and services are similar for each segment. In each of these two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold must be customized for each segment to address local issues, laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.

Results of Operations

All references to share data in this Item 2 have been adjusted to reflect the two-for-one stock split effected on February 5, 2008.

Revenue:

Three Months Ended March 31, 2008:

An analysis of the sales mix by reportable segments is as follows (amounts are based on the location of the selling entity, net of intersegment eliminations, and include export sales):

	Three Months Ended March 31,
	U.S.		International		Total
(in thousands)	2008	2007	2008	2007	2008	2007
Hardware	$32,813	$29,878	$32,476	$28,663	$65,289	$58,541
Software	14,189	12,406	23,721	21,626	37,910	34,032
Service	57,830	48,090	76,158	59,893	133,988	107,983
	$104,832	$90,374	$132,355	$110,182	$237,187	$200,556

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended March 31,
	2008	2007
Hardware	27.5%	29.2%
Software	16.0%	17.0%
Service	56.5%	53.8%
	100.0%	100.0%

For the three months ended March 31, 2008, total revenue was approximately $237.2 million, an increase of approximately $36.6 million, or 18.3% compared to the same period last year, of which approximately $12.9 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue is due primarily to an increase in service revenue. The increase in our service revenue primarily resulted from expansion of our customer base and increases in the volume of our support services that reflects increased recurring support revenue from existing customers. The increase in recurring support revenue contributed 56.3% and the increase in installation revenue relating to the expansion of our customer base contributed 30.8% of the service revenue increase. Additionally, approximately $7.5 million of the increase in our service revenue was due to the favorable foreign currency exchange rate fluctuation. The increase in hardware revenue reflects an overall sales volume increase and approximately $3.2 million due to favorable foreign currency exchange rate fluctuation. We released Workstation 5, our latest point of sale hardware, in October 2007.

The International segment sales for the three months ended March 31, 2008 increased approximately $22.2 million as a result of the following:

•	An approximately $16.3 million or 27.2% increase in services revenue, of which approximately $7.5 million was due to favorable foreign currency exchange rate fluctuation;
•	An approximately $3.8 million or 13.3% increase in hardware sales, of which approximately $3.2 million was due to favorable foreign currency exchange rate fluctuation; and
•	An approximately $2.1 million or 9.7% increase in software sales, of which approximately $2.2 million was due to favorable foreign currency exchange rate fluctuation.

The above increases were due to continued expansion of our customer base coupled with increased recurring support revenue from existing customers, approximately $12.9 million in additional revenue generated from favorable foreign currency exchange rate fluctuation, mainly between Euro and U.S. dollar and additional revenue generated from various acquisitions that were completed after March 31, 2007.

U.S. segment sales increased approximately $14.5 million for the three months ended March 31, 2008 compared to the same period last year. The increase was primarily the result of an increase in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers.

Nine Months Ended March 31, 2008:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Nine Months Ended March 31,
	U.S.		International		Total
(in thousands)	2008	2007	2008	2007	2008	2007
Hardware	$99,292	$86,875	$98,092	$81,269	$197,384	$168,144
Software	43,847	35,613	69,431	58,927	113,278	94,540
Service	164,283	137,554	222,675	163,894	386,958	301,448
	$307,422	$260,042	$390,198	$304,090	$697,620	$564,132

An analysis of the total sales mix as a percent of total revenue is as follows:

	Nine Months Ended March 31,
	2008	2007
Hardware	28.3%	29.8%
Software	16.2%	16.8%
Service	55.5%	53.4%
	100.0%	100.0%

For the nine months ended March 31, 2008, total revenue was approximately $697.6 million, an increase of approximately $133.5 million, or 23.7% compared to the same period last year, of which approximately $33.6 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue is due primarily to increases in service revenue. The increase in our service revenue primarily resulted from expansion of our customer base and increases in the volume of our support services that reflects increased recurring support revenue from existing customers. The increase in recurring support revenue contributed 54.5% and the increase in installation revenue relating to the expansion of our customer base contributed 29.4% of the service revenue increase. Additionally, approximately $19.0 million of the increase in our service revenue was due to the favorable foreign currency exchange rate fluctuation. As stated above, we released Workstation 5, our latest point of sale hardware, in October 2007.

The International segment sales for the nine months ended March 31, 2008 increased approximately $86.1 million as a result of the following:

•	An approximately $58.8 million or 35.9% increase in services revenue, of which approximately $19.0 million was due to favorable foreign currency exchange rate fluctuation;
•	An approximately $16.8 million or 20.7% increase in hardware sales, of which approximately $8.8 million was due to favorable foreign currency exchange rate fluctuation; and
•	An approximately $10.5 million or 17.8% increase in software sales, of which approximately $5.8 million was due to favorable foreign currency exchange rate fluctuation.

The above increases were due to continued expansion of our customer base coupled with increased recurring support revenue from existing customers, approximately $33.6 million in additional revenue generated from favorable foreign currency exchange rate fluctuation, mainly between Euro and U.S. dollar, and additional revenue generated from various acquisitions that were completed after March 31, 2007.

U.S. segment sales increased approximately $47.4 million for the nine months ended March 31, 2008 compared to the same period last year. The increase primarily was the result of an increase in service revenues from expansion of our customer base coupled with recurring support revenue from existing customers.

Cost of Sales:

Three Months Ended March 31, 2008:

An analysis of the cost of sales is as follows:

	Three Months Ended March 31,
	2008		2007
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$42,882	65.7%	$37,745	64.5%
Software	7,648	20.2%	7,597	22.3%
Service	62,398	46.6%	50,199	46.5%
	$112,928	47.6%	$95,541	47.6%

For the three months ended March 31, 2008 and 2007, cost of sales as a percent of revenue were 47.6%. Hardware cost of sales as a percent of related revenue increased 1.2% compared to the same period last year primarily as a result of an increase in freight costs, partially offset by a favorable change in product mix. The sale of Workstation 4 and Workstation 5 (released in October 2007) generate higher margin than third party hardware sales.

Software cost of sales as a percent of related revenue decreased approximately 2.1% compared to the same period last year. The decrease was a result of an overall decrease in substantially all software costs and a favorable change in product mix between internally developed software versus software purchased from third party suppliers. Service costs as a percent of related revenue increased approximately 0.1% compared to the same period last year due to increased travel costs, substantially offset by lower labor costs.

Nine Months Ended March 31, 2008:

An analysis of the cost of sales is as follows:

	Nine Months Ended March 31,
	2008		2007
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$127,105	64.4%	$107,981	64.2%
Software	25,671	22.7%	21,593	22.8%
Service	180,783	46.7%	142,020	47.1%
	$333,559	47.8%	$271,594	48.1%

For the nine months ended March 31, 2008, cost of sales as a percent of revenue was 47.8%, a decrease of 0.3% compared to the same period last year. Hardware cost of sales as a percent of related revenue increased 0.2% compared to the same period last year. The increase was primarily as a result of an increase in freight costs, partially offset by a favorable change in product mix and lower cost of sales for third party hardware compared to the same period last year.

Software cost of sales as a percent of related revenue decreased approximately 0.1% compared to the same period last year. The decrease was primarily as a result of a favorable change in product mix between internally developed software versus software purchased from third party suppliers. Service costs as a percent of related revenue decreased approximately 0.4% compared to the same period last year primarily due to a decrease in maintenance service part costs and a decrease in overall service labor costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended March 31, 2008, were 32.0%, a decrease of 0.9% compared to the same period last year. This decrease primarily was due to our ability to leverage our costs with the increase in total revenue and also reflects a decrease in non-cash share-based compensation expenses as a percent of total revenue.

SG&A expenses as a percentage of revenue for the nine months ended March 31, 2008, were 32.5%, a decrease of 0.6% compared to the same period last year. This decrease was primarily due to our ability to leverage our costs with the increase in total revenue, partially offset by an increase in non-cash share-based compensation expenses of approximately $3.8 million recorded as a component of SG&A expenses, compared to the same period last year. The non-cash share-based compensation expenses for the nine months ended March 31, 2008 include a charge of approximately $3.2 million resulting from the grant of options to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, during the three months ended December 31, 2007. See “Share-Based Compensation Expense” below for further discussion.

Research and Development (“R&D”):

R&D expenses consist primarily of labor costs less capitalized software development costs. Non-cash share-based compensation expenses allocated to R&D were not capitalized as software development costs during the three and nine months ended March 31, 2008 and 2007 because no stock options were granted to employees whose labor costs were capitalized as software development costs. An analysis of R&D activities is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Total R&D incurred	$10,782	$9,467	$31,233	$25,215
Capitalized software development costs	(400)	(524)	(1,759)	(1,381)
Total R&D expenses	$10,382	$8,943	$29,474	$23,834

% of Revenue	4.4%	4.5%	4.2%	4.2%

The increase in total R&D incurred and capitalized software development costs for the nine months ended March 31, 2008 was primarily due to additional R&D incurred for our retail software products. Total R&D incurred includes approximately $0.2 million and approximately $0.2 million for the non-cash share-based compensation expense allocated to R&D for the three months ended March 31, 2008 and March 31, 2007, respectively, and approximately $0.8 million and approximately $0.4 million for the nine months ended March 31, 2008 and March 31, 2007, respectively.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended March 31, 2008 increased approximately $0.3 million to approximately $3.3 million compared to the same period last year. Depreciation and amortization expenses for the nine months ended March 31, 2008 increased approximately $1.6 million to approximately $10.8 million compared to the same period last year. The increases are primarily due to additional depreciation and amortization expenses on capital expenditures since March 31, 2007 and due to recent acquisitions.

Share-Based Compensation Expenses:

We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense, adjusted for expected pre-vesting forfeitures, is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested.

The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2008	2007	2008	2007
SG&A	$3,373	$3,581	$12,645	$8,851
R&D	243	182	799	422
Total non-cash share-based compensation expense	3,616	3,763	13,444	9,273
Income tax benefit	(801)	(867)	(3,315)	(1,981)
Total non-cash share-based compensation expense, net of tax benefit	$2,815	$2,896	$10,129	$7,292

Impact on diluted net income per share	$0.04	$0.04	$0.13	$0.09

The non-cash share-based compensation expenses for the nine months ended March 31, 2008 include a charge of approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) resulting from the grant of options to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, during the three month period ended December 31, 2007. In accordance with the terms of the Company’s option plan, any options that he holds at the time of his retirement that have not yet vested will vest immediately upon his retirement, as he is over the retirement age of 62. Although Mr. Giannopoulos has not retired, we expensed 100% of share-based payment charge related to his option grant during the three months ended December 31, 2007, because he was over the age of 62 at the time he received the options.

Income from Operations:

Income from operations for the three months ended March 31, 2008 was approximately $34.8 million, an increase of approximately $7.5 million or 27.7%, compared to the same period last year. Income from operations for the nine months ended March 31, 2008 was approximately $97.2 million, an increase of approximately $24.3 million or 33.3%, compared to the same period last year. The increase for the three months ended March 31, 2008 was primarily due to an increase in revenue, decreases in operating expenses as a percent of revenue and an increase due to favorable foreign currency exchange rate fluctuation (mainly between Euro and U.S. dollar). The increase for the nine months ended March 31, 2008 was primarily due to an increase in revenue, higher margins, decreases in operating expenses as a percent of revenue and an increase due to favorable foreign currency exchange rate fluctuation, partially offset by an increase of approximately $4.2 million in non-cash share-based compensation expense compared to the same period last year.

Non-operating Income:

Net non-operating income for the three months ended March 31, 2008, was approximately $3.3 million, an increase of approximately $0.6 million compared to the same period last year. The increase was primarily due to an increase in interest income resulting from overall higher cash and cash equivalents balances and non-current investment balances, substantially offset by foreign exchange loss.

Net non-operating income for the nine months ended March 31, 2008 was approximately $10.5 million, an increase of approximately $3.1 million compared to the same period last year. The increase was primarily due to an increase in interest income resulting from overall higher cash and cash equivalents balances and non-current investment balances, partially offset by foreign exchange loss.

Income Tax Provisions:

The effective tax rates for the three months ended March 31, 2008 and 2007 were 32.5% and 33.9%, respectively. The effective tax rates for the nine months ended March 31, 2008 and 2007 were 33.3% and 33.5%, respectively. The effective tax rates for the three and nine months ended March 31, 2008 were less than the 35.0%, U.S. statutory federal income tax rate, mainly due to the increased proportion of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities per the Internal Revenue Service code.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, foreign withholding taxes and enacted tax rate changes in foreign jurisdictions and the recognition of certain discrete items in the periods.

Based on currently available information, we estimate that the fiscal year 2008 effective tax rate will be approximately 33.3%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized in accordance with the interim reporting requirements of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties, was recorded as a reduction to retained earnings and an increase in net income taxes payable. As a result, we had approximately $10.9 million of unrecognized income tax benefits as of July 1, 2007, of which approximately $1.9 million represented accrual for interest and penalties.

During the three months and nine months ended March 31, 2008, we recorded additional non-current unrecognized income tax benefits of approximately $4.4 million and approximately $5.3 million, respectively, including interest and penalties. These amounts have been recorded as non-current since we do not anticipate making a payment within 12 months of the balance sheet date. If recognized, the unrecognized income tax benefits would be recognized as a reduction of income tax expense, impacting the effective income tax rate. We have reviewed our uncertain income tax positions in accordance with FIN 48, and currently we are not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on our consolidated financial position, results of operations and cash flows in the next twelve months.

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

Recent accounting pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently reviewing the impact of the adoption of SFAS 141(R) on our consolidated financial position, results of operations and cash flows.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently reviewing the impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

We believe the following are our accounting policies that involve our more significant judgments and estimates used in the preparation of the condensed financial statements:

•  Revenue recognition and deferred revenue;
•  Allowance for doubtful accounts;
•  Inventory;
•  Non-cash share-based compensation;
•  Capitalized software development costs;
•  Valuation of long-lived assets, including intangible assets and impairment review of goodwill;
•  Contingencies and litigation;
•  Income taxes; and
•  Foreign currency translation.

We have reviewed our critical accounting policies and estimates and the related disclosures with our Audit Committee. These policies and procedures are described further in our Annual Report on Form 10-K for the year ended June 30, 2007 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

Liquidity and capital resources

Sources and Uses of Cash and Cash Equivalents

The Company’s consolidated statements of cash flows summary is as follows:

	Nine Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$129,263	$67,245
Investing activities	(6,978)	(46,102)
Financing activities	(17,674)	42,766

Operating activities:
Net cash provided by operating activities for the nine months ended March 31, 2008 increased approximately $62.0 million compared to the nine months ended March 31, 2007 due primarily to an approximately $21.0 million increase in deferred service revenue, an approximately $18.0 million increase in net income, an approximately $17.6 million increase in cash provided by improved accounts receivables collection.

Investing activities:
Net cash used in investing activities for the nine months ended March 31, 2008 was approximately $7.0 million, primarily as a result of approximately $12.9 million used for acquisitions, substantially in connection with our acquisition of Check in Data, and approximately $11.9 million used to purchase property, plant and equipment and internally develop software to be licensed to others. The cash used in investing activities was partially offset by net proceeds from the sale of auction rate securities exceeding investments in auction rate securities by approximately $17.3 million. See “Capital Resources,” below, for a discussion of our investments in auction rate securities.

Net cash used in investing activities for the nine months ended March 31, 2007 was approximately $46.1 million, including approximately $36.0 million for acquisitions, of which approximately $29.8 million was for the acquisition of the RedSky IT Hospitality, Travel and Retail subsidiaries of RedSky IT in January 2007 and approximately $6.2 million was for acquisitions of various distributors of MICROS products and services and two other companies with complementary products and services. We also used approximately $10.4 million to purchase property, plant, and equipment and internally developed software to be licensed to others. We did not invest in auction rate securities during the nine months ended March 31, 2007.

Financing activities:
Net cash used in financing activities for the nine months ended March 31, 2008 was approximately $17.7 million, primarily due to stock repurchases of approximately $53.5 million, offset by proceeds from stock option exercises of approximately $27.1 million and realized tax benefits from stock option exercises of approximately $11.1 million.

Net cash provided by financing activities for the nine months ended March 31, 2007 was approximately $42.8 million, consisting primarily of proceeds from stock option exercises of approximately $31.4 million and realized tax benefits from stock option exercises of approximately $15.7 million, partially offset by our stock repurchases of approximately $2.4 million.

At March 31, 2008, all cash and cash equivalents were being retained for the operation, expansion of the business and for the repurchase of our common stock.

Capital Resources

At March 31, 2008, we had approximately $374.8 million in cash and cash equivalents. Additionally, we had approximately $69.7 million invested in long-term instruments with variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through auction process (“auction rate securities”). These securities are supported by student loans for which repayment is either backed by the Federal Family Education Loan Program or insured by AMBAC Financial Group. Due to the liquidity provided by the interest reset mechanism and the short-term nature of our investments, the auction rate securities had previously been classified as short-term investments available-for-sale. During February 2008, the auctions for these auction rate securities began to fail to obtain sufficient bids to establish a clearing rate and were not saleable in the auction, thereby losing the short-term liquidity previously provided by the auction process. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2008. We do not believe our investments in auction rate securities have been impaired, either temporarily or permanently, as the underlying securities and collateral have not been down-graded from their AAA ratings, and we have continued to be paid interest on these securities at the applicable penalty rate. Additionally, we have the financial ability and intent to hold our investments in auction rate securities until a successful auctions occur. We plan to continue to monitor the liquidity situation in the marketplace and the creditworthiness of our holdings and will perform periodic impairment analysis.

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009. The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”). The international facility is secured by 65% of the capital stock of our main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, we are required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit. The Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies. In case of an event of default, as defined in the Credit Agreements, that is not cured within the applicable cure period (with respect to those defaults for which the Credit Agreements provide a cure period), the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of March 31, 2008, we had approximately $1.1 million outstanding under the Credit Agreements and had approximately $63.9 million available for future borrowings. The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.1 million at the March 31, 2008 exchange rate).

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.6 million at the March 31, 2008 exchange rate.) Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of March 31, 2008, there were no balances outstanding on his credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the March 31, 2008 exchange rate) of the credit facility has been utilized for guarantees.

As of March 31, 2008, we had approximately $65.3 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2008 was 2.3%.

We believe that our cash and cash equivalents, cash generated from operations and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future. Nevertheless, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock. We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2008 will be approximately $14 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $390.2 million and approximately $304.1 million during the nine months ended March 31, 2008 and March 31, 2007, respectively.

Our significant international business and presence expose us to certain market risks, such as currency fluctuation, interest rate changes, and political risks. With respect to currency risk, we transact business in different currencies through our foreign subsidiaries. The fluctuation of currencies affects sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency.

In the nine months ended March 31, 2008 and March 31, 2007, we transacted business in 36 currencies and 34 currencies, respectively.

The relative currency mix for the three and nine months ended March 31, 2008 and March 31, 2007 were as follows:
	% of Reported Revenue
	Three Months Ended March 31,		Nine Months Ended March 31,		Exchange Rates March 31,
Revenues by currency (1):	2008	2007	2008	2007	2008	2007
United States Dollar	49%	51%	49%	52%	1.0000	1.0000
European Euro	23%	26%	22%	24%	1.5787	1.3358
British Pound Sterling	9%	7%	9%	7%	1.9846	1.9679
Canadian Dollar	2%	1%	2%	1%	0.9740	0.8661
Australian Dollar	1%	3%	2%	3%	0.9140	0.8092
Mexican Peso	2%	2%	2%	2%	0.0940	0.0906
All Other Currencies (2), (3)	14%	10%	14%	11%	0.2905	0.1649
Total	100%	100%	100%	100%

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

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the nine months ended March 31, 2008 would have affected total revenues by approximately $15.0 million, or 2.1%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

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

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. Our interest rate risk has not changed materially from June 30, 2007, and we do not currently foresee any significant changes in exposure or in how we manage this exposure in the near future. For borrowings in U.S. currency, the Credit Agreements bear interest at higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters. At March 31, 2008, we had total borrowings of approximately $1.1 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at March 31, 2008. Our exposure to fluctuations in interest rates will be affected by the outstanding amount under the Credit Agreements, the applicable interest rate, and any outstanding instruments to hedge exposure to interest rate risk. As our total borrowing as of March 31, 2008 was approximately $1.1 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations and cash flows.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above. See “Capital Resources,” in Item 2 above for a discussion of our investments in auction rate securities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company reported on a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are customers of the Company. The Company is currently providing indemnity coverage to five of the defendants who are customers of the Company in accordance with applicable provisions of the contracts between the Company and those customers. Through March 31, 2008, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. During the three month period ended December 31, 2007, the Court ordered the case stayed pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. We have moved to dismiss the complaint on various grounds, Heartland has responded to that motion, and we have filed a reply to that response. The court has not yet ruled on the motion. Based on currently available information, and analysis by counsel, we do not believe that our relationships and agreements with Merchant Link and Paymentech are anti-competitive or otherwise violate either federal antitrust law or applicable New Jersey law.

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

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on October 17, 2007.
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934 (filed herewith).
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: May 1, 2008	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: May 1, 2008	/s/	Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller