Form 10-K
period 2008-06-30
MICROS SYSTEMS INC
filed 2008-08-29
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

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

443-285-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange
Common Stock, par value $0.00625 per share	The NASDAQ Stock Market LLC

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

YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2007 was $2,848,019,543.

At the close of business on July 31, 2008, there were issued and outstanding 80,694,771 shares of Registrant’s Common Stock at $0.00625 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission, and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held November 21, 2008, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and specialty retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.

References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis, unless the context indicates otherwise. Our fiscal year runs from July 1 through June 30, and so that references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2008 means the 12-month period ending June 30, 2008.

We operate in two reportable segments for financial reporting purposes: U.S. and International. You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 18, “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In each of these two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold may be configured for each segment to address local issues, laws, tax requirements and customer preferences, the products and services are substantively similar worldwide.

Almost all of our customers are in the hospitality industry or the specialty retail industry. The hospitality industry comprises numerous defined markets, including lodging (e.g., individual hotel sites, hotel chains and franchise groups, and centrally deployed systems, such as hotel central reservation systems), table service restaurants, quick service restaurants, entertainment venues (e.g., stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships. The specialty retail industry consists of retail operations selling directly to consumers, including retailers of clothing, shoes, food, hardware, jewelry, and other specialty items.

Our enterprise information solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) specialty retail information systems. In addition to our software enterprise solutions and hardware products, we offer an extensive array of services and other products for our hotel, restaurant and retail information systems. The hotel information systems consist mainly of software, encompassing property based management systems (“PMS”), related property-specific modules and applications, and central systems, including central reservation systems (“CRS”). The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications. The specialty retail systems consist of software encompassing POS, loss prevention, web commerce applications, business analytics, customer gift cards, and enterprise applications.

We market our hotel systems directly to U.S.-based customers, and through our subsidiaries and international distributors to non-U.S.-based customers. Our hotel PMS applications are installed worldwide in leading hotel chains, including the following:

· Accor (France)	· Hilton International	· Peninsula (Hong Kong)
· Best Western	· Hyatt International	· Shangri-La (Hong Kong)
· Camino Real (Mexico)	· InterContinental Hotels Group	· Société du Louvre (France)
· Carlson Hotels	· Kempinski (Germany)	· Solare (Japan)
· Danubius (Bulgaria)	· Loews	· Starwood International
· Dusit Thani (Thailand)	· MGM Mirage	· Steigenberger
· Extended Stay America	· Marriott International	· Thistle (United Kingdom)
· Fairmont	· Millennium	· Wyndham Worldwide, and
· Federal (Malaysia)	· Mövenpick (Switzerland)	· Wynn Resorts
· Four Seasons	· Omni

Globally, there are approximately 25,000 MICROS PMS applications installed (most of which are accompanied by other property-specific modules and applications.)

The MICROS CRS is installed in numerous hotel chains, including the following:

· Boscolo (Italy)	· MacDonalds (UK)	· Sokos (Finland)
· Camino Real	· MGM Mirage	· Starhotels (Italy)
· Constellation (Australia)	· Oberoi (India)	· Sun International (South Africa)
· Equatorial (Malaysia)	· Omni	· Thistle
· Fairmont	· Pan Pacific (Singapore)	· Westmark
· Four Seasons	· Red Lion	· Wyndham Worldwide, and
· Great Wolf Resorts	· Rydges (Australia)	· Wynn Resorts
· Hard Rock Hotels	· Shangri-La
· Loews Hotels	· Société du Louvre

Globally, over 80 hotel chains or individual hotel sites have installed MICROS’s CRS applications.

We market our restaurant systems directly, through certain subsidiaries, and through our domestic and international dealers. Our restaurant POS systems are installed worldwide. Major table service restaurant chain customers include the following:

· Bertucci’s	· Fazer Amica (Finland)	· Lone Star
· Chevy’s	· Friendly’s	· Marie Callender’s
· Corporación Mexicana de	· Groupe Le Duff (France)	· Mitchells and Butlers (U.K.)
Restaurantes (Mexico)	· Hard Rock Café	· Perkins
· Cracker Barrel	· HMS Host	· Rainforest Cafe
· Denny’s	· Hooters	· Ruby Tuesday’s
· Eat ‘n Park	· International House of Pancakes	· T.G.I. Friday’s
· El Torito	· Johnny Carinos	· VIPS (Spain)
· ESPN Zone	· La Madeleine	· Whitbread PLC (United Kingdom).

Major quick service chain restaurant (“QSR”) customers include Burger King, as well as numerous franchisees of the following:

· Atlanta Bread	· Fuddruckers	· Starbucks (mainly international sites)
· Arby’s	· Grandy’s	· Subway
· Auntie Anne’s	· Krispy Kreme	· Tropical Smoothie Café
· Baja Fresh	· Nordsee (Germany)	· Wendy’s
· Ben & Jerry’s	· Pollo Campero (Guatemala)	· Zaxby’s, and
· Burger King	· Panera Bread	· Yum! Brands (Pizza Hut, KFC
· Checkers	· Popeye’s	International, and Taco Bell).
· El Pollo Loco	· Red Rooster (Australia)
· Fazoli’s	· Retail Brand Group

Our restaurant POS systems are also installed in hotel restaurants in chains, including Boyd Gaming, Camino Real, Danubius, Fairmont, Four Seasons, Global Hyatt, Hilton International, Hilton, Hyatt, InterContinental Hotels, Kempinski, Mandarin Oriental, Marriott International, Millennium, Omni, Pan Pacific, Peninsula, Radisson, Starwood, and Wyndham International. Additional significant markets for our POS systems include complex foodservice environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Users include Aramark, Anton’s, Compass, Delaware North, HMS Host, and various government entities. We have installed large POS systems in the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, The Venetian and Wynn Resorts. We supply and service POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.

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

MICROS Retail customers include the following retailers:

· Abercrombie & Fitch	· Home Depot Canada	· S & K Famous Brands
· Adidas AG (Germany) and Adidas USA	· Hugo Boss AG (Germany)	· Señor Frogs (Mexico)
· Armani Exchange	· J. Jill Group	· Shaw’s Markets
· Barney’s New York	· Jos. A. Banks Clothiers	· Steve Madden Retail
· Books-A-Million	· Limited Too	· Talbots
· Blain Supply	· Michael’s Arts and Crafts	· Urban Brands
· Blue Spirit (Italy)	· Polo Ralph Lauren	· the U.S. Mint
· Brazin Ltd. (Australia)	· Reebok Retail	· Zales, and
· CSK Auto	· Ritz Camera	· the four largest grocery chains in the UK
· Garnet Hill	· Roots Canada Ltd.
· Starbucks

Our specialty retail solutions are provided through our subsidiaries Datavantage, CommercialWare, Advance Retails Systems (Mexico), RedSky (United Kingdom), and eOne. In our marketing, we sometimes refer to this group of subsidiaries as the “MICROS Retail” group.

PRODUCTS AND SERVICES

Summary of Product Solutions (Software and Hardware):

Hotel Products	Description

Software

Fidelio Versions 7 and 8 PMS	PMS software products for hotel reservations

OPERA PMS	PMS software product for hotel reservations, targeted to full service hotels

OPERA Xpress PMS	PMS software product for hotels, targeted to limited service hotels

OPERALite PMS	PMS software for hotels, targeted to smaller hotels

OPERA Revenue Management System	Software that helps hotels develop and manage pricing strategies

OPERA Customer Information System	Software that manages customer information and loyalty programs

OPERA Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management

OPERA Web Booking Suite System	Software that enables OPERA PMS to receive Internet reservations

OPERA Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)

OPERA Sales Force Automation (SFA)	Software that manages leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains

OPERA Activity Scheduler	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.

OPERA Kiosk	Enables guest check-in and check-out at stand-alone kiosk, and other interactive features

myfidelio.net	An Internet based hotel reservation service and network

Fidelio Cruise Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry

Materials Management	Software that provides inventory control and costing for food production, mainly marketed to hotel restaurants

RedSky ImagInn	PMS software products for hotels, targeted at limited-service, independent, and economy hotels.

Restaurant Products	Description

Software

9700 HMS	POS software for large foodservice, leisure and entertainment venues

Simphony	Centrally-hosted POS for large foodservice, leisure and entertainment venues

3700 POS	POS software for table service and quick service restaurants

Restaurant Enterprise Series (RES) 3000	Suite of software products for 3700 POS

Kitchen Display System	Component of RES 3000, providing additional reporting capabilities and information

RES Kiosk	Component of RES 3000, for self-ordering and customer information via kiosk or other hardware

HSI Profit Series POS	POS software for table service restaurants (only marketed through the HIS division)

Indatec	POS software for small restaurants (only marketed in Europe)

mymicros.net	Suite of web based software products for use with restaurant POS products

myhsi.net	Suite of web based software products for HSI Profit Series

e7 POS	POS product for small restaurants (only marketed in North and South America)

Tangent POS	POS software for stadiums, arenas, and similar venues

Hardware

Workstation 5 Terminal	Windows CE POS and WEPOS terminal for restaurants

Workstation 4-LX Terminal;	Windows CE POS terminal for restaurants-enhanced version of Workstation 4

2010 PC Workstation	PC based POS terminal for restaurants

Keyboard Workstation Terminal	Windows CE POS terminal used in large complex foodservice, leisure and entertainment venues

Indatec POS Terminal	POS terminal that operates the Indatec POS software

JTECH Paging Products	Suite of paging products

Kitchen Display System	Hardware for kitchen display systems

Retail Products	Description

Software

Store 21 Store Management System	POS retail software product targeted for specialty retailers

Tradewind Store Management System	POS retail software product targeted for stores with high volume transactions

Xstore Management System	Java based POS retail software product

Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level for corporate control (which includes XBR Loss Prevention)

Gift Cards Software	Software product that manages a retailer’s gift card program

CWDirect Cross Channel Order Management System	Software that manages orders across multiple methods of ordering (phone, kiosk, Internet, etc.)

CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations

CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels

Creations	Software that manages and tracks a product’s lifecycle and its supply chain

eOneCommerce	Web site development and portal management services for business to business order management, customer list management and sales promotion support

Hotel Information Systems

For the hotel and resort industry, we develop, distribute, and support a complete line of hotel software products and services. The hotel information systems include PMS, sales and catering systems, CRS, customer information systems, revenue management systems, and an Internet/Global Distribution System based hotel reservation service called myfidelio.net. We also provide installation and end-user training services, and support services (including help desk) for our various software products.

Globally, there are approximately 25,000 active MICROS PMS installations, which includes some sites using PMS products for which MICROS has ceased ongoing development (although in many instances we continue to provide limited support services to those sites). Most of the hotels with MICROS PMS have also installed other MICROS property-specific modules and applications; additionally, there are over 2,000 hotels running various MICROS property-specific modules and applications without a MICROS PMS.

The PMS software provides for check-in and check out, reservations, guest accounting, travel agent accounting, engineering management, and interfaces to central reservation systems, to on-line travel services (also known as alternative distribution services, e.g., Expedia), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan). The sales and catering software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The CRS software enables hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The customer information system software enables hotels to efficiently capture and track relevant guest information. The revenue management system software enables hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. We also offer an Internet-based hotel reservation service via our myfidelio.net service. This service enables corporations, tourist representation services, and consumers to reserve rooms and manage reservations directly with designated hotels. This service also enables those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems, and to certain alternative distribution systems.

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

We believe that the OPERA software suite is important product line for our continued growth in the hotel information systems market, because we believe it reflects the future direction of PMS technology for us and the industry, and because it has been a material source of our revenue growth within the hotel industry. Over 75 hotel chains have implemented OPERA, many of which are in the midst of multi-year rollouts.

We also offer limited versions of the OPERA property management system called OPERAXpress and OPERALite. These products enable smaller properties to deploy the OPERA PMS, but at a lower price and with more limited product features. As of June 30, 2008, about 11,000 hotel sites have installed either Opera, OPERAXpress PMS, or OPERALite.

OPERA’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location. We offer hosting services for hotel customers in various data centers around the world (Ashburn and Manassas, Virginia; Buenos Aires, Argentina; Frankfurt, Germany, and Singapore) with the application accessed via Internet or similar high speed connections. Currently, there are approximately 2,000 hotels running Opera PMS or Opera Xpress PMS in a hosted environment.

In addition, we market a suite of hotel software products (PMS and other modules) under the Fidelio Version 7.0 brand name. Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database. As of June 30, 2008, over 5,100 hotels were using Fidelio Version 7.0.

We also offer a comprehensive portfolio of integrated, highly functional hotel PMS software solutions under the tradename ImagInn, which is targeted toward the limited-service, independent and economy hotel market. We acquired this product line as part of our acquisition of RedSky, which is now part of the MICROS Retail group. There are more than 2,000 sites using the Red Sky ImagInn PMS product.

Furthermore, in Europe we market a PMS product under the brand name Fidelio Version 8. This product contains certain Internet-based features and uses the Windows® operating system with an Oracle® database. The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 1,800 hotel sites as of June 30, 2008.

Additionally, we market Fidelio Cruise PMS, a specialized version of our PMS product, to the cruise industry. The Fidelio Cruise PMS enables cruise ships to manage their reservations and on-board operational needs including check-in and check-out, point-of-sale, passenger and crew administration, invoicing, maintenance tracking and passport document management. Fidelio Cruise software is installed in over 170 cruise ships. Customers include Carnival Cruise Lines, Cunard Line, Holland America, Norwegian Cruise Lines, P. & O. Cruises, Princess Cruises, Radisson Seven Seas Cruises, Star Cruises, Royal Caribbean International, and the U.S. Navy.

Restaurant Information Systems

Our restaurant systems include full-featured point of sale (“POS”) applications, hardware, and support services. Most of the products are designed to operate on industry standard PCs. Our products for order entry operate on either industry standard PCs or proprietary terminals with additional functionality and design appropriate for foodservice environments, including two types of proprietary intelligent terminals developed and designed by us.

Hardware

The workstations we have designed, and that we currently market and sell, are Workstation 5, Workstation 4-LX and Workstation 2010. We also integrate other hardware devices (e.g., printers, cash drawers, handheld order entry and credit card remote payment terminals, and pole displays) into our complete product offerings.

Workstation 5 is a PC based POS terminal using Microsoft’s XP operating system. The terminal is based upon the successful Workstation 4 POS terminal, which we previously marketed. Workstation 5 incorporates a faster microprocessor, a larger screen and advanced networking capabilities than Workstation 4. Key design elements of MICROS’s PC workstations, which Workstation 5 builds upon, are the encased nature of the screen, special materials to withstand various levels of temperature and humidity, more efficient energy use and sound capabilities. Workstation 5 is manufactured for us by GES Singapore Pte. Ltd. of Singapore (“GES”), a third party contract manufacturing company.

Workstation 4-LX is a thin-client POS terminal, using Microsoft’s Windows® CE operating system. The terminal has standalone resiliency, which means that even if the system server malfunctions, the POS terminal can continue to function and store data until the server is operational. Workstation 4-LX is manufactured by GES. Workstation 4-LX is also an updated version of our Workstation 4, but has a faster microprocessor and other improvements in memory management and data recovery over the prior model.

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

Software

Our main restaurant POS software systems are the 9700 Hospitality Management System (“HMS”), Simphony, the 3700 POS system, HSI POS, Indatec, the e7 Series, and Tangent POS. These systems provide transaction control for table service, quick service and large foodservice and entertainment venues.

Leisure and Entertainment Restaurants

The 9700 HMS is designed for larger leisure and entertainment venues, which include resorts, casinos, airport and other travel-related food service concessions, stadiums/arenas, theme parks, table service and quick service restaurants in hotels, and larger stand-alone restaurants. The 9700 HMS product has an open systems architecture running on Microsoft’s Windows® 2000 operating system. The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can address multiple restaurant operations. The product uses either an Oracle database or a proprietary database.

Simphony is a centrally-hosted POS product designed for leisure and entertainment venues. Simphony runs on either Microsoft SQL Server or Oracle databases. Its features and functionality are similar to those of the 9700 HMS. Simphony enables customers to deploy a POS product via a centrally-hosted architecture, thus eliminating the overhead cost of having software deployed at multiple locations.

The Tangent POS includes POS and related functions, and is designed for sports and entertainment facilities. Tangent POS is currently installed in more than 200 stadiums, arenas, and other large facilities in North America.

Table Service and Quick Service Restaurants

The 3700 POS is designed for table service and quick service restaurants. It has an open systems architecture using Microsoft’s Windows® XP operating system and a Sybase® relational database, and can run on standard PCs or proprietary workstations. It uses a color touch screen with a Microsoft Windows® based graphical user interface.

We have developed and we market a suite of back office and operation focused software solutions that extend beyond POS. The suite is called the Restaurant Enterprise Series (“RES”). RES is an important component of our strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions. The RES software solutions include point-of-sale transaction control, restaurant operations, data analysis, and communications. The POS software comprises the front-end application for the RES system. The restaurant operations modules include inventory, product forecasting, labor management, financial management, gift cards, and enterprise data management. One of those modules is the Kitchen Display System, which displays food orders and offers additional reporting capabilities on restaurant service. Another component is RES Kiosk, which enables customer information and self-ordering on third-party kiosks or other hardware. All of these modules are designed to operate at a single restaurant site.

For management of multiple restaurants, RES includes a suite of software products called Enterprise Management. This suite enables data to be transmitted to a remote site (e.g., the headquarters of a restaurant chain) for data collection and analysis. Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations.

We market a POS system called e7 mainly to smaller restaurants in North and South America. This product runs on the Workstation 5 and uses the Microsoft Windows® CE Operating system.

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

Ancillary Applications

Our design architecture enables existing users of many MICROS POS products to access new technologies and third party software applications in conjunction with their existing MICROS POS systems. In addition, many MICROS restaurant information system products interface with various back office accounting and property management systems, including our hotel PMS products.

We also have developed and market an Internet-based portal product called “mymicros.net.” Mymicros.net posts restaurant transaction POS detail to a centralized data warehouse in near real time. This product enables the customer to view reports and charts for a single site, a group of restaurants, or the entire enterprise from any location that has an Internet connection. The mymicros.net software product can either be purchased via a perpetual use license or by an annual or multi-year “software as a service” subscription contract. The HSI division also markets a portal called “myhsi.net.” The product’s functionality is similar to the mymicros.net portal, but is designed for use with the HSI POS product.

We host these applications in the same data centers where Opera is hosted. As of June 30, 2008, we are hosting applications supporting approximately 6,700 restaurants.

Retail Information Systems

Through our MICROS Retail subsidiaries (“MICROS Retail”), we market retail store software automation systems and business intelligence applications. The retail store systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”). Store21 is a POS product designed for smaller retail operations, while Tradewind is a POS product targeted at larger format stores and at high transaction volume stores. The products operate on Microsoft’s Windows® NT and 2000 operating systems and use Sybase® as the database. Both products can be integrated with the retailer’s back office systems, and we also offer certain additional back office, communications, and reporting modules for use with Tradewind and Store21.

Xstore is our next generation retail POS software system. It runs on the Sun Microsystems® Java® operating system, and its architecture enables it to be integrated to both Windows and Linux-based back office systems. Like Store21 and Tradewind, its predecessor products, Xstore is a front-end POS software system that may be integrated with the retailer’s back office systems. Xstore is highly customizable by the customer, and is designed to respond to the trend among large retailers to move to Linux-based systems. Xstore is designed to be able to be run in a Windows or a Linux environment, while Store21 and Tradewind, as currently designed, can only operate in a Windows® environment.

We also offer the MICROS Retail Home Office Business Intelligence Suite for retail stores, which includes loss prevention (marketed under the tradename “XBR”), customer relationship management, gift cards, and audit control.

All of these applications and systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR.

MICROS Retail also offers software and services that enable a retailer to manage customer purchase transactions across multiple touch-points (CW Direct). Specifically, these applications and services enable a merchant to efficiently handle customer transactions from a store, the Internet, catalog phone-in orders, call centers, kiosk, and wireless devices. The solutions enable the merchant to provide the customer with full transparency through the purchasing process, e.g., from research from one channel, purchasing from a second channel and implementing a return or exchange through a third channel.

MICROS Retail also has developed and distributes Creations, a fully integrated lifecycle management and supply chain traceability product. Lifecycle management refers to the ability to track and manage inventory from the manufacturer through the point of distribution. Creations is currently licensed to the four largest grocers located in the United Kingdom.

Finally, through MICROS Retail’s eOne Group division, we offer web site development and portal management for retail customers. These solutions allow a retailer to have MICROS Retail develop and manage a customer’s web site for ordering, sales promotion, and marketing.

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

We provide field hardware and software maintenance via a combination of direct and indirect channels – authorized U.S. dealers and international distributors. The field hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems. Depot field maintenance is also provided. We sometimes contract with PC manufacturers to provide either first or second line support for PC servers for hotel, restaurant and retail customers.

We operate several help desks around the world. There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters. We also maintain other 24/7 regional and product specific help desks in the following locations:

•       Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
•       Buenos Aires, Argentina – primarily for customers in Latin America
•       Singapore – primarily for customers in the Asia-Pacific region
•       Cleveland, Ohio – for MICROS Retail products and services.
•       Scottsdale, Arizona-for MICROS’s Hospitality Solutions International products

We also operate other more limited help desk operations, including the myfidelio.net and Fidelio Cruise support desks in Hamburg, Germany, the Fidelio Cruise support desk in Fort Lauderdale, Florida, the JTECH help desk in Boca Raton, Florida, casino software related support in Las Vegas, and help desks in Westborough, Massachusetts, and Omaha, Nebraska, for some of the MICROS Retail products and services.

These help desks receive support calls from customers and either address them telephonically or on-line, or, where appropriate, dispatch a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, which may be a MICROS subsidiary or an authorized independent distributor. Our corporate customer service provides back-up support for our regional centers in Buenos Aires, Singapore, and Galway, and our research and development operation in Naples, Florida, provides higher-level support for the hotel software products. The regional support centers also provide back-up support and guidance for local and in-country support providers.

We have implemented data centers in Frankfurt; Ashburn and Manassas, Virginia; Buenos Aires, and Singapore in conjunction with third-party vendors to serve as hosting centers for customers deploying our various hosted and application service products. This relationship enables us to more efficiently deploy our hosted solutions globally.

Services are a critical component of our business. Service revenue, which is comprised of programming, installation, training, in-field support, help desk, and maintenance, constituted approximately 55.5% ($529.5 million) of our total revenue in fiscal year 2008 compared to approximately 53.3% ($419.1 million) in fiscal year 2007 and approximately 50.6% ($343.3 million) in fiscal year 2006.

Maintenance service contracts, which include field service, depot hardware maintenance, and software support, are a large component of our service offerings. Revenues for service maintenance contracts were approximately $291.4 million for fiscal year 2008, approximately $233.7 million for fiscal year 2007, and approximately $190.0 million in fiscal year 2006. Service maintenance contract revenue is included in our service revenue (described above).

SALES, MARKETING AND DISTRIBUTION

We consider our direct and indirect global distribution network to be a major strength and competitive advantage. This network has been built over the past 31 years. We (including our various subsidiaries), our U.S.-based dealers, and our international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services. Our restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of more than 80 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 55 domestic dealers and more than 60 international distributors and sub-distributors.

During fiscal year 2008, we acquired Check-In Data AG (including its various subsidiaries), which had previously been our authorized distributor in Switzerland. Check-In Data distributed the full line of MICROS restaurant and hotel systems. We also acquired Brolin Retail Systems and its subsidiaries, which had previously been our authorized distributor in Ohio, Indiana and northern Kentucky. Brolin primarily distributed our restaurant systems products.

Our hotel and retail products and services are sold through our direct sales forces, and through some international distributors who sell hotel products outside of the U.S.

Foreign sales, including export sales from the United States, accounted for approximately 56.4% (approximately $537.8 million) of our total revenue in fiscal year 2008, 53.7% (approximately $421.6 million) in fiscal year 2007, and 47.7% (approximately $323.8 million) in fiscal year 2006.

We also sell products used in the provision of maintenance services, including miscellaneous spare parts, printer ribbons, paper, printer cartridges, other consumable media supplies, network products, and printers. We offer these supplies through our direct sales offices, our dealers and distributors, and, in North America, through a telephone and on-line service called POS Depot.

RESEARCH AND DEVELOPMENT

Our products are subject to technological change. Accordingly, we must continually devote our efforts toward upgrading our existing products and developing innovative systems incorporating new technologies. Our products, as well as those of our competitors, have offered an increasingly wider range of features and capabilities.

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

We contract the manufacturing of our POS terminals to GES Singapore Pte Ltd. GES also provides certain hardware design services to us. Our internal hardware design team participates in the design and development of these units. This team also provides oversight of the manufacturing process as a means of insuring adherence to quality standards. See also “Manufacturing” in Item 1.

Development of our hotel property management systems, sales and catering systems, central reservation systems, and myfidelio.net, is primarily conducted in Naples, Florida. Additional development on the Fidelio Version 8.0 suite of hotel products is conducted in Neuss, Germany. We maintain close relationships with major software operating and database companies like Oracle, IBM, Novell, Sybase, and Microsoft. These relationships enable us to incorporate software changes from these companies into our products. Our international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and specific customer requests.

Product development for MICROS Retail’s POS products is conducted in Cleveland, Ohio; MICROS Retail’s other products and services are handled through offices in Westborough, Massachusetts, Omaha, Nebraska, and in Hounslow, United Kingdom. MICROS’s Advance Retail Solutions subsidiary conducts product development in Monterrey, Mexico. JTECH conducts its development at its Boca Raton, Florida location.

MICROS has relationships with third party development companies in India and China for outsourcing of certain development needs. The amount of work contracted to these companies is limited.

R&D facilities

The following table shows the location of our main research and development facilities and the products addressed at each facility.

Location	Products
Columbia, Maryland	Restaurant POS software and hardware, Internet-based restaurant applications
Sydney Australia	Additional restaurant POS software development
Neuss Germany	Additional restaurant POS software development; Fidelio version 8.
Singapore	Additional restaurant POS software development
Bernau am Chiemsee, Germany	Restaurant POS software and hardware (Indatec only)
Scottsdale Arizona	Restaurant POS software (HSI only)
Naples, Florida	Hotel PMS software and other modules, also Internet-based hotel applications
Cleveland Ohio	Retail POS software development
Westborough, Massachusetts	Retail Loss Prevention software development, cross-channel software development
Omaha, Nebraska	Retail web site development and management services
Boca Raton, Florida	Paging software and hardware development
Hounslow UK	Hotel product development (ImagInn) and retail product development (Creations)

Expenses

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D activities for the past three fiscal years ended June 30 is as follows:

(in thousands)	2008	2007	2006
Total R&D incurred	$42,048	$35,859	$30,643
Capitalized software development costs	(1,919)	(1,974)	(3,523)
Total R&D expenses	$40,129	$33,885	$27,120

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

Competitors in the restaurant POS marketplace include: (i) full service providers (hardware, software and services), such as NCR, Panasonic, Par Technology, Radiant Systems, Sharp and Torex Retail; (ii) suppliers that mainly provide software, such as Agilysys, Positouch and Xpient Solutions; and (iii) providers that mainly provide hardware, such as Casio, Dell, IBM and Wincor-Nixdorf. There are also numerous other companies that license their POS-oriented software with PC-based systems in regional markets around the world.

Many of our competitors in the hotel systems market are companies with software designed to run on industry standard PCs. These companies may have several hotel related software products, or simply one product for a particular niche. These competitors include Agilysys, Softbrands, Multi-Systems, Northwind, Newmarket (sales and catering product only), Amadeus Hospitality, Par Technology, and Protel. Our products also compete with property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees. Internationally, we generally face smaller, regionally-oriented competitors.

The central reservation system market is highly fragmented and competitive. Many hotel chains and allied reservation groups use their own customized central reservation systems. In addition to these internally developed products, our CRS products compete with those offered by some of our PMS competitors, e.g., Northwind and Par Technology, and with those offered by specialized central reservation providers, e.g., Amadeus, Pegasus, Vantis Corp., and Trust International/TravelPort.

The specialty retail market in which Micros Retail operates is highly competitive. Competitors include Epicor (through its CRS Retail Systems and NSB divisions), Escalate Retail, JDA Software, Oracle (through its 360 Commerce division), and SAP (through its Triversity division) among many others. Internationally, MICROS Retail generally competes with smaller, regionally-oriented competitors.

JTECH’s competitors include Long Range System, NRN and certain distributors of Motorola paging products.

MANUFACTURING AND SUPPLIES

Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies. Our primary POS platforms, Workstation 5, Workstation 4 LX, and 2010 Workstation, are manufactured by GES Singapore Pte Ltd. located in Singapore.

Our Indatec operation provides some basic assembly of its POS systems in a facility in Bernau am Chiemsee, Germany, and contracts with a third party manufacturer in Germany for additional production capacity.

GES performs certain warranty and post-warranty repairs on equipment that it manufactures for MICROS at its facilities in Singapore and in Lowell, Massachusetts. In addition, we maintain a repair capability for certain products in our distribution facility in Hanover, Maryland. We also perform repairs at certain of our direct and subsidiary offices worldwide, and, additionally, we contract with third parties to provide repair services.

JTECH’s paging and related products are largely manufactured by several contract manufacturers in China and JTECH conducts final assembly of its paging and related products, including the installation of the applicable software, in its Boca Raton, Florida facility.

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

EMPLOYEES

As of June 30, 2008, we employed 4,619 full-time employees. The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Employees	2,356	1,459	568	236	4,619
As % of total	51.0%	31.6%	12.3%	5.1%	100.0%

Approximately 35% of the North America-based employees work out of our two Maryland locations: our headquarters building in Columbia, Maryland and our Hanover, Maryland distribution center.

The table below presents information, as of June 30, 2008, regarding employees organized by functional skills:

By Functional Skills	Sales & Marketing	Customer Support	Product Development	Admin./ Finance	Operations	Total
Employees	2,628	1,049	521	278	143	4,619
As % of total	56.9%	22.7%	11.3%	6.0%	3.1%	100.0%

We are not a party to any collective bargaining agreements. None of our employees are represented by a labor union, except in those countries as mandated by law, such as France, Germany and Spain. We use certain suppliers whose employees may be represented by labor unions. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position
A. L. Giannopoulos	Chairman, President and Chief Executive Officer
Bernard Jammet	Executive Vice President, Latin American Sales
Gary C. Kaufman	Executive Vice President, Finance and Administration and Chief Financial Officer
Jennifer Kurdle	Executive Vice President, Chief Administrative Officer
Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel
Peter J. Rogers, Jr.	Executive Vice President, Investor Relations and Business Development
Cynthia A. Russo	Senior Vice President and Corporate Controller

A. L. Giannopoulos, 68, has been the Company’s President and Chief Executive Officer of the Company since May 1993, and the Company’s Chairman of the Board since April 2001. He has been a Director of the Company since March 1992. Before 1992, Mr. Giannopoulos served in a variety of positions for Westinghouse, most recently as General Manager of the Westinghouse Information and Security Systems Divisions. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

Bernard Jammet, 50, has been the Company’s Executive Vice President, Latin American Group since January 2001. Previously, Mr. Jammet served the Company in various capacities. He first joined the Company in July 1984. Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

Gary C. Kaufman, 58, has been the Company’s Executive Vice President, Finance and Administration and Chief Financial Officer since September 1999. Mr. Kaufman served as a Director of the Company from January 1991 until May 1994, when he was appointed to Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Kaufman served the Company in various capacities. Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

Jennifer Kurdle, 41, has been the Company’s Executive Vice President, Chief Administrative Officer since July 2008. Previously, Ms. Kurdle was the Executive Vice President, Leisure & Entertainment since November 2005. Ms. Kurdle first joined the Company in 1990. Ms. Kurdle graduated from Fairmont State University in 1989.

Thomas L. Patz, 48, has been the Company’s Executive Vice President, Strategic Initiatives, and General Counsel since January 2000. Previously, Mr. Patz served the Company in various legal capacities. Mr. Patz first joined the Company in August 1995. Mr. Patz is a 1982 graduate of Brown University, and a 1985 graduate of the University of Virginia School of Law. Mr. Patz is a member of the Maryland Bar.

Peter J. Rogers, Jr., 53, has been the Company’s Executive Vice President of Investor Relations and Business Development since November 2007. From 1996 through November 2007, Mr. Rogers was Senior Vice President of Investor Relations and Business Development. Previously, Mr. Rogers served the Company in various marketing and business management capacities. Mr. Rogers joined the company in 1987. Mr. Rogers is a 1977 graduate of the University of Pennsylvania with a Bachelor of Arts degree in Economics. Mr. Rogers is also a 1979 graduate of the New York University Stern Graduate School of Business with a Master of Business Administration degree in Finance.

Cynthia A. Russo, 38, has been the Company’s Senior Vice President and the Corporate Controller since November 2007. From May 2001 until November 2007, Ms. Russo was Vice President and Corporate Controller. Ms. Russo previously served the Company in various capacities, and she joined the Company in January 1996. Ms. Russo holds a Bachelor of Science degree in Accounting from James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $537.8 million during fiscal year 2008 to customers located primarily in Europe, Asia and Latin America. Comparable sales in fiscal years 2007 and 2006 were approximately $421.6 million and $323.8 million, respectively. See Note 18, “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for additional geographic data.

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

We transacted business in approximately thirty-six currencies in fiscal years 2008 and 2007 compared to twenty-eight currencies in fiscal year 2006. The relative currency mix over the past three fiscal years was as follows:

	Fiscal Year Ended June 30,
	% of Reported Revenues			Exchange Rates
Revenues by currency (1):	2008	2007	2006	2008	2007	2006
United States Dollar	49%	53%	59%	1.0000	1.0000	1.0000
European Euro	22%	25%	21%	1.5744	1.3535	1.2792
British Pound Sterling	9%	6%	5%	1.9919	2.0081	1.8493
Canadian Dollar	2%	1%	1%	0.9806	0.9385	0.8957
Australian Dollar	2%	2%	2%	0.9587	0.8478	0.7432
Mexican Peso	2%	2%	2%	0.0970	0.0926	0.0882
All Other Currencies (2)	14%	11%	10%	0.2888	0.1631	0.1941
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average twelve month exchange rates for all other currencies. The “Exchange Rates as of June 30” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for all other currencies. Weighting is based on the twelve month fiscal year revenue for each country or region.

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in fiscal year 2008 would have affected total revenues by approximately $21.2 million, or 2.2%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

We are also subject to interest rate fluctuations in foreign countries to the extent that we elect to borrow in the local foreign currency. In the past, this has not been an issue of concern as we have the capacity to elect to borrow in other jurisdictions with more favorable interest rates. We will continue to evaluate the need to invest in financial instruments designed to protect against interest rate fluctuations.

Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors”.

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

There are risks that third party entities, including competitors, could attempt to misappropriate our intellectual property. Given these potential risks, we have implemented procedures to monitor misappropriation of its intellectual property. If a misappropriation is detected, we pursue appropriate legal action when we determine that such action is appropriate.

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

FLUCTUATIONS AND CUSTOMERS

Our quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our customers. Political uncertainty and international events that often are unpredictable, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, are expected to continue to adversely impact travel and tourism and therefore our quarterly operating results.

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

No single customer accounts for 10% or more of our consolidated revenues. During the three fiscal years ended June 30, 2008, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses. Our U.S. Government related revenue was approximately 0.3%, 0.4% and 0.9% of our total consolidated revenue for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS

We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG

We generally have a backlog of approximately two months revenue, substantially all of which is cancelable at any time before shipment of hardware and software or rendering of services. As of June 30, 2008, 2007 and 2006, the backlog totaled approximately $204.6 million, $174.6 million and $134.1 million, respectively. Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year is not recognized in that fiscal year.

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

ITEM 1A. RISK FACTORS
There are a number of risks to which we are subject. These risks include the following:

1. ENVIRONMENTAL AND GEOPOLITICAL RISKS. While we do not sell our products and services directly to consumers, changes in consumer habits in response to environmental or geopolitical risks affect demand for our products and services by the hospitality and tourism industries.

•     Our business is very sensitive to the threat of terrorism and political uncertainty. As the hospitality and tourism industries we serve are highly sensitive to consumer sentiments caused by world events, we are very vulnerable to downturns in customer buying habits associated with the threat of terrorist attacks and the uncertain political climates, such as those existing in the Middle East and parts of Asia.

•     Our business is very sensitive to environmental and health disasters. Actual or anticipated environmental disasters and epidemics, including for example, hurricanes, tsunamis, and disease, will deter and delay purchases of our products by customers, as concerns about potential or anticipated instances of environmental or health disasters tend to suppress travel and tourism. Environmental disasters can also adversely affect our operations in the affected areas.

•     Higher oil and gas prices worldwide could have a material adverse impact on the travel and tourism industries. Reduction of discretionary spending by consumers, such as on travel and dining, as well as on retail spending generally, when there is a material increase in non-discretionary expenses caused by a rise in oil and gas prices. Moreover, the increase in oil and gas prices also directly adversely affects our customer base as a direct result of higher ingredient and food costs for our restaurant customers. While in fiscal year 2008 we did not see any material impact in connection with spikes in oil and gas prices, these developments may adversely affect our business in the future.

•     We maintain offices in certain parts of the world that are subject to economic instability, political unrest, and terrorism, such as Argentina, Brazil and Israel. The performance of our offices in these areas will be adversely impacted if these regions become subject to economic declines, political strife or episodes of terrorism.

•     Increasing tensions between Russia and the United States could adversely affect our business in Eastern Europe and Central Asia. Recent events in Georgia could signal increased difficulties in the U.S.-Russia relationship, which could adversely affect our customers and our business operations in the area, particularly in those countries that were formerly part of the Soviet Union.

2. ECONOMIC, PRICING AND FINANCIAL RISKS.

•     We are subject to the variability of world economies. Since a substantial portion of our business is conducted in foreign countries, a downturn in the economies of foreign countries could adversely affect our financial results. While, under certain circumstances, reliance on foreign operations can have a moderating impact (as one region’s improving conditions can offset another region’s declining conditions), our foreign businesses nonetheless add a degree of uncertainty to our planning and forecasting process.

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

•     Our ability to establish pricing is subject to rapidly changing market and competitive conditions. To be competitive and to avoid losing business on the basis of price, we must evaluate our pricing routinely. There are instances where we may have to reduce our pricing to obtain business. Market forces have and will continue to place pressure on our gross margins and overall profitability.

•     Our gross margins will vary from quarter to quarter based upon product mix. Product mix can affect our operating results. For example, as we enjoy a higher gross margin on software than on hardware, our overall gross margin will vary depending upon the percentage of software licensed and the percentage of hardware sold each quarter. Because actual product mix is difficult to predict on a quarter-to-quarter basis, there is uncertainty and variability as to the projected gross margin on a quarter to quarter basis.

•     Our non-major account business is difficult to predict. Our major account customers (generally those customers who operate 50 or more locations) have longer sales cycles and deployments; our non-major account sales have much shorter sales cycles and shorter deployments. As a significant portion of our business involves non-major accounts, there is inherent difficulty in predicting buying patterns and, accordingly, it is much harder to appropriately staff and prepare for fluctuations in buying demand. This can result in inefficiencies that adversely affect our operating results.

•     Some of the advanced systems we sell are very complex and require a high level of technical sophistication, which may result in increased costs that adversely affect our operating results. The costs of the implementation and operation of an effective service structure capable of addressing increasingly complex software systems in more remote locations is high and may require us to engage contractors, who generally have a higher cost structure than that of our own employees. The additional costs are also driven by the complexity of open systems, which generally incorporate third party software products (the support and service of which may be more difficult and costly), and difficulty in implementing, operating, maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.

•     We are subject to certain material cost increases that may be out of our control. While we attempt to control third party costs, we have little or no control over certain material expenses, such as health care costs (which are generally experience-based), compliance with new legislation, and rising oil and gas prices. Significant increases in any of these expenses could adversely affect our operating results.

•     We are subject to fluctuations in foreign currencies and exchange rates. As we conduct significant portions of our business in foreign currencies, we experience exchange rate fluctuations that can have a significant impact on our reported results. For example, as much of our European business is transacted in Euros, our revenue on a consolidated basis will decline if the Euro weakens relative to the U.S. Dollar and increase if the Euro strengthens relative to the U.S. Dollar.

•     As a publicly traded company, our stock price is subject to certain market trends that are out of our control and that may not reflect our actual operating performance. We can experience short-term increases and declines in our stock price due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets.

•     We have encountered risks associated with maintaining large cash balances. While we have attempted to invest our cash balances in conservative investments, we nevertheless confront credit and liquidity risks. For example, the Company has invested some of its cash in auction rate securities, which proved to be illiquid when the financial resale markets contracted in February 2008. Additionally, bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts.

3. TECHNOLOGY RISKS.

•     Our customers’ requirements are increasingly sophisticated. To be able to continue to offer competitive products and to meet our customers’ requirements, we must continually develop and update our products. Unexpected costs and delays in development and implementation, and addressing our commitments to various customers, could adversely affect our financial results.

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

•     The manufacturing of our hardware platform is performed primarily by GES, a company in Singapore. While we believe we have a very good relationship with GES, and while we have not experienced any material manufacturing problems with GES, we cannot assure that GES will not experience labor or manufacturing challenges in the future. Additionally, GES procures many of its components from other third parties who could experience manufacturing or labor issues. Such difficulties could interrupt GES’s supply of products to us, which would adversely affect our business.

•     Large customized deployments may be difficult and may result in cost overruns that are not recoverable. We have certain contracts under which we are required to provide systems and services at a fixed price. We may be contractually required to absorb costs that may not be recoverable if we underestimate the amount of work required or if we encounter unanticipated technical issues. This risk can be pronounced given the complexity of some of the systems we install and the ever-increasing size and scope of some of the deployments. Unanticipated costs that are not recoverable could adversely affect our operations.

•     Our investment in certain technologies may prove to be unsuccessful and may delay our focus on more promising technologies. As we invest significantly in research and development, there is an ever-present risk that we will pursue technology that we ultimately determine is not marketable or does not achieve the desired solution. In such an event, we may be required to write off our investment which could have an adverse impact on our operating income. Moreover, if we are delayed in deploying better technologies, our business also could be adversely affected.

•     Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities. Our software may be used in connection with processing sensitive data (e.g., credit card numbers), and is sometimes used to store such data. It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements and that we use appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers’ systems will not be breached, or that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

4. RESOURCE AND PERSONNEL RISKS.

•     We could be adversely affected by vendor labor difficulties. Some of our vendors have employees who are protected by certain labor laws or who may be members of unions. We could experience unanticipated manufacturing or supply shortages if any of our key vendors are subject to labor difficulties or work slow-downs or stoppages.

•     Our inability to hire qualified personnel, including particularly research & development personnel, could adversely affect our ability to satisfy customer requirements on an efficient basis. Finding qualified technical personnel in all the localities where our research and development facilities are situated is an ongoing challenge. If we cannot find appropriate personnel, we risk delays in satisfying customer demands, or may even lose the opportunity to provide software to the customer. If we are required to retain a consultant because we do not have available personnel, development costs would increase. In general, our inability to recruit and retain appropriate personnel would adversely affect our business.

5. LEGAL AND ACCOUNTING RISKS.

•     Although we attempt to protect our proprietary technology, these protections do not preclude competitors from developing products with features similar to our products. We cannot guarantee that we can effectively preserve the proprietary nature and competitive advantages of our products, despite our efforts to do so through a combination of trade secrets, copyright, trademark law, non-disclosure agreements, and technical measures. Others could attempt to copy what we have developed, either through legal or illegal means. Moreover, others have been able to develop competitive products and services that do not violate our proprietary rights.

•     We are subject to litigation, which may be costly. As a company that does business with many customers, employees and vendors throughout the world, we are subject to litigation, including claims made by or against us relating to intellectual property rights and intellectual property licenses. For example, we recently were subject to an adverse jury determination that we were liable for $7.5 million in damages in connection with the termination of dealer relationships in 2000. While we will pursue an appeal in this matter, and while we generally take steps to reduce the likelihood that disputes will result in litigation and damages, litigation is very commonplace and could have an adverse effect on our business.

•     We are subject to claims by others that we are infringing their intellectual property rights. From time to time we receive letters from entities that assert that we are infringing a patent. In those instances, we assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary. If we conclude that a license is not necessary, there is a risk that we will be sued; we also face indirect liability as a result of infringement claims brought against our customers. There is at least one action pending in which some of our customers have been sued on such a claim and some of our customers are seeking indemnification from us. While we do not believe that any of our products and services infringe any patents, we may become involved in patent infringement litigation. We may incur significant legal expenses and, if we are found liable, significant damages in connection with patent infringement litigation.

•     Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud, which may substantially increase our expenses; breaches of our customers’ credit card security may adversely affect us. We continue to work with credit card issuers to assure that our products and services comply with the credit card associations’ security regulations and best practices applicable to our products and services. We cannot assure, however, that our products and services are invulnerable to unauthorized access or hacking. Additionally, we cannot assure that our customers will implement all of the credit card security features that we introduce, or all of the protections and procedures required by the credit card issuers. Our customers may not establish and maintain appropriate levels of firewall protection and other security measures. If there is unauthorized access to credit card data that results in financial loss, there is a potential that parties could seek damages from us. Additionally, changes in the security guidelines could require significant and unanticipated development efforts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our worldwide corporate headquarters, including our executive offices, are located in Columbia, Maryland. We also conduct sales, marketing, customer support, and product development activities at this location. We lease the entire five-story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation, under a lease that, as amended, terminates on February 29, 2016. We sublease one of the five floors, consisting of 49,524 square feet, to Motorola, Inc. The sublease expires March 1, 2010, and Motorola has the option to terminate the agreement after October 31, 2008.

In addition to over 50 smaller offices, we lease the following larger facilities:

Location	Approximate Size (Square Feet)	Use	Expiration Date	Additional Comments

Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See above

Hanover, Maryland	75,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2009

Cleveland, Ohio	69,200	Sales, marketing, support, product development	February 28, 2014 (with an early termination right in 2010)	Cleveland is the headquarters for the MICROS Retail group

Neuss, Germany	42,000	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2013	MICROS Retail maintains this office for its XBR loss prevention products, as well as for its CommercialWare products and services.

Boca Raton, Florida	19,755	Sales, marketing, product development, customer support and light assembly	February 29, 2012	Boca Raton is the headquarters for the JTECH subsidiary

Naples, Florida	18,180	Software development	December 31, 2011	Naples is the main site for the development of the Company’s hotel products

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (early termination rights in 2012, and 2017)	Support mainly for Europe, Africa, and Middle East customers

Nanterre, France	16,867	Sales, marketing, support	December 31, 2013 (with an early termination right in 2010)

Buffalo, NY	16,821	Sales, marketing, support	September 15, 2015	We have subleased a portion of this property to another company.

Sydney, Australia	13,500	Sales, marketing, support, product development	December 14, 2009

Scottsdale, Arizona	12,969	Sales, marketing, support, product development	January 31, 2016	Scottsdale is the headquarters for the HSI division

South Plainfield, New Jersey	12,846	Sales, marketing, support	April 30, 2011	Principal site for MICROS Retail - RedSky division sales, marketing and development in the U.S.

Mexico, DF	11,946	Sales, marketing, customer support, operations	November 30, 2009

Las Vegas, Nevada	11,930	Sales, marketing, support	July 31, 2010

Huntington Beach, California	10,970	Sales, marketing, support	January 31, 2010

Bernau, Germany	10,000	Sales, marketing, support, light assembly	June 30, 2010

Slough, England (four sites)	25,000	Sales, marketing, support	Ranges from September 29, 2013 to December 31, 2016 (early termination rights ranges from 2009 - 2010)

Singapore	9,367	Sales, marketing, support	August 31, 2008

To satisfy other sales, service and support, and product development needs, we and our subsidiaries lease space in other U.S. cities, including Boston, Chicago, Cincinnati, Dallas, Denver, Hartford, Houston, Nashville, New Orleans, Pittsburgh, Portland, San Diego, San Francisco, and Seattle, and in numerous cities overseas, including Buenos Aires, Argentina; Hounslow, England; Hamburg, Germany; Helsinki, Finland; Madrid, Spain; Paris, France; Rome, Italy; São Paulo, Brazil; Stockholm, Sweden; Tokyo, Japan; Toronto, Canada; Vancouver, Canada; Vienna, Austria; and Zurich, Switzerland. In general, we believe that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

We are and have been involved in legal proceedings arising in the normal course of business.

There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although we are not a party to that case, we may have some obligation to indemnify certain of the defendants who are our customers, based on the terms of our contracts with those customers. The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions. The defendants include approximately 107 individual retailers, 13 of whom are our customers for retail point-of-sale software. We are currently providing indemnity coverage to five of the defendants who are our customers in accordance with applicable provisions of the contracts between us and those customers. The indemnity coverage estimated as of June 30, 2008 is immaterial. Through June 30, 2008, our legal fees with respect to indemnity coverage for this matter have not been material. Currently, the case is subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit. Should the case proceed, we will vigorously defend the action and assert all available defenses and arguments.  In any event, based on currently available information, we do not believe that our products infringe the patent.

Heartland Payment Systems, Inc., has filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS POS software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. In February 2008, we moved to dismiss the complaint on various grounds, but the court has not yet ruled on the motion. Because the motion is still pending, our answer to the complaint is not yet due; however, we dispute the substantive allegations in the complaint. Based on currently available information, we do not believe that our relationships and agreements with Merchant Link and Paymentech are anti-competitive or otherwise violate either federal antitrust law or applicable New Jersey law. If the court does not grant MICROS’s motion to dismiss the complaint, MICROS will vigorously contest the action.

On May 22, 2008, a jury returned a verdict of $7.5 million against us in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between us and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that we and certain of our subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. As a result, the plaintiffs claimed that we were liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. We have moved for reconsideration of the verdict by the trial court, and, if unsuccessful in that regard, we intend to pursue a appeal, as we believe the instructions to the jury, certain rulings made by the trial court, and the jury verdict were erroneous on multiple legal grounds. There are no other litigation matters relating to the restructuring of the dealer channel in the year 2000.

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

PRICE RANGE OF COMMON STOCK

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MCRS. As of July 29, 2008, there were 44,716 record holders of the Company’s common stock, $.00625 par value.

The following table shows the range of sales prices for the periods indicated, as reported by NASDAQ.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2008
High	$33.30	$37.49	$37.35	$36.64
Low	$26.45	$30.29	$26.33	$28.40
Fiscal Year Ended June 30, 2007
High	$25.63	$26.79	$28.85	$28.38
Low	$18.04	$24.05	$25.40	$25.13

The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock. The Company is a party to two credit agreements expiring on July 31, 2009, which restrict the payment of dividends other than stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8, “Line of Credit,” in the notes to the Consolidated Financial Statements included in this report).

PURCHASES OF COMPANY STOCK

In fiscal year 2005, the Board of Directors authorized the purchase of up to four million shares of the Company’s common stock. As of October 2007, the Company purchased all of the remaining unpurchased shares under the fiscal year 2005 authorization. In November 2007, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock (the “2008 Plan”). The Company has incurred an aggregate of approximately $0.2 million in fees related to all stock purchase plans. As of July 31, 2008, 0.1 million additional shares may be repurchased under the 2008 Plan. During the fourth quarter of fiscal year 2008, the Company’s stock purchases under the 2008 Plan were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program

04/01/08 – 04/30/08	100,000	$32.45	100,000	723,200
05/01/08 – 05/31/08	309,600	$29.37	309,600	413,600
06/01/08 – 06/30/08	276,100	$30.66	276,100	137,500
	685,700	$30.34	685,700	137,500

As noted elsewhere in this Annual Report on Form 10-K, subsequent to June 30, 2008, our Board of Directors approved the repurchase of up to an additional two million shares of our common stock over the next three years, to be purchased from time to time in the open market as business conditions warrant.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2008 (1)	2007 (1)	2006 (1)	2005	2004
Statement of Operations Data:
Revenue	$954,184	$785,727	$678,953	$597,264	$487,443
Income from operations	$139,303	$110,588	$91,277	$78,875	$56,834
Net income	$101,284	$79,988	$63,528	$53,660	$33,279
Net income per share (6):
Basic	$1.23	$1.00	$0.82	$0.72	$0.46
Diluted	$1.21	$0.97	$0.78	$0.67	$0.43

Balance Sheet Data:
Working capital (2)	$392,939	$344,566	$253,121	$190,436	$118,617
Total assets	$1,003,006	$846,756	$647,857	$547,228	$419,587
Capital leases (3)	$713	$915	$513	$413	$305
Shareholders’ equity (4)	$673,016	$551,133	$417,116	$345,171	$262,973
Book value per share (4), (5), (6)	$8.32	$6.80	$5.35	$4.47	$3.59

Additional Data:
Weighted average number of common shares outstanding (6):
Basic	81,546	79,978	77,383	75,029	72,979
Diluted	83,346	82,581	81,248	79,607	76,905

(1)
Fiscal years ended June 30, 2008, 2007 and 2006 include approximately $17.2 million ($13.1 million net of tax or $0.16 per diluted share), $14.0 million ($11.1 million net of tax or $0.14 per diluted share) and $9.1 million ($7.1 million net of tax or $0.09 per diluted share), respectively, in non-cash share-based compensation expense. See Note 3, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

(2)	Current assets less current liabilities.
(3)	Including current portion. The Company does not have any long-term debt.
(4)	Includes the impact of adoption of SFAS 158. See Note 17, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements.
(5)	Calculated as shareholders’ equity divided by common stock outstanding at June 30.
(6)	Retroactively adjusted to reflect February 2008 two-for-one stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are organized and operate in four operating segments: U.S., Europe, the Pacific Rim, and Latin America regions. As the products and services for all acquired entities are all similar to those of ours, the acquired entities have been incorporated into the existing four operating segments based on their respective geographic locations, and operated and managed as a part of that operating segment.

For the purposes of applying Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we have identified U.S. as a separate reportable segment and have aggregated our three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics. Our management views the U.S. and international segments separately in operating its business, although the products and services are similar for each segment.

We continue to see overall growth in the hospitality and retail industries; slower growth in some sectors has historically tended to be offset by faster growth in other areas.  We have seen particular growth in our quick service restaurant business, including that generated by sales to various quick service restaurant chains with which we have announced buying agreements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those that impact revenue recognition, share-based compensation, capitalized software, intangible assets, allowance for doubtful accounts, allowance for obsolescence, investments (in auction rate securities), income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The following comprise the critical accounting estimates that we used in the preparation of the consolidated financial statements.

Revenue recognition

Revenue is generated from software licenses, hardware and service and support. Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue under multiple element arrangements, which typically include hardware, software licenses and maintenance agreements sold together, are allocated to each element in the arrangement using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence of the fair value of any undelivered elements of the arrangement, i.e., recognition of an allocated portion of revenue equivalent to the fair value of undelivered elements is deferred.

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

•
Collection is probable: We perform a credit review for significant transactions at the time the arrangement is executed to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine from the outset of an arrangement that collection is not probable, revenue is recognized as collection occurs.

Costs related to shipping and handling and billable travel expenses are included in cost of sales. The revenue is reduced to reflect estimated customer returns and allowances.

Since our revenue deferral for undelivered elements under multiple element arrangements is based on vendor specific objective evidence of the fair value of any undelivered elements of the arrangement, our financial results for current fiscal year and future periods could be significantly different if our estimates of the vendor specific objective evidence of the fair values of undelivered elements change. Additionally, significant differences in the actual customer returns and allowances from our estimates could also significantly affect our financial results.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments and for limited circumstances when the customer disputes the amounts due to us. Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required which could affect our financial results in future periods. As of June 30, 2008 and 2007, accounts receivable totaled approximately $192.4 million and $180.2 million, net of an allowance for doubtful accounts of approximately $28.3 million and $23.1 million, respectively. Additionally, bad debt expenses for the fiscal years 2008, 2007 and 2006 were approximately $7.1 million, $3.4 million and $5.4 million, respectively.

Inventory

Inventory is stated at the lower of standard cost, which approximates cost, or market. Standard cost is determined principally by the first-in, first-out pricing method. We maintain a reserve for obsolescence for inventory in the amount of approximately $11.5 million and $9.9 million as of June 30, 2008 and 2007, respectively.

Investments, non-current and short-term

Our investments in auction rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, are classified as available-for-sale. We carry these securities at estimated fair value with any related impairment being classified as either temporary and reported as a separate component of stockholders' equity or as other-than-temporary and recognize in our consolidated statements of operations.

As of June 30, 2008, we held approximately $65.2 million in auction rate securities, classified as investments, non-current in the accompanying consolidated balance sheets compared to approximately $87.0 million classified as short-term investments as of June 30, 2007. As of June 30, 2008, there were temporary unrealized losses of approximately $4.2 million (approximately $2.7 million, net of tax) on these investments. As of June 30, 2007, there were no unrealized gains or losses on these investments. We recognized no gains or losses related to the sale of our investments in auction rate securities during the three fiscal years ended June 30, 2008. See Note 2, “Investments, non-current and short-term” in the Notes to Consolidated Financial Statements for further detail.

Capitalized software development costs

Costs incurred in the research and development of new software products to be licensed to others, primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established. The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and ends when the product is available for general release to customers, at which time amortization begins. Technological feasibility is established when the product reaches the working model stage. The cost of purchased software is also capitalized.

Annual amortization of capitalized software development costs are charged to software cost of sales, and for each capitalized software product is the greater of (1) the amount computed using the ratio that of the software product’s current fiscal year gross revenue to the total of current fiscal year and anticipated future gross revenues for that product, or (2) the amount computed based on straight-line method over the remaining estimated economic life of the product. If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, our future financial results could be materially affected as a result of the write off of amortized costs or acceleration of amortization. Amortization expense for the fiscal years 2008, 2007 and 2006 were approximately $9.4 million, $8.4 million and $7.0 million, respectively. Additionally, during the fiscal years 2008 and 2006, we wrote off approximately $0.7 million and $1.6 million in capitalized software costs related to products for which no future revenue was projected. No capitalized software was written off in fiscal year 2007.

Long-lived assets including finite-lived purchased intangible assets

We evaluate long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When indicators of impairment are present, we compare the fair value of the assets, based on the undiscounted cash flows the assets are expected to generate (or market value, if available), to the book value of the assets. If the fair value is less than book value, the asset is impaired and we recognize an impairment loss equal to the excess of book value over fair value.

The process of evaluating the potential impairment of long-lived assets including finite-lived purchased intangible assets is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the assets for the purposes of our analyses, we make estimates and judgments about the future cash flows of these assets. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the Company. A change in assumptions and estimates in future periods could cause us to determine that assets are impaired, resulting in a significant charge in future periods.

Goodwill and indefinite-lived purchased intangible assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. We assess whether goodwill and our only indefinite-lived purchased intangible assets, trademarks, are impaired in accordance with SFAS 142 on an annual basis, during the first quarter of each fiscal year.  Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units (our four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America) to its book value. The fair value of each reporting unit is determined based on a weighting of the income approach (i.e., discounted future income) and market approach (i.e., comparison to the purchase and sale of similar assets in the relevant industry) to value. If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

Trademarks are evaluated for impairment by comparing their fair value to book value. We estimate the fair value of trademarks using an income approach to value, and recognize an impairment loss if the estimated fair value of a trademark is less than its book value.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances indicating that it is more likely than not that the book value of goodwill and/or trademarks has been impaired.

The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or interim analyses, we make estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. We also consider our market capitalization on the date the analysis is performed. A determination that goodwill or intangible assets are impaired (which could result from a change in our assumptions) or a decline in our market capitalization could result in a significant charge in future periods.

Share-based compensation

We account for our option awards granted under our stock option program in accordance with SFAS No. 123(R), “Share-Based Payment”. The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become incrementally vested.

As we value stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions, we are required to input highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in the option pricing model. Expected volatility is based on historical stock prices. The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. For this purpose, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Total expense recorded from period to period can be significantly different depending on several variables, including any changes to these assumptions such as pre-vesting cancellations and the estimated fair value of those vested awards.

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

RESULTS OF OPERATIONS

During the three fiscal years ending June 30, 2008, we acquired several companies and accordingly, our results include activities from these acquisitions since their respective acquisition dates. See Note 4, “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.

All references to share data have been retroactively adjusted to reflect the two-for-one stock split effective February 5, 2008.

Comparison of Fiscal Year 2008 to Fiscal Year 2007

Revenue

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2008	2007	2008	2007	2008	2007
Hardware	$131,712	$126,596	$134,253	$107,242	$265,965	$233,838
Software	60,012	50,745	98,687	82,075	158,699	132,820
Service	224,734	186,798	304,786	232,271	529,520	419,069
Total Revenue	$416,458	$364,139	$537,726	$421,588	$954,184	$785,727

An analysis of the total sales mix as a percent of total revenue is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2008	2007
Hardware	27.9%	29.8%
Software	16.6%	16.9%
Service	55.5%	53.3%
Total	100.0%	100.0%

For fiscal year 2008, total revenue was approximately $954.2 million, an increase of approximately $168.5 million, or 21.4% compared to the fiscal year 2007, of which approximately $44.6 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue was a result of the following:

•
An approximately $110.5 million or 26.4% increase in our service revenue primarily resulted from expansion of our customer base and increase in the volume of our support services that reflects increased recurring support revenue from existing customers. The increase in our recurring support revenue contributed 52.3% and the increase in our installation revenue relating to the expansion of our customer base contributed 27.1% of the service revenue increase. Additionally, approximately $25.3 million of the increase in our service revenue was due to favorable foreign currency exchange rate fluctuation;

•
An approximately $32.1 million or 13.7% increase in our hardware revenue primarily resulted from an overall sales volume increase, including an increase in combined sales of our Workstation 4 and Workstation 5. Workstation 5 was released in October 2007. Additionally, approximately $11.1 million of the increase in our hardware revenue was due to favorable foreign currency exchange rate fluctuation; and,

•
An approximately $25.9 million or 19.5% increase in our software revenue primarily resulted from an overall sales volume increase, including a $7.5 million increase in sales of our Opera suite of products. Additionally, approximately $8.2 million of the increase in our software revenue was due to favorable foreign currency exchange rate fluctuation.

The international segment revenue for fiscal year 2008 increased approximately $116.1 million, reflecting the following:

•	An approximately $72.5 million or 31.2% increase in our service revenue, of which approximately $25.3 million was due to favorable foreign currency exchange rate fluctuation;
•	An approximately $27.0 million or 25.2% increase in our hardware revenue, of which approximately $11.1 million was due to favorable foreign currency exchange rate fluctuation; and,
•	An approximately $16.6 million or 20.2% increase in our software revenue, of which approximately $8.2 million was due to favorable foreign currency exchange rate fluctuation.

The U.S. segment revenue increased approximately $52.3 million for fiscal year 2008, primarily due to additional service revenue reflecting the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).

Cost of Sales

An analysis of the cost of sales is as follows:

	Fiscal Year Ended June 30,
	2008		2007
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$171,779	64.6%	$149,085	63.8%
Software	33,252	21.0%	29,531	22.2%
Service	247,954	46.8%	195,600	46.7%
Total Cost of Sales	$452,985	47.5%	$374,216	47.6%

For fiscal year 2008, cost of sales as a percent of revenue decreased 0.1% to 47.5% compared to fiscal year 2007. Hardware cost of sales as a percent of related revenue increased primarily as a result of less favorable sales mix (i.e., the sales generated from products with lower margin represented higher percentage of total hardware sales) and an increase in our freight costs compared to fiscal year 2007. Software cost of sales as a percent of related revenue decreased primarily due to a favorable sales mix, combined with lower cost of sales on the our sale of third party software sale compared to fiscal year 2007. For fiscal year 2008, we also were able to increase leverage of our software amortization expense (included in software cost of sales) as a result of an increase in total software revenue compared to fiscal year 2007.

Service cost of sales as a percent of related revenue increased compared to fiscal year 2007 primarily due to an increase in our travel costs.

The foreign currency fluctuation increased our cost of sales for the fiscal year 2008 by approximately $22.6 million.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, as a percent of revenue, decreased 0.3% to 32.1% compared to 32.4% in fiscal year 2007 primarily due to our ability to leverage our costs, mainly our compensation related expenses, against increased total revenue, despite increases in our bad debt expenses and travel expenses. The foreign currency fluctuation increased our SG&A expenses for the fiscal year 2008 by approximately $12.2 million. Additionally, SG&A expenses include non-cash share-based compensation expense of approximately $16.2 million for fiscal year 2008 compared to approximately $13.2 million for fiscal year 2007. The fiscal year 2008 non-cash share-based compensation expense allocated to SG&A includes a grant of options to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, during fiscal year 2008. See “Share-Based Compensation Expenses” below for further information.

Research and Development (“R&D”)

R&D incurred consists primarily of labor costs less capitalized software development costs. An analysis of R&D activities is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2008	2007
Total R&D incurred	$42,048	$35,859
Capitalized software development costs	(1,919)	(1,974)
Total R&D expenses	$40,129	$33,885
% of Revenue	4.2%	4.3%

The increases in total R&D incurred and total R&D expenses of approximately $6.2 million are primarily due to increased spending on our retail software products. Total R&D incurred for fiscal years 2008 and 2007 includes approximately $1.0 million and approximately $0.8 million, respectively, for the non-cash share-based compensation expenses allocated to R&D. For fiscal years 2008 and 2007, non-cash share-based compensation expenses allocated to R&D were not capitalized because stock options were not granted to employees whose labor costs were capitalized as software development costs. The foreign currency fluctuation increased our R&D expenses for the fiscal year 2008 by approximately $1.1 million.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for fiscal year 2008 increased approximately $2.4 million to approximately $15.1 million compared to fiscal year 2007. The increase is primarily due to additional depreciation expenses on capital expenditures since June 30, 2007 and recent acquisitions. Additionally, foreign currency fluctuation increased depreciation and amortization expenses for the fiscal year 2008 by approximately $0.6 million.

Share-Based Compensation Expenses

We account for our option awards granted under the stock option program in accordance with SFAS 123(R). The estimated fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS 123(R) as those options become incrementally vested.

For fiscal year 2008, we recognized non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures of approximately $17.2 million based on the estimated fair values of the vested portions of (1) approximately 1.5 million shares of underlying options granted during the fiscal year 2008; (2) approximately 0.7 million shares of underlying options granted during the fiscal year 2007, and (3) approximately 0.9 million shares granted during fiscal year 2006. For fiscal year 2007, we recognized non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures of approximately $14.0 million based on the estimated fair values of the vested portions of (1) approximately 0.7 million shares of underlying options granted during the fiscal year 2007; (2) approximately 0.9 million shares granted during fiscal year 2006; and, (3) approximately 0.7 million shares of underlying options granted before the effective date of SFAS 123(R) that were unvested as of the effective date. The cost of sales, SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2008	2007
Cost of sales	$—	$—
SG&A	16,213	13,243
R&D	1,016	753
Total non-cash share-based compensation expense	17,229	13,996
Income tax benefit	(4,083)	(2,884)
Total non-cash share-based compensation expense, net of tax benefit	$13,146	$11,112

Impact on diluted net income per share	$0.16	$0.14

The non-cash share-based compensation expense allocated to SG&A for fiscal year 2008 includes approximately $3.2 million related to grant of options to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, during fiscal year 2008. In accordance with the terms of our option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement, as he is over the retirement age of 62. Although Mr. Giannopoulos has not retired, we expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options. The non-cash share-based compensation expenses allocated to SG&A for fiscal year ended June 30, 2007 include a one-time charge of approximately $0.7 million resulting from an accelerated vesting of unvested options due to the death of an officer of the Company. Under our stock option plan, options immediately vest upon death.

As of June 30, 2008, there was approximately $22.7 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.85 years.

Income from Operations

Income from operations for fiscal year 2008 increased approximately $28.7 million, or 26.0%, to approximately $139.3 million, compared to fiscal year 2007. The increase is mainly due to an overall increase in sales volume coupled with the improvement in our margins, partially offset by approximately $3.2 million increase in non-cash share-based compensation expense, described above. The foreign currency fluctuation increased our income from operations for the fiscal year 2008 by approximately $8.1 million.

Non-operating Income (Expense)

Net non-operating income for fiscal year 2008 was approximately $15.0 million compared to approximately $11.1 million for fiscal year 2007. The increase of approximately $4.0 million reflects:

•	An increase in interest income of approximately $4.4 million due to overall higher cash and cash equivalents and investment (non-current and short-term) balances;
•
Approximately $1.7 million for a grant payment received related to the number of jobs we created in Ireland. Specifically, the Irish Development Authority agreed to pay MICROS a fee for having engaged and retained employees in the MICROS help desk and support center in Ireland. MICROS earned and received this fee in the fourth quarter of fiscal year 2008.

•	Approximately $1.3 million in one-time income due to a death benefit received on corporate owned life insurance policy following the death of a covered officer of the Company; and,
•
A partially offsetting increase in the foreign exchange transaction loss of approximately $1.0 million to a loss of approximately $1.4 million for fiscal year 2008 compared to a loss of approximately $0.4 million for fiscal year 2007.

Income Tax Expense

The effective tax rates for fiscal years 2008 and 2007 were 33.8% and 33.5%, respectively. The effective tax rates for the fiscal years 2008 and 2007 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the increased proportion of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities. These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.

Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties of $0.3 million, was recorded as a reduction to retained earnings and an increase in net income taxes payable.

As a result of the adoption of FIN 48, we recorded net unrecognized income tax benefits of approximately $17.4 million and $10.9 million, including interest and penalties of approximately $2.3 million and $1.6 million at June 30, 2008 and July 1, 2007, respectively. We have recognized approximately $0.7 million of interest expense for the fiscal year 2008. The non-current portion of the net unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date. If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate.

We have reviewed our uncertain income tax positions in accordance with FIN 48, and currently are not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on our consolidated financial position, results of operations and cash flows in the next twelve months.

We historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. We are maintaining this practice following our adoption of FIN 48.

In the ordinary course of our business, transactions occur for which the ultimate tax outcome may be uncertain. In addition, tax authorities periodically audit our income tax returns. These audits include examination of our significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions. We are currently under audits in certain of our major taxing jurisdictions, with open tax years beginning in fiscal year 1999. Currently, we are not able to reasonably estimate the completion date of these ongoing audits. Our major taxing jurisdictions include Australia, Ireland, Germany, Singapore, the United Kingdom and the United States.

Net Income and Diluted Net Income per Common Share

Net income for fiscal year 2008 increased approximately $21.3 million, or 26.6%, to approximately $101.3 million, compared to fiscal year 2007. The increase is mainly due to an overall increase in sales volume coupled with an improvement in our margins, and partially offset by the approximately $3.2 million (approximately $2.0 million net of tax) increase in non-cash share-based compensation expense all of which are explained above in more detail. The foreign currency fluctuation increased our net income for the fiscal year 2008 by approximately $6.2 million.

Diluted net income per share for fiscal year 2008 increased $0.24 per share, or 24.7%, to $1.21 per share, compared to fiscal year 2007. Diluted net income for fiscal year 2008 was negatively impacted by $0.16 per diluted share for non-cash share-based compensation expense compared to $0.14 per diluted share for fiscal year 2007.

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

Revenue increased approximately $106.8 million, or 15.7% to approximately $785.7 million for fiscal year 2007 compared to fiscal year 2006 primarily due to the following:

•
An approximately $75.8 million or 22.1% increase in service revenue is primarily due to additional revenue generated as a result of various acquisitions and the continued expansion of our customer base coupled with increased support revenue from existing customers (primarily through additional services). We acquired the RedSky IT Hospitality, Travel, and Retail subsidiaries of RedSky IT in January 2007 and we acquired various MICROS distributors during fiscal year 2007. Additionally, we acquired CommercialWare, Inc. in February 2006;

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

The international segment revenue for fiscal year 2007 increased approximately $97.8 million as a result of the following:

•
An approximately $62.3 million or 36.6% increase in service revenue is due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services), additional revenue generated through the acquisitions and foreign currency translation, as discussed above;

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

For fiscal year 2007, cost of sales as a percent of revenue decreased 1.5% to 47.6% compared to fiscal year 2006. Hardware cost of sales as a percent of related revenue decreased primarily as a result of an improvement in Workstation 4 margin percentage, coupled with an increase in Workstation 4 revenue compared to fiscal year 2006. Workstation 4 generates higher margin than other hardware products. Software cost of sales as a percent of related revenue increased primarily due to a decrease in the third party software margin percentage compared to fiscal year 2006. Additionally, the revenue from the OPERA suite of products was comparable to fiscal year 2006 revenue, but represented a lower percentage of total software revenue. Because the OPERA suite of products generates much higher margins than our third party software, this product mix change had the impact of increasing the overall software cost of sales as a percent of related revenue.

Service cost of sales as a percent of related revenue decreased primarily due to a decrease in travel expenses and maintenance service part costs. The decreases in travel expenses and parts costs were partially offset by an increase in overall service labor costs mainly associated with some of our newly acquired subsidiaries.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses, as a percent of revenue, increased 0.5% to 32.4% compared to 31.9% in fiscal year 2006. This increase reflects:

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

•	A partial offsetting decrease in remaining SG&A expenses as a percent of total revenue, primarily due to our ability to leverage our costs against the increase in total revenue.

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

Share-Based Compensation Expenses

For fiscal year 2007, we recognized non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures of approximately $14.0 million based on the estimated fair values of the vested portions of (1) approximately 0.7 million shares of underlying options granted during the fiscal year 2007; (2) approximately 0.9 million shares granted during fiscal year 2006; and, (3) approximately 0.7 million shares of underlying options granted before the effective date of SFAS 123(R) that were unvested as of the effective date. For fiscal year 2006, the non-cash share-based compensation expenses of approximately $9.1 million was based on the estimated fair values of the vested portions of (1) approximately 0.9 million shares of underlying options granted during fiscal year 2006 and (2) approximately 1.5 million shares of underlying options granted before the effective date of SFAS 123(R) that were unvested as of the effective date. The cost of sales, SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2007	2006
Cost of sales	$—	$35
SG&A	13,243	8,851
R&D	753	249
Total non-cash share-based compensation expense	13,996	9,135
Income tax benefit	(2,884)	(2,026)
Total non-cash share-based compensation expense, net of tax benefit	$11,112	$7,109

Impact on diluted net income per share	$0.14	$0.09

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

Income Tax Expense

The effective tax rates for fiscal year 2007 and 2006 were 33.5% and 32.9%, respectively. The increase in tax rate was primarily attributable to the negative impact of the changes in legislation related to extraterritorial income exclusions as well as the non-deductible nature of certain non-cash share-based compensation items and other non-deductible compensation items. These negative factors were partially offset by the benefit recognized from certain activities where the mix of earnings were subject to a lower statutory tax rate than that recognized in the U.S., renewal of research and development tax credit and the phase-in of the deduction for domestic production activities.

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

Diluted net income per share for fiscal year 2007 increased $0.19 per share, or 24.4%, to $0.97 per share, compared to fiscal year 2006. Diluted net income for fiscal year 2007 was negatively impacted by $0.14 per diluted share for non-cash share-based compensation expense compared to $0.09 per diluted share for fiscal year 2006.

RECENT ACCOUNTING STANDARDS

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other GAAP. This FSP is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years. We are currently reviewing the impact of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year 2010). Historically we have not had material hedging transactions, thus we believe the impact of the adoption of SFAS 161 on our consolidated financial position, results of operations and cash flows will not be material. The ultimate impact of the adoption of SFAS 161 is undeterminable at this time as it will depend on our ultimate hedging transactions at the time of the adoption.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently reviewing the impact of the adoption of SFAS 141(R) on our consolidated financial position, results of operations and cash flows.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently reviewing the impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial position, results of operations and cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements. The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any fair value measurements. SFAS 157 may cause some valuation procedures that we use to change after its adoption. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price). SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007 (our fiscal year 2009). In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We do not believe the adoption of the SFAS 157 will have a material impact on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s consolidated statement of cash flows summary for fiscal years is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$163,648	$114,766	$121,681
Investing activities	(13,271)	(141,184)	(29,320)
Financing activities	(37,463)	31,146	(9,029)

Operating activities:

Net cash provided by operating activities for fiscal year 2008 increased approximately $48.9 million compared to fiscal year 2007 primarily due to increases in cash provided by a decrease in accounts receivable of approximately $24.9 million and increases net income of approximately $21.3 million, deferred revenue of approximately $18.1 million and income taxes payable of approximately $12.5 million. One source of deferred revenue is prepaid maintenance and support fees; many of our customers are invoiced annually in advance for maintenance and support. These increases were partially reduced by a decrease of approximately $29.7 million in accrued expenses and other liabilities.

Net cash provided by operating activities for fiscal year 2007 decreased approximately $6.9 million compared to fiscal year 2006 primarily due to approximately $39.1 million increase in accounts receivable and prepaid and other current assets, substantially reduced by an approximately $16.5 million increase in cash provided by net income and approximately $13.8 million in increased accrued expenses and other current liabilities.

Investing activities:

In fiscal years 2008 and 2007, we invested in auction rate securities which are classified as investments, non-current as of June 30, 2008 and as short-term investments as of June 30, 2007 on the accompanying consolidated balance sheets. As a result, net cash flows from investing activities for fiscal year 2008, which includes approximately $17.5 million in net proceeds from the sale of auction rate securities, and fiscal year 2007, which includes approximately $87.0 million in net investments in auction rate securities, are not comparable to fiscal year 2006 as we did not invest in auction rate securities.

Net cash used by investing activities for fiscal year 2008 was approximately $13.3 million reflecting approximately $16.1 million used related to various acquisitions, primarily the acquisition of Check-in Data for which we used approximately $11.5 million. Additionally, approximately $14.9 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others. Sales of auction rate securities provided cash of approximately $17.5 million, as discussed above. Subsequent to June 30, 2008, we acquired another company, Fry, Inc. The total purchase consideration was approximately $31.3 million. This purchase is not reflected in the Consolidated Statement of Cash Flows.

Net cash used by investing activities for fiscal year 2007 was approximately $141.1 million, primarily as a result of our net investment in auction rate securities of approximately $87.0 million, as discussed above. We also used approximately $40.5 million related to various acquisitions, the most significant of which was the acquisition of RedSky for which we used approximately $29.8 million. Additionally, approximately $13.3 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others.

Net cash used by investing activities for fiscal year 2006 was approximately $29.3 million, including approximately $14.3 million used to purchase property, plant and equipment and to internally develop software to be licensed to others and approximately $14.1 million used for the acquisition of CommercialWare.

Financing activities:

Net cash used in financing activities for fiscal year 2008 was approximately $37.5 million, reflecting approximately $74.3 million used to repurchase our stock, partially offset by proceeds from stock option exercises of approximately $27.9 million and realized tax benefits from stock option exercises of approximately $11.0 million.

Net cash provided by financing activities for fiscal year 2007 was approximately $31.1 million, reflecting proceeds from stock option exercises of approximately $35.0 million and realized tax benefits from stock option exercises of approximately $16.8 million, partially offset by approximately $17.9 million used to repurchase our stock.

Net cash used by financing activities for fiscal year 2006 was approximately $9.0 million, reflecting approximately $40.2 million used to repurchase our stock, partially offset by approximately $18.5 million in proceeds from stock option exercises and approximately $13.3 million in realized tax benefits from stock option exercises.

All cash and cash equivalents are being retained for the operation and expansion of the business and the repurchase of our stock.

Purchases of Common Stock

In fiscal year 2002, the Board of Directors authorized the purchase of up to four million shares of the Company’s common stock. In fiscal year 2005, the Board of Directors authorized the purchase of an additional four million shares of our common stock. In November 2007, the Board of Directors authorized the purchase of an additional two million shares of our common stock. Since the inception of the repurchase programs, we have incurred approximately $0.2 million in fees related to the programs. A summary of the cumulative number of shares purchased under the Board authorizations, which have all been retired, is as follows:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)
Fiscal year:
2002 – 2005	4,993,324	$10.65	$53,180
2006	1,842,674	$21.83	40,234
2007	697,200	$25.63	17,870
2008	2,329,302	$31.90	74,303
Total as of June 30, 2008	9,862,500	$18.82	$185,587

As noted elsewhere in this Annual Report on Form 10-K, subsequent to June 30, 2008, our Board of Directors approved the repurchase of up to an additional two million shares of our common stock over the next three years, to be purchased from time to time in the open market depending on market conditions and other corporate considerations as determined by management.

Capital Resources

We have two credit agreements (the “Credit Agreements”) that in the aggregate, provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (the “Lenders”).  The international facility is secured by 65% of the capital stock of our main operating Ireland subsidiary and 100% of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as certain inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, we are required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit. The Credit Agreements also contain certain financial covenants and restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements, including those not cured within the applicable cure period, the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of June 30, 2008, we had approximately $1.0 million outstanding on the lines of credit mentioned above and had approximately $64.0 million available for future borrowings. The total outstanding balance consisted of 105.0 million JPY (Japanese Yen), or approximately $1.0 million at the June 30, 2008 exchange rate.

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.6 million at the June 30, 2008 exchange rate). Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of June 30, 2008, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the June 30, 2008 exchange rate) of the credit facility had been used for guarantees. As we have significant international operations, we do not believe that our Euro-denominated borrowings represent a significant foreign exchange risk. On an overall basis, we monitor our cash and debt positions in each currency in an effort to reduce our foreign exchange risk.

As of June 30, 2008, we had approximately $65.4 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of June 30, 2008 was 2.2%. As of July 31, 2008, the total outstanding balance on the lines of credit was approximately $1.0 million and we had approximately $65.4 million borrowing capacity under all of the credit facilities at that time.

We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. Nevertheless, if we need to raise additional funds, we believe we will be able to raise the necessary amounts either by entering into additional financing agreements or through the issuance of our common stock. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2009 will be approximately $16 million.

Financial indicators of our liquidity and capital resources as of June 30 were as follows:

(in thousands, except ratios)	2008	2007
Cash, cash equivalents and marketable securities(1)	$381,964	$329,652
Available credit facilities	$66,574	$66,353
Outstanding credit facilities	(989)	(2,308)
Outstanding guarantees	(201)	(248)
Unused credit facilities	$65,384	$63,797
Working capital (2)	$392,939	$344,566
Capital lease obligations (3) :
Current	$403	$655
Non-current	310	260
Total	$713	$915
Shareholders’ equity	$673,016	$551,133
Current ratio (3)	2.33	2.34

(1) For June 30, 2008 does not include approximately $65.2 million invested in auction rate securities, classified as Investments, long-term in the accompanying consolidated balance sheet. Cash, cash equivalents, and marketable securities at June 30, 2007 includes approximately $87.0 million invested in auction rate securities, classified as Short-term investments in the accompanying consolidated balance sheets.
(2) Current assets less current liabilities.
(3) Current assets divided by current liabilities. The Company does not have any long-term debt.

Inflation

We have not experienced any significant impact as a result of inflation.

Contractual Obligations

The following table summarizes our contractual arrangements at June 30, 2008:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Net operating lease obligations	$105,444	$26,113	$35,493	$21,409	$22,429
Capital lease obligations	713	403	292	18	—
Total	$106,157	$26,516	$35,785	$21,427	$22,429

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized income tax benefits at June 30, 2008, we are unable to reasonably estimate settlements with taxing authorities.  The above Contractual Obligations table does not reflect unrecognized income tax benefits of approximately $17.4 million. See Note 14 of the Consolidated Financial Statements for further discussion on income taxes.

FORWARD-LOOKING STATEMENTS

The preceding management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Annual Report on Form 10-K that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Additional forward-looking statements will be found in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, including:

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
(xviii)
our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules, and

(xix)	our expectations regarding valuation and liquidity of auction rate securities in which we have invested.

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

The Company is exposed to interest rate risk and to foreign currency exchange rate risk. See Part I, Item I, Foreign Sales and Foreign Market Risks, and Part II, Item 7 for information regarding foreign currency exchange risks. The Company’s committed lines of credit bear interest at a floating rate, which exposes the Company to interest rate risks. The Company manages its exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. At June 30, 2008, the Company had total borrowings of approximately $1.0 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at June 30, 2008 and June 30, 2007. The Company’s exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit. As the Company’s total borrowing as of June 30, 2008 was approximately $1.0 million, a 1% change in interest rate would have resulted in an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.

To minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

See Part IV, Item 15(a)(1).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management’s report on internal control over financial reporting is set forth in Item 15 of this annual report on Form 10-K and is incorporated by reference herein.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Ethics and Business Practices, which applies to all directors, officers, and U.S.-based employees of the Company (there are certain variations with respect to certain international locations so as to comply with local law). It is posted on the Company’s website at www.micros.com, and is available in print free of charge to anyone who requests a copy. Requests must be in writing and mailed to the Company’s Corporate Secretary.

See Part I, Item 1 for information regarding the Company’s Executive Officers. Other information required by this Item 10 will be set forth in the Company’s Proxy Statement under the captions “Information as to Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee” and that information is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,246,928	$22.46	3,068,537

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,246,928	$22.46	3,068,537

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 30, 1995, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement that, as amended, expired on June 30, 2008 in accordance with its terms. Under the Consulting Agreement, Mr. Brown was to provide during each fiscal year on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million. Additionally for fiscal year 2007 and 2006, Mr. Brown’s total compensation also included annual target bonuses of approximately $0.2 million that were accrued during the fiscal year that they were earned and paid in the following fiscal year.

Notwithstanding the expiration of his Consulting Agreement, Mr. Brown continues to serve the Company as Vice-Chairman of the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.
(a) The following documents are filed as a part of this report:

(1) Management’s Annual Report On Internal Control Over Financial Reporting	41

(2) Financial Statements:
Report of Independent Registered Public Accounting Firm	42
Consolidated balance sheets as of June 30, 2008 and 2007	43
Consolidated statements of operations for the fiscal years ended June 30, 2008, 2007 and 2006	44
Consolidated statements of cash flows for the fiscal years ended June 30, 2008, 2007 and 2006	45
Consolidated statements of shareholders’ equity and comprehensive income for the fiscal years ended June 30, 2008, 2007 and 2006	46
Notes to consolidated financial statements	47 - 70

(3) Financial Statement Schedules:
Schedule II – Valuation and qualifying accounts and reserves	71

All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(4)  Exhibits:
3(i)	Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on October 17, 2007.
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

10(b)(10)*
Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.

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

10(c)(4)*
Fourth Amendment to Consulting Agreement dated June 12, 2007 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 12, 2007.

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
April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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

Management evaluated the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MICROS Systems, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Annual Report on Internal Control over Financial Reporting under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post retirement plans effective June 30, 2007.

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

[PricewaterhouseCoopers LLP (signed)]
Baltimore, Maryland
August 29, 2008

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$381,964	$242,702
Short-term investments	—	86,950
Accounts receivable, net of allowance for doubtful accounts of
$28,348 at June 30, 2008 and $23,110 at June 30, 2007	192,445	180,203
Inventory, net	64,575	47,790
Deferred income taxes	18,724	16,683
Prepaid expenses and other current assets	29,737	27,650
Total current assets	687,445	601,978

Investments, non-current	65,216	—
Property, plant and equipment, net	29,165	27,955
Deferred income taxes, non-current	7,108	23,145
Goodwill	159,722	138,332
Intangible assets, net	16,168	14,509
Purchased and internally developed software costs, net of accumulated
amortization of $61,691 at June 30, 2008 and $54,708 at June 30, 2007	30,846	36,296
Other assets	7,336	4,541
Total assets	$1,003,006	$846,756

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$989	$2,308
Accounts payable	46,843	43,126
Accrued expenses and other current liabilities	124,913	117,142
Income taxes payable	6,363	8,094
Deferred revenue	115,398	86,742
Total current liabilities	294,506	257,412

Income taxes payable, non-current	18,302	—
Deferred income taxes, non-current	2,181	15,934
Other non-current liabilities	8,103	17,554
Total liabilities	323,092	290,900

Minority interests and minority ownership put arrangement	6,898	4,723
Commitments and contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and
outstanding 80,898 at June 30, 2008 and 81,096 at June 30, 2007	506	507
Capital in excess of par	131,517	149,089
Retained earnings	480,777	382,785
Accumulated other comprehensive income	60,216	18,752
Total shareholders' equity	673,016	551,133
Total liabilities and shareholders' equity	$1,003,006	$846,756

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2008	2007	2006
Revenue:
Hardware	$265,965	$233,838	$215,561
Software	158,699	132,820	120,093
Service	529,520	419,069	343,299
Total revenue	954,184	785,727	678,953
Cost of sales:
Hardware	171,779	149,085	144,061
Software	33,252	29,531	23,488
Service	247,954	195,600	165,721
Total cost of sales	452,985	374,216	333,270
Gross margin	501,199	411,511	345,683
Selling, general and administrative expenses	306,624	254,317	216,827
Research and development expenses	40,129	33,885	27,120
Depreciation and amortization	15,143	12,721	10,459
Total operating expenses	361,896	300,923	254,406
Income from operations	139,303	110,588	91,277
Non-operating income (expense):
Interest income	14,725	10,319	5,066
Interest expense	(286)	(371)	(210)
Other income (expense), net	597	1,118	(468)
Total non-operating income, net	15,036	11,066	4,388
Income before taxes, minority interests and equity in net earnings of affiliates	154,339	121,654	95,665
Income tax provision	52,167	40,754	31,455
Income before minority interests and equity in net earnings of affiliates	102,172	80,900	64,210
Minority interests and equity in net earnings of affiliates	(888)	(912)	(682)
Net income (1)	$101,284	$79,988	$63,528

Net income per common share (1) (2):
Basic	$1.23	$1.00	$0.82
Diluted	$1.21	$0.97	$0.78

Weighted-average number of shares outstanding (2):
Basic	81,546	79,978	77,383
Diluted	83,346	82,581	81,248

(1) See Note 3, "Share-based Compensation" in Notes to Consolidated Financial Statements.
(2)All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$101,284	$79,988	$63,528
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,143	12,721	10,459
Amortization of capitalized software	9,385	8,392	6,978
Amortization of prior service cost	648	—	—
Provision for losses on accounts receivable excluding recoveries	7,135	3,356	5,454
Provision for inventory obsolescence	2,753	3,157	3,530
Undistributed earnings from equity investment and minority interest	888	912	682
Provision for deferred income taxes (benefit)	(1,118)	(2,087)	(1,950)
Net (gain) loss on disposal of property, plant and equipment
and capitalized software	87	(237)	1,492
Share-based compensation	17,229	13,996	9,135
Changes in assets and liabilities (net of impact of acquisitions):
Increase in accounts receivable	(4,389)	(29,278)	(12,306)
Increase in inventory	(15,566)	(1,140)	(7,182)
(Increase) decrease in prepaid expenses and other assets	423	(9,142)	12,975
Increase (decrease) in accounts payable	(168)	5,055	(2,944)
Increase in accrued expenses and other current liabilities	(1,632)	28,104	14,282
Increase (decrease) in income taxes payable	11,811	(694)	10,193
Increase in deferred revenue	19,735	1,663	7,355
Net cash flows provided by operating activities	163,648	114,766	121,681
Cash flows from investing activities:
Net cash paid for acquisitions	(16,135)	(40,541)	(14,094)
Purchases of property, plant and equipment	(12,944)	(11,279)	(10,740)
Internally developed software	(1,919)	(1,974)	(3,523)
Purchases of other intangible assets	—	—	(575)
Disposal of property, plant and equipment	227	398	112
Purchases of short-term investments	(610,650)	(122,400)	—
Proceeds from sales of short-term investments	628,150	35,450	—
Purchases of other investments	—	(838)	(500)
Net cash flows used in investing activities	(13,271)	(141,184)	(29,320)
Cash flows from financing activities:
Repurchases of common stock	(74,303)	(17,870)	(40,234)
Proceeds from stock option exercises	27,884	34,966	18,532
Realized tax benefits from stock option exercises	11,018	16,781	13,305
Principal payments on line of credit	(1,640)	(3,717)	(628)
Proceeds from lines of credit	—	1,650	318
Other	(422)	(664)	(322)
Net cash flows (used in) provided by financing activities	(37,463)	31,146	(9,029)
Effect of exchange rate changes on cash and cash equivalents	26,348	752	369
Net increase in cash and cash equivalents	139,262	5,480	83,701
Cash and cash equivalents at beginning of year	242,702	237,222	153,521
Cash and cash equivalents at end of year	$381,964	$242,702	$237,222
Supplemental disclosures of cash flow information:
Cash paid (received) during the fiscal year for:
Interest	$137	$89	$213
Income taxes (net refund)	$28,752	$24,561	$(971)

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Capital in Excess	Retained	Accumulated Other Comprehensive
(in thousands)	Shares (1)	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2005	77,290	$482	$99,990	$239,320	$5,379	$345,171
Comprehensive income:
Net income	—	—	—	63,528	—	63,528
Foreign currency translation adjustments	—	—	—	—	7,679	7,679
Total comprehensive income						71,207
Share-based compensation	—	—	9,135	—	—	9,135
Stock issued upon exercise of options	2,512	16	18,516	—	—	18,532
Repurchases of stock	(1,842)	(11)	(40,223)	—	—	(40,234)
Income tax benefit from options exercised	—	—	13,305	—	—	13,305
Balance, June 30, 2006	77,960	487	100,723	302,848	13,058	417,116
Comprehensive income:
Net income	—	—	—	79,988	—	79,988
Foreign currency translation adjustments	—	—	—	—	11,623	11,623
Total comprehensive income						91,611
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(5,929)	(5,929)
Minority interest put arrangement	—	—	—	(51)	—	(51)
Share-based compensation	—	—	13,996	—	—	13,996
Stock issued upon exercise of options	3,834	24	34,942	—	—	34,966
Repurchases of stock	(698)	(4)	(17,866)	—	—	(17,870)
Income tax benefit from options exercised	—	—	17,294	—	—	17,294
Balance, June 30, 2007, as previously reported	81,096	507	149,089	382,785	18,752	551,133
Cumulative impact of the adoption of FIN 48	—	—	—	(2,647)	—	(2,647)
Balance, June 30, 2007, adjusted	81,096	507	149,089	380,138	18,752	548,486
Comprehensive income:
Net income	—	—	—	101,284	—	101,284
Foreign currency translation adjustments	—	—	—	—	38,186	38,186
Unrealized loss on non-current investments, net of tax	—	—	—	—	(2,651)	(2,651)
Amortization of prior year pension costs, net of tax	—	—	—	—	648	648
Total comprehensive income						137,467
SERP amendment, net of tax	—	—	—	—	5,281	5,281
Minority interest put arrangement	—	—	—	(645)	—	(645)
Share-based compensation	—	—	17,229	—	—	17,229
Stock issued upon exercise of options	2,131	13	27,871	—	—	27,884
Repurchases of stock	(2,329)	(14)	(74,289)	—	—	(74,303)
Income tax benefit from options exercised	—	—	11,617	—	—	11,617
Balance, June 30, 2008	80,898	$506	$131,517	$480,777	$60,216	$673,016

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

BASIS OF PREPARATION AND USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Although these estimates are based on assumptions that management believes are reasonable and management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from these estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The net income of the Company’s subsidiaries is recorded net of minority interests. Investments in 20% through 50% owned affiliated companies and any investments in other companies in which the Company exercises significant influence over operating and financial affairs, are accounted for under the equity method. Otherwise, investments are recorded at cost. All significant intercompany accounts and transactions have been eliminated.

STOCK SPLIT

On February 5, 2008, the Company effected a two-for-one stock split of the Company’s common stock, in the form of a stock dividend. All references to share data in the accompanying consolidated financial statements and throughout these notes have been retroactively adjusted to reflect the two-for-one stock split.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month end exchange rates during the fiscal year which approximate weighted average exchange rates. Specifically, the applicable exchange rates used in the financial statements are based on the exchange rate(s) in effect on the last business day of each month as reported in the Wall Street Journal. The cumulative translation effects are reflected as a component of the Company’s accumulated other comprehensive income within shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

REVENUE RECOGNITION

Revenue is generated from software licenses, hardware and service and support. Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements (“SAB NO. 104”).” Revenue under multiple-element arrangements, which typically include hardware, software licenses, and maintenance agreements sold together, are allocated to each element in the arrangement using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence of the fair value of any undelivered elements of the arrangement, i.e., recognition of an allocated portion of revenue, equivalent to the fair value of undelivered elements, is deferred.

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

•
Collection is probable: The Company performs credit review for significant transactions at the time the arrangement is executed to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines from the outset of an arrangement that collection is not probable, revenue is recognized as collection occurs.

Costs related to shipping and handling and billable travel expenses are included in cost of sales. The Company reduces revenue to reflect estimated customer returns and allowances.

Hardware

The Company’s main proprietary hardware is point-of-sale terminals. The Company also sells other hardware devices, such as printers, cash drawers, handheld order entry terminals and pole displays. The Company also resells various hardware products, including personal computers, servers, printers, network cards and other related computer equipment.

Hardware revenue is recognized, in accordance with SAB No. 104. Hardware revenue is recognized at FOB shipping point when the hardware is provided to a common carrier if at the time of shipment, the Company has an arrangement, the risk of ownership has passed to the buyer, there is a fixed and determinable price and collectability is reasonably assured. If at the time of shipment, the Company has not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.

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

Revenue related to all software products, whether sold stand alone or with the Company’s hardware products, is recognized in accordance with SOP 97-2. If the software license agreement contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. If a third party can install the software, revenue is recognized when shipped, with an appropriate deferral for any undelivered software contract elements. For OPERA software, the Company is the principal party that has the proprietary knowledge to install the software. The Company deems OPERA software to be delivered when ready to go live, thus software and related installation services revenue is recognized upon installation and when ready to go live, with an appropriate deferral for any undelivered software contract elements. Fees are allocated to the various elements of software license agreements using the residual method prescribed by SOP 98-9, based on vendor specific objective evidence (“VSOE”) of the fair value of any undelivered elements of the arrangement. VSOE of fair value for the Company’s services, including maintenance agreements, are based upon separate sales of those arrangements, which are consistently applied. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 are met.

Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for escalating payment terms, or payment terms of twelve months or more from the delivery date, software revenue is recognized as payments become due and only if all other conditions for revenue recognition have been satisfied.

Service

The Company provides maintenance support, installation, customer specific development and, more recently, software-hosting services. Maintenance support and software-hosting services are initially recorded as deferred revenue and are recognized ratably over the contract term. Revenue related to installation services, which include project management, systems planning, design and implementation, customer configurations, training and assistance activating the Company’s products are recognized as the service is rendered.

The Company’s software is ready for use by the customer upon receipt. While many of the customers may choose to tailor the software to fit their specific needs or request the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to or development of the underlying source code.

When the Company provides services deemed to be essential to the functionality of the software products licensed, or when a customer requires significant production, modification, or customization to the licensed software, the Company recognizes software and services revenue under the completed contract method in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Once acceptance occurs, revenue is recognized for all delivered elements based on vendor specific objective evidence, and maintenance service revenue is deferred and recognized ratably over the contract term. The completed contract method of accounting is followed rather than the percentage of completion method as the production cycles are usually not long term (less than one year).

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash equivalents are recorded at cost, which approximates fair value, and consist primarily of high-grade commercial paper, money market funds, U.S. government agency securities and tax-exempt notes and bonds.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of the Company’s customers to make required payments and for limited circumstances when the customer disputes the amounts due to the Company. The Company’s methodology for determining this allowance requires estimates and is based on the age of the receivable, customer’s payment practices and history, inquiries, credit reports from third parties and other financial information. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2008 and 2007, accounts receivable totaled approximately $192.4 million and $180.2 million, net of an allowance for doubtful accounts of approximately $28.3 million and $23.1 million, respectively. Additionally, bad debt expenses, net of recoveries, for the fiscal years 2008, 2007 and 2006 were approximately $7.1 million, $3.4 million and $5.4 million, respectively.

INVENTORY

Inventory is stated at the lower of standard cost which approximates cost, or market. Standard cost is determined principally by the first-in, first-out basis, or market. The Company maintains a reserve for obsolescence for inventory in the amount of approximately $11.5 million and $9.9 million as of June 30, 2008 and June 30, 2007.

INVESTMENTS, NON-CURRENT AND SHORT-TERM

The Company’s investments in auction rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates, are classified as available-for-sale. The Company carries these securities at estimated fair value with any related impairment being classified as either temporary and reported as a separate component of stockholders' equity or as other-than-temporary and recognized in its consolidated statements of operations.

As of June 30, 2008, the Company held approximately $65.2 million in auction rate securities, classified as investment, non-current available for sale in the accompanying consolidated balance sheets compared to approximately $87.0 million, classified as short-term investments available for sale as of June 30, 2007. As of June 30, 2008, there were temporary unrealized losses of approximately $4.2 million (approximately $2.7 million, net of tax). As of June 30, 2007, there were no unrealized gains or losses on these investments. The Company recognized no gains or losses related to the sale of its investments in auction rate securities during the three fiscal years ended June 30, 2008. See Note 2, “Investments, non-current and short-term” for further detail.

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

Annual amortization of capitalized software development costs are charged to software cost of sales and for each capitalized software product is the greater of: (i) the amount computed using the ratio that of the software product’s current fiscal year gross revenue to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Amortization expenses for the fiscal years 2008, 2007 and 2006 were approximately $9.4 million, $8.4 million and $7.0 million, respectively. Additionally, during the fiscal years 2008 and 2006, the Company wrote off approximately $0.7 million and approximately $1.6 million in capitalized software costs related to products for which no future revenue was projected. No capitalized software was written off in fiscal year 2007.

LONG-LIVED ASSETS INCLUDING FINITE-LIVED PURCHASED INTANGIBLE ASSETS

The Company evaluates long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company compares the fair value of the assets based on the undiscounted cash flows the assets are expected to generate (or market value, if available) to the book value of the assets. If the fair value is less than book value, the asset is impaired and an impairment loss would be recognized by the Company equal to the excess of book value over fair value.

During the last three fiscal years ended June 30, 2008, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

GOODWILL AND INDEFINITE-LIVED PURCHASED INTANGIBLE ASSETS

SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. The Company assesses whether goodwill and the Company’s only indefinite-lived purchased intangible assets, trademarks, are impaired on an annual basis in accordance with SFAS 142 during the first quarter of its fiscal year.  Goodwill is evaluated for impairment by comparing the fair value of each of the Company’s reporting units (the Company’s four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America) to its book value. The fair value of each reporting unit is determined based on a weighting of the income approach (i.e., discounted future income associated with the item) and market approach (i.e., market value of similar assets purchased or sold in the same industry) to value. If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, the Company recognizes an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

Trademarks are evaluated for impairment by comparing their fair value to book value. The Company estimates the fair value of trademarks using an income approach to value, and recognizes an impairment loss if the estimated fair value of a trademark is less than its book value.

Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that it is more likely than not that the book value of goodwill and/or trademarks has been impaired.

The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of its annual or interim analyses, the Company makes estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. The Company also considers its market capitalization on the date the analysis is performed.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expenses for the fiscal years 2008, 2007 and 2006 were approximately $7.5 million, $6.6 million and $4.9 million, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, primarily consisting of salaries, employee benefits and administrative costs, not capitalized as Capitalized Software Development Costs are charged to operations as incurred. Research and development costs for the fiscal years 30, 2008, 2007 and 2006 were approximately $40.1 million, $33.9 million and $27.1 million, respectively.

SHARE-BASED COMPENSATION

The Company accounts for its option awards granted under its stock option program in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations. In addition, non-cash share-based compensation expense adjusted for expected pre-vesting forfeitures is recognized for the non-vested portion of awards that were granted before the effective date of SFAS 123(R) as those options become incrementally vested.

As the Company values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions, the Company is required to input highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in the option pricing model. Expected volatility is based on historical stock prices. The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. See Note 3, “Share-Based Compensation” below for further detail.

WARRANTIES

The Company’s products are under warranty for defects in material and workmanship for a period ranging from 12 to 36 months. The Company establishes an accrual for estimated warranty costs at the time of sale and historically, the Company’s warranty expense has not been material.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to the deferred income tax provision in the period such determination is made.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 14, “Income Taxes” below for further detail.

NET INCOME PER SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2008	2007	2006
Net income	$101,284	$79,988	$63,528
Effect of minority put arrangement	(645)	(51)	—
Net income available to common shareholders	$100,639	$79,937	$63,528

Average common shares outstanding	81,546	79,978	77,383
Dilutive effect of outstanding stock options	1,800	2,603	3,865
Average common shares outstanding assuming dilution	83,346	82,581	81,248

Basic net income per share	$1.23	$1.00	$0.82
Diluted net income per share	$1.21	$0.97	$0.78

Anti-dilutive weighted shares excluded from reconciliation	1,239	2,528	1,092

Fiscal years 2008, 2007 and 2006 include approximately $17.2 million ($13.1 million, net of tax), $14.0 million ($11.1 million, net of tax) and $9.1 million ($7.1 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share by $0.16, $0.14 and $0.09 for fiscal years 2008, 2007 and 2006, respectively. See Note 3, “Share-based Compensation” below for further detail.

In connection with one of the Company’s acquisitions during fiscal year 2007, the minority shareholders of the acquired company had the option to require the Company to purchase their shares in accordance with a pre-defined formula based on specified financial results of the acquired company. This arrangement reduced the net income available to common shareholders in the earnings per share calculation by less than $0.01 per diluted share for fiscal years 2008 and 2007. See Note 4, “Acquisitions” below for further detail.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments reflected in the consolidated balance sheets approximate their fair values.

DEFINED BENEFIT PLAN

The Company’s Supplemental Executive Retirement Plan (the “SERP Plan”) provides designated officers and executives of the Company with benefits upon retirement or immediate vesting of benefits upon a participant’s pre-retirement death. The SERP Plan is accounted for in accordance with SFAS No. 87, “Employers Accounting for Pensions.”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the SERP Plan in the Company’s statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending June 30, 2007 and to provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007, and included the effect of adoption in the accompanying consolidated financial statements. This plan is described more fully in Note 17, “Employee Benefit Plans.”

RECENT ACCOUNTING STANDARDS

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other GAAP. This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years. The Company is currently reviewing the impact of the adoption of FSP FAS 142-3 on its consolidated financial position, results of operations and cash flows.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year 2010). Historically the Company has not had material hedging transactions, thus the Company believes the impact of the adoption of SFAS 161 on its consolidated financial position, results of operations and cash flows will not be material. The ultimate impact of the adoption of SFAS 161 is undeterminable at this time as it will depend on the Company’s hedging transactions, if any, in effect at the time of the adoption.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal year 2010). The Company is currently reviewing the impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position, results of operations and cash flows.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal year 2010). The Company is currently reviewing the impact of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure eligible financial instruments at fair value as of specified dates. The election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009). The Company does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) to establish a framework for measuring fair value under generally accepted accounting principles and to expand disclosures on fair value measurements. The statement applies to previously established valuation pronouncements, but is to be applied prospectively, so that it does not require the changing of any previous fair value measurements. Under SFAS 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability or the asset (an exit price), as opposed to the price to be paid for the asset or received to assume the liability (an entry price). SFAS 157 is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009). In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of the provisions of SFAS 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. SFAS 157 may cause some valuation procedures used by the Company to change after its adoption. However, the Company does not believe the adoption of the SFAS 157 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

2.	INVESTMENTS, NON-CURRENT AND SHORT-TERM

The Company’s investments in auction rate securities are carried at estimated fair value. Auction rate securities are long-term debt instruments with variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process (“auction rate securities”). The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group. Due to the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities previously were classified as short-term investments available-for-sale in the accompanying consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in the auction, thereby no longer providing short-term liquidity. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of June 30, 2008 instead of being classified as short-term investments, as was the case as of June 30, 2007.

In the absence of a liquid market or a negotiated sales transaction, the Company engaged an independent valuation firm to provide a valuation for its auction rate securities as of June 30, 2008. The valuation firm used a mark to model approach to arrive at this valuation, which was reviewed and agreed to by the Company. The assumptions used in preparing the valuation analysis include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the auction rate securities. These assumptions are subject to change as the underlying market conditions change. The assumptions used represent the Company’s estimates based on available data as of June 30, 2008.

The valuation of the auction rate securities as of June 30, 2008 indicated a fair value of approximately $65.2 million for which the Company has recorded a temporary unrealized impairment loss of approximately $4.2 million (approximately $2.7 million, net of tax). The Company reviews impairments in accordance with Emerging Issues Task Force 03-1 and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. Unrealized losses are recognized in the statement of operations when a decline in fair value is determined to be other-than-temporary. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in classifying the impairment include the extent and time the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and the Company’s intent and ability to hold each investment until recovery.

The Company has recorded a temporary unrealized loss of approximately $4.2 million (approximately $2.7 million, net of tax) on these investments in the other comprehensive income component of stockholders’ equity during the fiscal year 2008. As of June 30, 2007, there were no unrealized gains or losses on these investments. The Company recognized no gains or losses related to the sale of its investments in auction rate securities during the three fiscal years ended June 30, 2008. The Company reviews its investments on an ongoing basis for indications of possible impairment and proper classification of any impairment once identified and will continue to monitor the liquidity and creditworthiness of its auction rate securities holdings.

3.	SHARE-BASED COMPENSATION:

The Company has granted incentive and non-qualified stock options to directors, officers, and other employees pursuant to authorization by the Board of Directors. With respect to directors, the Company’s policy and practice during fiscal year 2008 was that only those directors who are also either employees of or consultants to the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since its inception in 1991, the Company has authorized approximately 34.0 million shares for issuance upon exercise of options, of which approximately 3.1 million shares were available for future grants as of June 30, 2008. Options to purchase approximately 6.2 million shares were outstanding as of June 30, 2008, including currently exercisable options to purchase approximately 3.7 million shares.

The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Fiscal Year Ended June 30,
(in thousands)	2008	2007	2006
Cost of sales	$—	$—	$35
Selling, general and administrative	16,213	13,243	8,851
Research and development	1,016	753	249
Total non-cash share-based compensation expense	17,229	13,996	9,135
Income tax benefit	(4,083)	(2,884)	(2,026)
Total non-cash share-based compensation expense, net of tax benefit	$13,146	$11,112	$7,109

Impact on diluted net income per share	$0.16	$0.14	$0.09

The non-cash share-based compensation expense for the fiscal year 2008 includes approximately $3.2 million related to a grant of options to the Company’s Chairman, President, and Chief Executive Officer, A.L. Giannopoulos during fiscal year 2008. In accordance with the terms of the Company’s option plan, any options that he holds that have not yet vested will vest immediately upon his retirement, as he is over the retirement age of 62. Although Mr. Giannopoulos has not retired, the Company expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options. The non-cash share-based compensation expense for the fiscal year 2007 also included a one-time charge of approximately $0.7 million resulting from the accelerated vesting of unvested options due to the death of an officer of the Company. Under the Company’s stock option plan, options vest immediately upon death of an option holder.

No non-cash share-based compensation expense has been capitalized for fiscal years 2008 and 2007, as stock options were not granted to employees whose labor was capitalized as software development costs or inventory. For fiscal year 2006, less than $0.1 million in non-cash share-based compensation expense had been capitalized as a result of stock options granted to employees whose labor was capitalized as software development costs.

The estimated fair values of options granted during the three fiscal years ended June 30, 2008 were estimated on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2008	2007	2006
Weighted-average expected volatility	35%	37%	41%
Expected volatility	33% - 36%	36% - 38%	33% - 46%
Expected term	4.8 – 5.3 years	4.6 – 5.7 years	4.0 – 5.7 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.6% - 3.7%	4.5% - 4.9%	3.9% - 5.0%

The following is a summary of option activity:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	7,120	$17.17	6.7	$71,432
Granted	1,491	$34.73
Exercised	(2,132)	$13.07
Forfeited or expired	(232)	$25.14
Outstanding at June 30, 2008	6,247	$22.46	7.2	$50,192

Exercisable at June 30, 2007	4,236	$12.78	5.4	$61,075
Exercisable at June 30, 2008	3,655	$17.41	6.1	$47,802

The weighted-average grant-date estimated fair value per share of options granted during the fiscal years 2008, 2007 and 2006 were $12.87, $21.66 and $20.02, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal years 2008, 2007 and 2006 were approximately $38.9 million, $62.2 million and $37.5 million, respectively.

As of June 30, 2008, there was approximately $19.7 million (net of estimated forfeiture) in non-cash share-based compensation costs related to non-vested awards, expected to be recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.85 years.

Cash received from options exercised during the fiscal years 2008, 2007 and 2006 were approximately $27.9 million, $35.0 million and $18.5 million, respectively.

4.	ACQUISITIONS:

FY 2008:

CHECK-IN-DATA AG

During the first quarter of fiscal year 2008, the Company acquired Check-in Data AG (“Check in Data”) for an aggregate cash purchase price of approximately $13.5 million, net of $3.6 million in cash acquired, in a step acquisition in which the Company acquired an 80% interest in July 2007 and the remaining 20% interest in September 2007. Approximately $2.0 million of the total purchase price was held back to satisfy certain claims the Company may have against Check in Data. Any amounts remaining after satisfaction of any claims will be paid in two installments, at 12 months and 18 months after the July 2007 closing. Subsequent to June 30, 2008, the first installment, net of working capital adjustment, of approximately $0.8 million was paid in July 2008. Headquartered in Switzerland, Check in Data was a distributor of MICROS products and services and also provided complementary products and services. Goodwill of approximately $11.9 million and intangible assets and capitalized software of approximately $3.3 million were recorded in connection with the acquisition. The purchase price allocation is not finalized and is subject to the final working capital adjustments, which are currently not expected to be material. The acquisition of Check in Data has been included in the results of the Company since the acquisition date.

OTHER:

During fiscal year 2008, the Company also acquired another distributor of MICROS products and services. The aggregate cash purchase price for this acquisition was approximately $4.3 million, net of cash acquired, which excluded certain amounts that were held back to be released on either an agreed upon date or upon the resolution of contractual indemnity obligations of the sellers.

The pro forma effect of these acquisitions was not material to the consolidated financial position and results of operations presented herein.

FY 2007:

REDSKY

On January 29, 2007, the Company acquired the RedSky IT Hospitality, Travel, and Retail subsidiaries (together “RedSky”) of RedSky IT for a total cash purchase price of approximately $30.8 million, net of cash acquired. A portion of the purchase price previously held in escrow to provide payment if the Company made and prevailed with respect to certain claims against RedSky IT have been released to the former shareholders of RedSky IT. Headquartered in the United Kingdom, the acquired companies provide hotel property management software solutions targeted toward the limited-service, independent and economy hotel markets, and software solutions for the grocery and travel industry. Goodwill of approximately $33.2 million, intangible assets of approximately $5.2 million and capitalized software costs of approximately $2.7 million were recorded in connection with the acquisition.

OTHERS:

During fiscal year 2007, the Company also acquired various distributors of MICROS products and services and other companies with complementary products and services. The aggregate cash purchase price for these acquisitions was approximately $12.6 million, net of $3.2 million in cash acquired, which excluded certain amounts that were held back to be released on either an agreed upon date or, if applicable, upon the resolution of contractual indemnity obligations of the sellers, all of which have been released to the sellers.

Additionally, in connection with one of the acquisitions, the minority interest holders were provided a Put Option based on a formula related to certain financial results of the acquired company. The Company had accounted for this arrangement under Emerging Issues Task Force (“EITF”) Abstract Topic No. D-98 (“D-98”), as redemption is outside of the control of the Company. Under EITF D-98, the carrying value of minority interest reflected on the accompanying consolidated balance sheets (“Initial Minority Interest”) was increased by an amount equal to the excess of the value of the Put Option over the Initial Minority Interest, with an offset to retained earnings and a similar reduction to the net income available to common shareholders in the earnings per share calculation. As permitted in EITF D-98, the Company adopted an accretion method which allowed the Company to accrete the Put Option value over the period from the date of acquisition to the Put Option’s earliest possible redemption date. As a result, as of June 30, 2008 and 2007, the Company reflected only a pro-rata portion of the Put Option’s value and increase in the Initial Minority Interest, with corresponding reductions to retained earnings and made similar reductions to the net income available to common shareholders in the earnings per share calculation. This arrangement negatively impacted diluted earnings per share by less than $0.01 for fiscal years 2008 and 2007. The Put Option value is revalued on a quarterly basis based on most recent financial results of the acquired company and the Put Option value accretion adjusted accordingly, with the floor in all cases being the Initial Minority Interest.

During fiscal year 2007, the aggregate total assets acquired in all of the acquisitions as discussed above, included total goodwill of approximately $47.0 million, total intangible assets of approximately $7.6 million and total capitalized software costs of approximately $2.9 million. The pro forma effect of these acquisitions was not material to the consolidated financial position and results of operations presented herein.

FY 2006:

COMMERCIALWARE, INC.

On February 1, 2006, the Company acquired CommercialWare, Inc. (“CommercialWare”), a privately held provider of cross-channel retail solutions, by acquiring all of the issued and outstanding stock of CommercialWare. The acquisition, for a total cash purchase of approximately $14.2 million, net of cash acquired, did not include a subsidiary of CommercialWare, which developed and supported a limited version of certain CommercialWare products targeted toward particular retail sectors. During fiscal year 2008, all of the portion of the purchase price remaining in escrow was released to the former shareholders of CommercialWare, with approximately $0.3 million remaining in escrow pending resolution of outstanding issues. Headquartered in Westborough, Massachusetts, CommercialWare is operating as a subsidiary of Datavantage Corporation (“Datavantage”), a wholly-owned subsidiary of the Company.

In aggregate, goodwill of approximately $8.3 million and intangible assets of approximately $2.8 million were recorded in connection with the acquisition. The pro forma effect of this acquisition was not material to the consolidated financial position and results of operations presented herein. During fiscal years 2008 and 2007, the Company adjusted its realization of operating loss carryforwards related to CommercialWare acquisition which resulted in adjustments in non-current deferred tax assets and goodwill associated with the acquisitions.

5.	INVENTORY:

The components of inventory at June 30 are as follows:

(in thousands)	2008	2007
Raw materials	$5,521	$5,687
Work-in-process	21	38
Finished goods	59,033	42,065
	$64,575	$47,790

The Company maintains a reserve for obsolescence for inventory in the amount of approximately $11.5 million as of June 30, 2008 and approximately $9.9 million as of June 30, 2007. The Company reserved approximately $2.8 million, $3.2 million and $3.5 million during the three fiscal years 2008, 2007 and 2006, respectively, all related to potentially obsolete and slow moving products. The foreign currency translation adjustment on inventory balance was approximately $3.2 million as of June 30, 2008.

6.	PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment at June 30 are as follows:

(in thousands)	2008	2007	Useful Life
Leasehold improvements	$10,435	$8,953	Shorter of useful life or lease term
Machinery and equipment	11,942	11,505	5-10 years
Furniture and fixtures	18,181	18,657	7-10 years
Computer hardware and software	67,112	65,192	3-7 years
Total property, plant and equipment	107,670	104,307
Accumulated depreciation and amortization	(78,505)	(76,352)
Net property, plant and equipment	$29,165	$27,955

Depreciation expense for the fiscal years 2008, 2007 and 2006 was approximately $12.6 million, $10.9 million and $9.4 million, respectively.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The components of comprehensive income, net of tax, for the fiscal years ended June 30, were as follows:

(in thousands)	2008	2007	2006
Net income	$101,284	$79,988	$63,528
Other comprehensive income:
Foreign currency translation adjustments	38,186	11,623	7,679
Unrealized loss on non-current investments	(2,651)	—	—
Amortization of prior year pension costs	648	—	—
Total comprehensive income	$137,467	$91,611	$71,207

Net income for fiscal years 2008, 2007 and 2006 includes approximately $17.2 million ($13.1 million, net of tax or $0.16 per diluted share), $14.0 million ($11.1 million, net of tax or $0.14 per diluted share) and $9.1 million ($7.1 million, net of tax or $0.09 per diluted share), respectively in non-cash share-based compensation expense. See Note 3, “Share-based Compensation.” See Note 2, “Investments, short-term and non-current” for further detail on unrealized loss on non-current investments.

8.	LINE OF CREDIT:

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate, provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2009.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of all of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of our major U.S. subsidiaries as well as certain inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, the Company is required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit. The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements including those not cured within the specified cure period, if applicable, the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of June 30, 2008, the Company had approximately $1.0 million outstanding under the Credit Agreements and had approximately $64.0 million available for future borrowings. The total outstanding balance consisted of 105.0 million JPY (Japanese Yen), or approximately $1.0 million at the June 30, 2008 exchange rate.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.6 million at the June 30, 2008 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of June 30, 2008, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the June 30, 2008 exchange rate) of the credit facility has been used for guarantees.

As of June 30, 2008, the Company had approximately $65.4 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the Credit Agreements as of June 30, 2008 was 2.2%.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

The components of accrued expenses and other current liabilities at June 30 are as follows:

(in thousands)	2008	2007
Compensation, benefits and related taxes	$48,299	$43,307
Deposits received from customers	36,977	35,422
VAT and sales taxes	9,970	10,644
Professional services	7,068	4,453
Product related	4,276	7,487
Other	18,323	15,829
	$124,913	$117,142

10.	GOODWILL:

Goodwill allocated to the Company’s reportable segments as of June 30, 2008 and 2007 and changes in the carrying amount of goodwill are as follows:

(in thousands)	United States	International	Total
Balance at June 30, 2006	$87,223	$11,358	$98,581
Goodwill adjustment for prior years’ acquisitions	(3,788)	(2,732)	(6,520)
Goodwill acquired:
RedSky	3,371	28,592	31,963
Other acquisitions	3,460	10,345	13,805
Foreign currency translation	—	503	503
Balance at June 30, 2007	90,266	48,066	138,332
Goodwill adjustment for prior years’ acquisitions	1,587	369	1,956
Goodwill acquired:
Check in Data	—	11,932	11,932
Other acquisition	4,035	—	4,035
Foreign currency translation	—	3,467	3,467
Balance at June 30, 2008	$95,888	$63,834	$159,722

During fiscal years 2008 and 2007, the Company adjusted its goodwill with an offsetting adjustment to its net deferred tax assets related to its prior year acquisitions, primarily due to adjustments to purchase accounting and operating loss carryforwards.

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed at June 30, 2008, 2007 and 2006.

11.	INTANGIBLE ASSETS:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite. The Company has identified trademarks as an indefinite-lived purchased intangible asset. Intangible assets were comprised of the following:

(in thousands except number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)

At June 30, 2008:
Customer lists	$21,264	$(6,742)	$14,522	3 – 10
Non-compete agreement	10	(4)	6	4
Product lines	326	(284)	42	4 – 5
Service revenue backlog	994	(371)	623	3 – 5
Finite-lived purchased intangible assets	22,594	(7,401)	15,193
Trademarks	975	—	975
Total	$23,569	$(7,401)	$16,168

At June 30, 2007:
Customer lists	$16,953	$(4,380)	$12,573	3 – 10
Non-compete agreement	10	(2)	8	4
Product lines	326	(236)	90	4 – 5
Service revenue backlog	1,002	(108)	894	4 – 5
Finite-lived purchased intangible assets	18,291	(4,726)	13,565
Trademarks	944	—	944
Total	$19,235	$(4,726)	$14,509

Trademarks are deemed to have indefinite lives and therefore are not amortized. Amortization expense related to finite-lived purchased intangible assets was approximately $2.5 million, $1.9 million and $1.1 million in the fiscal years 2008, 2007 and 2006, respectively. Based on the results of its annual impairment tests, the Company determined that no impairment of trademarks existed as of June 30, 2008, 2007 and 2006. Additionally, during the three fiscal years ended June 30, 2008, the Company did not encounter any events or circumstances indicating that the carrying amounts of its finite-lived purchased intangible assets may not be fully recoverable and thus may have been impaired. Accordingly, the Company did not recognize any impairment losses during the three fiscal years ended June 30, 2008.

Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2009	$2,463
2010	2,286
2011	2,164
2012	1,995
2013	1,848
Later years	4,437
Total	$15,193

12.	COMMITMENTS AND CONTINGENCIES:

LEASES
The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2016 and leases equipment under both operating and capital leases. The capital leases are primarily international automobile leases used by sales and installation personnel. Rent expense under the operating leases for each of the last three fiscal years ending June 30 was as follows:

(in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2008	$27,405	$(931)	$26,474
2007	23,442	(934)	22,508
2006	19,189	(998)	18,191

As of June 30, 2008, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
Fiscal year ending June 30,
2009	$27,242	$(1,129)	$26,113	$403
2010	22,132	(872)	21,260	158
2011	14,305	(72)	14,233	134
2012	11,419	(18)	11,401	12
2013	10,007	—	10,008	6
2014 and thereafter	22,429	—	22,429	—
	$107,534	$(2,091)	$105,444	713
Less: current portion				403
Long-term obligations under capital lease				$310

The Company leases its worldwide corporate headquarters located in Columbia, Maryland, consisting of 247,624 square feet, pursuant to a lease that expires February 29, 2016. The Company subleases one of the five floors, consisting of 49,524 square feet, to Motorola, Inc., under a sublease that expires March 1, 2010 (which Motorola may terminate after October 31, 2008.)

The Company leases its corporate central warehouse, distribution center in Hanover, Maryland, consisting of 75,600 square feet, pursuant to a lease that expires July 31, 2009.

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

There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are our customers, based on the terms of our contracts with those customers. The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions. The defendants include approximately 107 individual retailers, 13 of whom are our customers for retail point-of-sale software. The Company is currently providing indemnity coverage to five of the defendants who are our customers in accordance with applicable provisions of the contracts between us and those customers. The indemnity coverage estimated as of June 30, 2008 is immaterial. Through June 30, 2008, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. Currently, the case is subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit. Should the case proceed, the Company will vigorously defend the action and assert all available defenses and arguments.  In any event, based on currently available information, we do not believe that our products infringe the patent.

Heartland Payment Systems, Inc., has filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS POS software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. In February 2008, the Company moved to dismiss the complaint on various grounds, but the court has not yet ruled on the motion. Because the motion is still pending, the Company’s answer to the complaint is not yet due; however, the Company disputes the substantive allegations in the complaint. Based on currently available information, the Company does not believe that its relationships and agreements with Merchant Link and Paymentech are anti-competitive or otherwise violate either federal antitrust law or applicable New Jersey law. If the court does not grant the Company’s motion to dismiss the complaint, the Company will vigorously contest the action.

On May 22, 2008, a jury returned a verdict of $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of our subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. The Company has moved for reconsideration of the verdict by the trial court, and, if unsuccessful in that regard, the Company intends to pursue a appeal, as the Company believes the instructions to the jury, certain rulings made by the trial court, and the jury verdict were erroneous on multiple legal grounds. There are no other litigation matters relating to the restructuring of the dealer channel in the year 2000. The Company has established only an immaterial reserve for any potential liability relating to the dealer litigation, as the Company believes that it has raised and can present strong points through post-trial motions and, if necessary, appeal, and therefore that an unfavorable outcome in the case is not probable. However, even if the verdict were not reversed or reduced as a result of the post-trial motions or any subsequent appeals, payment of the resulting obligation would not have a material adverse effect on the Company’s financial position or liquidity.

Subject to the foregoing, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.	SHAREHOLDERS’ EQUITY:

In fiscal year 2002, the Board of Directors authorized the purchase of up to four million shares of the Company’s common stock, and during fiscal year 2005 the Company purchased all of the remaining unpurchased shares under the fiscal year 2002 authorization. In fiscal year 2005, the Board of Directors authorized the purchase of an additional four million shares of the Company’s common stock. As of October 2007, the Company purchased all of the remaining unpurchased shares under the fiscal year 2005 authorization. In November 2007, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock. The Company has incurred an aggregate of approximately $0.2 million in fees related to all three of the stock purchase plans. As of June 30, 2008, approximately 0.1 million additional shares may be repurchased under the November 2007 authorization.

The following table summarizes the cumulative number of shares purchased under the repurchase authorizations. All repurchased shares have been retired:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)

Total shares purchased as of June 30, 2005	4,993,324	$10.65	$53,180
Shares purchased during fiscal year 2006	1,842,674	$21.83	40,234
Total shares purchased as of June 30, 2006	6,835,998	$13.67	93,414
Shares purchased during fiscal year 2007	697,200	$25.63	17,870
Total shares purchased as of June 30, 2007	7,533,198	$14.77	111,284
Shares purchased during fiscal year 2008	2,329,302	$31.90	74,303
Total shares purchased as of June 30, 2008	9,862,500	$18.82	$185,587

14.	INCOME TAXES:

Effective July 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties of approximately $0.3 million, was recorded as a reduction to retained earnings and an increase in net income taxes payable.

As a result of the adoption of FIN 48, the Company’s net unrecognized income tax benefits were approximately $17.4 million and $10.9 million, including interest and penalties of approximately $2.3 million and $1.6 million, at June 30, 2008 and July 1, 2007, respectively. The Company has recognized approximately $0.7 million of interest expense for the fiscal year 2008. The non-current components of the unrecognized income tax benefits were recorded as non-current to the extent that the Company does not anticipate making a payment within 12 months of the balance sheet date. If recognized, all of the unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate.

The following summarizes the significant components of the Company’s gross unrecognized tax benefits:

(in thousands)	Total Gross Unrecognized Tax Benefits
Balance, June 30, 2007	$7,112
Transition adjustments	3,674
Balance, July 1, 2007	10,786
Current year uncertain tax positions:
Gross increases	4,182
Gross decreases	—
Prior year uncertain tax positions:
Gross increases	2,277
Gross decreases	(55)
Expiration of statute of limitations	—
Settlements with tax authorities	—
Balance, June 30, 2008	$17,190

The Company historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company is maintaining this practice following its adoption of FIN 48.

The Company has reviewed its uncertain income tax positions in accordance with FIN 48, and currently is not able to reasonably estimate material changes in the unrecognized income tax benefits and the impact it would have on its consolidated financial position, results of operations and cash flows in the next twelve months. In addition, the Company reclassified certain tax liabilities, including penalties and interest for unrecognized tax benefits from current liabilities to long-term liabilities. The Company’s unrecognized tax benefits related to U.S. and various foreign jurisdictions.

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

Income before taxes for the fiscal years ended June 30 was taxed under the following jurisdictions:

(in thousands)	2008	2007	2006
United States	$66,915	$52,977	$36,202
International	87,424	68,677	59,463
	$154,339	$121,654	$95,665

The components of income tax expense for the fiscal years ended June 30 are as follows:

(in thousands)	2008	2007	2006
Current:
Federal	$29,720	$23,233	$19,137
State	2,996	3,020	3,168
Foreign	20,569	16,588	11,100
	53,285	42,841	33,405
Deferred:
Federal	(116)	(1,667)	(2,118)
State	(225)	(921)	(524)
Foreign	(777)	501	692
	(1,118)	(2,087)	(1,950)
	$52,167	$40,754	$31,455

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.3	1.3	1.6
Effect of tax rates in foreign jurisdictions	(6.3)	(7.6)	(8.4)
Prior years true up	0.5	1.0	3.5
Share-based and other compensation	1.8	1.8	1.4
Non-deferred foreign income	0.9	1.4	—
Domestic manufacturing deduction /
extraterritorial income exclusion benefit	(0.4)	(0.4)	(1.0)
Other differences	1.0	1.0	0.8
Effective tax rate	33.8%	33.5%	32.9%

The Company has not provided U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates as the Company plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S. and it is not practicable to determine the unrecognized deferred income taxes. These cumulative unremitted foreign earnings of approximately $457 million and $389 million for fiscal years 2008, 2007, respectively, relate primarily to ongoing operations in foreign jurisdictions and are required to fund foreign operations, capital expenditure and expansion requirements.

The following summarizes the significant components of the Company’s deferred tax assets and liabilities at June 30:

(in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$10,660	$10,713
Accruals not currently deductible for tax	9,662	8,709
Share-based compensation (non-qualified stock options)	7,454	4,464
Bad debt reserves	5,761	5,336
Inventory	2,141	2,552
Benefit related accruals not currently deductible for tax	1,653	5,200
Deferred revenues and customer deposits currently taxable	1,547	781
Tax impact of technology transfer	1,452	3,221
Other unrealized gains and losses	2,490	987
Tax credit carryforwards	—	581
Total deferred tax assets	42,820	42,544

Deferred tax liabilities:
Intangibles amortization	(8,256)	(8,137)
Capitalized software development costs	(5,138)	(5,880)
Depreciation	(1,282)	(1,917)
Other	(248)	(160)
Total deferred tax liabilities	(14,924)	(16,094)

Valuation allowance	(5,653)	(2,716)
Net deferred tax asset	$22,243	$23,734

The tax effected net operating loss carryforwards and related valuation allowance components of deferred taxes for the fiscal years ended June 30 are as follows:

(in thousands)	2008	2007
Net operating loss carryforwards:
U.S.	$4,775	$6,298
International	5,885	4,415
	$10,660	10,713
Net operating loss carryforward valuation allowance:
U.S.	—	—
International	(5,653)	(2,716)
	(5,653)	(2,716)
Net operating loss carryforwards, net of valuation	$5,007	$7,997

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is profitable on a consolidated basis, however, has incurred losses in certain foreign jurisdictions. A valuation allowance has been provided at June 30, 2008 and 2007 to offset the related deferred tax assets due to uncertainty of realizing the benefit of the net operating loss carryforwards.

The Company’s net operating loss carryforwards and tax credit carryforwards (if not applied against taxable income) as of June 30, 2008 expire as follows:

	Expires in Fiscal Year
(in thousand)	2009	2010	Thereafter	No Expiration	Total
U.S.:
Net operating loss carryforwards	$—	$—	$4,775	$—	$4,775
Valuation allowances	—	—	—	—	—
	—	—	4,775	—	4,775
International:
Net operating loss carryforwards	213	—	1,674	3,998	5,885
Valuation allowances	(213)	—	(1,533)	(3,907)	(5,653)
	—	—	141	91	232
Net operating loss carryforwards,
Net of valuation allowances	$—	$—	$4,916	$91	$5,007

15.	OTHER INCOME (EXPENSE), NET:

Other income (expense) for the fiscal years ended June 30 comprised of the following:

(in thousands)	2008	2007	2006
Grant	$1,726	$—	$—
Foreign exchange loss, net	(1,384)	(403)	(940)
Life insurance settlement	—	1,325	—
Other, net	255	196	472
Total other income (expense), net	$597	$1,118	$(468)

For fiscal year 2008, the Company recognized approximately $1.7 million in income due to a grant payment received related to the number of jobs we created in Ireland. Specifically, the Irish Development Authority agreed to pay MICROS a fee for having engaged and retained employees in the MICROS help desk and support center in Ireland. MICROS earned and received this fee in the fourth quarter of fiscal year 2008. For fiscal year 2007, the Company recognized approximately $1.3 million in one-time income due to death benefit received on corporate owned life insurance policy following the death of a covered officer of the Company.

16.	RELATED PARTY TRANSACTIONS:

Effective June 30, 1995, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement that, as amended, expired in accordance with its terms on June 30, 2008. Under the Consulting Agreement, Mr. Brown was to provide during each fiscal year on the average 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million. Additionally for fiscal year 2007 and 2006, Mr. Brown’s total compensation also included annual target bonuses of approximately $0.2 million that were accrued during the fiscal year that they were earned and paid in the following fiscal year.

Notwithstanding the expiration of his Consulting Agreement, Mr. Brown continues to serve the Company as Vice-Chairman of the Board of Directors.

17.	EMPLOYEE BENEFIT PLANS:

DEFINED CONTRIBUTION PLANS

The Company sponsors employee savings plan (the “Plan”), which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time and part-time employees in the U.S. and allows employees to voluntarily defer up to the government maximum per year of their income through contributions to the Plan. The Plan matches 50% of the first 5% in compensation deferred by each participating employee.

The Company also sponsors additional employee savings plans, which cover the Company’s employees in certain of its subsidiaries acquired during fiscal years 2008 and 2007. Similar to the Plan, these plans also conform to the provisions of Section 401(k) of the Internal Revenue Code, but have different terms and benefits. Typically, plans of acquired companies are terminated within approximately one year of the acquisitions, and subsequently the participants in these plans become participants in the Plan.

During each of the three fiscal years ended June 30, 2008, the Company’s matching contributions to the Plan were approximately $1.9 million. The Company does not have any material obligations to past or present employees related to post employment benefits.

DEFINED BENEFIT PLAN

The Company’s Supplemental Executive Retirement Plan (“SERP Plan”) provides designated officers and executives of the Company or their designated beneficiaries with benefits upon retirement or death. The Company funds the benefits under the SERP Plan with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company. The SERP Plan is accounted for in accordance with SFAS 87, “Employers Accounting for Pensions”. The Board of Directors of the Company, in its sole discretion, selects the participants in the SERP Plan. The Board may remove participants, or modify benefit accrual levels for any participant who is not vested.

Under the terms of the SERP Plan, participants who are vested (or their designated beneficiaries upon death) will receive ten annual payments over nine years commencing six months after the earlier of death or retirement on or after age 62. Participants become vested after completing eight years of service with the Company and: (i) the participant attains age 62 (provided the person is employed by the Company on his or her 62nd birthday); or (ii) there is a change in control of the Company (which is defined in the SERP Plan to include, generally, the acquisition of 50% or more of the outstanding shares of common stock or the combined voting power of the securities of the Company entitled to vote generally in the election of directors, or a merger or similar business combination that results in people or entities holding at least 50% of the outstanding stock or voting power of the stock who did not hold such stock or interests before the transaction); or (iii) the participant dies before attaining age 62. The value of benefits under the SERP Plan is not based on years of service, but is determined based on the (1) participant’s age at retirement, at a change of control of the Company or at death, and (2) a percentage the base salary received by the participant during the 12 months immediately preceding his or her retirement or death. The annual benefit rates are as follows:

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

During fiscal year 2008, there were 13 participants in the SERP Plan. As of June 30, 2008, the Board of Directors approved the removal of all participants that were not vested, and as a result, there were 3 participants in the SERP Plan as of June 30, 2008. As a result, during fiscal year 2008, the Company recorded a gain of approximately $1.7 million as a component of its periodic pension costs in the consolidated statement of operations related to the removal of all non-vested SERP participants. During fiscal year 2007, the Company received approximately $1.3 million in death benefits under the corporate owned life insurance policy, which has been recorded as non-operating “Other Income” in the consolidated statements of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the SERP Plan in the Company’s statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending June 30, 2007 and to provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007, and has included the effect of adoption in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial condition at June 30, 2006 or operating results of fiscal year 2008, and will not affect the operating results of future periods. Due to the removal of non-vested participants as discussed above, the SERP Plan was fully funded as June 30, 2008.

The following tables provide information regarding the change in pension benefit obligation, funded status, and accumulated benefit obligation of the SERP Plan:

(in thousands)	2008		2007	2006
Change in Projected Benefit Obligation (“PBO”):
PBO at the beginning of year		$13,545	$7,019	$7,060
Service cost		646	539	377
Interest cost		869	673	369
Curtailment gain		(10,435)	—	—
Actuarial (gain) loss		(151)	5,314	(787)
Benefit payments		(81)	—	—
PBO at the end of year		$4,393	$13,545	$7,019

Fair value of plan assets		N/A	N/A	N/A

Funded Status of the Plan
(Unfunded) status of PBO		$(4,393)	$(13,545)	$(7,019)
Unrecognized prior service cost (1)		N/A	N/A	4,942
Unrecognized net actuarial (gain) losses (1)		N/A	N/A	(148)
Accrued benefit cost (1)		N/A	N/A	$(2,225)

Accumulated benefit obligation		$4,393	$6,835	$4,709

Amount recognized in the consolidated balance sheet:
Accrued benefit liability (2)		$(4,393)	$(13,545)	$(4,709)
Intangible asset (1)		N/A	N/A	2,484
Accrued benefit cost		$(4,393)	$(13,545)	$(2,225)
Accumulated other comprehensive loss:
Net unrecognized actuarial losses		N/A	$4,985	N/A
Unrecognized prior service costs		N/A	4,594	N/A
		N/A	9,579	N/A
Tax benefit		N/A	(3,650)	N/A
Accumulated other comprehensive loss, net of tax	$	N/A	$5,929	N/A

(1) As a result of the adoption of SFAS 158 on June 30, 2007, these items are no longer applicable.
(2) Accrued benefit liability is included in Other Non-Current Liabilities on the consolidated balance sheets, except for approximately $0.1 million and less than $0.1 million as of June 30, 2008 and 2007, respectively, included in Accrued Expenses and Other Current Liabilities.

The components of amounts recognized in other comprehensive loss for fiscal years ended June 30 were as follows:

(in thousands)	2008	2007	2006
Prior service cost (credit)	$(4,246)	$4,594	N/A
Net actuarial loss (gain)	(4,685)	4,985	N/A
Amortization of prior service cost	(348)	N/A	N/A
Amortization of net loss	(300)	N/A	N/A
	(9,579)	9,579	N/A
Tax effect	3,650	(3,650)	N/A
Total recognized in other comprehensive loss, net of tax	$(5,929)	$5,929	N/A

Assumptions used to measure benefit obligations at June 30 were as follows:

	2008	2007	2006
Discount rate (1)	6.00%	6.10%	6.14%
Expected return on plan assets	—	—	—
Rate of compensation increase (2)	N/A	9.00%	5.00%

(1) The discount rate assumption is based on the internal rate of return for a portfolio of high-quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future cash flows.
(2) The rate of compensation increase is not applicable for fiscal year 2008 as the SERP benefits are defined and fixed as of June 30, 2008 for the remaining SERP participants.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s statement of financial position at June 30, 2007 were as follows:

(in thousands)	Pre SFAS 158	Incremental effect of adopting SFAS 158	Post SFAS 158
Intangible assets – pension	$2,869	$(2,869)	$—
Accrued benefit liability	(6,835)	(6,710)	(13,545)
Non-current deferred income tax asset	—	3,650	3,650
Accumulated other comprehensive loss, net of tax	—	5,929	5,929
	$(3,966)	$—	$(3,966)

The adjustments to accumulated other comprehensive income at June 30, 2007 (at adoption) were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost. The actuarial gains and losses that arise in subsequent periods and are not recognized as a net periodic pension cost in the same periods will be recognized as a component of other comprehensive income and will be subsequently recognized as a component of net periodic pension cost on the same basis as the amount recognized in accumulated other comprehensive income at adoption of SFAS 158.

The components of net periodic pension cost and the assumptions used to determine net cost for the fiscal years ended June 30 are as follows:

(in thousands)	2008	2007	2006
Service cost	$646	$539	$377
Interest cost	870	673	369
Curtailment gain (1)	(1,717)	—	—
Amortization of prior service cost	648	529	429
Net periodic pension cost	$447	$1,741	$1,175

Discount rate	6.10%	6.14%	4.96%
Expected return on plan assets	—	—	—
Rate of compensation increase	9.00%	8.0%	5.0%

(1) Due to the removal of unvested SERP participants as of June 30, 2008.

The total periodic pension costs for fiscal year 2009 consists of an interest cost of approximately $0.3 million.

As of June 30, 2008, the projected benefit payments to be paid from the SERP Plan are as follows for the fiscal years ending June 30 (in thousands):

2009	$101
2010	101
2011	101
2012	701
2013	701
2014 – 2018	3,423

18.	SEGMENT INFORMATION:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of financial results. The Company’s financial reporting systems present various data to enable management to run the business. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

The Company is organized and operates in four operating segments: U.S., Europe, the Pacific Rim, and Latin America regions. As the products and services for all new business acquisitions are all similar to those of the Company, the new business acquisitions have been incorporated into the existing four operating segments based on their respective geographical locations, and operated and managed as a part of that operating segment.

For the purposes of applying SFAS 131, the Company has identified U.S. as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economical characteristics. Management views the U.S. and international segments separately in operating its business, although the products and services are similar for each segment.

A summary of the Company’s reportable segments is as follows:

	Fiscal Years Ended June 30,
(in thousands)	2008	2007	2006
Revenues (1):
United States	$430,081	$379,272	$365,642
International	743,442	567,862	433,256
Intersegment eliminations (2)	(219,339)	(161,407)	(119,945)
Total revenues	$954,184	$785,727	$678,953
Income before taxes, minority interests and equity in
net earnings of affiliates (1):
United States	$51,097	$43,186	$26,719
International	281,660	211,284	165,263
Intersegment eliminations (2)	(178,418)	(132,816)	(96,317)
Total income before taxes, minority interests
and equity in net earnings of affiliates	$154,339	$121,654	$95,665
Capital expenditures (3):
United States	$7,419	$5,481	$7,256
International	5,525	5,798	3,484
Total capital expenditures	$12,944	$11,279	$10,740
Depreciation and amortization (3):
United States	$7,582	$7,301	$6,660
International	7,561	5,420	3,799
Total depreciation and amortization	$15,143	$12,721	$10,459

	As of June 30,
(in thousands)	2008	2007
Identifiable assets (3):
United States	$466,028	$443,331
International	536,978	403,425
Total identifiable assets	$1,003,006	$846,756

Goodwill (3):
United States	$95,888	$90,266
International	63,834	48,066
Total goodwill	$159,722	$138,332

(1)	Amounts based on the location of the selling entity, and include export sales.
(2)	Amounts primarily represent elimination of intercompany business in Ireland.
(3)	Amounts based on the physical location of the asset.

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

Revenues from unaffiliated customers by geographic location are as follows:

	Fiscal Years Ended June 30,
(in thousands)	2008	2007	2006
United States	$416,458	$364,139	$355,155
International	537,726	421,588	323,798
	$954,184	$785,727	$678,953

Long-lived assets (property, plant, and equipment) organized by geographic locations as of June 30 of each indicated fiscal year, are as follows:

(in thousands)	2008	2007
United States	$17,415	$16,809
International	11,750	11,146
	$29,165	$27,955

The above chart does not include intangible assets.

There were no individual foreign countries in which the Company received material revenues from unaffiliated customers or in which the Company has material long-lived assets.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information for the fiscal years ended June 30, 2008 and 2007 is presented in the following tables (in thousands, except per share data):

	Fiscal Year 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$216,482	$243,952	$237,187	$256,564
Gross margin	$113,242	$126,562	$124,259	$137,138
Income from operations (1), (3)	$29,085	$33,397	$34,759	$42,064
Net income (1)	$21,304	$24,089	$25,146	$30,746
Income from operations per common share (1):
Basic	$0.36	$0.41	$0.43	$0.52
Diluted	$0.35	$0.40	$0.42	$0.51
Earnings per common share (1), (2), (3):
Basic	$0.26	$0.29	$0.31	$0.38
Diluted	$0.25	$0.29	$0.30	$0.37
Stock Prices (range of sales prices):
High	$33.30	$37.49	$37.35	$36.64
Low	$26.45	$30.29	$26.33	$28.40

	Fiscal Year 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$173,701	$189,875	$200,556	$221,594
Gross margin	$88,669	$98,854	$105,015	$118,973
Income from operations (1)	$20,649	$25,096	$27,214	$37,629
Net income (1)	$15,111	$18,018	$19,450	$27,410
Income from operations per common share (1):
Basic	$0.26	$0.32	$0.34	$0.46
Diluted	$0.25	$0.30	$0.33	$0.45
Earnings per common share (1):
Basic	$0.19	$0.23	$0.24	$0.34
Diluted	$0.19	$0.22	$0.23	$0.33
Stock Prices (range of sales prices):
High	$25.63	$26.79	$28.85	$28.38
Low	$18.04	$24.05	$25.40	$25.13

(1)
Fiscal years ended June 30, 2008 and 2007 include approximately $17.2 million ($13.1 million, net of tax, or $0.16 per share) and $14.0 million ($11.1 million, net of tax, or $0.14 per share), respectively, in non-cash share-based compensation expenses. See Note 3, “Share-based Compensation.”

(2)
Earnings available for shareholders for the fiscal years 2008 and 2007 have been reduced by $0.6 million and less than $0.1 million, respectively, for the impact of minority interest put arrangement as discussed in Note 4, “Acquisitions.”

(3)	Sum of quarterly amounts does not equal the sum of as reported amounts due to rounding differences.

20.	SUBSEQUENT EVENTS:

On July 9, 2008, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.

On August 9, 2008, the Company acquired all of the issued and outstanding stock of Fry, Inc. (“Fry”), an e-commerce design, development, and managed services provider. Fry was headquartered in Ann Arbor, Michigan, with offices in Chicago, New York, and San Francisco. The total purchase consideration for the stock in Fry is approximately $31.3 million, plus the assumption of approximately $18.4M in debt; further, the selling Fry shareholders are eligible to earn up to an additional $17 million in earn out payments over the 23 months following closing on the acquisition, based upon meeting specified financial targets.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of period	Charged To expense	Deductions	Other (1)	Balance at end of period
Year ended June 30, 2008:
Allowance for doubtful accounts	$23,110	$7,135	$4,066(2)	$(2,169)	$28,348
Reserve for inventory obsolescence	9,893	2,753	2,116(3)	949	11,479
	$33,003	$9,888	$6,182	$(1,220)	$39,827
Year ended June 30, 2007:
Allowance for doubtful accounts	$20,335	$3,356	$340(2)	$(241)	$23,110
Reserve for inventory obsolescence	9,938	3,156	2,399(3)	(802)	9,893
	$30,273	$6,512	$2,739	$(1,043)	$33,003
Year ended June 30, 2006:
Allowance for doubtful accounts	$16,202	$5,409	$375(2)	$(901)	$20,335
Reserve for inventory obsolescence	7,352	3,530	802(3)	(142)	9,938
	$23,554	$8,939	$1,177	$(1,043)	$30,273

(1)	Primarily related to foreign currency translation.
(2)	Charge offs, net of recoveries.
(3)	Material scrapped or otherwise disposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date:	August 29, 2008	By:	/s/Gary C. Kaufman
Gary C. Kaufman
Executive Vice President, Finance and Administration/Chief Financial Officer

Date:	August 29, 2008	By:	/s/Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman, President and	August 29, 2008
A. L. Giannopoulos	Chief Executive Officer

/s/Gary C. Kaufman	Executive Vice President	August 29, 2008
Gary C. Kaufman	Finance and Administration
Chief Financial Officer, and
Principal Accounting Officer

/s/Louis M. Brown, Jr.		August 29, 2008
Louis M. Brown, Jr.	Director and
Vice Chairman of the Board

/s/B. Gary Dando		August 29, 2008
B. Gary Dando	Director

/s/John G. Puente		August 29, 2008
John G. Puente	Director

/s/Dwight S. Taylor		August 29, 2008
Dwight S. Taylor	Director

/s/William S. Watson		August 29, 2008
William S. Watson	Director

EXHIBIT INDEX

3(i)	Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Form 8-K filed on October 17, 2007.
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

10(b)(10)*
Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.

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

10(c)(4)*
Fourth Amendment to Consulting Agreement dated June 12, 2007 between MICROS Systems, Inc. and Louis M. Brown, Jr. is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 12, 2007.

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