Form 10-Q
period 2008-09-30
MICROS SYSTEMS INC
filed 2008-11-07
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
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

YES ☑   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

As of October 31, 2008, there were issued and outstanding 80,380,632 shares of Registrant’s Common Stock at $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Sept. 30, 2008	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$325,441	$381,964
Accounts receivable, net of allowance for doubtful accounts of
$29,021 at September 30, 2008 and $28,348 at June 30, 2008	203,153	192,445
Inventory, net	52,795	64,575
Deferred income taxes	17,528	18,724
Prepaid expenses and other current assets	27,417	29,737
Total current assets	626,334	687,445

Investments, non-current	62,662	65,216
Property, plant and equipment, net of accumulated depreciation and
amortization of $78,457 at September 30, 2008 and $78,505 at June 30, 2008	31,308	29,165
Deferred income taxes, non-current	8,261	7,108
Goodwill	186,895	159,722
Intangible assets, net of accumulated amortization of $7,844 at September 30, 2008
and $7,401 at June 30, 2008	21,568	16,168
Purchased and internally developed software costs, net of accumulated
amortization of $60,432 at September 30, 2008 and $61,691 at June 30, 2008	32,045	30,846
Other assets	8,249	7,336
Total assets	$977,322	$1,003,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$987	$989
Accounts payable	41,895	46,843
Accrued expenses and other current liabilities	116,045	124,913
Income taxes payable	4,099	6,363
Deferred revenue	122,059	115,398
Total current liabilities	285,085	294,506

Income taxes payable, non-current	18,438	18,302
Deferred income taxes, non-current	3,382	2,181
Other non-current liabilities	10,183	8,103
Total liabilities	317,088	323,092

Minority interests and minority ownership put arrangement	6,702	6,898
Commitments and contingencies

Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and
outstanding 80,629 shares at September 30, 2008 and 80,898 shares at June 30, 2008	504	506
Capital in excess of par	126,347	131,517
Retained earnings	505,468	480,777
Accumulated other comprehensive income	21,213	60,216
Total shareholders' equity	653,532	673,016

Total liabilities and shareholders' equity	$977,322	$1,003,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	September 30,
	2008	2007
Revenue:
Hardware	$63,693	$64,901
Software	37,576	30,851
Services	142,800	120,730
Total revenue	244,069	216,482

Cost of sales:
Hardware	43,059	39,938
Software	7,300	8,509
Services	67,766	54,793
Total cost of sales	118,125	103,240

Gross margin	125,944	113,242

Selling, general and administrative expenses	76,801	70,895
Research and development expenses	10,471	9,416
Depreciation and amortization	4,087	3,846
Total operating expenses	91,359	84,157

Income from operations	34,585	29,085

Non-operating income (expense):
Interest income	3,254	3,514
Interest expense	(146)	(63)
Other income (expense), net	687	(129)
Total non-operating income, net	3,795	3,322

Income before taxes, minority interests and equity in net earnings of affiliates	38,380	32,407
Income tax provision	13,049	10,856
Income before minority interests and equity in net earnings of affiliates	25,331	21,551
Minority interests and equity in net earnings of affiliates, net of taxes	(449)	(247)
Net income (1)	$24,882	$21,304

Net income per common share (1)(2):
Basic	$0.31	$0.26
Diluted	$0.30	$0.25

Weighted-average number of shares outstanding (2):
Basic	80,688	81,584
Diluted	82,196	83,512

(1) See Note 9, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.
(2) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	September 30,
	2008	2007
Net cash flows provided by operating activities	$29,658	$24,676

Cash flows provided by investing activities:
Net cash paid for acquisitions	(32,288)	(11,562)
Purchases of property, plant and equipment	(3,343)	(4,031)
Internally developed software	(125)	(611)
Disposal of property, plant and equipment	190	103
Purchases of investments	-	(308,000)
Proceeds from sales of investments	3,375	270,025
Net cash flows used in investing activities	(32,191)	(54,076)

Cash flows provided by financing activities:
Principal payments on line of credit and long-term debt	(18,124)	-
Repurchases of stock	(10,352)	-
Proceeds from stock option exercises	1,363	12,513
Realized tax benefits from stock option exercises	77	6,357
Other	(474)	(90)
Net cash flows (used in) provided by financing activities	(27,510)	18,780

Effect of exchange rate changes on cash and cash equivalents	(26,480)	8,446

Net decrease in cash and cash equivalents	(56,523)	(2,174)

Cash and cash equivalents at beginning of year	381,964	242,702
Cash and cash equivalents at end of period	$325,441	$240,528

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2008	80,898	$506	$131,517	$480,777	$60,216	$673,016
Comprehensive income (loss):
Net income	-	-	-	24,882	-	24,882
Foreign currency translation adjustments, net of tax					(39,517)	(39,517)
Changes in unrealized losses on non-current investments, net of tax					514	514
Total comprehensive loss						(14,121)
Minority interest put arrangement	-	-	-	(191)	-	(191)
Share-based compensation	-	-	3,733	-	-	3,733
Stock issued upon exercise of options	78	-	1,363	-	-	1,363
Repurchases of stock	(347)	(2)	(10,350)	-	-	(10,352)
Income tax benefit from options exercised	-	-	84	-	-	84
Balance, September 30, 2008	80,629	$504	$126,347	$505,468	$21,213	$653,532

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2008
(unaudited)

1.	Basis of presentation
The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

All references to share data in the accompanying condensed consolidated financial statements and throughout these notes have been retroactively adjusted to reflect the February 2008 two-for-one stock split.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	Acquisitions
During the three month period ended September 30, 2008, the Company acquired Fry, Inc. (“Fry”) for a total cash purchase price of approximately $32.3 million, net of cash acquired. The Company also assumed debt of approximately $18.1 million, which was paid off immediately after the acquisition. Approximately $6.0 million of the total purchase price is currently held in escrow and, if specified Company claims against Fry arise, such amounts may be used to satisfy these claims. Any amounts then remaining after the satisfaction of any such claims will be paid in two installments, at 12 and 18 months after closing. The selling Fry shareholders are eligible to earn up to an additional $17 million in earn out payments over the next approximately two year period, which are payable based upon meeting specified financial targets. Fry is an e-commerce design, development and managed services provider headquartered in Ann Arbor, Michigan. In connection with the acquisition, the Company recorded goodwill of approximately $33.2 million, intangible assets of approximately $7.0 million and capitalized software of approximately $4.7 million. The purchase price allocation is not finalized and is subject to the final working capital adjustments, which are currently not expected to be material. The acquisition of Fry has been included in the Company’s results since the acquisition date. The pro forma effect of this acquisition on operating results is not material to the consolidated financial position and results of operations presented herein.

3.	Inventory
The components of inventory are as follows:

(in thousands)	September 30, 2008	June 30, 2008
Raw materials	$4,637	$5,521
Work-in-process	8	21
Finished goods	48,150	59,033
Total inventory	$52,795	$64,575

The Company maintains a reserve for obsolescence for inventory of approximately $12.3 million at September 30, 2008, compared to approximately $11.5 million at June 30, 2008. During the three months ended September 30, 2008 and September 30, 2007, the Company reserved approximately $1.5 million and approximately $0.5 million, respectively. All reserves related to potentially obsolete and slow moving products. Approximately $1.0 million of the reserve recorded during the three months ended September 30, 2008 related to a potential obsolete product which will be replaced with a new product currently being developed by the Company. Foreign currency translation decreased the reserve for obsolescence for inventory by approximately $0.5 million as of September 30, 2008.

4.	Investments, non-current
As of September 30, 2008, the Company continues to hold auction rate securities that are classified as available for sale, investments, non-current. These investments are classified as non-current as auctions for these securities failed to obtain sufficient bids to establish a clearing rate. As a result, the securities were not saleable in the auction, thereby no longer providing short-term liquidity. In the absence of a liquid market or a negotiated sales transaction, the Company engaged an independent valuation firm to update the valuation of its auction rate securities as of September 30, 2008. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and to which it agreed. Based on the fair value determination described in Note 5, Fair value measurement, below, the fair value decreased compared to cost, but improved by approximately $0.7 million compared to June 30, 2008 fair value related to those investments still held as of September 30, 2008. The Company updated its temporary unrealized losses on these investments to approximately $3.4 million (approximately $2.1 million, net of tax) in the other comprehensive income component of stockholders’ equity. During the three months ended September 30, 2008, the Company redeemed approximately $3.4 million of its auction rate securities at their par value. The Company recognized no gains or losses related to the sale of its investments in auction rate securities during the three months ended September 30, 2008 and 2007.

5.	Fair value measurement
The Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” effective July 1, 2008, for financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Additionally, the Company also adopted FASB Staff Position (FSP) No.157-2, which delayed the effective date of SFAS No. 157 by one year for other non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosure, SFAS No. 157 establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

•
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps.

•
Level 3 - Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

The Company’s investments in auction rate securities, classified as investments, non-current, are its only Level 3 assets. The Company engaged an independent valuation firm to update the valuation of its auction rate securities as of September 30, 2008. The Company’s valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and agreed to. The measurement was made in compliance with FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which FASB issued in October 2008. FSP No. 157-3 clarified the application of SFAS No. 157 in determining the fair value of an asset where the market for that asset is not active. FSP No. 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The Company reviews impairments in accordance with Emerging Issues Task Force 03-1 and FSP 115-1 and FAS 124-1, each of which is titled “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. Unrealized losses are recognized in the statement of operations when a decline in fair value is determined to be other-than-temporary. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in classifying the impairment include the extent to which and time period during which the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and the Company’s intent and ability to hold each investment until recovery.

The financial assets and liabilities accounted for at fair value as of September 30, 2008 are as follows (does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value):

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$189,247	$-	$-	$189,247
Investments, non-current:
Auction rate securities	-	-	62,661	62,661
Balance at September 30, 2008	$189,247	$-	$62,661	$251,908

Cash equivalents consist primarily of certificate of deposits, in addition to money markets funds and overnight repurchase agreements.

A reconciliation of changes in the fair value of investments, non-current, classified as Level 3, and the related unrealized losses included in other comprehensive income is as follows:

(in thousands)	Cost	Temporary Unrealized Loss	Fair Value
Balance at June 30, 2008	$69,450	$(4,234)	$65,216
Changes in unrealized losses related to investments:
Still held at September 30, 2008	-	675	675
Redeemed during the period	(3,375)	145	(3,230)
Balance at September 30, 2008	$66,075	$(3,414)	$62,661

During the three months ended September 30, 2008, the Company redeemed approximately $3.4 million of its auction rate securities at their par value. The Company recognized no gains or losses related to the sale of its investments in auction rate securities during the three months ended September 30, 2008 and 2007.

6.	Goodwill and intangible assets
During the three month period ended September 30, 2008, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2008. Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2008.

7.	Other comprehensive income (loss)
The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30,
(in thousands)	2008	2007
Net income	$24,882	$21,304
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,517)	11,331
Unrealized loss on non-current investments	514	—
Amortization of prior year pension costs	—	162
Total comprehensive (loss) income	$(14,121)	$32,797

The foreign currency translation adjustments of approximately $39.5 million and approximately $11.3 million for the three months ended September 30, 2008 and 2007 were primarily due to foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar.

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

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the immediately preceding four calendar quarters. Under the terms of the Credit Agreements, the Company is required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit. The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. In case of an event of default, as defined in the Credit Agreements including those not cured within the applicable cure period, if applicable, the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of September 30, 2008, the Company had approximately $1.0 million outstanding under the Credit Agreements and had approximately $64.0 million available for future borrowings. The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.0 million at the September 30, 2008 exchange rate).

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2008 exchange rate.) Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of September 30, 2008, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the September 30, 2008 exchange rate) of the credit facility has been used for guarantees.

As of September 30, 2008, the Company had approximately $65.2 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of September 30, 2008 was 2.2% per annum.

9.	Share-based compensation
The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees. With respect to directors, the Company’s policy and practice during the relevant period was that only those directors who are either employees of or consultants to the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since the inception of the stock option plan in 1991, the Company has authorized 34.0 million shares for issuance upon exercise of options, of which approximately 3.1 million shares are available for future grants as of September 30, 2008. On that date, options to purchase approximately 6.2 million shares were outstanding, including currently exercisable options to purchase approximately 3.6 million shares.

The Company accounts for its option awards in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations. In addition, for the three months ended September 30, 2007, non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are also recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options incrementally vest.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2008	2007
Selling, general and administrative	$3,525	$3,542
Research and development	208	302
Total non-cash share-based compensation expense	3,733	3,844
Income tax benefit	(841)	(841)
Total non-cash share-based compensation expense, net of tax benefit	$2,892	$3,003

Impact on diluted net income per share	$0.04	$0.04

No compensation expense was capitalized for the three months ended September 30, 2008 and 2007 because no stock options were granted to employees whose labor costs were capitalized as software development costs.

As of September 30, 2008, there was approximately $16.4 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.7 years.

10.	Net income per share
Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2008	2007
Net income	$24,882	$21,304
Effect of minority put arrangement	(191)	(158)
Net income available to common shareholders	$24,691	$21,146

Average number of common shares outstanding	80,688	81,584
Dilutive effect of outstanding stock options	1,508	1,928
Average number of common shares outstanding assuming dilution	82,196	83,512

Basic net income per share	$0.31	$0.26
Diluted net income per share	$0.30	$0.25

Anti-dilutive weighted average number of shares excluded from reconciliation	1,482	1,314

Net income for the three months ended September 30, 2008 and 2007 include approximately $3.7 million ($2.9 million, net of tax) and $3.8 million ($3.0 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.04 for both the three months ended September 30, 2008 and September 30, 2007.

11.	Recent accounting pronouncements
FSP 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other GAAP. This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years. The Company is currently reviewing the impact of the adoption of FSP FAS 142-3 on its consolidated financial position, results of operations and cash flows.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year 2010). Historically the Company has not had material hedging transactions. If the Company continues that practice, then the impact of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows will not be material. However, the impact of the adoption of SFAS No. 161 cannot currently be determined, as it will depend on the nature and extent of any hedging transactions that are in effect at the time of the adoption or thereafter.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal year 2010). The Company is currently reviewing the impact of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS No. 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal year 2010). The Company is currently reviewing the impact of the adoption of SFAS No. 160 on the Company’s consolidated financial position, results of operations and cash flows.

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

The Company is organized and operates in four operating segments: U.S., Europe, the Pacific Rim, and Latin America. For the purposes of applying SFAS No. 131, the Company has identified the U.S. as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics. The management views the U.S. and international segments separately in operating its business, although the products and services are similar for each segment.

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

A summary of the Company’s reportable segments is as follows:

	Three Months Ended September 30,
(in thousands)	2008	2007
Revenue(1):
U.S.	$116,245	$99,986
International	181,984	163,443
Intersegment eliminations	(54,160)	(46,947)
Total revenue	$244,069	$216,482

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$12,095	$9,873
International	70,303	60,766
Intersegment eliminations	(44,018)	(38,232)
Total income before taxes, minority interests and equity in net earnings of affiliates	$38,380	$32,407

	As of
(in thousands)	September 30, 2008	June 30, 2008
Identifiable assets (2):
U.S.	$455,996	$466,028
International	521,326	536,978
Total identifiable assets	$977,322	$1,003,006

(1) Amounts are based on the location of the selling entity, and include export sales.
(2) Amounts are based on the physical location of the asset.

13.	Shareholders’ equity
During the period from fiscal year 2002 through fiscal year 2007, the Board of Directors authorized the purchase of up to an aggregate of 10 million shares of the Company’s common stock. The Company completed the repurchases of 10 million shares as of July 2008. On July 9, 2008, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management. The Company has incurred an aggregate of approximately $0.2 million in fees related to all stock repurchases. As of September 30, 2008, approximately 1.8 million additional shares may be repurchased under the most recent authorization.

The following table provides a summary of the cumulative number of shares purchased since the inception of the current repurchase program through September 30, 2008, plus the shares purchased under the previous repurchase programs. All repurchased shares reverted to the status of authorized but unissued shares.

	Number of Shares	Purchase Price per Share	Total Price Paid (in thousands)
Total shares purchased as of June 30, 2008	9,862,500	$18.82	$185,587
July 1, 2008 – September 30, 2008	346,900	$29.84	10,352

Total shares purchased as of September 30, 2008	10,209,400	$19.19	$195,939

14.	Pension benefits
 The Company’s Supplemental Executive Retirement Plan (“SERP Plan”) provides designated officers and executives of the Company with benefits upon retirement or immediate vesting of benefits upon a participant’s death before retirement. The Company funds the benefits under the plan with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company. The plan is accounted for in accordance with SFAS No. 87, “Employers Accounting for Pensions.” As previously disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2008, the Board of Directors approved the removal of all participants that were not vested as of June 30, 2008, and as a result, there are only 3 participants in the SERP Plan. Additionally, as of June 30, 2008, the SERP Plan has been fully funded.

The components of net period pension cost are as follows:

	Three Months Ended September 30,
(in thousands)	2008	2007
Service cost	$-	$162
Interest cost	71	217
Amortization of prior service cost	-	162
Net periodic pension cost	$71	$541

15.	Contingencies
In Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”), the Company provided disclosure regarding a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al. Although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are its customers, based on the terms of its contracts with those customers. The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions. The defendants include approximately 107 individual retailers, 13 of whom are our customers for retail point-of-sale software. The Company is currently providing indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers. The indemnity coverage estimated as of September 30, 2008 is immaterial. Through September 30, 2008, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. Currently, the case is subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit. There were no material developments to this proceeding during the three-month period ended September 30, 2008.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS POS software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. As noted in Part I, Item 3 of the Form 10-K, the Company moved to dismiss the complaint on various grounds. Subsequent to the filing of the Form 10-K, on September 29, 2008, the court denied the motion. Accordingly, the Company and the other defendants have filed answers to the complaint, in which the Company has denied all material allegations, and has asserted counterclaims, in which it alleges that Heartland has engaged in tortious activity by defaming and libeling the Company, and by improperly interfering with the Company’s customer contracts and customer relationships. No trial date has been set in this matter.

In Part I, Item 3 of the Form 10-K, we also provided disclosure regarding two consolidated cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, styled Roth Cash Register v. MICROS Systems, Inc., et al., and Shenango Systems Solutions v. MICROS Systems, Inc., et al. On May 22, 2008, a jury returned a combined verdict of $7.5 million against the Company in those actions. The cases initially were filed in 2000, and the complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. The Company moved for judgment notwithstanding the verdict and for a new trial, and the plaintiffs also moved for judgment notwithstanding the verdict and for a new trial. On October 30, 2008, the court held a hearing at which the parties argued the motions. The court has not yet issued a decision on any of the pending motions. There are no other litigation matters relating to the restructuring of the dealer channel in the year 2000.

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

Examples of such forward-looking statements include:

•	Our assumptions regarding the materiality of any subsequent adjustments to the purchase price of our acquisitions during the relevant period;
•	Our expectations regarding the effect of the adoption of various accounting pronouncements;
•	Our expectations regarding the impact of competition on product and service margins;
•	Our statements regarding the effects of currency fluctuations (in particular, Euro fluctuations) on our financial performance;
•	Our expectation that customers with which we do the largest amount of business will change from period to period;
•	Our belief that our reserve against future indemnity expenditures will be sufficient;
•	Our statements about the effects of larger customer orders on our quarterly earnings and revenues;
•	Our statements regarding the costs associated with maintaining compliance with applicable legal, financial, and industry requirements and standards;
•	Our beliefs regarding the effects on our results of operations or financial position of any current legal proceedings in which we may be involved;
•	Our expectations regarding effective tax rates in future periods, and the effects of tax audits in certain jurisdictions;
•	Our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	Our beliefs regarding impairment of our investments in auction rate securities, and our intention and ability to retain those investments under current market conditions;
•	Our expectations regarding our exposure to interest rate risk; and
•	Our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk.

Factors that may affect future results

Current market and economic conditions, and world political and economic uncertainty, make it difficult to predict whether we can continue to achieve revenue and profitability growth over the remainder of the current fiscal year and future periods. Further, because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes. Wildly vacillating and unpredictable oil and gas prices, and other deep economic concerns relating to liquidity, fluctuations in the stock market and worldwide recession, also directly and indirectly can have a significant impact on our customers, and, accordingly, on our business. Our primary customers – the hospitality, travel, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances, all of which are not only outside of our (and, frequently, their) control, but also are very difficult to predict with any accuracy. These disturbances may affect our financial position and the results of our operations.

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

We have invested a portion of our cash in auction rate securities, which, in light of current market conditions, are subject to constraints on liquidity. There is also the possibility that the underlying security and collateral could have their ratings further downgraded by the applicable credit rating agencies, which could further impair the value of our investment.

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

Changes to the schedule for completion and release of new products and services can also directly affect our quarterly financial results – if, for example, a product’s expected general release date must be delayed, revenues that we may have expected in a particular quarter may not be realized until a subsequent quarter.

Our products and services must continually be updated to comply with applicable new laws, regulations, and industry standards, including, by way of example, the security and data protection rules promulgated by the credit card associations, and to comply with changes to existing laws, regulations, and standards. Because laws, regulations, and standards, and the interpretation and application of those laws, regulations, and standards frequently change, we expect to continue to incur costs associated with modifying our products and services to become and remain compliant. It is difficult to reliably predict the magnitude of those costs.

The foregoing discussion of factors that may affect future results is in addition to those other risks and uncertainties disclosed in this report and our other SEC filings, including in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008.

Overview

We are a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The information solutions consist of application-specific software and hardware systems, supplemented by a wide range of services including installation, training, maintenance and support, customer development and software hosting. Our enterprise solutions comprise three major areas:

(1) Hotel information systems, which include software encompassing property management systems, sales and catering systems, central reservation systems, customer information systems, revenue management systems, and an Internet/Global Distribution System based hotel reservation service;

(2) Restaurant information systems, which include hardware and software for point-of-sale and operational applications, a suite of back office applications, including inventory, labor, and financial management, and certain centrally hosted enterprise applications; and

(3) Specialty retail information systems, which include retail store software automation systems and business intelligence applications, including software encompassing point-of-sale, loss prevention, business analytics, and customer gift cards, as well as enterprise applications.

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

We manage our business geographically and are organized and operate in two reportable segments for financial reporting purposes: U.S. and International. International reportable segment operations are primarily in Europe, the Pacific Rim and Latin America. For purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the U.S. and International reportable segments separately in operating our business, although the products and services are similar for each segment. In each of these two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold must be customized to address local issues, laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.

Results of Operations

All references to share data in this Item 2 have been adjusted to reflect the two-for-one stock split effected on February 5, 2008.

Revenue:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended September 30,
	U.S.		International		Total
(in thousands)	2008	2007	2008	2007	2008	2007
Hardware	$32,243	$33,043	$31,450	$31,858	$63,693	$64,901
Software	13,940	12,178	23,636	18,673	37,576	30,851
Service	67,404	51,417	75,396	69,313	142,800	120,730
	$113,587	$96,638	$130,482	$119,844	$244,069	$216,482

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended September 30,
	2008	2007
Hardware	26.1%	30.0%
Software	15.4%	14.3%
Service	58.5%	55.7%
	100.0%	100.0%

For the three months ended September 30, 2008, total revenue was approximately $244.1 million, an increase of approximately $27.6 million, or 12.7% compared to the same period last year, of which approximately $2.4 million was a result of favorable foreign currency exchange rate fluctuation, mainly between the Euro and the U.S. dollar. The increase in total revenue is due primarily to an increase in service revenue. The increase in our service revenue primarily resulted from an increase in installation revenue resulting from expansion of our customer base, increases in the volume of our support services that reflect increased recurring support revenue from existing customers, and additional revenue generated from Fry, Inc., a company we acquired in August 2008. The increase in recurring support revenue contributed 42.7% and the increase in installation revenue relating to the expansion of our customer base contributed 54.9% of the service revenue increase.

The increase in international segment sales for the three months ended September 30, 2008 of approximately $10.6 million is also due primarily to an increase in service revenue. The increase in international services revenue primarily resulted from expansion of our customer base coupled with increased recurring support revenue from existing customers.

U.S. segment sales increased approximately $16.9 million for the three months ended September 30, 2008 compared to the same period last year. The increase was primarily the result of an increase in service revenues (support and installation) from expansion of our customer base, coupled with recurring support revenue from existing customers and additional revenue generated as a result of the acquisition of Fry, Inc. in August 2008.

Cost of Sales:

An analysis of the cost of sales is as follows:

	Three Months Ended September 30,
	2008		2007
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$43,059	67.6%	$39,938	61.5%
Software	7,300	19.4%	8,509	27.6%
Service	67,766	47.5%	54,793	45.4%
	$118,125	48.4%	$103,240	47.7%

For the three months ended September 30, 2008 and 2007, cost of sales as a percent of revenue were 48.4% and 47.7%, respectively. Hardware cost of sales as a percent of related revenue for the three months ended September 30, 2008 increased 6.1% compared to the same period last year primarily as a result of a lower margin realized on the sale of third party hardware and Workstation 4. Additionally, the margin realized during the three months ended September 30, 2008 on the sale of Workstation 5 was lower than the margin realized on the sale of Workstation 4 during the three months ended September 30, 2007. Workstation 5 was released in October 2007 and is the larger version of the next generation Workstation 4. Software cost of sales as a percent of related revenue decreased approximately 8.2% compared to the same period last year. The decrease was primarily as a result of a 53% increase in the sale of Opera suite software products, which is an internally developed software application. Service costs as a percent of related revenue increased approximately 2.1% compared to the same period last year primarily due to increased labor costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended September 30, 2008, were 31.5%, a decrease of 1.2% compared to the same period last year. This decrease primarily was due to our ability to leverage our costs with the increase in total revenue.

Research and Development (“R&D”):

R&D expenses consist primarily of labor costs less capitalized software development costs. An analysis of R&D activities is as follows:

	Three Months Ended September 30,
(in thousands)	2008	2007

Total R&D incurred	$10,596	$10,027
Capitalized software development costs	(125)	(611)
Total R&D expenses	$10,471	$9,416

% of Revenue	4.3%	4.3%

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended September 30, 2008 increased approximately $0.2 million to approximately $4.1 million compared to the same period last year. The increase is primarily due to additional depreciation expense on capital expenditures since September 30, 2008 and recent acquisitions.

Share-Based Compensation Expenses:

We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations. In addition, for the three months ended September 30, 2007, non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, is also recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options become vested. The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended September 30,
(in thousands)	2008	2007
SG&A	$3,525	$3,542
R&D	208	302
Total non-cash share-based compensation expense	3,733	3,844
Income tax benefit	(841)	(841)
Total non-cash share-based compensation expense, net of tax benefit	$2,892	$3,003

Impact on diluted net income per share	$0.04	$0.04

Non-operating Income:

Net non-operating income for the three months ended September 30, 2008, was approximately $3.8 million, an increase of approximately $0.5 million compared to the same period last year. The increase was primarily due to foreign exchange transaction gains of approximately $0.5 million for the three months ended September 30, 2008 compared to foreign exchange transaction losses of approximately $0.3 million for the three months ended September 30, 2007.

Income Tax Provisions:

The effective tax rates for the three months ended September 30, 2008 and 2007 were 34.0% and 33.5%, respectively. The effective tax rates for the three months ended September 30, 2008 and September 30, 2007 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities under the Internal Revenue Code.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, foreign withholding taxes and the inclusion of foreign income in our U.S. tax base. The increase in tax rate from 33.5% to 34.0% was primarily attributable to changes in the mix of earnings from foreign jurisdictions included in our U.S. tax base, partially offset by the increase in utilizable foreign tax credits and Net Operating Loss Carryforwards as well as proportional reduction of non-deductible non-cash share based compensation and other non-deductible compensation items as compared to the prior fiscal period.

Based on currently available information, we estimate that the fiscal year 2009 effective tax rate will be approximately 34.0%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized in accordance with the interim reporting requirements of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Recent accounting pronouncements

FSP 142-3
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other GAAP. This FSP is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years. We are currently reviewing the impact of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year 2010). Historically we have not had material hedging transactions. If we continue that practice, then the impact of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows will not be material. However, the impact of the adoption of SFAS No. 161 cannot currently be determined, as it will depend on the nature and extent of any hedging transactions that are in effect at the time of the adoption or thereafter.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently reviewing the impact of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS No. 160 is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We are currently reviewing the impact of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Different assumptions would affect these estimates, and actual results may differ from these estimates.

We believe the following are our accounting policies and estimates that involve our more significant judgments and estimates used in the preparation of the condensed financial statements:

•	Revenue recognition and deferred revenue;
•	Allowance for doubtful accounts;
•	Inventory;
•	Investment, non-current;
•	Non-cash share-based compensation;
•	Capitalized software development costs;
•	Valuation of long-lived assets, including intangible assets and impairment review of goodwill;
•	Contingencies and litigation;
•	Income taxes; and
•	Foreign currency translation.

We have reviewed our critical accounting policies and estimates and the related disclosures with our Audit Committee. These policies and procedures are described further in our Annual Report on Form 10-K for the year ended June 30, 2008 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

Liquidity and capital resources

Sources and Uses of Cash and Cash Equivalents

The Company’s consolidated statements of cash flows summary is as follows:

	Three Months Ended September 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$29,658	$24,676
Investing activities	(32,191)	(54,076)
Financing activities	(27,510)	18,780

Operating activities:
Net cash provided by operating activities for the three months ended September 30, 2008 increased approximately $5.0 million compared to the three months ended September 30, 2007 due primarily to an increase in net income of approximately $3.6 million and net changes in substantially all current assets and liabilities, the most significant of which are an approximately $15.4 million decrease in accrued expenses and other current liabilities, partially offset by an approximately $14.6 million decrease in inventory. The decrease in accrued expenses and other current liabilities is primarily due to decreases in compensation related accruals.

Investing activities:
Net cash used in investing activities for the three months ended September 30, 2008 was approximately $32.2 million, as a result of approximately $32.3 million used for our acquisition of Fry, Inc. and approximately $3.5 million used to purchase property, plant and equipment and internally developed software to be licensed to others. During the three months ended September 30, 2008, we redeemed $3.4 million of our auction rate securities at par value. See “Capital Resources,” below, for a discussion of our investments in auction rate securities.

Net cash used in investing activities for the three months ended September 30, 2007 was approximately $54.1 million, primarily as a result of our net investment in auction rate securities of approximately $38.0 million. We also used approximately $11.6 million in connection with our acquisition of Check-in Data AG. Additionally, approximately $4.6 million was also used to purchase property, plant and equipment and to internally developed software to be licensed to others.

Financing activities:
Net cash used in financing activities for the three months ended September 30, 2008 was approximately $27.5 million, primarily due to principal payments on line of credit and long-term debt of approximately $18.1 million that we assumed as a result of our acquisition of Fry, Inc. in August 2008. Additionally, we used approximately $10.4 million for our stock repurchases during the three-month period ended September 30, 2008.

Net cash provided by financing activities for the three months ended September 30, 2007 was approximately $18.8 million, primarily reflecting proceeds from stock option exercises of approximately $12.5 million and realized tax benefits from stock option exercises of approximately $6.4 million. We did not repurchase any of our stock during the three-month period ended September 30, 2007.

At September 30, 2008, all cash and cash equivalents were being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.

Capital Resources

At September 30, 2008, we had approximately $325.4 million in cash and cash equivalents. Additionally, we continued to hold auction rate securities (long-term instruments with variable interest rates that are designed to periodically reset to prevailing market rates every 7 to 35 days through an auction process) with a fair value of approximately $62.7 million. These securities are supported by student loans for which repayment is either backed by the Federal Family Education Loan Program or insured by AMBAC Financial Group. Due to the liquidity previously provided by the interest reset mechanism and the short-term nature of our investments, we classified the auction rate securities as short-term investments. Beginning in February 2008, there were insufficient bids in the auctions for these auction rate securities to establish a clearing rate, and the securities were not saleable in the auction. As a result, the auction process no longer provided short-term liquidity. As a result, the auction rate securities have been classified as non-current investments available-for-sale as of September 30, 2008 and June 30, 2008. We also engaged an independent valuation firm to update the valuation as of September 30, 2008. The valuation reflected a decrease in fair value compared to cost, but an improvement in fair value of approximately $0.7 million compared to June 30, 2008 fair value related to those investments still held as of September 30, 2008. We do not believe the decrease in fair value to be other-than-temporary based on the extent and time the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and the our intention and ability to hold each investment until recovery. Based on the valuation, we have updated the temporary unrealized losses on these investments to approximately $3.4 million (approximately $2.1 million, net of tax). We plan to continue to monitor the liquidity situation in the marketplace and the creditworthiness of our holdings and will perform periodic impairment analysis.

See Note 8 to the condensed consolidated financial statements included in this report for information regarding our credit agreements (the “Credit Agreements”).

We believe that our cash and cash equivalents, cash generated from operations and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future. In light of current economic conditions generally and in light of the overall performance of the stock market in recent months, we cannot assume that funds would be available from other sources if required to fund acquisitions, or any unanticipated and substantial cash needs. We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2009 will be approximately $14 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $130.5 million and approximately $119.8 million during the three months ended September 30, 2008 and September 30, 2007, respectively.

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

In the three months ended September 30, 2008 and September 30, 2007, we transacted business in 37 currencies. The relative currency mix for the three months ended September 30, 2008 and September 30, 2007 were as follows:

	% of Reported Revenue
	Three Months Ended September 30,		Exchange Rates (in U.S. Dollars) As of September 30,
	2008	2007	2008	2007
Revenues by currency (1):
United States Dollar	53%	50%	1.0000	1.0000
European Euro	21%	21%	1.4076	1.4259
British Pound Sterling	8%	9%	1.7778	2.0461
Mexican Peso	2%	2%	0.0916	0.0914
Australian Dollar	2%	2%	0.7903	0.8874
Canadian Dollar	1%	4%	0.9398	1.0055
All Other Currencies (2), (3)	13%	12%	0.2773	0.2490
Total	100%	100%

(1) Calculated using weighted average exchange rates for the period.
(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three months’ exchange rates for all other currencies.
(3) The “Exchange Rates as of September 30” for “All Other Currencies” represents the weighted average September 30 exchange rates for all other currencies based on the three month revenue.

A 10% increase or decrease in the value of the Euro in relation to the U.S. dollar in the three months ended September 30, 2008 would have affected total revenues by approximately $5.1 million, or 2.1%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

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

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. Our interest rate risk has not changed materially from June 30, 2008, and we do not currently foresee any significant changes in exposure or in how we manage this exposure in the near future. For borrowings in U.S. currency, the Credit Agreements bear interest at higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters. At September 30, 2008, we had total borrowings of approximately $1.0 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at September 30, 2008. Our exposure to fluctuations in interest rates will be affected by the outstanding amount under the Credit Agreements, the applicable interest rate, and any outstanding instruments to hedge exposure to interest rate risk. As our total borrowing as of September 30, 2008 was approximately $1.0 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations and cash flows.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, typically maintaining an investment grade rating from at least one of the three credit rating institutions. See “Capital Resources,” in Item 2 above for a discussion of our investments in auction rate securities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”), we provided disclosure regarding a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; as noted in the Form 10-K, we are not a party to that case, we may have some obligation to indemnify certain of the defendants who are our customers. There were no material developments to this proceeding during the three-month period ended September 30, 2008.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. A description of the complaint in that action is included in Part I, Item 3 of the Form 10-K. As noted in the Form 10-K, we moved to dismiss the complaint on various grounds. Subsequent to the filing of the Form 10-K, on September 29, 2008, the court denied the motion. Subsequent to that, we and the other defendants filed answers to the complaint, in which we denied all material allegations, and asserted counterclaims, in which we allege that Heartland has engaged in tortious activity by defaming and libeling us, and by improperly interfering with our customer contracts and customer relationships. No trial date has been set in this matter.

In Part I, Item 3 of the Form 10-K, we also provided disclosure regarding two consolidated cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, styled Roth Cash Register v. MICROS Systems, Inc., et al., and Shenango Systems Solutions v. MICROS Systems, Inc., et al. A description of the claims in that action, and the jury verdict that was returned against us, is included in Part I, Item 3 of the Form 10-K. We moved for judgment notwithstanding the verdict, and for a new trial, and the plaintiffs also moved for judgment notwithstanding the verdict and for a new trial. On October 30, 2008, the court held a hearing at which the parties argued the motions. The court has not yet issued a decision on any of the pending motions.

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

MICROS SYSTEMS, INC.
(Registrant)

Date: November 6, 2008	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: November 6, 2008	/s/	Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller