Form 10-Q
period 2008-12-31
MICROS SYSTEMS INC
filed 2009-02-05
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
Commission file number 0-9993

MICROS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

MARYLAND	52-1101488
(State of incorporation)	(IRS Employer Identification Number)

7031 Columbia Gateway Drive, Columbia, Maryland 21046-2289
(Address of principal executive offices)	(Zip code)

443-285-6000

Registrant’s telephone number, including area code

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

YES ☐                                NO ☑

As of January 31, 2009, there were issued and outstanding 80,380,632 shares of Registrant’s Common Stock at $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and six months ended December 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Dec. 31, 2008	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$333,160	$381,964
Accounts receivable, net of allowance for doubtful accounts of $29,688 at December 31, 2008 and $28,348 at June 30, 2008	174,809	192,445
Inventory, net	47,966	64,575
Deferred income taxes	20,575	18,724
Prepaid expenses and other current assets	29,224	29,737
Total current assets	605,734	687,445

Investments, non-current	57,541	65,216
Property, plant and equipment, net of accumulated depreciation and amortization of $80,165 at December 31, 2008 and $78,505 at June 30, 2008	32,189	29,165
Deferred income taxes, non-current	5,823	7,108
Goodwill	187,800	159,722
Intangible assets, net of accumulated amortization of $8,427 at December 31, 2008 and $7,401 at June 30, 2008	20,357	16,168
Purchased and internally developed software costs, net of accumulated amortization of $62,233 at December 31, 2008 and $61,691 at June 30, 2008	29,545	30,846
Other assets	7,225	7,336
Total assets	$946,214	$1,003,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,157	$989
Accounts payable	39,467	46,843
Accrued expenses and other current liabilities	111,742	124,913
Income taxes payable	1,888	6,363
Deferred revenue	92,654	115,398
Total current liabilities	246,908	294,506

Income taxes payable, non-current	19,142	18,302
Deferred income taxes, non-current	2,201	2,181
Other non-current liabilities	8,451	8,103
Total liabilities	276,702	323,092

Minority interests and minority ownership put arrangement	6,460	6,898
Commitments and contingencies (Note 14)

Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 80,381 shares at December 31, 2008 and 80,898 shares at June 30, 2008	502	506
Capital in excess of par	125,368	131,517
Retained earnings	532,375	480,777
Accumulated other comprehensive income	4,807	60,216
Total shareholders' equity	663,052	673,016

Total liabilities and shareholders' equity	$946,214	$1,003,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue:
Hardware	$56,145	$67,194	$119,839	$132,095
Software	38,196	44,517	75,772	75,368
Services	143,593	132,241	286,393	252,971
Total revenue	237,934	243,952	482,004	460,434

Cost of sales:
Hardware	34,756	44,284	77,815	84,223
Software	7,098	9,515	14,398	18,024
Services	69,557	63,591	137,324	118,384
Total cost of sales	111,411	117,390	229,537	220,631

Gross margin	126,523	126,562	252,467	239,803

Selling, general and administrative expenses	72,395	79,860	149,196	150,755
Research and development expenses	10,624	9,676	21,094	19,092
Depreciation and amortization	4,291	3,629	8,378	7,475
Total operating expenses	87,310	93,165	178,668	177,322

Income from operations	39,213	33,397	73,799	62,481

Non-operating income (expense):
Interest income	2,565	3,732	5,819	7,246
Interest expense	(135)	(105)	(282)	(168)
Other (expense) income, net	(267)	224	420	96
Total non-operating income, net	2,163	3,851	5,957	7,174

Income before taxes, minority interests and equity in net earnings of affiliates	41,376	37,248	79,756	69,655
Income tax provision	14,068	12,627	27,117	23,483
Income before minority interests and equity in net earnings of affiliates	27,308	24,621	52,639	46,172
Minority interests and equity in net earnings of affiliates, net of taxes	(234)	(532)	(683)	(779)
Net income (1)	$27,074	$24,089	$51,956	$45,393

Net income per common share (1)(2):
Basic	$0.33	$0.29	$0.64	$0.55
Diluted	$0.33	$0.29	$0.63	$0.54

Weighted-average number of shares outstanding (2):
Basic	80,424	82,009	80,556	81,797
Diluted	81,202	83,917	81,691	83,711

(1) See Note 9, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.
(2) All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	December 31,
	2008	2007
Net cash flows provided by operating activities	$53,580	$66,154

Cash flows provided by investing activities:
Net cash paid for acquisitions	(32,701)	(12,456)
Purchases of property, plant and equipment	(8,631)	(7,187)
Internally developed software	(233)	(1,359)
Disposal of property, plant and equipment	171	341
Purchases of investments	-	(477,850)
Proceeds from sales of investments	3,375	505,000
Net cash flows (used in) provided by investing activities	(38,019)	6,489

Cash flows provided by financing activities:
Principal payments on line of credit and long-term debt related to an acquisition	(18,124)	-
Repurchases of stock	(15,432)	(28,274)
Proceeds from stock option exercises	1,363	19,519
Realized tax benefits from stock option exercises	77	9,523
Dividends to minority owners	(619)	(165)
Other	(687)	(340)
Net cash flows (used in) provided by financing activities	(33,422)	263

Effect of exchange rate changes on cash and cash equivalents	(30,943)	12,196

Net (decrease) increase in cash and cash equivalents	(48,804)	85,102

Cash and cash equivalents at beginning of year	381,964	242,702
Cash and cash equivalents at end of period	$333,160	$327,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2008	80,898	$506	$131,517	$480,777	$60,216	$673,016
Comprehensive income (loss):
Net income	-	-	-	51,956	-	51,956
Foreign currency translation adjustments, net of tax					(52,717)	(52,717)
Changes in unrealized losses on non-current investments, net of tax					(2,692)	(2,692)
Total comprehensive loss						(3,453)
Minority interest put arrangement	-	-	-	(358)	-	(358)
Share-based compensation	-	-	7,832	-	-	7,832
Stock issued upon exercise of options	78	-	1,363	-	-	1,363
Repurchases of stock	(595)	(4)	(15,428)	-	-	(15,432)
Income tax benefit from options exercised	-	-	84	-	-	84
Balance, December 31, 2008	80,381	$502	$125,368	$532,375	$4,807	$663,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2008
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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations.

All references to share data in the accompanying condensed consolidated financial statements and throughout these notes have been retroactively adjusted to reflect the February 2008 two-for-one stock split.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	Acquisitions
During August 2008, the Company acquired Fry, Inc. (“Fry”), an e-commerce design, development and managed services provider headquartered in Ann Arbor, Michigan, for a total cash purchase price of approximately $32.7 million, net of cash acquired.  The Company also assumed debt of approximately $18.1 million, which was paid off immediately after the acquisition.  Approximately $6.0 million of the total purchase price is currently held in escrow and, if specified Company claims against Fry arise, such amounts may be used to satisfy these claims.  Any amounts then remaining after the satisfaction of any such claims will be paid in two installments, at 12 and 18 months after closing.  The selling Fry shareholders are eligible to earn up to an additional $17 million in earn out payments over the next approximately two year period following closing, which are payable based upon achievement of specified financial targets.  As of December 31, 2008, the Company has accrued approximately $4.5 million payable to selling Fry shareholders for meeting the initial set of specified financial targets, and will pay that amount during the quarter ended June 30, 2009.  In connection with the acquisition, the Company recorded goodwill of approximately $39.1 million, intangible assets of approximately $7.0 million and capitalized software of approximately $4.7 million.  The acquisition of Fry has been included in the Company’s results since the acquisition date.  The pro forma effect of this acquisition is not material to the consolidated financial position and results of operations presented herein.

3.	Inventory
The components of inventory are as follows:

(in thousands)	December 31, 2008	June 30, 2008
Raw materials	$4,010	$5,521
Work-in-process	9	21
Finished goods	43,947	59,033
Total inventory	$47,966	$64,575

The Company maintained a reserve for inventory obsolescence of approximately $10.6 million at December 31, 2008, compared to approximately $11.5 million at June 30, 2008.  During the three months ended December 31, 2008 and December 31, 2007, the Company reserved approximately $0.1 million and approximately $0.6 million, respectively.  During the six months ended December 31, 2008 and December 31, 2007, the Company reserved approximately $1.7 million and approximately $1.1 million, respectively.  All reserves related to potentially obsolete and slow moving products.  Approximately $0.4 million of the reserve recorded during the six months ended December 31, 2008 related to a potential obsolete product which will be replaced with a new product currently being developed by the Company.  As of December 31, 2008, foreign currency translation decreased the reserve for inventory obsolescence by approximately $1.6 million as compared to June 30, 2008.

4.	Investments, non-current
As of December 31, 2008, the Company continues to hold auction rate securities that are classified as available for sale, investments, non-current.  These investments are classified as non-current as, beginning February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate.  As a result, the securities were not saleable in the auction, thereby no longer providing short-term liquidity.  In the absence of a liquid market or a negotiated sales transaction, the Company engaged an independent valuation firm to update the valuation of its auction rate securities as of December 31, 2008.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.  Based on the fair value determination described below in Note 5, Fair value measurements, the fair value of the auction rate securities held as of December 31, 2008 decreased compared to the cost and the fair value of the securities as of June 30, 2008.  Accordingly, the Company increased its temporary unrealized losses on these investments to approximately $8.5 million (approximately $5.3 million, net of tax) in the other comprehensive income component of stockholders’ equity.

During the six months ended December 31, 2008, the Company redeemed approximately $3.4 million of its auction rate securities at their par value.  The Company recognized no gains or losses related to the sale of its investments in auction rate securities during the six months ended December 31, 2008 and 2007.

5.	Fair value measurements
Effective July 1, 2008, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” for financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Additionally, the Company also adopted FASB Staff Position (FSP) No.157-2, which delayed the effective date of SFAS No. 157 by one year for other non-financial assets and liabilities.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosure, SFAS No. 157 establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:

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

The Company’s investments in auction rate securities, classified as investments, non-current, are its only Level 3 assets.  The Company engaged an independent valuation firm to update the valuation of its auction rate securities as of December 31, 2008.  The Company’s valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.  The valuation was prepared in accordance with FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which FASB issued in October 2008.  FSP No. 157-3 clarified the application of SFAS No. 157 in determining the fair value of an asset where the market for that asset is not active.

The Company reviews impairments in accordance with Emerging Issues Task Force Issue No. 03-1 and FSP No. 115-1 and FAS No. 124-1, each of which is titled “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the classification of the impairment as temporary or other-than-temporary.  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity.  Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary.  Unrealized losses are recognized in the statement of operations when a decline in fair value is determined to be other-than-temporary.  Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in classifying the impairment include the credit quality of the underlying security, the extent to which and time period during which the fair value of each investment has been below cost, the expected holding or recovery period for each investment, the Company’s intent and ability to hold each investment until recovery and the existence of any evidence of default by the issuer.  Based on its review, the Company has determined that its investments in auction rate securities have been impaired and has determined that the impairment is temporary.  The Company plans to continue to monitor the liquidity situation in the marketplace and the creditworthiness of its holdings and will perform periodic impairment analysis.  If, as a result of this analysis, the Company determines that the decline in fair value of the auction rate securities is other-than-temporary, the Company would have to recognize the impairment as a loss in its consolidated statement of operations.

The financial assets and liabilities accounted for at fair value as of December 31, 2008 are as follows (does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value):

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$251,433	$-	$-	$251,433
Investments, non-current:
Auction rate securities	-	-	57,541	57,541
Balance at December 31, 2008	$251,433	$-	$57,541	$308,974

Cash equivalents consist primarily of certificates of deposit, in addition to money market funds and overnight repurchase agreements.

A reconciliation of changes in the fair value of investments, non-current, classified as Level 3, and the related unrealized losses included in other comprehensive income is as follows:

(in thousands)	Cost	Temporary Unrealized Loss	Fair Value
Balance at June 30, 2008	$69,450	$(4,234)	$65,216
Changes in unrealized losses related to investments	-	676	676
Redemption	(3,375)	145	(3,230)
Balance at September 30, 2008	66,075	(3,413)	62,662
Changes in unrealized losses related to investments		(5,121)	(5,121)
Balance at December 31, 2008	$66,075	$(8,534)	$57,541

During the six months ended December 31, 2008, the Company redeemed approximately $3.4 million of its auction rate securities at their par value.  The Company recognized no gains or losses related to the sale of its investments in auction rate securities during the six months ended December 31, 2008 and 2007.  Subsequent to December 31, 2008, the Company redeemed approximately $0.7 million of its auction rate securities at their par value as a result of partial buyback by the issuer of the security and recognized no gains or losses related to the redemption.

6.	Goodwill and intangible assets
During its first quarter of fiscal year 2009, the Company completed its annual impairment tests on its goodwill and trademarks as of July 1, 2008.  Based on its annual impairment test results, the Company determined that no impairment of goodwill or trademarks existed as of July 1, 2008, and subsequent to July 1, 2008, there has not been any event or change in circumstances that have impaired goodwill or trademarks.

7.	Other comprehensive income (loss)
The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2008	2007	2008	2007
Net income	$27,074	$24,089	$51,956	$45,393
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,200)	5,056	(52,717)	16,387
Unrealized loss on non-current investments	(3,206)	—	(2,692)	—
Amortization of prior year pension costs	—	164	—	326
Total comprehensive income (loss)	$10,668	$29,309	$(3,453)	$62,106

The foreign currency translation adjustments of approximately $13.2 million and approximately $5.1 million for the three months ended December 31, 2008 and 2007, respectively, and approximately $52.7 million and approximately $16.4 million for the six months ended December 31, 2008 and 2007, respectively, were due to foreign currency exchange rate fluctuations, mainly between the Euro and the U.S. dollar, which has suffered an approximate 11% devaluation since June 30, 2008 and 1% devaluation since September 30, 2008 and between the British pound sterling to U.S. dollar, which also has suffered an approximately 27% devaluation since June 30, 2008 and 18% devaluation since September 30, 2008.  Approximately $283.9 million and $42.4 million of the Company’s net assets at December 30, 2008 are denominated in Euros and British pound sterling, respectively.

8.	Line of credit
The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.  During the three months ended December 31, 2008, the Credit Agreements were amended to (i) extend the expiration of the agreements from July 31, 2009 to July 31, 2010 (ii) modify or eliminate certain financial reporting requirements, and (iii) modify or eliminate certain restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate.  For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.  Under the terms of the Credit Agreements, the Company is required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit.  The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies.  In case of an event of default, as defined in the Credit Agreements including those not cured within the applicable cure period, if any, the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of December 31, 2008, the Company had approximately $1.2 million outstanding under the Credit Agreements and had an additional approximately $0.4 million of the line used for guarantees.  A total of approximately $63.4 million was available for future borrowings as of December 31, 2008.  The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.2 million at the December 31, 2008 exchange rate).

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the December 31, 2008 exchange rate.)  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of December 31, 2008, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the December 31, 2008 exchange rate) of the credit facility has been used for guarantees.

As of December 31, 2008, the Company had approximately $64.6 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2008 was 2.3% per annum.

9.	Share-based compensation
The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees.  With respect to directors, the Company’s policy and practice during the relevant period was that only those directors who are employees of the Company were eligible to receive options.  The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant.  Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant.  All outstanding options expire ten years from the date of grant.  Since the inception of the stock option plan in 1991, the Company has authorized 35.2 million shares for issuance upon exercise of options, of which approximately 3.5 million shares are available for future grants as of December 31, 2008.  On that date, options to purchase approximately 6.9 million shares were outstanding, including currently exercisable options to purchase approximately 4.6 million shares.

The Company accounts for its option awards in accordance with SFAS No. 123(R), “Share-Based Payment.”  The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations.  In addition, for the three and six months ended December 31, 2007, non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures were also recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options vested.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2008	2007	2008	2007
Selling, general and administrative	$3,886	$5,730	$7,411	$9,271
Research and development	213	253	421	556
Total non-cash share-based compensation expense	4,099	5,983	7,832	9,827
Income tax benefit	(978)	(1,673)	(1,819)	(2,513)
Total non-cash share-based compensation expense, net of tax benefit	$3,121	$4,310	$6,013	$7,314

Impact on diluted net income per share	$0.04	$0.05	$0.08	$0.09

During the three months ended December 31, 2008 and 2007, the Company granted to the Company’s Chairman, President, and CEO, A.L. Giannopoulos, options to purchase 150,000 shares and 240,000 shares, respectively.  In accordance with the terms of the option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement as he is over the retirement age of 62.  Mr. Giannopoulos has not retired, but because he was over the age of 62 at the time he received the options, the Company recorded 100% of the non-cash share-based compensation expense related to the options granted to Mr. Giannopoulos during the three months ended December 31, 2008 and 2007.  As a result, the Company recorded approximately $0.8 million (approximately $0.5 million net of tax benefits or $0.01 diluted earnings per share) for the three months ended December 31, 2008 and approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) for the three months ended December 31, 2007 related to options granted to Mr. Giannopoulos.

No compensation expense was capitalized for the three and six months ended December 31, 2008 and 2007 because no stock options were granted to employees whose labor costs were capitalized as software development costs.

As of December 31, 2008, there was approximately $16.0 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

10.	Net income per share
Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2008	2007	2008	2007
Net income	$27,074	$24,089	$51,956	$45,393
Effect of minority put arrangement	(167)	(169)	(358)	(327)
Net income available to common shareholders	$26,907	$23,920	$51,598	$45,066

Average number of common shares outstanding	80,424	82,009	80,556	81,797
Dilutive effect of outstanding stock options	778	1,908	1,135	1,914
Average number of common shares outstanding assuming dilution	81,202	83,917	81,691	83,711

Basic net income per share	$0.33	$0.29	$0.64	$0.55
Diluted net income per share	$0.33	$0.29	$0.63	$0.54

Anti-dilutive weighted average number of shares excluded from reconciliation	4,521	555	3,195	1,418

Net income for the three months ended December 31, 2008 and 2007 include approximately $4.1 million ($3.1 million, net of tax) and $6.0 million ($4.3 million, net of tax), respectively, in non-cash share-based compensation expense.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.04 and $0.05 per share for the three months ended December 31, 2008 and December 31, 2007, respectively.

Net income for the six months ended December 31, 2008 and 2007 include approximately $7.8 million ($6.0 million, net of tax) and $9.8 million ($7.3 million, net of tax), respectively, in non-cash share-based compensation expense.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.08 and $0.09 per share for the six months ended December 31, 2008 and December 31, 2007, respectively.

11.	Recent accounting pronouncements
FSP 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year 2010).  Historically the Company has not had material hedging transactions and unless the Company engages in such transactions, the impact of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows will not be material.  Nevertheless, the impact of the adoption of SFAS No. 161 cannot currently be determined, as it will depend on the nature and extent of any hedging transactions, if any, that are in effect at the time of the adoption or thereafter.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition dates are on or after July 1, 2009 (the Company’s fiscal year 2010).  The Company is currently reviewing the impact of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS No. 160”).  This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  SFAS No. 160 is effective for business combinations for which the acquisition dates are on or after July 1, 2009 (the Company’s fiscal year 2010).  The Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

All of the Company’s recent business acquisitions involved companies offering products and services that are similar or complementary to those currently offered by the Company; accordingly, the acquired businesses have been incorporated into the existing four operating segments based on their geographic locations, and they are then operated, managed, and evaluated as a part of the applicable operating segment.

A summary of the Company’s reportable segments is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2008	2007	2008	2007
Revenue(1):
U.S.	$117,540	$108,507	$233,786	$208,494
International	168,029	185,556	350,013	348,999
Intersegment eliminations	(47,635)	(50,111)	(101,795)	(97,059)
Total revenue	$237,934	$243,952	$482,004	$460,434

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$14,115	$8,289	$26,246	$18,162
International	66,257	69,731	136,524	130,497
Intersegment eliminations	(38,996)	(40,772)	(83,014)	(79,004)
Total income before taxes, minority interests and equity in net earnings of affiliates	$41,376	$37,248	$79,756	$69,655

	As of
(in thousands)	December 31, 2008	June 30, 2008
Identifiable assets (2):
U.S.	$456,282	$466,028
International	489,932	536,978
Total identifiable assets	$946,214	$1,003,006

(1)	Amounts are based on the location of the selling entity, and include export sales.
(2)	Amounts are based on the physical location of the asset.

13.	Shareholders’ equity
During the period from fiscal year 2002 through fiscal year 2007, the Board of Directors authorized the purchase of up to an aggregate of 10 million shares of the Company’s common stock.  The Company completed the repurchases of 10 million shares as of July 2008.  On July 9, 2008, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.2 million in fees related to all stock repurchases.  As of December 31, 2008, approximately 1.5 million additional shares may be repurchased under the most recent authorization.

The following table provides a summary of the cumulative number of shares purchased since the inception of the current repurchase program through December 31, 2008, plus the shares purchased under the previous repurchase programs.  All repurchased shares reverted to the status of authorized but unissued shares.

	Number of Shares	Purchase Price per Share	Total Price Paid (in thousands)
Total shares purchased as of June 30, 2008	9,862,500	$18.82	$185,587
July 1, 2008 – December 31, 2008	594,900	$25.94	15,432

Total shares purchased as of December 31, 2008	10,457,400	$19.22	$201,019

14.	Contingencies
In Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”), the Company provided disclosure regarding a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.  Although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are its customers, based on the terms of its contracts with those customers.  The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions.  The defendants include approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.   The Company is currently providing indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers.  As of December 31, 2008, the Company’s estimated indemnity obligation is not material, and through December 31, 2008, the Company’s legal fees with respect to indemnity coverage for this matter have not been material.  Currently, the case is subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.  There were no material developments to this proceeding during the three and six-month periods ended December 31, 2008.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC.  The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al.  In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws.  Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS point-of-sale software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services.  Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief.  The Company and the other defendants have filed answers to the complaint, in which the Company and the other defendants have denied all material allegations, and the Company has asserted counterclaims, alleging that Heartland has engaged in tortious activity by defaming and libeling the Company, and by improperly interfering with the Company’s customer contracts and customer relationships.  Heartland has filed answers to the counterclaims denying all material allegations.  No trial date has been set in this matter.

In Part I, Item 3 of the Form 10-K, the Company also provided disclosure regarding two consolidated cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, styled Roth Cash Register v. MICROS Systems, Inc., et al., and Shenango Systems Solutions v. MICROS Systems, Inc., et al.  On May 22, 2008, a jury returned a combined verdict of $7.5 million against the Company in those actions.   The cases initially were filed in 2000, and the complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  Following the jury verdict, the Company moved for judgment notwithstanding the verdict and for a new trial, and the plaintiffs also moved for judgment notwithstanding the verdict and for a new trial.  On December 23, 2008, the Court denied all of the motions.  On December 30, 2008, the plaintiffs filed praecipes for entry of judgment on the verdicts.  The Company filed its notices of appeal on January 27, 2009.  On February 3, 2009, both plaintiffs filed notices of cross appeal. There are no other litigation matters relating to the restructuring of the dealer channel in the year 2000.  The Company has established only an immaterial reserve for any potential liability relating to the dealer litigation, as the Company believes that it has raised and can present strong points through appeal, and therefore that an unfavorable outcome in the case is not probable.  However, even if the verdict were not reversed or reduced as a result of the post-trial motions or any subsequent appeals, payments of the resulting obligation would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

Examples of such forward-looking statements include:

•	Our assumptions regarding the materiality of any subsequent adjustments to the purchase price of our acquisitions during the relevant period;
•	Our expectations regarding the effect of the adoption of various accounting pronouncements;
•	Our expectations regarding the impact of competition on product and service margins;
•	Our statements regarding the effects of Euro fluctuations (and other currency fluctuations) on our financial performance;
•	Our expectation that customers with which we do the largest amount of business will change from period to period;
•	Our belief that our reserve against future indemnity expenditures will be sufficient;
•	Our statements about the effects of larger customer orders on our quarterly earnings and revenues;
•	Our statements regarding the costs associated with maintaining compliance with applicable legal, financial, and industry requirements and standards;
•	Our beliefs regarding the effects on our results of operations or financial position of any current legal proceedings in which we may be involved;
•	Our expectations regarding effective tax rates in future periods, and the effects of tax audits in certain jurisdictions;
•	Our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	Our beliefs regarding impairment of our investments in auction rate securities, and our intention and ability to retain those investments under current market conditions;
•	Our expectations regarding our exposure to interest rate risk; and
•	Our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk.

Factors that may affect future results

Current market and economic conditions, and world political and economic uncertainty, make it difficult to predict whether we can achieve revenue and profitability growth over the remainder of the current fiscal year and future periods.  Economic concerns relating to liquidity, fluctuations in the stock market, vacillating oil and gas prices, and worldwide recession also directly and indirectly have a significant impact on our customers, and, accordingly, on our business.  Our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our (and, frequently, their) control, but also are difficult to predict with any accuracy.  In particular, declines in consumer spending and general recessionary conditions directly affect our primary customers, limiting their ability to purchase our systems and services.

Further, because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes.

The market for our products and services is highly competitive, which, among other things, results in gross margin pressure on our hardware and software products.  While our margins on services and products have increased in the quarter ended December 31, 2008, we cannot continue to expect such a trend, and margins may actually decline given the highly competitive nature of the industries in which we operate.

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

In addition to our software and hardware products, we offer an extensive array of related services to our customers.  These services include installation, operator and manager training, on-site hardware maintenance, custom software development, application software support, credit card software support, help desk, systems configuration, network support, consulting and software hosting.  We distribute our products and services directly and through our domestic branch offices and our international subsidiary offices, as well as indirectly (both domestically and internationally) through a network of independent dealers and distributors.

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

Results of Operations

The results of our operations were adversely affected by the strengthening of U.S. dollar against foreign currencies as 52% of our total revenue for the six months ended December 31, 2008 was generated by our international segment.  All references to share data in this Item 2 have been adjusted to reflect the two-for-one stock split effected on February 5, 2008.

Revenue:

Three Months Ended December 31, 2008:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended December 31,
	U.S.		International		Total
(in thousands)	2008	2007	2008	2007	2008	2007
Hardware	$29,425	$33,436	$26,720	$33,758	$56,145	$67,194
Software	13,271	17,481	24,925	27,036	38,196	44,517
Service	73,090	55,036	70,503	77,205	143,593	132,241
	$115,786	$105,953	$122,148	$137,999	$237,934	$243,952

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended December 31,
	2008	2007
Hardware	23.6%	27.5%
Software	16.1%	18.3%
Service	60.3%	54.2%
	100.0%	100.0%

For the three months ended December 31, 2008, total revenue was approximately $237.9 million, a decrease of approximately $6.0 million, or 2.5% compared to the same period last year.  The unfavorable foreign currency exchange rate fluctuations, primarily British pound sterling, Euro and Australian dollar versus U.S. dollar, negatively affected total revenue by approximately $17.8 million.  The decrease in total revenue was also due to decreases in hardware and software revenue, substantially offset by an increase in services revenue.  We believe decreases in hardware and software revenue are due to a slowdown in demand from our customers because of the uncertainties surrounding the current U.S. and global economic conditions.  Services revenue compared to the same period last year increased due to additional service revenue generated as a result of the acquisition of Fry, Inc. (“Fry”) in August 2008.  Excluding the additional revenue generated from Fry, recurring support revenue was relatively comparable to the same period last year, but installation revenue decreased approximately 3% compared to the same period last year due to decreases in hardware and software sales.

The decrease in international segment sales for the three months ended December 31, 2008 of approximately $15.9 million is due to foreign currency exchange rate fluctuations.

U.S. segment sales increased approximately $9.8 million for the three months ended December 31, 2008 compared to the same period last year.  The increase was primarily the result of additional service revenue generated as a result of the acquisition of Fry in August 2008.  The increase was partially offset by decreases in hardware and software revenues, which we believe are due to a slowdown in demand from our customers because of the uncertainties surrounding the overall current U.S. and global economic conditions.

Six Months Ended December 31, 2008:

An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Six Months Ended December 31,
	U.S.		International		Total
(in thousands)	2008	2007	2008	2007	2008	2007
Hardware	$61,668	$66,479	$58,171	$65,616	$119,839	$132,095
Software	27,211	29,658	48,561	45,710	75,772	75,368
Service	140,494	106,453	145,899	146,518	286,393	252,971
	$229,373	$202,590	$252,631	$257,844	$482,004	$460,434

An analysis of the total sales mix as a percent of total revenue is as follows:

	Six Months Ended December 31,
	2008	2007
Hardware	24.9%	28.7%
Software	15.7%	16.4%
Service	59.4%	54.9%
	100.0%	100.0%

For the six months ended December 31, 2008, total revenue was approximately $482.0 million, an increase of approximately $21.6 million, or 4.7% compared to the same period last year.  The unfavorable foreign currency exchange rate fluctuations, primarily British pound sterling, Australian dollar and Euro versus U.S. dollar, negatively affected total revenue by approximately $15.3 million.  The increase in total revenue was due to increase in services revenue, partially offset by a decrease in hardware revenue.  The service revenue increased primarily due to additional revenue generated as a result of the acquisition of Fry in August 2008.  Excluding the additional revenue generated from Fry, recurring support revenue increased approximately 6% and installation revenue increased approximately 8% compared to the same period last year.  We believe the decrease in hardware revenue is due to a slowdown in demand from our customers because of the uncertainties surrounding the current U.S. and global economic conditions.

The decrease in international segment sales for the six months ended December 31, 2008 of approximately $5.2 million is primarily due to foreign currency exchange rate fluctuations, partially offset by an increase in services revenue.

U.S. segment sales increased approximately $26.8 million for the six months ended December 31, 2008 compared to the same period last year.  The increase was primarily the result of additional revenue generated as a result of the acquisition of Fry in August 2008.  The increase was partially offset by decreases in hardware and software revenues which we believe are due to a slowdown in demand from our customers because of the uncertainties surrounding the overall current U.S. and global economic conditions.

Cost of Sales:

Three Months Ended December 31, 2008:

An analysis of the cost of sales is as follows:

	Three Months Ended December 31,
	2008		2007
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$34,756	61.9%	$44,284	65.9%
Software	7,098	18.6%	9,515	21.4%
Service	69,557	48.4%	63,591	48.1%
	$111,411	46.8%	$117,390	48.1%

For the three months ended December 31, 2008 and 2007, cost of sales as a percent of revenue were 46.8% and 48.1%, respectively.  Hardware cost of sales as a percent of related revenue for the three months ended December 31, 2008 decreased 4.0% compared to the same period last year primarily as a result of (1) a more favorable sales mix (i.e., the sales generated from products with higher margins represented a higher percentage of total hardware sales); (2) an improvement in margins on substantially all hardware product sales; and (3) sales of certain product inventory which had previously been reserved for due to an unexpected increase in demand.  Software cost of sales as a percent of related revenue decreased approximately 2.8% compared to the same period last year as a result of a 19% increase in sale of Opera suite software products compared to the same period last year.  Opera suite software products are internally developed and generate higher margins than sales of third party software.  Service costs as a percent of related revenue increased approximately 0.3% compared to the same period last year due to lower margins generally realized on Fry service revenue compared to MICROS’ service revenue, partially offset by lower costs related to recurring support services.

Six Months Ended December 31, 2008:

An analysis of the cost of sales is as follows:

	Six Months Ended December 31,
	2008		2007
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$77,815	64.9%	$84,223	63.8%
Software	14,398	19.0%	18,024	23.9%
Service	137,324	47.9%	118,384	46.8%
	$229,537	47.6%	$220,631	47.9%

For the six months ended December 31, 2008 and 2007, cost of sales as a percent of revenue were 47.6% and 47.9%, respectively.  Hardware cost of sales as a percent of related revenue for the six months ended December 31, 2008 increased 1.1% compared to the same period last year primarily as a result of a higher provision for inventory obsolescence resulting from a potential obsolete product which will be replaced with a new product we are currently developing.  Additionally, the margin realized during the six months ended December 31, 2008 on the sale of Workstation 5 was lower than the margin realized on the sale of Workstation 4 during the six months ended December 31, 2007.  Workstation 5 was released in October 2007 and is the larger version of the next generation Workstation 4.

Software cost of sales as a percent of related revenue decreased approximately 4.9% compared to the same period last year.  The decrease was primarily as a result of a 33% increase in the sale of Opera suite software products compared to the same period last year.  Opera suite software products are internally developed and generate higher margins than sales of third party software.  Service costs as a percent of related revenue increased approximately 1.1% compared to the same period last year due to lower margins generally realized on Fry service revenue compared to MICROS’ service revenue.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended December 31, 2008, were 30.4%, a decrease of 2.3% compared to the same period last year.  This decrease primarily was due to our ability to manage our costs and lower share-based compensation expense compared to the same period last year.

SG&A expenses, as a percentage of revenue, for the six months ended December 31, 2008, were 31.0%, a decrease of 1.7% compared to the same period last year.  This decrease primarily was due to our ability to manage our costs and lower share-based compensation expense compared to the same period last year.

Research and Development (“R&D”) Expenses:

R&D expenses consist primarily of labor costs less capitalized software development costs.  An analysis of R&D activities is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2008	2007	2008	2007
Total R&D incurred	$10,732	$10,424	$21,327	$20,451
Capitalized software development costs	(108)	(748)	(233)	(1,359)
Total R&D expenses	$10,624	$9,676	$21,094	$19,092

% of Revenue	4.5%	4.0%	4.4%	4.1%

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended December 31, 2008 increased approximately $0.7 million to approximately $4.3 million compared to the same period last year.  The increase is primarily due to additional depreciation expense on capital expenditures since December 31, 2007 and recent acquisitions.

Depreciation and amortization expenses for the six months ended December 31, 2008 increased approximately $0.9 million to approximately $8.4 million compared to the same period last year.  The increase is primarily due to additional depreciation expense on capital expenditures since December 31, 2007 and recent acquisitions.

Share-Based Compensation Expenses:

We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.”  The estimated fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations.  In addition, for the three and six months ended December 31, 2007, non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, was also recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options vested.  The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2008	2007	2008	2007
SG&A	$3,886	$5,730	$7,411	$9,271
R&D	213	253	421	556
Total non-cash share-based compensation expense	4,099	5,983	7,832	9,827
Income tax benefit	(978)	(1,673)	(1,819)	(2,513)
Total non-cash share-based compensation expense, net of tax benefit	$3,121	$4,310	$6,013	$7,314

Impact on diluted net income per share	$0.04	$0.05	$0.08	$0.09

During the three months ended December 31, 2008 and 2007, we granted to our Chairman, President, and CEO, A.L. Giannopoulos, options to purchase 150,000 shares and 240,000 shares, respectively.  In accordance with the terms of the option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement as he is over the retirement age of 62.  Mr. Giannopoulos has not retired, but because he was over the age of 62 at the time he received the options, we recorded 100% of the non-cash share-based compensation expense related to the options granted to Mr. Giannopoulos during the three months ended December 31, 2008 and 2007.  As a result, we recorded approximately $0.8 million (approximately $0.5 million net of tax benefits or $0.01 diluted earnings per share) for the three months ended December 31, 2008 and approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) for the three months ended December 31, 2007 related to options granted to Mr. Giannopoulos.

Non-operating Income:

Net non-operating income for the three months ended December 31, 2008, was approximately $2.2 million, a decrease of approximately $1.7 million compared to the same period last year.  The decrease was due to a decline in interest income of approximately $1.2 million due to overall lower interest rates earned on cash and cash equivalents.

Net non-operating income for the six months ended December 31, 2008, was approximately $6.0 million, a decrease of approximately $1.2 million compared to the same period last year.  The decrease was due to a decrease in interest income of approximately $1.4 million due to overall lower interest rates earned on cash and cash equivalents.

Income Tax Provisions:

The effective tax rate for the three months ended December 31, 2008 and 2007 was 34.0% and 33.9%, respectively.  The effective tax rate for the six months ended December 31, 2008 and 2007 was 34.0% and 33.7%, respectively.  The effective tax rates for the three and six months ended December 31, 2008 and December 31, 2007 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities under the Internal Revenue Code.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, non-deductible foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.  The increases in tax rates as compared to the same periods last year were primarily attributable to changes in the mix of earnings from foreign jurisdictions included in our U.S. tax base and other non-deductible compensation.

We have reviewed our uncertain income tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”  We are currently under audit in certain major taxing jurisdictions, with open tax years beginning in fiscal year 1999.  It is reasonably possible to estimate that within the next 12 months we will decrease unrecognized tax benefits by approximately $2 million to $8 million due to the expiration of statutes of limitations, settlement of issues with tax authorities and other events.  Based on current estimates, this estimated decrease in unrecognized tax benefits could increase earnings by approximately $1 million to $4 million thru its impact on the effective tax rate.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Further, over the next twelve months, it is reasonably possible that our tax positions will continue to generate liabilities for unrecognized tax benefits.

Based on currently available information, we estimate that the fiscal year 2009 effective tax rate will be approximately 34%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized in accordance with the interim reporting requirements of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Recent accounting pronouncements

FSP 142-3
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010), and interim periods within those fiscal years.  We do not believe the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial position, results of operations and cash flows.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year 2010).  Historically we have not had material hedging transactions and, unless we engage in such transactions, the impact of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows will not be material.  Nevertheless, the impact of the adoption of SFAS No. 161 cannot currently be determined, as it will depend on the nature and extent of any hedging transactions, if any, that are in effect at the time of the adoption or thereafter.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition dates are on or after July 1, 2009 (our fiscal year 2010).  We are currently reviewing the impact of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS No. 160”).  This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  SFAS No. 160 is effective for business combinations for which the acquisition dates are on or after July 1, 2009 (our fiscal year 2010).  We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

We believe the following are our accounting policies and estimates that involve our more significant judgments and estimates used in the preparation of the condensed financial statements:

•	Revenue recognition and deferred revenue;
•	Allowance for doubtful accounts;
•	Inventory;
•	Investments, non-current;
•	Non-cash share-based compensation;
•	Capitalized software development costs;
•	Valuation of long-lived assets, including intangible assets and impairment review of goodwill;
•	Contingencies and litigation;
•	Income taxes; and
•	Foreign currency translation.

We have reviewed our critical accounting policies and estimates and the related disclosures with our Audit Committee.  These policies and procedures are described further in our Annual Report on Form 10-K for the year ended June 30, 2008 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

Liquidity and capital resources

Sources and Uses of Cash and Cash Equivalents

The Company’s consolidated statements of cash flows summary is as follows:

	Six Months Ended December 31,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$53,580	$66,154
Investing activities	(38,019)	6,489
Financing activities	(33,422)	263

Operating activities:
Net cash provided by operating activities for the six months ended December 31, 2008 decreased approximately $12.6 million compared to the six months ended December 31, 2007.  The decrease is primarily due to an increase in net operating assets for the six months ended December 31, 2008 compared to the same period last year, partially offset by an increase in net income of approximately $6.6 million.

Investing activities:
Net cash used in investing activities for the six months ended December 31, 2008 was approximately $38.0 million, as a result of approximately $32.7 million used for our acquisition of Fry, Inc. and approximately $8.9 million used to purchase property, plant and equipment and internally developed software to be licensed to others.  During the six months ended December 31, 2008, we redeemed approximately $3.4 million of our auction rate securities at par value.  See “Capital Resources,” below, for a discussion of our investments in auction rate securities.

Net cash provided by investing activities for the six months ended December 31, 2007 was approximately $6.5 million, primarily as a result of net proceeds from the sale of auction rate securities exceeding investments in auction rate securities by approximately $27.2 million.  We also used approximately $12.5 million substantially in connection with our acquisition of Check-in-Data AG.  Additionally, approximately $8.5 million was used to purchase property, plant and equipment and internally developed software to be licensed to others.

Financing activities:
Net cash used in financing activities for the six months ended December 31, 2008 was approximately $33.4 million, primarily due to principal payments of approximately $18.1 million on the line of credit and long-term debt that we assumed as a result of our acquisition of Fry, Inc. in August 2008.  Additionally, we used approximately $15.4 million for our stock repurchases during the period.

Net cash provided by financing activities for the six months ended December 31, 2007 was approximately $0.3 million, primarily due to proceeds from stock option exercises of approximately $19.5 million and realized tax benefits from stock option exercises of approximately $9.5 million, substantially offset by approximately $28.3 million utilized to repurchase our stock during the period.

At December 31, 2008, all cash and cash equivalents were being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.  The Company’s December 31, 2008 cash and cash equivalents’ balance had increased from its September 30, 2008 balance.

Capital Resources

At December 31, 2008, we had approximately $333.2 million in cash and cash equivalents.  Additionally, we continued to hold auction rate securities (long-term instruments with variable interest rates that are designed to periodically reset to prevailing market rates every 7 to 35 days through an auction process) with a fair value of approximately $57.5 million.  These securities are supported by student loans for which repayment is either backed by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Due to the liquidity previously provided by the interest reset mechanism and the short-term nature of our investments, we initially classified the auction rate securities as short-term investments.  Beginning in February 2008, there were insufficient bids in the auctions for these auction rate securities to establish a clearing rate, and the securities were not saleable in the auction.  As a result, the auction process no longer provided short-term liquidity and the auction rate securities have been classified as non-current investments available-for-sale as of December 31, 2008 and June 30, 2008.  We also engaged an independent valuation firm to update the valuation of the auction rate securities as of December 31, 2008.  The valuation of auction rate securities held as of December 31, 2008 reflected a further decrease in fair value of those securities of approximately $4.4 million (approximately $2.8 million, net of tax) as compared to their fair value as of June 30, 2008.  We do not believe the decrease in fair value to be other-than-temporary based on the extent to which and time during which the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and our intention and ability to hold each investment until recovery.  Based on the valuation, we have increased the temporary unrealized losses on these investments to approximately $8.5 million (approximately $5.3 million, net of tax).  We plan to continue to monitor the liquidity situation in the marketplace and the creditworthiness of our holdings and will perform periodic impairment analysis.

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit.  During the quarter ended December 31, 2008, the Credit Agreements were amended to (i) extend the expiration of the agreements from July 31, 2009 to July 31, 2010 (ii) modify or eliminate certain financial reporting requirements, and (iii) modify or eliminate certain restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.  For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate.  For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.  As of December 31, 2008, we had approximately $1.2 million outstanding under the Credit Agreements and had an additional approximately $0.4 million of the line used for guarantees.  A total of approximately $63.4 million was available for future borrowings as of December 31, 2008.  The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.2 million at the December 31, 2008 exchange rate).

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the December 31, 2008 exchange rate.)  Under the terms of this facility, we may borrow in the form of either a line of credit or term debt.  As of December 31, 2008, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the December 31, 2008 exchange rate) of the credit facility has been used for guarantees.

As of December 31, 2008, we had approximately $64.6 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the lines of credit as of December 31, 2008 was 2.3% per annum.  See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the Credit Agreements.

Except for approximately $1.2 million outstanding on the above line of credit, our only other long-term debt is approximately $0.2 million in capital lease related obligations.

We believe that our cash and cash equivalents, additional cash to be generated from operations during the foreseeable future and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future.  In light of current economic conditions generally and in light of the overall performance of the stock market in recent months, we cannot assume that funds would be available from other sources if required to fund acquisitions, or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2009 will be approximately $14 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $252.6 million and approximately $257.8 million during the six months ended December 31, 2008 and December 31, 2007, respectively.

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

In the six months ended December 31, 2008 and December 31, 2007, we transacted business in 37 currencies.

The relative currency mix for the three and six months ended December 31, 2008 and 2007 were as follows:

	% of Reported Revenue
	Three Months Ended December 31,		Six Months Ended December 31,		Exchange Rates December 31,
Revenues by currency (1):	2008	2007	2008	2007	2008	2007
United States Dollar	54%	49%	53%	50%	1.0000	1.0000
European Euro	20%	21%	21%	21%	1.3969	1.4598
British Pound Sterling	7%	10%	8%	10%	1.4593	1.9870
Australian Dollar	3%	3%	2%	2%	0.7114	0.8765
Japanese Yen	2%	1%	2%	1%	0.0110	0.0090
Swiss Franc	2%	2%	2%	2%	0.9369	0.8825
Mexican Peso	1%	2%	1%	2%	0.0729	0.0916
Canadian Dollar	1%	1%	1%	2%	0.8218	1.0063
All Other Currencies (2), (3)	10%	11%	10%	10%	0.1801	0.2054
Total	100%	100%	100%	100%

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

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in the six months ended December 31, 2008 would have affected total revenues by approximately $13.5 million, or 2.8%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

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

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  Our interest rate risk has not changed materially from June 30, 2008, and we do not currently foresee any significant changes in exposure or in how we manage this exposure in the near future.  For borrowings in U.S. currency, the Credit Agreements bear interest at higher of the federal funds rate plus 50 basis points or the prime rate.  For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.   At December 31, 2008, we had total borrowings of approximately $1.2 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.  Management believes that the fair value of the debt equals its carrying value at December 31, 2008.  Our exposure to fluctuations in interest rates will be affected by the outstanding amount under the Credit Agreements, the applicable interest rate, and any outstanding instruments to hedge exposure to interest rate risk.  As our total borrowing as of December 31, 2008 was approximately $1.2 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations and cash flows.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 14 to the condensed consolidated financial statements of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

Current market and economic conditions, and world political and economic uncertainty, make it difficult to predict whether we can achieve revenue and profitability growth over the remainder of the current fiscal year and future periods.  Economic concerns relating to liquidity, fluctuations in the stock market, vacillating oil and gas prices, and worldwide recession also directly and indirectly have a significant impact on our customers, and, accordingly, on our business.  Our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our (and, frequently, their) control, but also are difficult to predict with any accuracy.  In particular, declines in consumer spending and general recessionary conditions directly affect our primary customers, limiting their ability to purchase our systems and services.

These conditions also could affect the Company’s business directly, in that while the Company believes its cash and cash equivalents, additional cash generated from operations, and available lines of credit will be sufficient to provide working capital needs for the foreseeable future, in light of current economic conditions generally and in light of the overall performance of the stock market in recent months, the Company cannot assume that funds would be available from other sources if there were an extraordinary need for external capital.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2008, the Company held its Annual Meeting of Stockholders.  Shareholders voted on the following matters:

1.      Election of Directors - The stockholders elected the following individuals as the Company’s directors by the following vote:

Nominee	For	Vote Withheld
A.L. Giannopoulos	75,906,178	641,364
Louis M. Brown, Jr.	74,814,619	1,705,923
B. Gary Dando	76,325,019	222,523
F. Suzanne Jenniches	76,337,833	209,709
John G. Puente	75,195,691	1,351,851
Dwight S. Taylor	66,216,877	10,330,665

2.      Ratification of Appointment of Independent Registered Public Accounting Firm - The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2009 by the following vote:

For	75,622,946
Against	785,577
Abstain	139,019

3.      Amendment to the Option Plan - The stockholders approved an amendment to the Company’s Option Plan to increase the number of shares under the Option Plan by an additional 1.2 million shares by the following vote.

For	60,115,289
Against	10,316,709
Abstain	69,125
Non-vote	6,046,419

ITEM 5.	OTHER INFORMATION

On November 21, 2008, the Board of Directors of the Company authorized and directed the Company to enter into the Eleventh Amendment to the Employment Agreement between the Company and A.L. Giannopoulos, its Chairman, President, and Chief Executive Officer.  The Eleventh Amendment extends the term of the Employment Agreement an additional three years until June 30, 2014, and establishes Mr. Giannopoulos’s base salary and target bonus during that three-year period.  The foregoing summary of the changes to Mr. Giannopoulos’s Employment Agreement is qualified in its entirety by reference to the full text of the Eleventh Amendment, a copy of which was attached to and incorporated by reference the Company’s Current Report on Form 8-K, filed on November 24, 2008.

ITEM 6.	EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company (filed herewith).
10(a)
Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 24, 2008.

10(b)
First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, MSI Delaware, LLC, Micros-Fidelio Worldwide, Inc., and Jtech Communications, Inc., as Borrower, Micros-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders. (filed herewith)

10(c)
First Amendment To Credit Agreements, Dated December 11, 2008 among Micros Fidelio (Ireland) Ltd), Micros Fidelio Systems (UK) Ltd., Micros Fidelio España S.L., Micros Fidelio (Canada), Ltd., Micros Fidelio Brazil, Ltda., Micros Fidelio France S.A.S., Hospitality Technologies, S.A., Micros Fidelio Mexico S.A. de C.V., Micros Systems Holding GmbH, Micros Fidelio GmbH, Micros Fidelio Software Portugal Unipessoal LDA, Micros Fidelio (Thailand) Co., Ltd., Micros Fidelio Singapore Pte Ltd., Micros Fidelio Software (Philippines), Inc., Micros Fidelio Japan Ltd., Micros Fidelio Australia Pty. Ltd., Micros Fidelio Hong Kong, Ltd., Micros Fidelio Norway A/S, Micros Fidelio Finland Oy, Micros Fidelio Sweden, A.B., and Hotelbk, A.B., as Borrower, MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, MSI Delaware, LLC, Micros-Fidelio Worldwide, Inc., Jtech Communications, Inc., and Micros Fidelio (Ireland) Ltd.,. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders. (filed herewith)

23	Consent of Houlihan Smith & Co., Inc. (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934 (filed herewith).
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: February 5, 2009	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: February 5, 2009	/s/ Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller