Form 10-Q
period 2009-03-31
MICROS SYSTEMS INC
filed 2009-05-07
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
Commission file number 0-9993

MICROS SYSTEMS, INC.
——————————————————————
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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-t (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☐

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

YES ☐ NO ☑

As of April 30, 2009, there were issued and outstanding 80,400,968 shares of Registrant’s Common Stock, $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and nine months ended March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2009	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$383,272	$381,964
Accounts receivable, net of allowance for doubtful accounts of $29,432 at March 31, 2009 and $28,348 at June 30, 2008	173,259	192,445
Inventory, net	41,764	64,575
Deferred income taxes	19,734	18,724
Prepaid expenses and other current assets	29,799	29,737
Total current assets	647,828	687,445

Investments, non-current	56,625	65,216
Property, plant and equipment, net of accumulated depreciation and amortization of $81,331 at March 31, 2009 and $78,505 at June 30, 2008	30,541	29,165
Deferred income taxes, non-current	8,583	7,108
Goodwill	186,360	159,722
Intangible assets, net of accumulated amortization of $9,475 at March 31, 2009 and $7,401 at June 30, 2008	18,899	16,168
Purchased and internally developed software costs, net of accumulated amortization of $62,851 at March 31, 2009 and $61,691 at June 30, 2008	27,490	30,846
Other assets	6,742	7,336
Total assets	$983,068	$1,003,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,061	$989
Accounts payable	33,520	46,843
Accrued expenses and other current liabilities	106,677	124,913
Income taxes payable	9,911	6,363
Deferred revenue	125,119	115,398
Total current liabilities	276,288	294,506

Income taxes payable, non-current	16,339	18,302
Deferred income taxes, non-current	2,002	2,181
Other non-current liabilities	8,425	8,103
Total liabilities	303,054	323,092

Minority interests and minority ownership put arrangement	6,761	6,898
Commitments and contingencies (Note 14)

Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 80,384 shares at March 31, 2009 and 80,898 shares at June 30, 2008	502	506
Capital in excess of par	128,594	131,517
Retained earnings	555,546	480,777
Accumulated other comprehensive (loss) income	(11,389)	60,216
Total shareholders' equity	673,253	673,016

Total liabilities and shareholders' equity	$983,068	$1,003,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue:
Hardware	$42,757	$65,289	$162,596	$197,384
Software	28,322	37,910	104,094	113,278
Services	134,587	133,988	420,980	386,958
Total revenue	205,666	237,187	687,670	697,620

Cost of sales:
Hardware	26,284	42,882	104,099	127,105
Software	6,565	7,648	20,963	25,671
Services	61,767	62,398	199,090	180,783
Total cost of sales	94,616	112,928	324,152	333,559

Gross margin	111,050	124,259	363,518	364,061

Selling, general and administrative expenses	64,349	75,838	213,545	226,593
Research and development expenses	10,260	10,382	31,355	29,474
Depreciation and amortization	4,189	3,280	12,567	10,755
Total operating expenses	78,798	89,500	257,467	266,822

Income from operations	32,252	34,759	106,051	97,239

Non-operating income (expense):
Interest income	1,696	4,226	7,514	11,472
Interest expense	(535)	(29)	(817)	(197)
Other income (expense), net	107	(868)	527	(771)
Total non-operating income, net	1,268	3,329	7,224	10,504

Income before taxes, minority interests and equity in net earnings of affiliates	33,520	38,088	113,275	107,743
Income tax provision	9,888	12,378	37,005	35,862
Income before minority interests and equity in net earnings of affiliates	23,632	25,710	76,270	71,881
Minority interests and equity in net earnings of affiliates, net of taxes	(279)	(564)	(962)	(1,342)
Net income (1)	$23,353	$25,146	$75,308	$70,539

Net income per common share (1):
Basic	$0.29	$0.31	$0.93	$0.86
Diluted	$0.29	$0.30	$0.92	$0.84

Weighted-average number of shares outstanding:
Basic	80,382	81,368	80,499	81,655
Diluted	81,047	83,174	81,449	83,532

(1) See Note 9, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2009	2008
Net cash flows provided by operating activities	$116,941	$129,263

Cash flows provided by investing activities:
Net cash paid for acquisitions	(32,701)	(12,858)
Purchases of property, plant and equipment	(10,437)	(10,188)
Internally developed software	(702)	(1,759)
Disposal of property, plant and equipment	215	527
Purchases of investments	-	(610,650)
Proceeds from sales of investments	4,025	627,950
Net cash flows used in investing activities	(39,600)	(6,978)

Cash flows provided by financing activities:
Principal payments on line of credit and long-term debt related to an acquisition	(18,124)	-
Repurchases of stock	(15,431)	(53,499)
Proceeds from stock option exercises	1,395	27,111
Realized tax benefits from stock option exercises	84	11,117
Other	(1,634)	(2,403)
Net cash flows used in financing activities	(33,710)	(17,674)

Effect of exchange rate changes on cash and cash equivalents	(42,323)	27,489

Net increase in cash and cash equivalents	1,308	132,100

Cash and cash equivalents at beginning of year	381,964	242,702
Cash and cash equivalents at end of period	$383,272	$374,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive
	Shares	Amount	of Par	Earnings	Income (Loss)	Total
Balance, June 30, 2008	80,898	$506	$131,517	$480,777	$60,216	$673,016
Comprehensive income (loss):
Net income	-	-	-	75,308	-	75,308
Foreign currency translation adjustments, net of tax					(68,746)	(68,746)
Changes in unrealized losses on non-current investments, net of tax					(2,859)	(2,859)
Total comprehensive income						3,703
Minority interest put arrangement	-	-	-	(539)	-	(539)
Share-based compensation	-	-	11,018	-	-	11,018
Stock issued upon exercise of options	81	-	1,395	-	-	1,395
Repurchases of stock	(595)	(4)	(15,427)	-	-	(15,431)
Income tax benefit from options exercised	-	-	91	-	-	91
Balance, March 31, 2009	80,384	$502	$128,594	$555,546	$(11,389)	$673,253

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.

All references to share data in the accompanying condensed consolidated financial statements and throughout these notes have been retroactively adjusted to reflect the February 2008 two-for-one stock split.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.     Acquisitions
During August 2008, the Company acquired Fry, Inc. (“Fry”), an e-commerce design, development and managed services provider headquartered in Ann Arbor, Michigan, for a total cash purchase price of approximately $32.7 million, net of cash acquired. The Company also assumed debt of approximately $18.1 million, which was paid off immediately after the acquisition. Approximately $6.0 million of the total purchase price is currently held in escrow and, if specified claims against Fry arise, such amounts may be used to satisfy these claims. Any amounts then remaining after the satisfaction of any such claims will be paid in two installments, at 12 and 18 months after closing. The selling Fry shareholders are eligible to earn up to an additional $17 million in earn out payments over the next approximately two year period following closing, which are payable based upon achievement of specified financial targets. As of March 31, 2009, the Company has accrued approximately $4.5 million payable to selling Fry shareholders for meeting the initial set of specified financial targets, and will pay that amount during the quarter ended June 30, 2009. In connection with the acquisition, the Company recorded goodwill of approximately $39.1 million, intangible assets of approximately $7.0 million, and capitalized software of approximately $4.7 million. The acquisition of Fry has been included in the Company’s results since the acquisition date. The pro forma effect of this acquisition is not material to the consolidated financial position and results of operations presented herein.

3.     Inventory
The components of inventory are as follows:

(in thousands)	March 31, 2009	June 30, 2008
Raw materials	$3,603	$5,521
Work-in-process	6	21
Finished goods	38,155	59,033
Total inventory	$41,764	$64,575

The Company maintained a reserve for inventory obsolescence of approximately $10.4 million at March 31, 2009, compared to approximately $11.5 million at June 30, 2008. During the three months ended March 31, 2009 and March 31, 2008, the Company reserved approximately $0.4 million and approximately $0.6 million, respectively. During the nine months ended March 31, 2009 and March 31, 2008, the Company reserved approximately $2.1 million and approximately $1.7 million, respectively. All reserves related to potentially obsolete and slow moving products. As of March 31, 2009, foreign currency translation decreased the reserve for inventory obsolescence by approximately $1.7 million as compared to June 30, 2008.

4.     Investments, non-current
As of March 31, 2009, the Company continued to hold auction rate securities that were classified as available for sale, investments, non-current. These investments were classified as non-current, because, beginning February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate. As a result, the securities were not saleable in the auction, thereby no longer providing short-term liquidity. In the absence of a liquid market or a negotiated sales transaction, the Company engaged an independent valuation firm to update the valuation of its auction rate securities as of March 31, 2009. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed. Based on the fair value determination described below in Note 5 - Fair value measurements, the fair value of the auction rate securities held as of March 31, 2009 decreased compared to the cost and the fair value of the securities as of June 30, 2008. Accordingly, the Company has recorded temporary unrealized losses on these investments of approximately $8.8 million (approximately $5.5 million, net of tax). These amounts are recorded in the other comprehensive income component of stockholders’ equity as of March 31, 2009.

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

The Company’s investments in auction rate securities, classified as investments, non-current, were its only Level 3 assets. The Company engaged an independent valuation firm to update the valuation of its auction rate securities as of March 31, 2009. The Company’s valuation methodology for investments was a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed. The valuation was prepared in accordance with FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which the FASB issued in October 2008. FSP No. 157-3 clarified the application of SFAS No. 157 in determining the fair value of an asset where the market for that asset is not active.

The Company reviews impairments in accordance with Emerging Issues Task Force Issue No. 03-1 and FSP No. 115-1 and FAS No. 124-1, each of which is titled “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. Unrealized losses are recognized in the statement of operations when a decline in fair value is determined to be other-than-temporary. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in classifying the impairment include the credit quality of the underlying security, the extent to which and time period during which the fair value of each investment has been below cost, the expected holding or recovery period for each investment, the Company’s intent and ability to hold each investment until recovery and the existence of any evidence of default by the issuer. Based on its review, the Company determined that its investments in auction rate securities were impaired and also determined that the impairment was temporary. The Company plans to continue to monitor the liquidity of its auction rate securities in the marketplace and the creditworthiness of the entities supporting the obligations under these securities, and will perform another impairment analysis as of the Company’s fiscal year-end. If, as a result of its analysis, the Company determines that the decline in fair value of the auction rate securities is other-than-temporary, the Company will recognize the impairment as a loss in its consolidated statement of operations.

The financial assets and liabilities accounted for at fair value as of March 31, 2009 were as follows (does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value):

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$290,699	$-	$-	$290,699
Investments, non-current:
Auction rate securities	-	-	56,625	56,625
Balance at March 31, 2009	$290,699	$-	$56,625	$347,324

(1) Cash equivalents consisted primarily of certificates of deposit, in addition to money market funds and overnight repurchase agreements.

A reconciliation of changes in the fair value of investments, non-current, classified as Level 3, and the related unrealized losses included in other comprehensive income was as follows:

(in thousands)	Cost	Temporary Unrealized Loss	Fair Value
Balance at June 30, 2008	$69,450	$(4,234)	$65,216
Changes in unrealized losses related to investments	-	676	676
Redemption	(3,375)	145	(3,230)
Balance at September 30, 2008	66,075	(3,413)	62,662
Changes in unrealized losses related to investments	-	(5,121)	(5,121)
Balance at December 31, 2008	66,075	(8,534)	57,541
Changes in unrealized losses related to investments	-	(358)	(358)
Redemption	(650)	92	(558)
Balance at March 31, 2009	$65,425	$(8,800)	$56,625

During the nine months ended March 31, 2009, the Company redeemed approximately $4.0 million of its auction rate securities at their par value. The Company recognized no gains or losses related to the sale or partial redemption of its investments in auction rate securities during the nine months ended March 31, 2009 and 2008.

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

7.     Other comprehensive income (loss)
The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Net income	$23,353	$25,146	$75,308	$70,539
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,029)	20,865	(68,746)	37,252
Unrealized loss on non-current investments	(167)	—	(2,859)	—
Amortization of prior year pension costs	—	160	—	486
Total comprehensive income	$7,157	$46,171	$3,703	$108,277

The foreign currency translation adjustments of approximately $16.0 million (unfavorable) and approximately $20.9 million (favorable) for the three months ended March 31, 2009 and 2008, respectively, and approximately $68.7 million (unfavorable) and approximately $37.3 million (favorable) for the nine months ended March 31, 2009 and 2008, respectively, were due to foreign currency exchange rate fluctuations, mainly between the U.S. dollar and the Euro, and between the British pound sterling and the U.S. dollar. The Euro has suffered approximately a 16% devaluation against the dollar since June 30, 2008 and a 5% devaluation since December 31, 2008. The British pound sterling has suffered approximately a 28% devaluation against the U.S. dollar since June 30, 2008, and a 2% devaluation since December 31, 2008. Approximately $306.4 million and $40.7 million of the Company’s net assets at March 31, 2009 are denominated in Euros and British pound sterling, respectively.

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

As of March 31, 2009, the Company had approximately $1.1 million outstanding under the Credit Agreements and has applied approximately an additional $0.4 million to guarantees. A total of approximately $63.5 million was available for future borrowings as of March 31, 2009. The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.1 million at the March 31, 2009 exchange rate).

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2009 exchange rate.) Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.1 million at the March 31, 2009 exchange rate) of the credit facility has been applied to guarantees.

As of March 31, 2009, the Company had approximately $64.7 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2009 was 2.3% per annum.

9.     Share-based compensation
The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees. With respect to directors, the Company’s policy and practice during the relevant period was that only those directors who are employees of the Company were eligible to receive options. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule whereby one-third of the options vest upon the first anniversary of the grant, the second third of the options vest upon the second anniversary of the grant, and the final third of the options vest upon the third anniversary of the grant. All outstanding options expire ten years from the date of grant. Since the inception of the stock option plan in 1991, the Company has authorized 35.2 million shares for issuance upon exercise of options, of which approximately 3.2 million shares are available for future grants as of March 31, 2009. On that date, options to purchase approximately 7.3 million shares were outstanding, including currently exercisable options to purchase approximately 5.0 million shares.

The Company accounts for its option awards in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of option awards is measured as of the date of grant, and non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statements of operations. In addition, for the three and nine months ended March 31, 2008, non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures were also recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options vested.

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Selling, general and administrative	$2,953	$3,373	$10,364	$12,645
Research and development	233	243	654	799
Total non-cash share-based compensation expense	3,186	3,616	11,018	13,444
Income tax benefit	(825)	(801)	(2,644)	(3,315)
Total non-cash share-based compensation expense, net of tax benefit	$2,361	$2,815	$8,374	$10,129

Impact on diluted net income per share	$0.03	$0.04	$0.10	$0.13

During the three months ended December 31, 2008 and 2007, the Company granted to the Company’s Chairman, President, and CEO, A.L. Giannopoulos, options to purchase 150,000 shares and 240,000 shares, respectively. In accordance with the terms of the option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement as he is over the retirement age of 62. Mr. Giannopoulos has not retired, but because he was over the age of 62 at the time he received the options, the Company recorded 100% of the non-cash share-based compensation expense related to the options granted to Mr. Giannopoulos during the three months ended December 31, 2008 and 2007. As a result, the Company recorded approximately $0.8 million (approximately $0.5 million net of tax benefits or $0.01 diluted earnings per share) for the nine months ended March 31, 2009 and approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) for the nine months ended March 31, 2008 related to options granted to Mr. Giannopoulos.

No compensation expense was capitalized for the three and nine months ended March 31, 2009 and 2008 because no stock options were granted to employees whose labor costs were capitalized as software development costs.

As of March 31, 2009, there was approximately $15.7 million in non-cash share-based compensation costs related to non-vested awards not yet recognized in the Company’s consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.9 years.

10.   Net income per share
Basic net income per common share was computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding. Diluted net income per share included the dilutive effect of stock options. A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2009	2008	2009	2008
Net income	$23,353	$25,146	$75,308	$70,539
Effect of minority put arrangement	(181)	(153)	(539)	(480)
Net income available to common shareholders	$23,172	$24,993	$74,769	$70,059

Average number of common shares outstanding	80,382	81,368	80,499	81,655
Dilutive effect of outstanding stock options	665	1,806	950	1,877
Average number of common shares outstanding assuming dilution	81,047	83,174	81,449	83,532

Basic net income per share	$0.29	$0.31	$0.93	$0.86
Diluted net income per share	$0.29	$0.30	$0.92	$0.84

Anti-dilutive weighted average number of shares excluded from reconciliation	5,664	1,340	4,077	1,030

Net income for the three months ended March 31, 2009 and 2008 reflects approximately $3.2 million ($2.4 million, net of tax) and $3.6 million ($2.8 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.03 and $0.04 per share for the three months ended March 31, 2009 and March 31, 2008, respectively.

Net income for the nine months ended March 31, 2009 and 2008 reflects approximately $11.0 million ($8.4 million, net of tax) and $13.4 million ($10.1 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share by $0.10 and $0.13 per share for the nine months ended March 31, 2009 and March 31, 2008, respectively.

11.   Recent accounting pronouncements

FSP 157-4
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased when compared to normal activity for the asset or liability, further analysis of transactions or price quotations is needed and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP also reaffirms the fair value measurement objective promulgated under FAS 157, “Fair Value Measurements,” namely, to measure the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants under market conditions at the measurement date. This FSP is effective for interim and annual periods ending after June 15, 2009 (the Company’s fiscal year ending June 30, 2009). The Company does not believe the adoption of FSP 157-4 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

FSP 115-2 and FSP 124-2
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to provide guidance for assessing whether an impairment of a debt security is other than temporary and requires additional disclosures with respect to both debt and equity securities. This FSP is effective for reporting periods ending after June 15, 2009. The Company is currently reviewing the impact of the adoption of FSP 115-2 and FSP 124-2 on the Company’s consolidated financial position, results of operations and cash flows.

FSP 107-1 and APB 28-1
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amend SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require publicly-traded companies to include disclosures about fair value of financial instruments in summarized financial information for interim reporting periods as well as in annual financial statements. This FSP is effective for reporting periods ending after June 15, 2009. The Company does not believe the adoption of FSP 107-1 and APB 28-1 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

FSP 142-3
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year ending June 30, 2010), and interim periods within those fiscal years. The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year ending June 30, 2010). Historically the Company has not had material hedging transactions and unless the Company engages in such transactions, the impact of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows will not be material. Nevertheless, the impact of the adoption of SFAS No. 161 cannot currently be determined, as it will depend on the nature and extent of any hedging transactions, if any, that are in effect at the time of the adoption or thereafter.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first fiscal year beginning on or after December 15, 2008 (the Company’s fiscal year ending June 30, 2010). The Company is currently reviewing the impact of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ending June 30, 2010). The Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

A summary of the Company’s reportable segments was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Revenue(1):
U.S.	$104,456	$107,891	$338,235	$316,385
International	144,630	184,462	494,650	533,461
Intersegment eliminations	(43,420)	(55,166)	(145,215)	(152,226)
Total revenue	$205,666	$237,187	$687,670	$697,620

Income before taxes, minority interests and equity in net earnings of affiliates(1):
U.S.	$13,648	$13,994	$39,911	$32,156
International	56,152	68,681	192,659	199,178
Intersegment eliminations	(36,280)	(44,587)	(119,295)	(123,591)
Total income before taxes, minority interests and equity in net earnings of affiliates	$33,520	$38,088	$113,275	$107,743

	As of
(in thousands)	March 31, 2009	June 30, 2008
Identifiable assets (2):
U.S.	$478,047	$466,028
International	505,021	536,978
Total identifiable assets	$983,068	$1,003,006

(1)	Amounts are based on the location of the selling entity, and include export sales.
(2)	Amounts are based on the physical location of the asset.

13.   Shareholders’ equity
During the period from fiscal year 2002 through fiscal year 2007, the Board of Directors authorized the purchase of up to an aggregate of 10 million shares of the Company’s common stock. The Company completed the repurchases of 10 million shares as of July 2008. On July 9, 2008, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management. The Company has incurred an aggregate of approximately $0.2 million in fees related to all stock repurchases. As of March 31, 2009, approximately 1.5 million additional shares may be repurchased under the most recent authorization.

The following table provides a summary of the cumulative number of shares purchased since the inception of the current repurchase program through March 31, 2009, plus the shares purchased under the previous repurchase programs. All repurchased shares reverted to the status of authorized but unissued shares.

	Number of Shares	Purchase Price per Share	Total Price Paid (in thousands)
Total shares purchased as of June 30, 2008	9,862,500	$18.82	$185,587
July 1, 2008 – March 31, 2009	594,900	$25.94	15,431

Total shares purchased as of March 31, 2009	10,457,400	$19.22	$201,018

14.   Contingencies
In Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”), the Company provided disclosure regarding a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al. Although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are its customers, based on the terms of its contracts with those customers. The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions. The defendants include approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.  The Company is currently providing indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers. As of March 31, 2009, the Company’s estimated indemnity obligation is not material, and through March 31, 2009, the Company’s legal fees with respect to indemnity coverage for this matter have not been material. The case had been stayed pending the completion of the United States Patent and Trademark Office’s reexamination of the plaintiff’s patent that is the subject of the lawsuit. On April 24, 2009, the United States Patent and Trademark Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate indicating the withdrawal of its prior rejection of the claims of the patent and the confirmation of such claims. As a result of this action, it is likely that the court-ordered stay of the case will eventually be lifted, and the litigation will proceed. Nevertheless, the Company continues to believe, based on currently available information, that its products do not infringe upon the patent and will vigorously defend the action.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC. The case is styled Heartland Payment Systems, Inc. v. MICROS Systems, Inc., et al. In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws. Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS point-of-sale software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services. Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief. The Company and the other defendants have filed answers to the complaint, in which the Company and the other defendants have denied all material allegations, and the Company has asserted counterclaims, alleging that Heartland has engaged in tortious activity by defaming and libeling the Company, and by improperly interfering with the Company’s customer contracts and customer relationships. Heartland has filed answers to the counterclaims denying all material allegations. The case is currently in the discovery phase, and no trial date has been set in this matter. There were no material developments to this proceeding during the three-month period ended March 31, 2009.

In Part I, Item 3 of the Form 10-K, the Company also provided disclosure regarding two consolidated cases pending in the Court of Common Pleas of Allegheny County, Pennsylvania, styled Roth Cash Register v. MICROS Systems, Inc., et al., and Shenango Systems Solutions v. MICROS Systems, Inc., et al. On May 22, 2008, a jury returned a combined verdict of $7.5 million against the Company in those actions.  The cases initially were filed in 2000, and the complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. There are, however, no other litigation matters relating to the restructuring of the dealer channel in the year 2000. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. Following the jury verdict, the Company moved for judgment notwithstanding the verdict and for a new trial, and the plaintiffs also moved for judgment notwithstanding the verdict and for a new trial. On December 23, 2008, the Court denied all of the motions. On December 30, 2008, the plaintiffs filed praecipes for entry of judgment on the verdicts. The Company filed its notices of appeal on January 27, 2009. On February 3, 2009, both plaintiffs filed notices of cross appeal. There were no other material developments to this proceeding during the three-month period ended March 31, 2009. The Company has established only an immaterial reserve for any potential liability relating to these matters, as the Company believes that it has raised and can present strong points through appeal, and therefore that an unfavorable outcome in these cases is not probable. However, even if the verdicts were not reversed or reduced as a result of the post-trial motions or any subsequent appeals, payments of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

We are a leading worldwide designer, manufacturer, marketer, and servicer of software and systems for the global hospitality industry (including, e.g., hotels and restaurants) and the specialty retail industry. In addition to our software and hardware products, we offer an extensive array of related services to our customers, including, e.g., implementation, training, and support. We distribute our products and services directly and through our domestic branch offices and our international subsidiary offices, as well as indirectly (both domestically and internationally) through a network of independent dealers and distributors.

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

We have been and continue to be adversely affected by the current global recession. We believe that weakened consumer spending, coupled with difficulties in obtaining credit (including the cost of credit) have negatively affected our customers’ abilities to acquire or open new hospitality and retail venues, and also limit their willingness and ability to make significant capital expenditures on new systems and system upgrades. In light of the very challenging and uncertain conditions, we continue to implement actions to enhance our liquidity and maintain a solid balance sheet. Several of these actions are as follows: (i) reducing certain discretionary expenses; (ii) reducing certain rates for third party contractors; (iii) tactically implementing headcount reductions in certain departments; and (iv) tactically implementing hiring freezes in certain departments.

Forward-looking statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 and in Part II, Item 1A, “Risk Factors” in this report.

Examples of such forward-looking statements include:

•	Our assumptions regarding the materiality of any subsequent adjustments to the purchase price of our acquisitions during the relevant period;
•	Our expectations regarding the effect of the adoption of various accounting pronouncements;
•	Our expectations regarding the impact of competition on product and service margins;
•	Our statements regarding the effects of Euro fluctuations (and other currency fluctuations) on our financial performance;
•	Our expectation that customers with which we do the largest amount of business will change from period to period;
•	Our belief that our reserve against future indemnity expenditures will be sufficient;

•	Our belief that any liability from ongoing legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position or cash flows;
•	Our expectations regarding the future course of the three legal proceedings described in this report;
•	Our statements about the effects of larger customer orders on our quarterly earnings and revenues;
•	Our statements regarding the costs associated with maintaining compliance with applicable legal, financial, and industry requirements and standards;
•	Our beliefs regarding the effects on our results of operations or financial position of any current legal proceedings in which we may be involved;
•	Our expectations regarding effective tax rates in future periods, and the effects of tax audits in certain jurisdictions;
•	Our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	Our beliefs regarding impairment of our investments in auction rate securities, and our intention and ability to retain those investments under current market conditions;
•	Our expectations regarding our exposure to interest rate risk; and
•	Our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk.

Results of Operations

The results of our operations were adversely affected by the strengthening of U.S. dollar against foreign currencies as 52% of our total revenue for the nine months ended March 31, 2009 was generated by our international segment. The results were also adversely affected by a slow down in demand from our customers which we believe was due to the uncertainties arising from the current U.S. and global economic conditions. All references to share data in this Item 2 have been adjusted to reflect the two-for-one stock split effected on February 5, 2008.

Revenue:

Three Months Ended March 31, 2009:

An analysis of the sales mix by reportable segments was as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended March 31,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$24,358	$32,813	$18,399	$32,476	$42,757	$65,289
Software	11,458	14,189	16,864	23,721	28,322	37,910
Service	66,445	57,830	68,142	76,158	134,587	133,988
	$102,261	$104,832	$103,405	$132,355	$205,666	$237,187

An analysis of the total sales mix as a percent of total revenue was as follows:

	Three Months Ended March 31,
	2009	2008
Hardware	20.8%	27.5%
Software	13.8%	16.0%
Service	65.4%	56.5%
	100.0%	100.0%

For the three months ended March 31, 2009, total revenue was approximately $205.7 million, a decrease of approximately $31.5 million, or 13.3% compared to the same period last year due to the following:
• The unfavorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, negatively affected total revenue by approximately $21.3 million;
• Hardware and software revenue, without giving effect to currency translation, decreased by 29% and 16%, respectively, compared to the same period last year. We believe these decreases were due to a slow down in demand from our customers as a result of the adverse U.S. and global economic conditions.
• The decreases noted above were offset partially by additional services revenue generated by Fry, a company which we acquired in August 2008.

The international segment revenue for the three months ended March 31, 2009 decreased by approximately $29.0 million compared to the same period last year. The unfavorable foreign currency exchange rate fluctuations negatively affected international segment revenue by approximately $21.3 million. Without giving effect to currency translation, hardware revenue decreased 32% and software revenue decreased 14%, respectively, compared to the same period last year. As stated above, we believe these decreases excluding the impact of foreign currency exchange rate fluctuations were due to a slowdown in demand from our customers because of the adverse U.S. and global economic conditions. These decreases were partially offset by an 8% increase in overall services revenue, without giving effect to foreign currency translation, compared to the same period last year, which was due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customer (primarily through purchase of additional services).

U.S. segment revenue decreased approximately $2.6 million for the three months ended March 31, 2009 compared to the same period last year. The decrease in U.S. segment revenue was due primarily to a 26% decrease in hardware revenue and 19% decrease in software revenue, both compared to the same period last year. These decreases were substantially offset by additional services revenue generated as a result of the acquisition of Fry in August 2008 and an overall increase in services revenue which was due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services). We believe the decreases in hardware and software revenues were due to a slowdown in demand from our customers because of the uncertainties arising from the overall current U.S. and global economic conditions.

Nine months ended March 31, 2009:

An analysis of the sales mix by reportable segments was as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Nine Months Ended March 31,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$86,026	$99,292	$76,570	$98,092	$162,596	$197,384
Software	38,668	43,847	65,426	69,431	104,094	113,278
Service	206,934	164,283	214,046	222,675	420,980	386,958
	$331,628	$307,422	$356,042	$390,198	$687,670	$697,620

An analysis of the total sales mix as a percent of total revenue was as follows:

	Nine Months Ended March 31,
	2009	2008
Hardware	23.7%	28.3%
Software	15.1%	16.2%
Service	61.2%	55.5%
	100.0%	100.0%

For the nine months ended March 31, 2009, total revenue was approximately $687.7 million, a decrease of approximately $10.0 million, or 1.4% compared to the same period last year due to the following:
• The unfavorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, negatively affected total revenue by approximately $36.6 million;
• Hardware and software revenues, without giving effect to foreign currency translation, decreased by 14% and 2%, respectively, compared to the same period last year. We believe these decreases were due to a slow down in demand from our customers because of adverse U.S. and global economic conditions.
• The decreases described above were offset partially by additional services revenue generated by Fry, a company we acquired in August 2008. Additionally, overall services revenue, without giving effect to foreign currency translation and Fry, increased by 6% due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).

The international segment revenue for the nine months ended March 31, 2009 decreased by approximately $34.2 million compared to the same period last year. The unfavorable foreign currency exchange rate fluctuations negatively affected total revenue by approximately $36.6 million. Services revenue, without giving effect to foreign currency translation, increased 6% and software revenue, also without giving effect to foreign currency translation, increased 4%, both compared to the same period last year. The increase in service revenue was due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services). The increases in services and software revenue were partially offset by a 14% decrease (without giving effect to foreign currency translation) in hardware revenue. As stated above, we believe the decrease in hardware revenue was due to a slowdown in demand from our customers because of adverse U.S. and global economic conditions.

U.S. segment revenue increased approximately $24.2 million for the nine months ended March 31, 2009 compared to the same period last year. The increase was primarily the result of additional services revenue generated as a result of the acquisition of Fry in August 2008 and the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services). This increase was partially offset by 13% decrease in hardware and 12% decrease in software revenues, both compared to the same period last year. We believe these decreases were due to a slowdown in demand from our customers because of adverse U.S. and global economic conditions.

Cost of Sales:

Three Months Ended March 31, 2009:

An analysis of the cost of sales was as follows:

	Three Months Ended March 31,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$26,284	61.5%	$42,882	65.7%
Software	6,565	23.2%	7,648	20.2%
Service	61,767	45.9%	62,398	46.6%
	$94,616	46.0%	$112,928	47.6%

For the three months ended March 31, 2009 and 2008, cost of sales as a percent of revenue were 46.0% and 47.6%, respectively. Hardware cost of sales as a percent of related revenue for the three months ended March 31, 2009 decreased 4.2% compared to the same period last year primarily as a result of a decrease in freight costs, and an overall improvement in margins on substantially all hardware product sales.

Software cost of sales as a percent of related revenue increased approximately 3.0% compared to the same period last year primarily as a result of (1) an unfavorable change in sales mix, (2) lower margin realized on third party software sales compared to same period last year, and (3) an increase in capitalized software amortization expense as a percent of software. These increases in software costs were partially offset by a 10% increase in the sale of Opera suite software products compared to the same period last year. Sales of Opera suite software products (and other internally developed software applications) generally generate higher margins than sales of third party software.

Service costs as a percent of related revenue decreased approximately 0.7% compared to the same period last year due to lower travel costs, substantially offset by lower margin realized on Fry services revenue compared to MICROS’ services revenue, excluding Fry.

Nine months ended March 31, 2009:

An analysis of the cost of sales was as follows:

	Nine Months Ended March 31,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Costs of Sales	% of Related Revenue
Hardware	$104,099	64.0%	$127,105	64.4%
Software	20,963	20.1%	25,671	22.7%
Service	199,090	47.3%	180,783	46.7%
	$324,152	47.1%	$333,559	47.8%

For the nine months ended March 31, 2009 and 2008, cost of sales as a percent of revenue were 47.1% and 47.8%, respectively. Hardware cost of sales as a percent of related revenue for the nine months ended March 31, 2009 decreased 0.4% compared to the same period last year primarily as a result of a decrease in freight costs, partially offset by lower margin realized on the combined sale of Workstation 4 and Workstation 5 during the nine months ended March 31, 2009 compared to the same period last year. Workstation 5 was released in October 2007 and is the larger version of the Workstation 4.

Software cost of sales as a percent of related revenue decreased approximately 2.6% compared to the same period last year. The decrease in the software cost of sales was primarily as a result of a 25% increase in the sale of Opera suite software products compared to the same period last year. Sales of Opera suite software products (and other internally developed software applications) generally generate higher margins than sales of third party software.

Service costs as a percent of related revenue increased approximately 0.6% compared to the same period last year due to lower margins generally realized on Fry services revenue compared to MICROS’ services revenue, excluding Fry.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended March 31, 2009, were 31.3%, a decrease of 0.7% compared to the same period last year. This decrease was primarily due to our ability to manage our variable costs, partially offset by unfavorable leveraging of fixed costs as a result of lower revenue during the three months ended March 31, 2009 compared to same period last year.

SG&A expenses, as a percentage of revenue, for the nine months ended March 31, 2009, were 31.1%, a decrease of 1.4% compared to the same period last year. This decrease primarily was due to our ability to manage our variable costs and lower share-based compensation expense compared to the same period last year.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs. An analysis of R&D activities is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Total R&D incurred	$10,729	$10,782	$32,057	$31,233
Capitalized software development costs	(469)	(400)	(702)	(1,759)
Total R&D expenses	$10,260	$10,382	$31,355	$29,474

% of Revenue	5.0%	4.4%	4.6%	4.2%

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended March 31, 2009 increased approximately $0.9 million to approximately $4.2 million compared to the same period last year. The increase was primarily due to additional depreciation expense incurred on capital expenditures made since March 31, 2008 and the acquisition of Fry.

Depreciation and amortization expenses for the nine months ended March 31, 2009 increased approximately $1.8 million to approximately $12.6 million compared to the same period last year. The increase was primarily due to additional depreciation expense incurred on capital expenditures made since March 31, 2008 and the recent acquisition of Fry.

Share-Based Compensation Expenses:

We account for our option awards in accordance with SFAS No. 123(R), “Share-Based Payment.” The estimated fair value of awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e., vesting) period of options in the consolidated statements of operations. In addition, for the three and nine months ended March 31, 2008, non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, also were recognized for the non-vested portion of awards that were granted before the effective date of SFAS No. 123(R) as those options vested. The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2009	2008	2009	2008
SG&A	$2,953	$3,373	$10,364	$12,645
R&D	233	243	654	799
Total non-cash share-based compensation expense	3,186	3,616	11,018	13,444
Income tax benefit	(825)	(801)	(2,644)	(3,315)
Total non-cash share-based compensation expense, net of tax benefit	$2,361	$2,815	$8,374	$10,129

Impact on diluted net income per share	$0.03	$0.04	$0.10	$0.13

During the three months ended December 31, 2008 and 2007, we granted to our Chairman, President, and CEO, A.L. Giannopoulos, options to purchase 150,000 shares and 240,000 shares, respectively. In accordance with the terms of the option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement as he is over the retirement age of 62. Mr. Giannopoulos has not retired, but because he was over the age of 62 at the time he received the options, we recorded 100% of the non-cash share-based compensation expense related to the options granted to Mr. Giannopoulos during the nine months ended March 31, 2009 and 2008. As a result, we recorded approximately $0.8 million (approximately $0.5 million net of tax benefits or $0.01 diluted earnings per share) for the nine months ended March 31, 2009 and approximately $3.2 million (approximately $2.0 million net of tax benefits or $0.02 diluted earnings per share) for the nine months ended March 31, 2008 related to options granted to Mr. Giannopoulos.

Non-operating Income:

Net non-operating income for the three months ended March 31, 2009, was approximately $1.3 million, a decrease of approximately $2.1 million compared to the same period last year. The decrease was due to a decline in interest income of approximately $2.5 million due to overall lower interest rates earned on cash and cash equivalents.

Net non-operating income for the nine months ended March 31, 2009, was approximately $7.2 million, a decrease of approximately $3.3 million compared to the same period last year. The decrease was due to a decrease in interest income of approximately $4.0 million due to overall lower interest rates earned on cash and cash equivalents.

Income Tax Provisions:

The effective tax rate for the three months ended March 31, 2009 and 2008 was 29.5% and 32.5%, respectively. The effective tax rate for the nine months ended March 31, 2009 and 2008 was 32.7% and 33.3%, respectively. The effective tax rates for the three and nine months ended March 31, 2009 and March 31, 2008 were less than the 35.0% U.S. statutory federal income tax rate primarily due to decreases in certain unrecognized tax positions as a result of the expiration of statutes of limitations, the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., and from the phase-in of the deduction for domestic production activities under the Internal Revenue Code.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, non-deductible foreign withholding taxes and the inclusion of foreign income in our U.S. tax base. The decreases in tax rates as compared to the same periods last year were primarily attributable to decreases of certain unrecognized tax positions as a result of the expiration of statutes of limitations, changes in the mix of earnings from foreign jurisdictions included in our U.S. tax base and other non-deductible compensation.

We have reviewed our uncertain income tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” We are currently under audit in certain major taxing jurisdictions, with open tax years beginning in fiscal year 1999.  It is reasonably possible to estimate that within the next 12 months we will decrease unrecognized tax benefits by approximately $1 million to $6 million due to the expiration of statutes of limitations, settlement of issues with tax authorities and other events. Based on current estimates, this estimated decrease in unrecognized tax benefits could increase earnings by approximately $0.5 million to $2 million as a result of its impact on the effective tax rate. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Further, over the next twelve months, it is reasonably possible that our tax positions will continue to generate liabilities for unrecognized tax benefits.

Based on currently available information, we estimate that the fiscal year 2009 effective tax rate will be approximately 33%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized in accordance with the interim reporting requirements of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” there may be some degree of adjustment to the effective tax rate on a quarterly basis.

Recent accounting pronouncements

FSP 157-4
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased when compared to normal activity for the asset or liability, further analysis of transactions or price quotations is needed and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP also reaffirms the fair value measurement objective promulgated under FAS 157, “Fair Value Measurements,” namely, to measure the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants under market conditions at the measurement date. This FSP is effective for interim and annual periods ending after June 15, 2009 (our fiscal year ending June 30, 2009). We do not believe the adoption of FSP 157-4 will have a material impact on our consolidated financial position, results of operations and cash flows.

FSP 115-2 and FSP 124-2
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to provide guidance for assessing whether an impairment of a debt security is other than temporary and requires additional disclosures with respect to both debt and equity securities. This FSP is effective for reporting periods ending after June 15, 2009. We are currently reviewing the impact of the adoption of FSP 115-2 and FSP 124-2 on our consolidated financial position, results of operations and cash flows.

FSP 107-1 and APB 28-1
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amend SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require publicly-traded companies to include disclosures about fair value of financial instruments in summarized financial information for interim reporting periods as well as in annual financial statements. This FSP is effective for reporting periods ending after June 15, 2009. We do not believe the adoption of FSP 107-1 and APB 28-1 will have a material impact on our consolidated financial position, results of operations and cash flows.

FSP 142-3
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008 (our fiscal year ending June 30, 2010), and interim periods within those fiscal years. We do not believe the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial position, results of operations and cash flows.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year ending June 30, 2010). Historically we have not had material hedging transactions and, unless we engage in such transactions, the impact of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows will not be material. Nevertheless, the impact of the adoption of SFAS No. 161 cannot currently be determined, as it will depend on the nature and extent of any hedging transactions, if any, that are in effect at the time of the adoption or thereafter.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first fiscal year beginning on or after December 15, 2008 (our fiscal year ending June 30, 2010). We are currently reviewing the impact of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS No. 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year ending June 30, 2010). We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Different assumptions would affect these estimates, and actual results may differ from these estimates.

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

Liquidity and capital resources

Sources and Uses of Cash and Cash Equivalents

The Company’s consolidated statements of cash flows summary is as follows:

	Nine Months Ended March 31,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$116,941	$129,263
Investing activities	(39,600)	(6,978)
Financing activities	(33,710)	(17,674)

Operating activities:
Net cash provided by operating activities for the nine months ended March 31, 2009 decreased approximately $12.3 million compared to the nine months ended March 31, 2008. The decrease was primarily due to an increase in net operating assets for the nine months ended March 31, 2009 compared to the same period last year, partially offset by an increase in net income of approximately $4.8 million.

Investing activities:
Net cash used in investing activities for the nine months ended March 31, 2009 was approximately $39.6 million, as a result of approximately $32.7 million used for our acquisition of Fry and approximately $11.1 million used to purchase property, plant and equipment and internally developed software to be licensed to others. During the nine months ended March 31, 2009, we redeemed approximately $4.0 million of our auction rate securities at par value. See “Capital Resources,” below, for a discussion of our investments in auction rate securities.

Net cash provided by investing activities for the nine months ended March 31, 2008 was approximately $7.0 million, primarily as a result of approximately $12.9 million used for acquisitions, substantially in connection with our acquisition of Check-in Data AG, and approximately $11.9 million used to purchase property, plant and equipment and internally developed software to be licensed to others. The cash used in investing activities was partially offset by net proceeds from the sale of auction rate securities exceeding investments in auction rate securities by approximately $17.3 million. See “Capital Resources,” below, for a discussion of our investments in auction rate securities.

Financing activities:
Net cash used in financing activities for the nine months ended March 31, 2009 was approximately $33.7 million, primarily due to principal payments of approximately $18.1 million on the line of credit and long-term debt that we assumed as a result of our acquisition of Fry in August 2008. Additionally, we used approximately $15.4 million for our stock repurchases during the period.

Net cash provided by financing activities for the nine months ended March 31, 2008 was approximately $17.7 million, primarily due to stock repurchases of approximately $53.5 million, offset by proceeds from stock option exercises of approximately $27.1 million and realized tax benefits from stock option exercises of approximately $11.1 million.

During the nine months ended March 31, 2009, the unfavorable foreign exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, negatively affected cash and cash equivalents’ balance by approximately $42.3 million. Our March 31, 2009 cash and cash equivalents’ balance of approximately $383.3 million is an increase of approximately $50.1 million from the December 31, 2008 balance. All cash and cash equivalents were being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.

Capital Resources

At March 31, 2009, we had approximately $383.3 million in cash and cash equivalents. Additionally, we continued to hold auction rate securities (long-term instruments with variable interest rates that are designed to periodically reset to prevailing market rates every 7 to 35 days through an auction process) with a fair value of approximately $56.6 million. These securities are supported by student loans for which repayment is either backed by the Federal Family Education Loan Program or insured by AMBAC Financial Group. Due to the liquidity previously provided by the interest reset mechanism and the short-term nature of our investments, we initially classified the auction rate securities as short-term investments. Beginning in February 2008, there were insufficient bids in the auctions for these auction rate securities to establish a clearing rate, and the securities were not saleable in the auction. As a result, the auction process no longer provided short-term liquidity and the auction rate securities have been classified as non-current investments available-for-sale as of March 31, 2009 and June 30, 2008. We also engaged an independent valuation firm to update the valuation of the auction rate securities as of March 31, 2009. The valuation of auction rate securities held as of March 31, 2009 reflected a further decrease in fair value of those securities of approximately $4.7 million (approximately $2.9 million, net of tax) as compared to their fair value as of June 30, 2008. We do not believe the decrease in fair value to be other-than-temporary based on the extent to which and time during which the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and our intention and ability to hold each investment until recovery. During the nine months ended March 31, 2009, we redeemed approximately $4.0 million of our auction rate securities at their par value and have not recognized any gains or losses related to the sale or partial redemption of our investments in auction rate securities. Based on the valuation, we have increased the temporary unrealized losses on these investments to approximately $8.8 million (approximately $5.5 million, net of tax). We plan to continue to monitor the liquidity of the auction rate securities in the marketplace and the creditworthiness of the entities supporting the obligations under these securities, and will perform another impairment analysis as of our fiscal year-end.

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit. During the quarter ended December 31, 2008, the Credit Agreements were amended to (i) extend the expiration of the agreements from July 31, 2009 to July 31, 2010 (ii) modify or eliminate certain financial reporting requirements, and (iii) modify or eliminate certain restrictions on our ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies. For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters. As of March 31, 2009, we had approximately $1.1 million outstanding under the Credit Agreements and had applied approximately an additional $0.4 million to guarantees. A total of approximately $63.5 million was available for future borrowings as of March 31, 2009. The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.1 million at the March 31, 2009 exchange rate).

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2009 exchange rate.) Under the terms of this facility, we may borrow in the form of either a line of credit or term debt. As of March 31, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.1 million at the March 31, 2009 exchange rate) of the credit facility has been applied to guarantees.

As of March 31, 2009, we had approximately $64.7 million borrowing capacity under all of the credit facilities described above. The weighted-average interest rate on the outstanding balances under the lines of credit as of March 31, 2009 was 2.3% per annum. See Note 8 to the condensed consolidated financial statements included in this report for additional information regarding the Credit Agreements.

Except for approximately $1.1 million outstanding on the Credit Agreements, as described above, our only other long-term debt was approximately $0.3 million, substantially in capital lease related obligations.

We believe that our cash and cash equivalents, additional cash to be generated from operations during the foreseeable future and our available lines of credit will be sufficient to provide our working capital needs for the foreseeable future. In light of current economic conditions generally and in light of the overall performance of the stock market in recent months, we cannot assume that funds would be available from other sources if required to fund acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant, and equipment expenditures for fiscal year 2009 will be approximately $13 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $356.0 million and approximately $390.2 million during the nine months ended March 31, 2009 and March 31, 2008, respectively.

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

With respect to currency risk, we transact business in different currencies through our foreign subsidiaries. The fluctuation of currencies affects sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency. Refer to Note 7 to the condensed consolidated financial statements of this Form 10-Q for information regarding foreign currency translation effects, and to the portion of Item 2, Managements’ Discussion and Analysis, regarding revenue, for additional information regarding the effects of foreign currency translation.

In the nine months ended March 31, 2009 and March 31, 2008, we transacted business in 39 and 37 currencies, respectively.

The relative currency mix for the three and nine months ended March 31, 2009 and 2008 were as follows:

	% of Reported Revenue
	Three Months Ended March 31,		Nine Months Ended March 31,		Exchange Rates March 31,
	2009	2008	2009	2008	2009	2008
Revenues by currency (1):
United States Dollar	55%	49%	54%	49%	1.0000	1.0000
European Euro	21%	23%	21%	22%	1.3286	1.5787
British Pound Sterling	6%	9%	7%	9%	1.4347	1.9846
Australian Dollar	2%	1%	2%	2%	0.6952	0.9140
Japanese Yen	1%	1%	1%	1%	0.0101	0.0100
Swiss Franc	2%	2%	2%	2%	0.8785	1.0068
Mexican Peso	1%	2%	1%	2%	0.0706	0.0940
Canadian Dollar	1%	2%	1%	2%	0.7931	0.9740
All Other Currencies (2)	11%	11%	11%	11%	0.2093	0.2205
Total	100%	100%	100%	100%

(1) Calculated using weighted average exchange rates for the period.
(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three and nine months’ exchange rates for all other currencies. The “Exchange Rates as of March 31” for “All Other Currencies” represents the weighted average March 31 exchange rates for all other currencies based on the nine months revenue for each country or region.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in the nine months ended March 31, 2009 would have affected total revenues by approximately $18.9 million, or 2.8%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the respective period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and therefore is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

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

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. Our interest rate risk has not changed materially from June 30, 2008, and we do not currently foresee any significant changes in exposure or in how we manage this exposure in the near future. For borrowings in U.S. currency, the Credit Agreements bear interest at higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula plus an additional margin of 125 to 200 basis points, depending upon our consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.  At March 31, 2009, we had total borrowings of approximately $1.1 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Management believes that the fair value of the debt equals its carrying value at March 31, 2009. Our exposure to fluctuations in interest rates will be affected by the outstanding amount under the Credit Agreements, the applicable interest rate, and any outstanding instruments to hedge exposure to interest rate risk. As our total borrowing as of March 31, 2009 was approximately $1.1 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations and cash flows.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 14 to the condensed consolidated financial statements of this Form 10-Q for information regarding certain pending legal proceedings.

ITEM 1A.  RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008.

We face risks related to the current economic crisis. Economic conditions that are beyond our control may result in decreases in demand for our products and services. Such conditions include the U.S. and global recession, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates. Our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our and our customers’ control, but also are difficult to predict with any accuracy. In particular, declines in consumer spending and general recessionary conditions directly affect our primary customers, limiting their ability to purchase our systems and services.

We have experienced declines in total revenues that we believe are attributable to reduced demand resulting from current U.S. and international economic conditions. Continued adverse economic conditions likely will affect our customers’ operating performance which, in turn, may continue to result in reduced demand for our products and services. Moreover, weakened consumer spending, coupled with difficulties many businesses are encountering in obtaining credit, have negatively affected our customers’ ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures on the systems that we sell. We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.

In addition, continued weakness in domestic and foreign economies may cause some of our distributors and customers to become illiquid and delay payments, or may otherwise adversely affect our ability to collect on their accounts, which would result in higher levels of bad debt expense. Although adverse changes in the financial condition of our customers and distributors have not had a material effect on our financial condition or operating results, continued adverse economic conditions may require that we institute protective measures such as financial reviews, modified customer credit limits and identification of alternative vendors, and ultimately could materially adversely affect our business.

While we believe that our cash and cash equivalents, additional cash generated from operations, and available lines of credit will be sufficient to provide working capital needs for the foreseeable future, current economic conditions, including the overall performance of the stock market beginning in 2008, may limit the availability of funds from other sources if we encounter an extraordinary need for external capital. These factors also affect us indirectly, to the extent that they serve to limit our customers’ ability to purchase our systems and services.

Public health concerns, including those related to the spread of disease such as the swine flu, could adversely affect travel and tourism, which are the primary businesses of many of our customers, and therefore could adversely affect our business. The recent outbreak of swine flu in Mexico, the United States and other countries, or other public health concerns, could potentially reduce travel and tourism, which could adversely affect demand for hotel rooms and restaurants. Because hotels and restaurants constitute a substantial portion of our customer base, our business could be adversely affected if public health concerns cause a reduction in travel and tourism.

Similarly, because of the nature of the industries in which our customers operate, we are subject to political risk, including as a result of instability in the Middle East and the worldwide threat of terrorism, and especially in developing countries with uncertain or unstable political structures or regimes.

ITEM 6.	EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10
Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. (filed herewith)

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

MICROS SYSTEMS, INC.
(Registrant)

Date: May 7, 2009	/s/	Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: May 7, 2009	/s/	Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller