Form 10-K
period 2009-06-30
MICROS SYSTEMS INC
filed 2009-08-31
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009

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
YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

YES  ☐    NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2008 was $1,302,679,667

At the close of business on July 31, 2009, there were issued and outstanding 79,974,255 shares of Registrant’s Common Stock at $0.00625 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held November 20, 2009, is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

INTRODUCTION
MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.
References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis, unless the context indicates otherwise.  Our fiscal year runs from July 1 through June 30.  Accordingly, references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2009 means the 12-month period ending June 30, 2009.
We operate in two reportable segments for financial reporting purposes: U.S. and International.  You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 17 “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  In each of these two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services.  While the products and services that are sold may be configured for each segment to address local issues, laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.
Almost all of our customers are in the hospitality industry and the retail industry.  The hospitality industry encompasses numerous defined markets, including lodging (including, for example, individual hotel sites, hotel chains and franchise groups), table service and quick service restaurants, restaurant chains and franchise groups, entertainment venues (including, for example, stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships.  The retail industry consists of retail operations selling directly to consumers, including retailers of clothing, shoes, food, hardware, jewelry, and other specialty items.
Our enterprise information solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) retail information systems.  In addition to our software enterprise solutions and hardware products, we offer an extensive array of services and other products for our hotel, restaurant and retail information systems.  The hotel information systems consist mainly of software, encompassing property based management systems (“PMS”), related property-specific modules and applications, and central systems, including central reservation systems (“CRS”).  The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor and financial management, and certain centrally hosted enterprise applications.  The retail systems consist of software encompassing POS, loss prevention, web commerce applications, business analytics, customer gift cards, electronic payments and enterprise applications.
We market our hotel systems directly to U.S.-based customers, and through our subsidiaries and international distributors to non-U.S.-based customers.  Our hotel PMS applications are installed worldwide in leading hotel chains, including the following:

· Accor (France)	· Hard Rock Hotels	· Peninsula (Hong Kong)
· Best Western	· Hyatt International	· Rica Hotels (Sweden)
· Camino Real (Mexico)	· InterContinental Hotels Group	· Shangri-La (Hong Kong)
· Carlson Hotels	· ITC Welcome Group (India)	· Société du Louvre (France)
· Danubius (Bulgaria)	· Kempinski (Germany)	· Solare (Japan)
· Delta Hotels (Canada)	· Loews	· Starwood International
· Dusit Thani (Thailand)	· MGM Mirage	· Steigenberger
· Fairmont	· Marriott International	· Thistle (United Kingdom)
· Federal (Malaysia)	· Millennium	· Wyndham Worldwide
· Four Seasons	· Mövenpick (Switzerland)	· Wynn Resorts
· Hilton Hotels	· Omni

Globally, there are approximately 25,000 MICROS PMS applications installed (most of which are accompanied by other property-specific modules and applications).
The MICROS CRS is installed in numerous hotel chains, including the following:

· Boscolo (Italy)	· MacDonalds (UK)	· Shell Hospitality
· Camino Real	· MGM Mirage	. Sokos (Finland)
· Constellation (Australia)	· Oberoi (India)	· Starhotels (Italy)
· Equatorial (Malaysia)	· Omni	· Sun International (South Africa)
· Fairmont	· Pan Pacific (Singapore)	· Thistle
· Four Seasons	· Red Lion	· Westmark
· Great Wolf Resorts	· Rydges (Australia)	· Wyndham Worldwide
· Hard Rock Hotels	· Shangri-La	· Wynn Resorts
· Loews Hotels	· Société du Louvre	· Xanterra

Globally, over 500 hotel chains or individual hotel sites have installed MICROS’s CRS applications.

We market our restaurant systems directly (including through certain of our subsidiaries), and indirectly through our domestic and international dealers.  Our restaurant POS systems are installed worldwide.  Major table service restaurant chain customers include the following:

· Bertucci’s	· Friendly’s	· Mitchells and Butlers (U.K.)
· Chevy’s	· Groupe Le Duff (France)	· Perkins
· Corporación Mexicana de	· Hard Rock Café	· Rainforest Cafe
Restaurantes (Mexico)	· HMS Host	· Ruby Tuesday’s
· Cracker Barrel	· Hooters	· T.G.I. Friday’s
· Denny’s	· International House of Pancakes	· VIPS (Spain)
· Eat ‘n Park	· Johnny Carinos	. Wagamama (U.K.)
· El Torito	· La Madeleine	· Whitbread (U.K.)
· ESPN Zone	· Lone Star
· Fazer Amica (Finland)	· Marie Callender’s

Major quick service chain restaurant customers, as well as numerous franchisees of the following, include:

· Atlanta Bread	· Fuddruckers	. Saxby’s Coffee
· Arby’s	· Grandy’s	· Starbucks
· Auntie Anne’s	· Krispy Kreme	· Subway
· Baja Fresh	· Nordsee (Germany)	· Tropical Smoothie Café
· Ben & Jerry’s	· Pollo Campero (Guatemala)	· Wendy’s
· Burger King	· Panera Bread	· Yum! Brands (Pizza Hut, KFC
· Coffee Club (Australia)	· Popeye’s	International, and Taco Bell)
· El Pollo Loco	· Red Rooster (Australia)	. Zaxby’s
· Fazoli’s	· Retail Brand Group

Our restaurant POS systems are also installed in hotel restaurants in various hotel chains, including Accor, Boyd Gaming, Camino Real, Danubius, Fairmont, Four Seasons, Global Hyatt, Hilton, Hyatt, InterContinental Hotels, Kempinski, Mandarin Oriental, MGM Mirage, Marriott International, Millennium, Omni, Pan Pacific, Peninsula, Radisson, Starwood, and Wyndham International.  Additional significant markets for our POS systems include complex foodservice environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Users include Aramark, Centerplate, Compass, Delaware North, HMS Host, and various government entities.  We have installed large POS systems in Citi Field (New York City), the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos, Luxor Hotel and Casino, The Venetian Resort, Wembley Stadium (U.K.), and Wynn Resorts.  We supply and service POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.
We also market a Windows® based restaurant POS systems through our Hospitality Solutions International (“HSI”) division.  Through our JTECH Communications, Inc. (“JTECH”) subsidiary, we market a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.
Our retail solutions are provided through our subsidiaries Datavantage, CommercialWare, Advance Retail Systems (Mexico), Micros Retail & Supply Chain aka RedSky (United Kingdom), eOne, and Fry.  In our marketing, we sometimes refer to this group of subsidiaries as the “MICROS Retail” group.  Our retail store customers include the following retailers:

· Adidas (Germany and USA)	· Hugo Boss (Germany)	. Smith & Hawken
· Advance Auto Parts	· Jacob	· Starbucks
. Ann Taylor	· Jos. A. Banks Clothiers	· Steve Madden Retail
· Armani Exchange	· Limited Too	. Stonewall Kitchen
· Assonate	· Michael’s Arts and Crafts	. Sur La Table
· Barney’s New York	· Pendleton	· Talbots
· Books-A-Million	· Polo Ralph Lauren	· Tesco (UK)
· Blain Supply	. PPG	· Urban Brands
· Blue Spirit (Italy)	· Reebok Retail	· The U.S. Mint
· Brazin (Australia)	· Roots Canada	· Wm Morrison (UK)
. Chelsea and Scott	· S & K Famous Brands	· Zales
· CSK Auto	· Sainsbury’s (UK)
· Garnet Hill	. Senor Frogs (Mexico)
· Home Depot Canada	· Shaw’s Markets

PRODUCTS AND SERVICES

Summary of Product Solutions (Software and Hardware):

Hotel Products	Description

Software

Fidelio Versions 7 and 8 PMS	PMS software products for hotel reservations

Opera PMS	PMS software product for hotel reservations, targeted to full service hotels

Opera Xpress PMS	PMS software product for hotels, targeted to limited service hotels

OperaLite PMS	PMS software for hotels, targeted to smaller hotels

Operetta PMS	PMS software and hardware bundle for hotels, targeted to smaller hotels

Opera Revenue Management System	Software that helps hotels develop and manage pricing strategies

Opera Central Reservation System	Software that manages hotel reservations for hotel chains or hotel groups

Opera Customer Information System	Software that manages customer information and loyalty programs

Opera Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management

Opera Web Booking Suite System	Software that enables Opera PMS to receive Internet reservations

Opera Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)

Opera Sales Force Automation (SFA)	Software that manages leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains

Opera Activity Scheduler	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.

Opera Kiosk	Enables guest check-in and check-out at stand-alone kiosk, and other interactive features

myfidelio.net	An Internet based hotel reservation service and network

Fidelio Cruise Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry

Materials Management	Software that provides inventory control and costing for food production, mainly marketed to hotel restaurants

Restaurant Products	Description

Software

9700 HMS	POS software for large foodservice, leisure and entertainment venues

Simphony	Centrally-hosted POS for large foodservice, leisure and entertainment venues

3700 POS	POS software for table service and quick service restaurants

Restaurant Enterprise Series (RES) 3000	Suite of software products for 3700 POS

Kitchen Display System	Component of RES 3000, providing additional reporting capabilities and information

RES Kiosk	Component of RES 3000, for self-ordering and customer information via kiosk or other hardware

HSI Profit Series POS	POS software for table service restaurants (only marketed through the HSI division)

mymicros.net	Suite of web based software products for use with restaurant POS products

myhsi.net	Suite of web based software products for HSI Profit Series

e7 POS	POS product for small restaurants (only marketed in North and South America)

Hardware

Workstation 5 Terminal	Windows CE POS and Windows Embedded POS terminal for restaurants

Workstation 4-LX Terminal;	Windows CE POS terminal for restaurants-enhanced version of Workstation 4

2010 PC Workstation	PC based POS terminal for restaurants

Keyboard Workstation Terminal	Windows CE POS terminal used in large complex foodservice, leisure and entertainment venues

JTECH Paging Products	Suite of paging products

Kitchen Display System	Hardware for kitchen display systems

Retail Products	Description

Software

Store 21 Store Management System	POS retail software product targeted for specialty retailers

Tradewind Store Management System	POS retail software product targeted for stores with high volume transactions

Xstore Management System	Java based POS retail software product

MICROS Enterprise Merchandising	Java based, centrally hosted merchandising application that manages inventory throughout a chain and provides reporting and analytical functions

Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level for corporate control (which includes XBR Loss Prevention)

Gift Cards Software	Software product that manages a retailer’s gift card program

CWDirect Cross Channel Order Management System	Software that manages orders across multiple methods of ordering (phone, kiosk, Internet, etc.)

CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations

CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels

Creations	Software that manages and tracks a product’s lifecycle and its supply chain

Fry	Web site development, management, hosting and ecommerce applications

eOneCommerce	Web site development and portal management services for business to business order management, customer list management and sales promotion support

Hotel Information Systems
For the hotel and resort industry, we develop, distribute, and support a complete line of hotel software products and services.  The hotel information systems include PMS, sales and catering systems, CRS, customer information systems, revenue management systems, and an Internet/Global Distribution System based hotel reservation service called myfidelio.net.  We also provide installation and end-user training services, and support services (including help desk) for our various software products.  MICROS markets its hotel products under brand names such as Opera and Fidelio.
Globally, there are approximately 25,000 active MICROS PMS installations, which includes some sites using PMS products for which MICROS has ceased ongoing development (although in many instances we continue to provide limited support services to those sites).  Most of the hotels using a MICROS PMS have also installed other MICROS property-specific modules and applications; additionally, there are over 2,000 hotels running various MICROS property-specific modules and applications without a MICROS PMS.
The PMS software provides for check-in and check out, reservations, guest accounting, travel agent accounting,  and engineering management.  The PMS software also interfaces to central reservation systems, to on-line travel services (also known as alternative distribution services, e.g., Expedia), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan).  The sales and catering software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property.  The CRS software enables hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site.  The customer information system software enables hotels to efficiently capture and track relevant guest information.  The revenue management system software enables hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers.  We also offer an Internet-based hotel reservation service via our myfidelio.net service.  This service enables corporations, tourist representation services, and consumers to reserve rooms and manage reservations directly with designated hotels.  This service also enables those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems, and to certain alternative distribution systems.
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
We believe that the Opera software suite is an important product line for our continued growth in the hotel information systems market, because we believe it reflects the future direction of PMS technology for us and the industry, and because it has been a material source of our revenue growth within the hotel industry.  Opera is written on current architecture, using an Oracle database; it is highly configurable, adapted for use in multiple countries, and fully integrated with modules, features and functions demanded by the hospitality industry.  Over 100 hotel chains have implemented Opera, many of which are in the midst of multi-year rollouts.

We also offer limited versions of the Opera property management system called OperaXpress, OperaLite, and Operetta.  These products enable smaller properties to deploy the Opera PMS, but at a lower price and with more limited product features.  As of June 30, 2009, about 14,000 hotel sites have installed either Opera, OperaXpress PMS, OperaLite, or Operetta.
Opera’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location.  We offer hosting services for hotel customers in various data centers around the world (Ashburn and Manassas, Virginia; Buenos Aires, Argentina; Frankfurt, Germany, and Singapore) with the application accessed via Internet or similar high speed connections.  Currently, there are approximately 2,900 hotels running Opera PMS, Opera Xpress PMS and OperaLite in a hosted environment.
In addition, we market a suite of hotel software products (PMS and other modules) under the Fidelio Version 7.0 brand name.  Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database.  As of June 30, 2009, over 4,000 hotels were using Fidelio Version 7.0.  The decrease in hotels using Fidelio Version 7.0 reflects an increasing number of hotel users upgrading to Opera PMS.
Furthermore, in Europe we market a PMS product under the brand name Fidelio Version 8.  This product contains certain Internet-based features and uses the Windows® operating system with an Oracle® database.  The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 2.300 hotel sites as of June 30, 2009.  The increase in sites using Fidelio Version 8 reflects additional sales and marketing efforts in central and southern Europe.
Through our subsidiaries Fidelio Cruise, we market the Fidelio Cruise product, which is a PMS product for the cruise industry. Fidelio Cruise’s PMS enables cruise operators to manage passengers, visitors, groups and crew information at every stage from check-in to check-out, including: monitoring all financial transactions on board, invoicing, credit card handling with online functionality, safety and security, and automated check-in with picture taking for passengers, crew, and visitors.  Through the Fidelio Cruise software, cruise lines monitor all financial transactions on board and operate a central accounting and invoicing system for each passenger and crew member. Furthermore, the software maintains the count of passengers and staff on-board, as required by international industry regulations. Additional Fidelio Cruise modules support the operation of health spas, on-board MICROS point-of-sale systems, business centers, shore excursions, medical centers, and casinos onboard.
Fidelio Cruise software is installed on board 195 cruise ships. Customers include: Carnival Cruise Lines, Aida Cruises, Cunard Line, Fred Olsen Line, Holland America Line, MSC Cruises, Norwegian Cruise Line, P&O Cruises UK, Pullmantur, Oceania, Regent Seven Seas Cruises, Royal Caribbean International and Silversea Cruises.

Restaurant Information Systems
Our restaurant systems include full-featured point of sale (“POS”) applications, kitchen product applications, marketing applications, and hardware.  Most of the products are designed to operate on industry standard PCs.  Our products for order entry operate on either industry standard PCs or proprietary terminals with additional functionality and design appropriate for foodservice environments, including three types of proprietary intelligent terminals developed and designed by us.

Hardware
The workstations we have designed, and that we currently market and sell, are Workstation 5, Workstation 4-LX and Workstation 2010.  We also integrate other hardware devices (e.g., printers, cash drawers, handheld order entry and credit card remote payment terminals, and pole displays) into our complete product offerings.
Workstation 5 is a PC based POS terminal using Microsoft’s XP operating system. The terminal is based upon the successful Workstation 4 POS terminal, which we previously marketed.  Workstation 5 incorporates a faster microprocessor, a larger screen and more advanced networking capabilities than Workstation 4.  Key design elements of MICROS’s PC workstations, which Workstation 5 builds upon, are the encased nature of the screen, special materials to withstand various levels of temperature and humidity, more efficient energy use, and sound capabilities. Workstation 5 is manufactured for us by GES Singapore Pte. Ltd. of Singapore (“GES”), a third party contract manufacturing company.
Workstation 4-LX is a thin-client POS terminal, using Microsoft’s Windows® CE operating system.  The terminal has standalone resiliency, which means that even if the system server malfunctions, the POS terminal can continue to function and store data until the server is operational.  Workstation 4-LX is manufactured by GES. Workstation 4-LX is also an updated version of our Workstation 4 that has a faster microprocessor and other improvements in memory management and data recovery as compared to the prior model.
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
Through our JTECH subsidiary, we offer pagers, wireless systems, alert software, and related products (all manufactured for us by third party contract manufacturers) for use in restaurants, retail, medical, and other environments. JTECH primarily resells MICROS branded hardware to its customers.  It also resells hardware from IBM and Dell.

Additionally, we resell various other hardware products, including personal computers, servers, printers, network cards, and other related computer equipment.  We maintain a global, non-exclusive preferred provider agreement with Hewlett Packard Corporation.  This relationship enables us to resell Hewlett Packard personal computers, printers, and networking equipment on a global basis.

Software
Our main restaurant POS software systems are the 9700 Hospitality Management System (“HMS”), Simphony, the 3700 POS system, Profit Series, and the e7 Series.  These systems provide transaction control for table service, quick service and large foodservice and entertainment venues.

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
 Simphony is a centrally-hosted POS product designed for leisure and entertainment venues.  The product can operate table service and quick service restaurant applications, as well as retail applications.  Simphony runs on either Microsoft SQL Server or Oracle databases.  Its features and functionality are similar to those of the 9700 HMS.  Simphony enables customers to deploy a POS product via a centrally-hosted architecture, thus eliminating the overhead cost of having software deployed at multiple locations.

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
Through our HSI division, we market the HSI Profit Series POS primarily to table service restaurant customers in North America.  The product contains a wide array of POS features.

Centrally Hosted Applications
Our design architecture enables existing users of many MICROS POS products to access new technologies and third party software applications in conjunction with their existing MICROS POS systems.  In addition, many MICROS restaurant information system products interface with various back office accounting and property management systems, including our hotel PMS products.
We have developed and market an Internet-based portal product called “mymicros.net.”  Mymicros.net posts restaurant transaction POS detail to a centralized data warehouse in near real time.  This product enables the customer to view reports and charts for a single site, a group of restaurants, or the entire enterprise from any location that has an Internet connection.  In addition, mymicros.net incorporates additional products for inventory management, labor scheduling and control, gift cards, loyalty cards and other marketing programs. The mymicros.net software product can either be purchased via a perpetual use license or by an annual or multi-year “software as a service” subscription contract.  The HSI division also markets a portal called “myhsi.net.”  The product’s functionality is similar to the mymicros.net portal, but is designed for use with the HSI POS product.
We host these applications in the same data centers where Opera is hosted.  As of June 30, 2009, we are hosting applications supporting approximately 8,500 restaurants.

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
We also offer the MICROS Retail Home Office Business Intelligence Suite for retail stores, which includes loss prevention (marketed under the trade name “XBR”), customer relationship management, gift cards, and audit control. We also offer XBR to our restaurant customers.
All of these applications and systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR.
MICROS Retail also offers software and services that enable a retailer to manage customer purchase transactions across multiple touch-points.  Specifically, these applications and services enable a merchant to efficiently handle customer transactions from a store, the Internet, catalog phone-in orders, call centers, kiosks, and wireless devices.  The solutions enable the merchant to provide the customer with full transparency through the purchasing process, e.g., research from one channel, purchasing from a second channel and implementing a return or exchange through a third channel.
MICROS Retail also has developed and distributes Creations, a fully integrated lifecycle management and supply chain traceability product.  Lifecycle management refers to the ability to track and manage inventory from the manufacturer through the point of distribution.  Creations customers, which are mostly located in the U.K. include accounts such as Tesco, Sainsbury’s, Wm Morrision, Bodyshop, and Booker.  The product has been introduced into North America with primary users being Sobeys and Fresh and Easy retail chains.

Services
We provide a wide range of services to our customers.  Our services include system installation, operator and manager training, on-site hardware maintenance, customized software development, application software support, credit card software support, systems configuration, network support and professional consulting.  We also offer software-hosting capabilities.
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
We operate several help desks around the world.  There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters.  We also maintain other 24/7 regional and product specific help desks in the following locations:

•	Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
•	Buenos Aires, Argentina – primarily for customers in Latin America
•	Singapore – primarily for customers in the Asia-Pacific region
•	Cleveland, Ohio – for MICROS Retail products and services.
•	Scottsdale, Arizona – for MICROS’s Hospitality Solutions International products
•	Westborough, Massachusetts – for MICROS Commercialware and eOne products
•	Ann Arbor, Michigan – for MICROS’s Fry, Inc. subsidiary

We also operate other more limited help desk operations, including the myfidelio.net and Fidelio Cruise support desks in Hamburg, Germany, the Fidelio Cruise support desk in Fort Lauderdale, Florida, and the JTECH help desk in Boca Raton, Florida.
The help desks receive support calls from customers and either address them telephonically or on-line, or, where appropriate, dispatch a service call to the appropriate local service provider.  Internationally, in-country support is provided by the local sales entity, which may be a MICROS subsidiary or an authorized independent distributor.  Our corporate customer support center provides back-up support for our regional centers in Buenos Aires, Singapore, and Galway, and our research and development operation in Naples, Florida, provides higher-level support for the hotel software products.  The regional support centers also provide back-up support and guidance for local and in-country support providers.
We operate data centers in Ashburn and Manassas, Virginia, Chicago, Frankfurt, Buenos Aires, and Singapore in conjunction with third-party vendors to serve as hosting centers for customers deploying our various hosted and application service products.  We view hosting as an important strategic thrust of our business as demand shifts from applications being deployed on premise of customers to centrally hosted applications.
We offer web site development and portal management for retail customers through MICROS Retail’s Fry and eOne Group divisions.  These solutions enable a retailer to have MICROS Retail develop and manage a customer’s web site for ordering, sales promotion, and marketing.

Services are a critical component of our business.  Service revenue, which is comprised of software database and configuration programming, installation, training, in-field support, help desk, custom software development and maintenance service contracts, constituted approximately 62.1%  ($566.3 million) of our total revenue in fiscal year 2009 compared to approximately 55.5% ($529.5 million) in fiscal year 2008 and approximately 53.3% ($419.1 million) in fiscal year 2007.
Maintenance service contracts, which include field service, application hosting, depot hardware maintenance, and software support, are a significant component of our service offerings.  Revenues for service maintenance contracts were approximately $311.2 million for fiscal year 2009, approximately $291.4 million for fiscal year 2008, and approximately $233.7 million in fiscal year 2007.  Service maintenance contract revenue is included in our service revenue (described above).

SALES, MARKETING AND DISTRIBUTION
We consider our direct and indirect global distribution network to be a major strength and competitive advantage.  This network has been built over the past 32 years.  We (including our various subsidiaries), our U.S.-based dealers, and our international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services. Our restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of approximately 80 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 57 domestic dealers and 58 international distributors and sub-distributors.
Our hotel and retail products and services are sold through our direct sales forces, and through some international distributors who sell hotel products outside of the U.S.
Foreign sales, including export sales from the United States, accounted for approximately 52.4% (approximately $477.4 million) of our total revenue in fiscal year 2009, 56.4% (approximately $537.7million) in fiscal year 2008, and 53.7% (approximately $421.6 million) in fiscal year 2007.
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

Locations
We conduct our core restaurant POS product software and hardware development, and also development of our Internet-based restaurant software products, at our Columbia, Maryland corporate headquarters.  To facilitate rapid responses for various regional application needs, we also conduct restaurant POS software development in regional offices located in Sydney, Australia; Neuss, Germany; and Singapore.  Our HSI division conducts restaurant POS product research and development in its facility in Scottsdale, Arizona. JTECH conducts its development at its Boca Raton, Florida location. In addition, we monitor and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs. We contract the manufacturing of our POS terminals to GES Singapore Pte Ltd.  GES also provides certain hardware design services to us.  Our internal hardware design team participates in the design and development of these units.  This team also provides oversight of the manufacturing process as a means of insuring adherence to quality standards.  See also “Manufacturing and Supplies,” below.
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
Product development for MICROS Retail’s POS products is conducted in Cleveland, Ohio; MICROS Retail’s other products and services are handled through offices in Westborough, Massachusetts, and Omaha, Nebraska.  MICROS’s Fry, Inc. subsidiary conducts its web site and ecommerce application development in Ann Arbor, Michigan.  MICROS’s Advance Retail Solutions subsidiary conducts product development in Monterrey, Mexico.
We have relationships with third party development companies in India and China for outsourcing of certain development needs.  The amount of work contracted to these companies is limited.

R&D facilities
The following table shows the location of our main research and development facilities and the products addressed at each facility.

Location	Products
Columbia, Maryland	Restaurant POS software and hardware, Internet-based restaurant applications
Sydney ,Australia	Additional restaurant POS software development
Neuss ,Germany	Additional restaurant POS software development; Fidelio version 8.
Singapore	Additional restaurant POS software development
Scottsdale, Arizona	Restaurant POS software (HSI only)
Boca Raton, Florida	Paging software and hardware development
Naples, Florida	Hotel PMS software and other modules, also Internet-based hotel applications
Cleveland, Ohio	Retail POS software development
Westborough, Massachusetts	Retail Loss Prevention software development, cross-channel software development
Omaha, Nebraska	Retail web site development and management services
Ann Arbor, Michigan	Retail web site and ecommerce development

Expenses
Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  A summary of R&D activities for the past three fiscal years ended June 30 is as follows:

(in thousands)	2009	2008	2007
Total R&D incurred	$43,100	$42,048	$35,859
Capitalized software development costs	(470)	(1,919)	(1,974)
Total R&D expenses	$42,630	$40,129	$33,885

COMPETITION
The markets in which we operate are highly competitive.  We believe that there are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant POS system, about 9 that offer competitive POS hardware platforms, over 15 significant hotel systems competitors, and over 11 significant retail systems competitors.  We compete on various bases, including product functionality, service capabilities, price, and geography.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry, and our corporate focus on providing specialized information systems solutions.
Competitors in the restaurant POS marketplace include: (i) full service providers (hardware, software and services), such as NCR, Panasonic, Par Technology, Radiant Systems, Sharp and Torex Retail; (ii) suppliers that mainly provide software, such as Agilysys, Positouch and Xpient Solutions; and (iii) providers that mainly provide hardware, such as Casio, Dell, IBM, NCR and Wincor-Nixdorf.  There are also numerous other companies that license their POS-oriented software with PC-based systems in regional markets around the world.
JTECH’s competitors include Long Range Systems and certain distributors of Motorola paging products.
Many of our competitors in the hotel systems market are companies with software designed to run on industry standard PCs.  These companies may have several hotel related software products, or simply one product for a particular niche.  These competitors include Agilysys, Amadeus Hospitality, Multi-Systems, Newmarket (sales and catering product only), Northwind, Par Technology (Springer-Miller), Protel and Softbrands.  Our products also compete with property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.  Internationally, we generally face smaller, regionally-oriented competitors.
The central reservation system market is highly fragmented and competitive.  Many hotel chains and allied reservation groups use their own customized central reservation systems.  In addition to these internally developed products, our CRS products compete with those offered by some of our PMS competitors, e.g., Northwind and Par Technology, and with those offered by specialized central reservation providers, e.g., Amadeus, Pegasus, Trust International/TravelPort, and Vantis Corporation.
Competitors in the retail market include Epicor (through its CRS Retail Systems and NSB divisions), Econometry, Escalate Retail, JDA Software, Oracle (through its 360 Commerce division), and SAP (through its Triversity division) among many others.  Internationally, MICROS Retail generally competes with smaller, regionally-oriented competitors. Fry competes against several companies such as GSI Commerce and Art Technology Group.

MANUFACTURING AND SUPPLIES
Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies.  Our primary POS platforms, Workstation 5, Workstation 4 LX, and 2010 Workstation, are manufactured by GES Singapore Pte Ltd. (“GES”), which is primarily located in Singapore.

Effective November 6, 2002, we entered into a manufacturing agreement with GES.  The contract is subject to automatic annual renewal unless either party elects to terminate the agreement at the end of the term then in effect by providing notice to the other party at least three months before the end of such term.  In addition to other termination rights specified in the contract, either party may terminate the contract for convenience (i.e., with or without cause) by providing 120 days’ prior notice of termination to the other party.  While historically we have enjoyed very good relations with GES, if it were to exercise its non-renewal or termination rights under the Agreement or otherwise cease to manufacture our products, we believe we could readily replace GES with other contract manufacturers or resell appropriate third party hardware products in lieu of those manufactured by GES.
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
JTECH’s paging and related products are largely manufactured by several contract manufacturers in China and GES.  JTECH conducts final assembly of its paging and related products, including the installation of the applicable software, in its Boca Raton, Florida facility.
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

EMPLOYEES
As of June 30, 2009, we employed 4,757 full-time employees.  The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Employees	2,448	1,539	539	231	4,757
As % of total	51.5%	32.4%	11.3%	4.8%	100.0%

About 825 employees (34%) of the North America-based employees work out of our two Maryland locations: our headquarters building in Columbia, Maryland and our Hanover, Maryland distribution center.
The table below presents information, as of June 30, 2009, regarding employees organized by functional skills:

By Functional Skills	Sales & Marketing	Customer Support	Product Development	Admin./ Finance	Operations	Total
Employees	2,498	1,274	586	282	117	4,757
As % of total	52.5%	26.8%	12.3%	5.9%	2.5%	100.0%

We are not a party to any collective bargaining agreements.  None of our employees are represented by a labor union, except in those countries where representation is mandated by law, such as France, Germany and Spain.  We use certain suppliers whose employees may be represented by labor unions.  We believe that we maintain good relations with our employees.

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

A. L. Giannopoulos, 69, has been the Company’s President and Chief Executive Officer since May 1993, and the Company’s Chairman of the Board since April 2001.  He has been a Director of the Company since March 1992.  Before 1992, Mr. Giannopoulos served in a variety of positions for Westinghouse, most recently as General Manager of the Westinghouse Information and Security Systems Divisions.  Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.
Bernard Jammet, 51, has been the Company’s Executive Vice President, Latin American Group since January 2001.  Previously, Mr. Jammet served the Company in various capacities.  He first joined the Company in July 1984.  Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France.  Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.
Gary C. Kaufman, 59, has been the Company’s Executive Vice President, Finance and Administration and Chief Financial Officer since September 1999.  Mr. Kaufman served as a Director of the Company from January 1991 until May 1994, when he became our Vice President, Finance and Administration and Chief Financial Officer.  Previously, Mr. Kaufman served the Company in various capacities.  Mr. Kaufman is a graduate of the University of Dayton with a Bachelor of Science degree in Accounting and is also a Certified Public Accountant.

Jennifer Kurdle, 42, has been the Company’s Executive Vice President, Chief Administrative Officer since July 2008.  Previously, Ms. Kurdle was the Executive Vice President, Leisure & Entertainment since November 2005, and before that (starting in 2000) held the position of Vice President, Leisure & Entertainment.  Ms. Kurdle first joined the Company in 1990.  Ms. Kurdle is a graduate of Fairmont State University.
Thomas L. Patz, 49, has been the Company’s Executive Vice President, Strategic Initiatives, and General Counsel since January 2000.  Previously, Mr. Patz served the Company in various legal capacities.  Mr. Patz first joined the Company in August 1995.  Mr. Patz is a graduate of Brown University and the University of Virginia School of Law.  Mr. Patz is a member of the Maryland Bar.
Peter J. Rogers, Jr., 54, has been the Company’s Executive Vice President of Investor Relations and Business Development since November 2007.  From 1996 through November 2007, Mr. Rogers was the Company’s Senior Vice President of Investor Relations and Business Development. Previously, Mr. Rogers served the Company in various marketing and business management capacities.  Mr. Rogers joined the Company in 1987.  Mr. Rogers is a graduate of the University of Pennsylvania and New York University Stern Graduate School of Business.
Cynthia A. Russo, 39, has been the Company’s Senior Vice President and the Corporate Controller since November 2007.  From May 2001 until November 2007, Ms. Russo was the Company’s Vice President and Corporate Controller.  Ms. Russo previously served the Company in various capacities, and she joined the Company in January 1996.  Ms. Russo is a graduate of James Madison University.  She is a Certified Public Accountant and a Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK
We recorded foreign sales, including exports from the United States, of approximately $477.4 million during fiscal year 2009 to customers located primarily in Europe, Asia and Latin America.  Comparable sales in fiscal years 2008 and 2007 were approximately $537.7million and $421.6 million, respectively.  See Note 17 “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for additional geographic data.
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
We transacted business in approximately thirty-nine currencies in fiscal year 2009 compared to thirty-six currencies in fiscal years 2008 and 2007.  The relative currency mix over the past three fiscal years was as follows:

	Fiscal Year Ended June 30,
	% of Reported Revenues			Exchange Rates
Revenues by currency (1):	2009	2008	2007	2009	2008	2007
United States Dollar	53%	49%	53%	1.0000	1.0000	1.0000
European Euro	21%	22%	25%	1.4029	1.5744	1.3535
British Pound Sterling	7%	9%	6%	1.6454	1.9919	2.0081
Australian Dollar	2%	2%	2%	0.8058	0.9587	0.8478
Swiss Franc	2%	2%	N/A	0.9203	0.9788	NA
Japanese Yen	2%	1%	1%	0.0104	0.0094	0.0081
Mexican Peso	1%	2%	2%	0.0759	0.0970	0.0926
Canadian Dollar	1%	2%	1%	0.8597	0.9806	0.9385
Singapore Dollar	1%	1%	1%	0.6904	0.7350	0.6531
All Other Currencies (2)	10%	10%	9%	0.2014	0.2183	0.1631
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average twelve month exchange rates for all other currencies. The “Exchange Rates as of June 30” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for all other currencies.  Weighting is based on the twelve month fiscal year revenue for each country or region.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in fiscal year 2009 would have affected total revenues by approximately $25.2 million, or 2.8%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.
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
Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors.”

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
“MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “Ovation”, “Opera”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “Premise Pager System”, “TableAlert”, “ServAlert”, “GuestAlert”, “HostAlert”,  “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, “CWIntegrate”, “FRY”, and “Open Commerce Platform” are trademarks or servicemarks of the Company or its subsidiaries.  We also own numerous other trademarks and servicemarks.  This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

FLUCTUATIONS AND CUSTOMERS
Our quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our customers.  Political uncertainty and international events that often are unpredictable, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, are expected to continue to adversely impact travel and tourism and therefore our quarterly operating results. In addition, over the last fiscal year, world macro-economic conditions materially worsened, resulting in the failure of several key global financial services providers, and a virtual freezing of the credit markets.  These economic conditions resulted in reduced demand from customers, and the inability of other customers to secure financing for intended purchases.  We believe that these economic conditions have resulted in reduced demand for our products and services.
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
No single customer accounts for 10% or more of our consolidated revenues.  During the three fiscal years ended June 30, 2009, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses.  Our U.S. Government related revenue was approximately 0.2%, 0.3% and 0.4% of our total consolidated revenue for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.  We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS
We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG
We generally have a backlog of approximately two months revenue, substantially all of which is cancelable at any time before shipment of hardware and software or rendering of services.  As of June 30, 2009, 2008 and 2007, the backlog totaled approximately $224.0 million, $204.6 million and $174.6 million, respectively.  Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year does not result in recognizable revenue in that fiscal year.

AVAILABLE INFORMATION
We file with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents as required by applicable law and regulations.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We also maintain an Internet site (http://www.micros.com).  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after electronically filing those documents with or furnishing them to the SEC.  The information on our website is not incorporated into and is not a part of this report.

ITEM 1A.  RISK FACTORS

There are a number of risks to which we are subject.  These risks include the following:

1.  ENVIRONMENTAL AND GEOPOLITICAL RISKS.  While we do not sell our products and services directly to consumers, changes in consumer habits in response to environmental or geopolitical risks affect demand for our products and services by the hospitality and tourism industries.
•
Our business is very sensitive to the threat of terrorism and political uncertainty.  As the hospitality and tourism industries we serve are highly sensitive to consumer sentiments caused by world events, we are very vulnerable to downturns in customer buying habits associated with the threat of terrorist attacks and uncertain political climates, such as those existing in the Middle East and parts of Asia.

•
Our business is very sensitive to environmental and health disasters. Actual or anticipated environmental disasters and epidemics, including for example, hurricanes, tsunamis, and disease, such as swine flu, will deter and delay purchases of our products by customers, as concerns about potential or anticipated instances of environmental or health disasters tend to suppress travel and tourism.  Environmental disasters also adversely affect our operations in the affected areas.

•
Higher oil and gas prices worldwide could have a material adverse impact on the travel and tourism industries, and indirectly, on our business.  Material increases in oil and gas prices tend to reduce discretionary spending by consumers, such as on travel and dining, as well as on retail spending generally.  Reductions in discretionary spending by consumers adversely affect our customers and, indirectly, our business.  Moreover, increases in oil and gas prices also directly adversely affect our customer base in other ways.  For example, gas price increases can result in higher ingredient and food costs for our restaurant customers.

•
We maintain offices in certain parts of the world that are subject to economic instability, political unrest, and terrorism, such as Argentina, Brazil, Israel and Thailand.  The performance of our offices in these areas will be adversely impacted if these regions become subject to economic declines, political strife or episodes of terrorism.

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

•
We are subject to the global economic crisis.  Starting in the summer of 2008, world macro-economic conditions materially worsened, resulting in the failure of several key global financial services providers, and a virtual freezing of the credit markets.  These economic conditions resulted in reduced demand from customers, and the inability of other customers to secure financing for intended purchases.  While many economists have noted signs of slow recovery, and credit markets are operating with more efficiencies, the current economic weakness may continue to result in the reduced demand for our products.  These economic conditions have also increased our bad debts and, notwithstanding our efforts to collect on accounts, we may experience greater difficulty in receiving monies that we are owed by our customers.

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

•
Our non-major account business is difficult to predict.  Our major account customers (generally those customers who operate 50 or more locations) have longer sales cycles and deployments; our non-major account sales have much shorter sales cycles and shorter deployments.  As a significant portion of our business involves non-major accounts, there is inherent difficulty in predicting buying patterns.  Accordingly, it is much harder to appropriately staff and prepare for fluctuations in buying demand for non-major-account customers.  This can result in inefficiencies that adversely affect our operating results.

•
Some of the advanced systems we sell are very complex and require a high level of technical sophistication, which may result in increased costs that adversely affect our operating results.  The costs of the implementation and operation of an effective service structure capable of addressing increasingly complex software systems in more remote locations is high and may require us to engage contractors, who generally have a higher cost structure than that of our own employees.  The additional costs also reflect the complexity of open systems, which generally incorporate third party software products that may entail difficult and costly support and service, and difficulty in implementing, operating, maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.

•
We are subject to certain material cost increases that may be out of our control.  While we attempt to control third party costs, we have little or no control over certain material expenses, such as health care costs (which are generally experience-based) and costs of compliance with new legislation.  Significant increases in any of these expenses could adversely affect our operating results.

•
We are subject to fluctuations in foreign currencies and exchange rates.  Because we conduct significant portions of our business in foreign currencies, we experience exchange rate fluctuations that can have a significant impact on our reported results.  For example, as much of our European business is transacted in Euros, our revenue on a consolidated basis will decline if the Euro weakens relative to the U.S. Dollar and increase if the Euro strengthens relative to the U.S. Dollar.

•
As a publicly traded company, our stock price is subject to certain market trends that are out of our control and that may not reflect our actual operating performance.   We can experience short-term increases and declines in our stock price due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets.  In this regard, the trading markets generally suffered a precipitous decline during 2008 and early 2009 in conjunction with the global economic crisis.

•
We have encountered risks associated with maintaining large cash balances.  While we have attempted to invest our cash balances in investments generally considered to be relatively safe, we nevertheless confront credit and liquidity risks.  For example, the Company has invested some of its cash in auction rate securities, which proved to be illiquid when the financial resale markets contracted in February 2008.  Those securities may continue to be illiquid, and there can be no assurance of a return to pre-February 2008 liquidity levels.  We may continue to experience financial losses if these investments remain illiquid.  Additionally, bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts.

3.  TECHNOLOGY RISKS.
•
Our customers’ requirements are increasingly sophisticated.  To be able to continue to offer competitive products and to meet our customers’ requirements, we must continually develop and update our products.  Unexpected costs and delays in development and implementation, and addressing our commitments to various customers, could adversely affect our financial results.

•
The development of software is an inherently difficult process that may result in software bugs that adversely impact a customer’s business.  While we have a testing and beta program and protocol that we implement before the general release of any product, such processes cannot guarantee that the released software will not have any bugs.  Our business could be adversely affected if these problems are significant and not readily resolvable.

•
The manufacturing of our hardware platform is performed primarily by GES, a company in Singapore.  While we believe we have a very good relationship with GES, and while we have not experienced any material manufacturing problems with GES, we cannot be certain that the relationship will remain in force, nor can we be certain that GES will not experience labor or manufacturing challenges in the future, which may include claims of patent infringement with respect to key product components.  Additionally, GES procures many of its components from other third parties who could experience manufacturing or labor issues.  We believe that, if our relationship with GES were to terminate, we could readily replace GES with other contract manufacturers or resell appropriate third-party hardware products in lieu of those manufactured for us by GES.  However, any disruption or interruption of the supply of hardware products from GES could adversely affect our business in the short run.

•
Large customized deployments may be difficult and may result in cost overruns that are not recoverable.  We have certain contracts under which we are required to provide systems and services at a fixed price.  We may be contractually required to absorb costs that may not be recoverable if we underestimate the amount of work required or if we encounter unanticipated technical issues.  This risk can be pronounced given the complexity of some of the systems we install and the size and scope of some of the deployments.  Unanticipated costs that are not recoverable could adversely affect our operations.

•
Our investment in certain technologies may prove to be unsuccessful and may delay our focus on more promising technologies.  As we invest significantly in research and development, there is a risk that we will pursue technology that we ultimately determine is not marketable or does not achieve the desired solution.  In such an event, we may be required to write off our investment, which could have an adverse impact on our operating income.  Moreover, if we are delayed in deploying better technologies, our business also could be adversely affected.

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

•
Hosting of software applications presents increased security and liability risks.  As we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our responsibility for data and system security with respect to data held in the hosting centers increases. While we believe that our current software applications comply with applicable laws and industry security requirements, and while we believe that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the hosting center, we cannot provide absolute assurance that our hosted systems will not be breached, or that all unauthorized access can be prevented.  If a security breach were to occur, a customer, regulatory agency, or other person could seek redress from us, which could adversely affect our business.

4.  RESOURCE AND PERSONNEL RISKS.
•
We could be adversely affected by vendor labor difficulties.  Some of our vendors may have employees who are protected by certain labor laws or who may be members of unions.  We could experience unanticipated manufacturing or supply shortages if any of our key vendors are subject to labor difficulties or work slow-downs or stoppages.

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

•
We are subject to litigation, which may be costly.  As a company that does business with many customers, employees, and vendors throughout the world, we are subject to litigation, including claims made by or against us relating to intellectual property rights and intellectual property licenses.  For example, we recently were subject to an adverse jury determination that we were liable for $7.5 million in damages in connection with the termination of dealer relationships in 2000.  While we are pursuing an appeal in that particular matter, and while we generally take steps to reduce the likelihood that disputes will result in litigation and damages, litigation is very commonplace and could have an adverse effect on our business.

•
We are subject to claims by others that we are infringing their intellectual property rights.  From time to time we receive letters from entities that assert that we are infringing a patent.  In those instances, we assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary.  If we conclude that a license is not necessary, there is a risk that we will be sued; we may also face indirect liability as a result of infringement claims brought against our customers.  There are currently several actions pending in which some of our customers have been sued on such a claim and have sought indemnity from us.  While we do not believe that any of our products and services infringe any patents, we may become involved in additional patent infringement litigation.  We may incur significant legal expenses and, if we are found liable, significant damages in connection with patent infringement litigation.

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

Our worldwide corporate headquarters, including our executive offices, are located in Columbia, Maryland.  We also conduct sales, marketing, customer support, and product development activities at this location.  We lease the entire five-story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation, under a lease that, as amended, terminates on February 29, 2016.  We sublease one of the five floors, consisting of 49,524 square feet, to Motorola, Inc.  The sublease expires March 1, 2010.
In addition to over 50 smaller offices, we lease the following larger facilities (defined, for purposes of this filing, as those locations in which we lease at least 10,000 square feet:

Location	Approximate Size (Square Feet)	Use	Expiration Date	Additional Comments
Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See above

Hanover, Maryland	75,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2015

Cleveland, Ohio	69,200	Sales, marketing, support, product development	February 28, 2014 (we have an early termination right in 2010)	Cleveland is the headquarters for the MICROS Retail group

Neuss, Germany	42,000	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as one of the hub offices for Europe, Africa, and the Middle East

Ann Arbor, Michigan	35,748	Sales, marketing, customer support, product development and product support	Ranges from November 20, 2010 to July 31, 2012	Ann Arbor is the headquarters for the Fry, Inc. subsidiary

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2013	MICROS Retail maintains this office for its XBR loss prevention products, as well as for its CommercialWare products and services.

Boca Raton, Florida	19,755	Sales, marketing, product development, customer support and light assembly	February 29, 2012	Boca Raton is the headquarters for the JTECH subsidiary

Naples, Florida	18,180	Software development	December 31, 2011	Naples is the main site for the development of the Company’s hotel products

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (we have early termination rights in 2012 and 2017)	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Nanterre, France	16,867	Sales, marketing, support	December 31, 2013 (we have an early termination right in 2010)

Buffalo, NY	16,821	Sales, marketing, support	September 15, 2015	We have subleased a portion of this property to another company.

Chicago, Illinois	16,706	Sales, marketing, product development, and hosting	December 31, 2009	Fry, Inc. maintains this office for its hosting services as well as for sales and services.

Sydney, Australia	13,500	Sales, marketing, support, product development	December 14, 2009

Scottsdale, Arizona	12,969	Sales, marketing, support, product development	January 31, 2016	Scottsdale is the headquarters for the HSI division

Mexico, DF	11,946	Sales, marketing, customer support, operations	November 30, 2009

Las Vegas, Nevada	11,930	Sales, marketing, support	July 31, 2010

Huntington Beach, California	10,970	Sales, marketing, support	January 31, 2010

Slough, England (three sites)	25,000	Sales, marketing, support	Ranges from September 29, 2013 to December 31, 2016 (we have some early termination rights during 2009 - 2010)

Singapore	9,367	Sales, marketing, support	September 30, 2009

To satisfy other sales, service and support, and product development needs, we and our subsidiaries lease space in other U.S. cities, including Boston, Cincinnati, Dallas, Denver, Hartford, Houston, Nashville, New Orleans, New York, Pittsburgh, Portland, San Diego, San Francisco, and Seattle, and in numerous cities overseas, including Buenos Aires, Argentina; Hamburg, Germany; Helsinki, Finland; Madrid, Spain; Paris, France; Rome, Italy; São Paulo, Brazil; Stockholm, Sweden; Tokyo, Japan; Toronto, Canada; Vancouver, Canada; Vienna, Austria; and Zurich, Switzerland.  In general, we believe that additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are and have been involved in legal proceedings arising in the normal course of business.

There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although we are not a party to that case, we may have some obligation to indemnify certain of the defendants who are our customers, based on the terms of our contracts with those customers.  The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions.  The defendants include approximately 107 individual retailers, 13 of whom are our customers for retail point-of-sale software.   We are currently providing indemnity coverage to five of the defendants who are our customers in accordance with applicable provisions of the contracts between us and those customers.  Through June 30, 2009, our legal fees with respect to indemnity coverage for this matter have not been material, and we do not anticipate that our future indemnification obligations will be material.  The case was subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.  On July 14, 2009, the United States Patent and Trademark Office issued a Reexamination Certificate upholding the validity of the patent and the plaintiff moved the Court to lift the stay.  As the patent is the subject of another lawsuit that is significantly further along in the litigation process than this case, the defendants are opposing the plaintiff’s motion and have also filed a cross-motion to continue the stay.  Should the case proceed, we will vigorously defend the action and assert all available defenses and arguments.  In any event, based on currently available information, we do not believe that our products infringe the patent.
Heartland Payment Systems, Inc., has filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC.  In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws.  Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS point-of-sale software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services.  Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief.  We and the other defendants have filed answers to the complaint, in which we and the other defendants have denied all material allegations.  We have also asserted counterclaims, alleging that Heartland has engaged in tortious activity by defaming and libeling us and by improperly interfering with our customer contracts and customer relationships.  Heartland has filed answers to the counterclaims denying all material allegations.  The case is currently in the discovery phase, and no trial date has been set in this matter.

On May 22, 2008, a jury returned verdicts totaling $7.5 million against us in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between us and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There are no other litigation matters relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that we and certain of our subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that we were liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  We and the plaintiffs have appealed the verdicts on various grounds.  The initial briefs for the appeals are due in September 2009. We have established only an immaterial reserve for any potential liability relating to these matters, as we believe that we have raised and can present strong arguments to reverse the verdicts, and therefore believe that an unfavorable outcome in these cases is not probable. Nevertheless, even if the verdicts were not reversed or reduced as a result of the post-trial motions or any subsequent appeals, we are of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on our financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

STOCK PERFORMANCE GRAPH
The following line graph compares the cumulative total shareholder return on the Company’s common stock during the past five fiscal years, based on the market price of MICROS Systems, Inc. common stock, with the cumulative total yearly return of the S&P 500 Index, and with the S&P Application Software composite index.  The graph assumes $100 invested on June 30, 2004 in MICROS Systems, Inc. common stock, and an identical amount in the S&P 500 Index and the S&P 500 Application Software composite index, and assumes the reinvestment of dividends.

Shareholder Returns
Company/Index	June 2005	June 2006	June 2007	June 2008	June 2009
MICROS Systems, Inc.	$186.57	$182.11	$226.81	$254.24	$211.13
S&P 500 Index	$106.32	$115.50	$139.28	$121.01	$89.28
S&P 500 Application Software	$114.86	$125.07	$151.38	$134.66	$105.47

PRICE RANGE OF COMMON STOCK
The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MCRS.  As of August 21, 2009, there were 31,357 record holders of the Company’s common stock, $.00625 par value.
The following table shows the range of sales prices for the periods indicated, as reported by NASDAQ.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2009
High	$34.41	$27.17	$20.17	$28.65
Low	$22.98	$13.34	$13.47	$18.45
Fiscal Year Ended June 30, 2008
High	$33.30	$37.49	$37.35	$36.64
Low	$26.45	$30.29	$26.33	$28.40

The Company has never paid a cash dividend and has no current intention to pay any cash dividends.  Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock.  The Company is a party to two credit agreements expiring on July 31, 2010, which restrict the payment of dividends other than stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 “Line of Credit,” in the notes to the Consolidated Financial Statements included in this report).

PURCHASES OF COMPANY STOCK
In July 2008 the Board of Directors authorized the purchase of two million shares of our common stock (the “2009 Plan”).  Subsequent to year-end, on August 25, 2009, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.
We have incurred an aggregate of approximately $0.2 million in fees in the aggregate related to all stock purchase plans.  As of July 31, 2009, approximately 0.9 million additional shares are available for purchases under the 2009 Plan.  During the fourth quarter of fiscal year 2009, our stock purchases under the 2009 Plan were as follows:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program

04/01/09 – 04/30/09	—	N/A	—	1,542,600
05/01/09 – 05/31/09	—	N/A	—	1,542,600
06/01/09 – 06/30/09	260,400	$26.15	260,400	1,282,200
	260,400	$26.15	260,400	1,282,200

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2009 (1)	2008 (1)	2007 (1)	2006	2005
Statement of Operations Data:
Revenue	$911,847	$954,184	$785,727	$678,953	$597,264
Income from operations (2)	$143,815	$139,303	$110,588	$91,277	$78,875
Net income (2)	$99,297	$101,284	$79,988	$63,528	$53,660
Net income per diluted share (2), (5):
Basic	$1.22	$1.23	$1.00	$0.82	$0.72
Diluted	$1.21	$1.21	$0.97	$0.78	$0.67

Balance Sheet Data:
Working capital (3)	$421,016	$392,939	$344,566	$253,121	$190,436
Total assets	$1,024,086	$1,003,006	$846,756	$647,857	$547,228
Line of credit	$1,090	$989	$2,308	$2,134	$2,387
Shareholders’ equity	$723,447	$673,016	$551,133	$417,116	$345,171
Book value per share (4), (5)	$9.00	$8.32	$6.80	$5.35	$4.47

Additional Data:
Weighted average number of common shares outstanding:
Basic	80,486	81,546	79,978	77,383	75,029
Diluted	81,461	83,346	82,581	81,248	79,607

(1)
Fiscal years ended June 30, 2009, 2008 and 2007 include approximately $13.9 million ($9.8 million, net of tax or $0.12 per diluted share), $17.2 million ($13.1 million net of tax or $0.16 per diluted share) and $14.0 million ($11.1 million net of tax or $0.14 per diluted share), respectively, in non-cash share-based compensation expense.  See Note 3 “Share-based Compensation” in the Notes to Consolidated Financial Statements.

(2)
Fiscal year ended June 30, 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory provision reflecting adjustments to the Company’s cost structure in response to recent lower sales volume in certain of the Company’s locations affecting both of its reportable segments.  The fiscal year 2009 data also includes an other-than-temporary impairment of approximately $1.3 million for long-term investments. See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements.

(3)	Current assets less current liabilities.
(4)	Calculated as shareholders’ equity divided by common stock outstanding at June 30.
(5)	Fiscal years ended June 30, 2005, 2006 and 2007 retroactively adjusted to reflect February 2008 two-for-one stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We are organized and operate in four operating segments:  U.S., Europe, the Pacific Rim, and Latin America regions.  For the purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information, we have identified our U.S. operating segment as a separate reportable segment and we have aggregated our three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics.  Our management views the U.S. and international segments separately in operating our business, although the products and services are similar for each segment.

As further described in Note 18 “Quarterly Financial Information (Unaudited)” to the Consolidated Financial Statements, we revised to correct our unaudited consolidated balance sheets and unaudited consolidated statements of cash flows for each of the first three quarters in fiscal year 2009, to change the classification of certain marketable securities from cash and cash equivalents to short-term investments.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those that impact revenue recognition, share-based compensation, capitalized software, intangible assets, investments, allowance for doubtful accounts, allowance for obsolescence and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.
The following comprise the critical accounting estimates that we used in the preparation of our consolidated financial statements.

Revenue recognition
Revenue is generated from the sale of software licenses, hardware, services and support and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability of the related receivable is probable.  Revenue recognition is governed by various accounting principles, including Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and in some cases, SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,”  among others.  The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes hardware, software and services or a combination of these items.
Our revenue recognition involves judgment, including estimates of fair value in arrangements that contain multiple elements, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.  In making these judgments we analyze various factors, including the nature and terms of the specific transaction, the nature and terms of comparable transactions, the credit-worthiness of our customers, our historical experience , accuracy of prior estimates and overall market and economic conditions.  Changes in judgments related to these items, or a deterioration in market or economic conditions deteriorate, could materially impact the timing and amount of revenue and costs recognized.

Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments and for limited circumstances when the customer disputes the amounts due to us.  Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could affect our financial results in future periods.  As of June 30, 2009 and 2008, accounts receivable totaled approximately $157.5 million and $192.4 million, net of an allowance for doubtful accounts of approximately $32.1 million and $28.3 million, respectively.  Additionally, bad debt expenses for the fiscal years 2009, 2008 and 2007 were approximately $8.3 million, $7.1 million and $3.4 million, respectively.

Inventory
Inventory is stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out pricing method.  We maintain a reserve for obsolescence for inventory in the amount of approximately $11.4 million and $11.5 million as of June 30, 2009 and 2008, respectively.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items to evaluate obsolescence and excessive quantities.  Nevertheless, changes in business trends, competition and other factors not apparent when we make our estimates of inventory obsolescence could result in the need to undertake additional inventory write-offs in future periods.

Financial instruments and fair value measurements
All of our short-term investments are recorded at fair value, which approximates cost.  Our investments in auction rate securities (debt instruments with long-term scheduled maturities and periodic interest rate reset dates, classified as long-term investments in the accompanying consolidated balance sheets,) as discussed below, are carried at fair value.
We periodically review to identify and evaluate each investment that has an unrealized loss.  Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income.   Prior to April 1, 2009, any unrealized loss identified as other-than-temporary would have been recorded directly in the consolidated statements of operations.  Effective upon our adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other –Than-Temporary Impairments,” on April 1, 2009, other-than-temporary “credit loss” (loss due to security issuer’s credit risk) is recognized in the consolidated statements of operations, while other-than-temporary impairment loss related to factors other than credit loss, net of tax, is recognized in accumulated other comprehensive income.
We estimate the extent to which other-than-temporary credit loss or non-credit loss was applicable to our investments in auction rate securities.  The factors considered in classifying the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) our intent to hold each investment until recovery, the likelihood that we will not be required to sell the security prior to recovery and our expectation of recovery of the entire amortized cost basis of the security and (e) the existence of any evidence of default by the issuer.  Applying these factors entails significant judgment and considerable uncertainty.  Because there does not exist a liquid market or negotiated transaction history with regard to the auction rate securities, we engaged an independent valuation firm to perform a valuation of our investments in auction rate securities at June 30, 2009 and 2008.  We reviewed and agreed with this valuation.
As of June 30, 2009 and 2008, we held approximately $57.8 million and $65.2 million, respectively, in auction rate securities.  As of June 30, 2009, these investments were impaired by approximately $6.5 million, of which approximately $1.3 million of the impairment losses were determined to be other-than-temporary credit losses and recorded in our consolidated statements of operations for the fiscal year ended June 30, 2009.  The remaining impairment losses of approximately $5.2 million (approximately $3.2 million, net of tax) have been recorded in accumulated other comprehensive income as of June 30, 2009.  As of June 30, 2008, there were temporary unrealized losses of approximately $4.2 million (approximately $2.7 million, net of tax) on these investments which were recorded in accumulated other comprehensive income.  We had no realized gains or losses related to the sale or redemption of our investments in auction rate securities during the three fiscal years ended June 30, 2009.  See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements for further detail.
  A change in factors, including economic conditions, rates of default with respect to the obligations underlying the securities, our liquidity needs, and a variety of other factors may cause our future valuation results to differ, in which case our financial results in future periods could be affected significantly.

Capitalized software development costs
Costs incurred in the research and development of new software products to be licensed to others, primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established.  The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and ends when the product is available for general release to customers, at which time amortization of the capitalized software development costs begins.  Technological feasibility is established when the product reaches the working model stage.  The cost of purchased software is also capitalized.
Annual amortization of capitalized software development costs is included in software cost of sales.  For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product.  If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, our future financial results could be materially affected if we are required to take a significant write off of capitalized software development costs or to accelerate amortization.  Amortization expenses for the fiscal years 2009, 2008 and 2007 were approximately $7.7 million, $9.4 million and $8.4 million, respectively.
During the fiscal years 2009 and 2008, we wrote off approximately $0.8 million and $0.7 million in capitalized software costs, respectively.  No capitalized software costs were written off in fiscal year 2007.

Valuation of long-lived assets and intangible assets
We evaluate long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  When indicators of impairment are present, we compare the fair value of the asset groups, based on the undiscounted cash flows the asset groups are expected to generate (or market value, if available), to the net book value of the asset groups.  If the fair value is less than the net book value, the asset group is impaired and we recognize an impairment loss equal to the excess of the net book value over the fair value.

The process of evaluating the potential impairment of long-lived assets including finite-lived purchased intangible assets is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the asset groups for the purposes of our analyses, we make estimates and judgments about the future cash flows of these asset groups.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the Company.  A change in assumptions and estimates in future periods could cause us to determine that asset groups are impaired, resulting in a significant charge in future periods.

Goodwill and indefinite-lived intangible assets

SFAS 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets. In accordance with SFAS 142, we assess annually, in the first quarter of the fiscal year, whether goodwill and certain of our trademarks, which are our only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units (our four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America) to their book value.  The fair value of each reporting unit is determined based on a weighting of future income approach (i.e., discounted future income) and market approach (i.e., comparison to the purchase and sale of similar assets in the relevant industry).  If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired.  If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.
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
The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purposes of our annual or interim analyses, we make estimates and judgments about the future cash flows of these businesses.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units and factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.  We also consider our market capitalization on the date the analysis is performed.   A determination that goodwill or intangible assets are impaired (which could result from a change in our assumptions) could result in a significant charge in future periods.  As of June 30, 2009 and 2008, goodwill totaled approximately $190.7 million and $159.7 million, respectively.

Share-based compensation
We account for our option awards granted under our stock option program in accordance with SFAS No. 123(R), “Share-Based Payment”.  The estimated fair value of option awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expenses, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations.
We value stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  Therefore, we are required to input highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in the option pricing model.  Expected volatility is based on historical stock prices.  The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  For this purpose, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  Total expense recorded from period to period can be significantly different depending on several variables, including the number of options granted, any changes to assumptions such as pre-vesting cancellations and the estimated fair value of those vested awards.

Income taxes
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.  If we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which the determination is made.  Our deferred tax assets and liabilities could be materially affected if, based on subsequent events, we determine that we must derecognize or recognize a tax position.  Such a change also could materially affect our annual tax rate in the year in which the change occurs.

Although we are profitable on a consolidated basis, we have incurred losses in certain foreign jurisdictions.  We applied valuation allowances in some circumstances where the prospects of realizing the benefit of net operating loss carryforwards are subject to uncertainty.  The determination of the likelihood of realizing this tax benefit requires significant judgment in some instances, and actual results of our operating subsidiaries, particularly certain international subsidiaries, could result in material adjustments to our deferred tax assets or liabilities, and changes in our annual tax rate in the year in which the adjustments occur.
Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.  The net unrecognized income tax benefits as of June 30, 2009 and 2008 were approximately $18.1 million and $17.4 million, including interest and penalties of approximately $2.6 million and $2.3 million, respectively.  Significant judgment is required in determining our tax positions and evaluating uncertainties relating to these positions.

RESULTS OF OPERATIONS
During the three fiscal years ending June 30, 2009, we acquired several businesses and accordingly, our results include activities from the acquired businesses from their respective acquisition dates.  See Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.
All references to share data have been retroactively adjusted to reflect the two-for-one stock split effective February 5, 2008.

Comparison of Fiscal Year 2009 to Fiscal Year 2008

Revenue
An analysis of the sales mix by reportable segments is as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$107,960	$131,712	$102,716	$134,253	$210,676	$265,965
Software	48,523	60,012	86,322	98,687	134,845	158,699
Service	277,999	224,734	288,327	304,786	566,326	529,520
Total Revenue	$434,482	$416,458	$477,365	$537,726	$911,847	$954,184

An analysis of the total sales mix as a percent of total revenue is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008
Hardware	23.1%	27.9%
Software	14.8%	16.6%
Service	62.1%	55.5%
Total	100.0%	100.0%

For fiscal year 2009, total revenue was approximately $911.8 million, a decrease of approximately $42.3 million, or 4.4% compared to the fiscal year 2008 due to the following:
•	The unfavorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, negatively affected total revenue by approximately $54.1 million;
•
Hardware and software revenue, without giving effect to currency translation, decreased by 16% and 9%, respectively, compared to fiscal year 2008.  We believe these decreases were due to a slow-down in demand from our customers as a result of adverse U.S. and global economic conditions.

•
The decreases noted above were offset partially by additional services revenue generated by Fry, a company that we acquired in August 2008, and an additional 5% increase in services revenue compared to fiscal year 2008, without giving effect to currency translation.

The international segment revenue for the fiscal year ended June 30, 2009 decreased by approximately $60.4 million compared to the fiscal year 2008.  The unfavorable foreign currency exchange rate fluctuations negatively affected total revenue by approximately $54.1 million.  The hardware and software revenues, without giving effect to foreign currency translation adjustment, decreased 15% and 3%, respectively, both compared to fiscal year 2008.  We believe the decreases in hardware and software revenues were due to a slowdown in demand from our customers because of adverse global economic conditions.  The decreases in hardware and software revenues were partially offset by a 5% increase in services revenue, without giving effect to foreign currency translation, compared to fiscal year 2008.  The increase in services revenue was due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).

U.S. segment revenue increased approximately $18.0 million for the fiscal year ended June 30, 2009 compared to the fiscal year 2008.  The increase was primarily the result of additional services revenue generated as a result of the acquisition of Fry in August 2008 and the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).  This increase was partially offset by 18% decrease in hardware and 19% decrease in software revenues, both compared to fiscal year 2008.  We believe these decreases were due to a slowdown in demand from our customers because of adverse U.S. and global economic conditions.

Cost of Sales
An analysis of the cost of sales is as follows:
	Fiscal Year Ended June 30,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$135,775	64.4%	$171,779	64.6%
Software	27,244	20.2%	33,252	21.0%
Service	264,883	46.8%	247,954	46.8%
Total Cost of Sales	$427,902	46.9%	$452,985	47.5%

For fiscal year 2009, cost of sales as a percent of revenue decreased 0.6% to 46.9% compared to fiscal year 2008.  Hardware cost of sales as a percent of related revenue decreased primarily as a result of a lower freight costs as compared to fiscal year 2008.  This decrease was partially offset by an increase in inventory provision of approximately $1.3 million, including, approximately $0.7 million related to potentially obsolete products resulting from adjustments to our cost structure in one of our locations.  Software cost of sales as a percent of related revenue decreased primarily due to a lower cost of sales on our sale of third party software and a decrease in capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to fiscal year 2008.  Service cost of sales as a percent of related revenue was constant compared to fiscal year 2008.  The foreign currency exchange rate fluctuations decreased our cost of sales for the fiscal year 2009 by approximately $29.9 million.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased approximately $26.7 million compared to fiscal year 2008 to approximately $280.0 million.  As a percent of revenue, SG&A expenses decreased 1.4% to 30.7% compared to 32.1% in fiscal year 2008 primarily due to:
•	Our ability to manage our variable costs, mainly our compensation related expenses; and,
•
Non-cash share-based compensation expense, included in SG&A expenses, for fiscal year 2009 was approximately $13.1 million compared to approximately $16.2 million for fiscal year 2008.  See “Share-Based Compensation Expenses” below for further information.

The decreases in SG&A noted above were partially offset by:
•
Approximately $3.1 million in restructuring charges in fiscal year 2009, primarily reflecting adjustments to our cost structure to reflect recent lower sales volume in certain of our locations.  The charge includes approximately $1.5 million in employee related costs and approximately $1.6 million in occupancy related costs for certain of our facilities that we have vacated.

•	Our fixed costs represented a higher % to revenue due to lower revenue in fiscal year 2009 as compared to fiscal year 2008; and,
•	An increase in our bad debt expenses of approximately $1.3 million, due to adverse U.S. and global economic conditions.

The foreign currency exchange rate fluctuations decreased our SG&A expenses for the fiscal year 2009 by approximately $15.6 million compared to fiscal year 2008.

Research and Development (“R&D”)
R&D expenses consist primarily of labor costs less capitalized software development costs.  An analysis of R&D activities is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008
R&D labor and other costs	$43,100	$42,048
Capitalized software development costs	(470)	(1,919)
Total R&D expenses	$42,630	$40,129
% of Revenue	4.7%	4.2%

Foreign currency exchange rate fluctuations decreased our R&D expenses for fiscal year 2009 by approximately $1.0 million.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for fiscal year 2009 increased approximately $2.4 million compared to fiscal year 2008 to approximately $17.5 million.  The increase is primarily due to additional depreciation expenses on capital expenditures since June 30, 2008 and the acquisition of Fry.  These increases were partially offset by foreign currency exchange rate fluctuations which decreased depreciation and amortization expenses for the fiscal year 2009 by approximately $0.9 million.

Share-Based Compensation Expenses
For fiscal years 2009 and 2008, we recognized non-cash share-based compensation expense of approximately $13.9 million and $17.2 million, respectively.  The SG&A expenses and R&D expenses discussed above include the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008
SG&A	$13,108	$16,213
R&D	792	1,016
Total non-cash share-based compensation expense	13,900	17,229
Income tax benefit	(4,100)	(4,083)
Total non-cash share-based compensation expense, net of tax benefit	$9,800	$13,146
Impact on diluted net income per share	$0.12	$0.16

The non-cash share-based compensation expense allocated to SG&A for the 2009 and 2008 fiscal years include approximately $0.8 million and $3.2 million, respectively, related to the grant of options during those fiscal years to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos.  In accordance with the terms of our option plan, as he is over the retirement age of 62, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement.  Although Mr. Giannopoulos has not retired, we expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options.
As of June 30, 2009, there was approximately $13.4 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.8 years.

Income from Operations
Income from operations for fiscal year 2009 increased approximately $4.5 million, or 3.2%, to approximately $143.8 million, compared to fiscal year 2008.  The increase is mainly due to our ability to manage our variable costs, mainly our compensation related expenses.  Foreign currency exchange rate fluctuations decreased our income from operations for the fiscal year 2009 by approximately $6.7 million.

Non-operating Income (Expense)
Net non-operating income for fiscal year 2009 was approximately $6.0 million compared to approximately $15.0 million for fiscal year 2008.  The decrease of approximately $9.0 million reflects:
•	A decrease in interest income of approximately $6.0 million due to overall lower interest earned on cash and cash equivalents and investments (short-term and long-term) balances;
•	The credit based other-than-temporary impairment losses of approximately $1.3 million for investments in auction rate securities classified as long-term investments on our consolidated balance sheets.
•
The inclusion in fiscal year 2008 of non-operating income of approximately $1.7 million for a grant received in fiscal year 2008 from the Irish Development Authority related to the number of jobs we created in Ireland.

•	A partially offsetting $1.1 million decrease in the foreign currency exchange transaction loss from approximately $1.4 million in fiscal year 2008 to approximately $0.3 million in fiscal year 2009.

Income Tax Expense
The effective tax rates for fiscal years 2009 and 2008 were 32.8% and 33.8%, respectively.  The effective tax rates for the fiscal years 2009 and 2008 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to final settlement of certain tax audits resulting in a decrease of certain unrecognized tax positions, tax benefits realized upon the expiration of statutes of limitations, the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and the phase-in of the deduction for domestic production activities.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, valuation allowances, other non-deductible compensation items, non-deductible foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.
The decrease in the effective tax rate for fiscal year 2009 as compared to fiscal year 2008 was primarily attributable to the final settlement of certain tax audits, and the expiration of statutes of limitations resulting in a decrease of certain unrecognized tax positions and other non-deductible compensation.

Effective July 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, and classification of the effect of a tax position, recognition of interest and penalties, accounting in interim periods, and disclosure.  The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties of $0.3 million, was recorded as a reduction to retained earnings and an increase in income taxes payable.
We recorded net unrecognized income tax benefits of approximately $18.1 million and $17.4 million, including accrued interest and penalties of approximately $2.6 million and $2.3 million at June 30, 2009 and 2008, respectively.  We have recognized approximately $0.7 million of interest expense for each of the fiscal years 2009 and 2008.  The non-current portion of the net unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date.  If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate.
We have reviewed our uncertain income tax positions in accordance with FIN 48.  We have recognized a decrease of certain unrecognized tax positions in fiscal year 2009 due to the expiration of statutes of limitations and final settlement of certain tax audits for tax years 1999 to 2006, which resulted in a reduction of income tax expense of approximately $3.1 million, and impacted the effective income tax rate.  We estimate that within the next 12 months, we will decrease the unrecognized income tax benefits by approximately $0.5 million to $1.5 million due to the expiration of statues of limitations and settlement of issues with tax authorities, which we believe would increase earnings as a result of the impact of decreased unrecognized tax benefits on the effective tax rate.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Further, over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities for unrecognized tax benefits.
We historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense.  We have maintained this practice following our adoption of FIN 48.
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

Net Income and Diluted Net Income per Common Share
Net income for fiscal year 2009 decreased approximately $2.0 million, or 2.0%, to approximately $99.3 million, compared to fiscal year 2008.  The decrease is mainly due to an overall decrease in sales volume and overall lower interest earned on our cash and cash equivalents and short-term investments.  These decreases were substantially offset by our ability to manage our variable costs, mainly our compensation related expenses, and a decrease in non-cash share-based compensation expense, all of which are explained above in more detail.  Foreign currency exchange rate fluctuations decreased our net income for fiscal year 2009 by approximately $6.1 million.
Diluted net income per share for fiscal year 2009 and 2008 was $1.21 per diluted share.

Comparison of Fiscal Year 2008 to Fiscal Year 2007

Revenue
An analysis of the sales mix by reportable segments was as follows (amounts were net of intersegment eliminations, based on location of the selling entity, and include export sales):

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

For fiscal year 2008, total revenue was approximately $954.2 million, an increase of approximately $168.5 million, or 21.4% compared to the fiscal year 2007, of which approximately $44.6 million was a result of favorable foreign currency exchange rate fluctuations, mainly between the Euro and the U.S. dollar.  The increase in total revenue was a result of the following:
•
An approximately $110.5 million or 26.4% increase in our service revenue primarily resulted from expansion of our customer base and increase in the volume of our support services that reflects increased recurring support revenue from existing customers.  The increase in our recurring support revenue contributed 52.3% and the increase in our installation revenue relating to the expansion of our customer base contributed 27.1% of the service revenue increase.  Additionally, approximately $25.3 million of the increase in our service revenue was due to favorable foreign currency exchange rate fluctuations;

•
An approximately $32.1 million or 13.7% increase in our hardware revenue primarily resulted from an overall sales volume increase, including an increase in combined sales of our Workstation 4 and Workstation 5.  Workstation 5 was released in October 2007.  Additionally, approximately $11.1 million of the increase in our hardware revenue was due to favorable foreign currency exchange rate fluctuations; and,

•
An approximately $25.9 million or 19.5% increase in our software revenue primarily resulted from an overall sales volume increase, including a $7.5 million increase in sales of our Opera suite of products.   Additionally, approximately $8.2 million of the increase in our software revenue was due to favorable foreign currency exchange rate fluctuations.

The international segment revenue for fiscal year 2008 increased approximately $116.1 million, reflecting the following:
•	An approximately $72.5 million or 31.2% increase in our service revenue, of which approximately $25.3 million was due to favorable foreign currency exchange rate fluctuations;
•	An approximately $27.0 million or 25.2% increase in our hardware revenue, of which approximately $11.1 million was due to favorable foreign currency exchange rate fluctuations; and,
•	An approximately $16.6 million or 20.2% increase in our software revenue, of which approximately $8.2 million was due to favorable foreign currency exchange rate fluctuations.
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

For fiscal year 2008, cost of sales as a percent of revenue decreased 0.1% to 47.5% compared to fiscal year 2007.  Hardware cost of sales as a percent of related revenue increased primarily as a result of a less favorable sales mix (i.e., the sales generated from products with lower margin represented higher percentage of total hardware sales) and an increase in our freight costs compared to fiscal year 2007.  Software cost of sales as a percent of related revenue decreased primarily due to a favorable sales mix, combined with lower cost of sales on the our sale of third party software sale compared to fiscal year 2007.  For fiscal year 2008, we also were able to increase leverage of our software amortization expense (included in software cost of sales) as a result of an increase in total software revenue compared to fiscal year 2007.
Service cost of sales as a percent of related revenue increased compared to fiscal year 2007 primarily due to an increase in our travel costs.
The foreign currency exchange rate fluctuations increased our cost of sales for the fiscal year 2008 by approximately $22.6 million.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses, as a percent of revenue, decreased 0.3% to 32.1% compared to 32.4% in fiscal year 2007 primarily due to our ability to leverage our costs, mainly our compensation related expenses, against increased total revenue, despite increases in our bad debt expenses and travel expenses.  The foreign currency exchange rate fluctuations increased our SG&A expenses for the fiscal year 2008 by approximately $12.2 million.  Additionally, SG&A expenses included non-cash share-based compensation expense of approximately $16.2 million for fiscal year 2008 compared to approximately $13.2 million for fiscal year 2007.  The fiscal year 2008 non-cash share-based compensation expense allocated to SG&A included a grant of options to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, during fiscal year 2008.  See “Share-Based Compensation Expenses” below for further information.

Research and Development (“R&D”)
R&D expenses consist primarily of labor costs less capitalized software development costs.  An analysis of R&D activities was as follows:
	Fiscal Year Ended June 30,
(in thousands)	2008	2007
Total R&D labor and other costs	$42,048	$35,859
Capitalized software development costs	(1,919)	(1,974)
Total R&D expenses	$40,129	$33,885
% of Revenue	4.2%	4.3%

The increases in total R&D incurred and total R&D expenses of approximately $6.2 million were primarily due to increased spending on our retail software products.  The foreign currency exchange rate fluctuations increased our R&D expenses for the fiscal year 2008 by approximately $1.1 million.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for fiscal year 2008 increased approximately $2.4 million to approximately $15.1 million compared to fiscal year 2007.  The increase was primarily due to additional depreciation expenses on capital expenditures since June 30, 2007 and recent acquisitions.  Additionally, foreign currency exchange rate fluctuations increased depreciation and amortization expenses for the fiscal year 2008 by approximately $0.6 million.

Share-Based Compensation Expenses
For fiscal years 2008 and 2007, we recognized non-cash share-based compensation expenses adjusted for expected pre-vesting forfeitures of approximately $17.2 million and $14.0 million, respectively.  The SG&A and R&D expenses discussed above included the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2008	2007
SG&A	$16,213	$13,243
R&D	1,016	753
Total non-cash share-based compensation expense	17,229	13,996
Income tax benefit	(4,083)	(2,884)
Total non-cash share-based compensation expense, net of tax benefit	$13,146	$11,112
Impact on diluted net income per share	$0.16	$0.14

The non-cash share-based compensation expense allocated to SG&A for fiscal year 2008 included approximately $3.2 million related to grant of options to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos, during fiscal year 2008.  In accordance with the terms of our option plan, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement, as he was over the retirement age of 62.  Although Mr. Giannopoulos had not retired, we expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options.  The non-cash share-based compensation expenses allocated to SG&A for fiscal year ended June 30, 2007 included a one-time charge of approximately $0.7 million resulting from an accelerated vesting of unvested options due to the death of an officer of the Company.  Under our stock option plan, options immediately vest upon death.
As of June 30, 2008, there was approximately $22.7 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost was expected to be recognized over a weighted-average period of 1.85 years.

Income from Operations
Income from operations for fiscal year 2008 increased approximately $28.7 million, or 26.0%, to approximately $139.3 million, compared to fiscal year 2007.  The increase was mainly due to an overall increase in sales volume coupled with the improvement in our margins, partially offset by approximately $3.2 million increase in non-cash share-based compensation expense, described above.  The foreign currency exchange rate fluctuations increased our income from operations for the fiscal year 2008 by approximately $8.1 million.

Non-operating Income (Expense)
Net non-operating income for fiscal year 2008 was approximately $15.0 million compared to approximately $11.1 million for fiscal year 2007.  The increase of approximately $4.0 million reflected:
•	An increase in interest income of approximately $4.4 million was due to overall higher cash and cash equivalents and investment (short-term and long-term) balances;
•
Approximately $1.7 million for a grant payment received related to the number of jobs we created in Ireland.  Specifically, the Irish Development Authority paid MICROS a fee for having engaged and retained employees in the MICROS help desk and support center in Ireland; and,

•
A partially offsetting increase in the foreign exchange transaction loss of approximately $1.0 million to a loss of approximately $1.4 million for fiscal year 2008 compared to a loss of approximately $0.4 million for fiscal year 2007.

Income Tax Expense
The effective tax rates for fiscal years 2008 and 2007 were 33.8% and 33.5%, respectively.  The effective tax rates for the fiscal years 2008 and 2007 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the increased proportion of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and from the phase-in of the deduction for domestic production activities.  These benefits were partially offset by the non-deductible nature of certain non-cash share-based compensation items, other non-deductible compensation items, foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.  See “Income Tax Expense” in the “Comparison of Fiscal Year 2009 to Fiscal Year 2008” discussion above for information on the effect of our adoption of FIN 48.
The cumulative effect of adopting FIN 48, effective July 1, 2007, of approximately $2.6 million, including interest and penalties of $0.3 million, was recorded as a reduction to retained earnings and an increase in net income taxes payable.  We had net unrecognized income tax benefits of approximately $17.4 million and $10.9 million, including interest and penalties of approximately $2.3 million and $1.6 million at June 30, 2008 and July 1, 2007, respectively.  We recognized approximately $0.7 million of interest expense for the fiscal year 2008.

Net Income and Diluted Net Income per Common Share
Net income for fiscal year 2008 increased approximately $21.3 million, or 26.6%, to approximately $101.3 million, compared to fiscal year 2007.  The increase was mainly due to an overall increase in sales volume coupled with an improvement in our margins, and partially offset by the approximately $3.2 million (approximately $2.0 million net of tax) increase in non-cash share-based compensation expense all of which were explained above in more detail.  The foreign currency exchange rate fluctuations increased our net income for the fiscal year 2008 by approximately $6.2 million.
Diluted net income per share for fiscal year 2008 increased $0.24 per share, or 24.7%, to $1.21 per diluted share, compared to fiscal year 2007.  Diluted net income for fiscal year 2008 was negatively impacted by $0.16 per diluted share for non-cash share-based compensation expense compared to $0.14 per diluted share for fiscal year 2007.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements
FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1
On April 1, 2009, we adopted FASB Staff Positions (“FSP”) FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.  These FSPs are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods.  As a result of adopting these FSPs, we recognized other-than-temporary credit based impairment losses of approximately $1.3 million related to our investments in auction rate securities and have recorded the losses in the consolidated statement of operations for the fiscal year ended June 30, 2009.  Adoption of these FSPs also expanded our associated disclosures.
SFAS 157
On July 1, 2008, we adopted SFAS 157, “Fair Value Measurements”, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  See Note 2 “Financial Instruments and Fair Value Measurements.”
SFAS 159
On July 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement provided us with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  As of June 30, 2009, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted
SFAS 167
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which is effective for us beginning July 1, 2010.  This statement amends FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51,” to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.
FSP FAS 142-3
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which is effective for us beginning July 1, 2009.  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  The statement is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.
SFAS 141(R)
In December 2007, the FASB issued SFAS 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which is effective for business combinations with acquisition dates beginning July 1, 2009.   This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business.  SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.
SFAS 160
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51,” which is effective for us beginning July 1, 2009.  This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  The statement establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
The Company’s consolidated statement of cash flows summary for fiscal years is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$165,912	$163,648	$114,766
Investing activities	(193,219)	(15,845)	(143,502)
Financing activities	(37,195)	(37,463)	31,146

Operating activities:
Net cash provided by operating activities for fiscal year 2009 increased approximately $2.3 million compared to fiscal year 2008 which was primarily due to a decrease in net operating assets for the fiscal year ended June 30, 2009 compared to fiscal year 2008.
Net cash provided by operating activities for fiscal year 2008 increased approximately $48.9 million compared to fiscal year 2007 primarily due to less cash utilized by accounts receivable in fiscal year 2008 as compared to fiscal year 2007 of approximately $24.9 million and increases in net income of approximately $21.3 million, deferred revenue of approximately $18.1 million and income taxes payable of approximately $12.5 million.  These increases were partially reduced by a decrease of approximately $29.7 million in accrued expenses and other liabilities.
Investing activities:
Net cash used by investing activities for fiscal year 2009 was approximately $193.2 million reflecting approximately $37.2 million used in connection with the acquisition of Fry in August 2008.  Additionally, approximately $13.8 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others.  We used approximately $142.4 million to purchase investments, net of proceeds from sales of investments (including approximately $5.2 million received from the sales of auction rate securities.)

Net cash used by investing activities for fiscal year 2008 was approximately $15.8 million reflecting approximately $16.1 million used in connection with various acquisitions, primarily the acquisition of Check-in Data for which we used approximately $11.5 million.  Additionally, approximately $14.9 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others.  We received approximately $14.9 million from the sale of our investments, net of cash used to purchase of investments.  Included in the sales proceeds was approximately $17.5 million from the sales of auction rate securities.
Net cash used by investing activities for fiscal year 2007 was approximately $143.5 million, primarily as a result of our net investment in auction rate securities of approximately $87.0 million.  We also used approximately $40.5 million in connection with various acquisitions, the most significant of which was the acquisition of RedSky and its various subsidiaries, for which we used approximately $29.8 million.  Additionally, approximately $13.3 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others.
Financing activities:
Net cash used in financing activities for fiscal year 2009 was approximately $37.2 million, reflecting approximately $22.2 million used to purchase our stock, and principal payments of approximately $18.1 million on the line of credit and long-term debt that we assumed as a result of our acquisition of Fry in August 2008.  These amounts were partially offset by proceeds from stock option exercises of approximately $2.9 million and realized tax benefits from stock option exercises of approximately $1.1 million.
Net cash used in financing activities for fiscal year 2008 was approximately $37.5 million, reflecting approximately $74.3 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $27.9 million and realized tax benefits from stock option exercises of approximately $11.0 million.
Net cash provided by financing activities for fiscal year 2007 was approximately $31.1 million, reflecting proceeds from stock option exercises of approximately $35.0 million and realized tax benefits from stock option exercises of approximately $16.8 million, partially offset by approximately $17.9 million used to purchase our stock.
All cash and cash equivalents and short-term investments are being retained for the operation and expansion of the business and the repurchase of our stock.

Capital Resources
We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit.  See Note 7 “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report.  As of June 30, 2009, we had approximately $1.1 million outstanding under the Credit Agreements and had applied approximately an additional $0.4 million to guarantees.
We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the June 30, 2009 exchange rate).  As of June 30, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the June 30, 2009 exchange rate) of the credit facility has been used for guarantees.
As of June 30, 2009, we had approximately $64.5 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of June 30, 2008 was 1.4%
We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.
We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  Based on our expected operating cash flows and sources of cash, we do not believe that any reduction in the liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.  In light of current economic conditions generally and in light of the overall performance of the stock market in recent months, we cannot assume that funds would be available from other sources if required to fund acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2010 will be approximately $13 million.
Financial indicators of our liquidity and capital resources as of June 30, 2009 and June 30, 2008, were as follows:
	As of June 30,
(in thousands, except ratios)	2009	2008
Cash and cash equivalents and short-term investments (1)	$438,936	$381,964
Available credit facilities	$66,403	$66,574
Outstanding credit facilities	(1,090)	(989)
Outstanding guarantees	(778)	(201)
Unused credit facilities	$64,535	$65,384
Working capital (2)	$421,016	$392,939
Shareholders’ equity	$723,447	$673,016
Current ratio (3)	2.60	2.33

(1)
Does not include approximately $57.8 million and $65.2 million invested in auction rate securities, classified as long-term investments in the accompanying consolidated balance sheet as of June 30, 2009 and 2008, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

Inflation
We have not experienced any significant impact as a result of inflation.

Contractual Obligations
The following table summarizes our contractual arrangements at June 30, 2009:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$105,273	$27,572	$36,519	$25,189	$15,993
SERP liability	4,576	96	178	162	4,140
Capital lease obligations	288	151	119	18	—
Total	$110,137	$27,819	$36,816	$25,369	$20,133

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized income tax benefits at June 30, 2009, we are unable to reasonably estimate settlements with taxing authorities.  The above contractual obligations table does not reflect unrecognized income tax benefits of approximately $18.1 million.  See Note 13 “Income Taxes” in the Notes to Consolidated Financial Statements.

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
Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:
•
Item 1, “Business,” statements regarding the future direction of PMS technology and the growth of the Opera suite of products, including expansion of software hosting capabilities, our strategy for product growth in restaurant software, trends in retail software, trends in retailers’ use of Linux-based systems, our global distribution network, acquisition of rights in third party products and designs, the appropriateness of reliance on statutory and common law protections for our intellectual property, the risks associated with third party misappropriation of our intellectual property, competition, labor relations, quarterly results, our belief that a loss of component sources would not materially adversely affect our business, the anticipated impact of fluctuations in interest rates and in currency exchange rates, the evaluation of the need to use financial instruments to hedge against currency risk, the anticipated effect of the U.S. Government exercising a termination for convenience under one or more contracts that we have with the U.S. Government, and our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position;

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

Additional forward-looking statements are contained elsewhere in this report, including in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Such statements include the following:
(i)	our statements about the growth and direction of the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
(ii)	our expectation that product and service margins may decline in response to the competitive nature of our market;
(iii)	our statements regarding the effects of foreign currency rate fluctuations (in particular, Euro and British pound sterling) on our financial performance;
(iv)
our expectations that the customers with whom we do the largest amount of business will fluctuate from year to year, and our statements about the effects of large customer orders on our quarterly earnings, revenues, and total revenues;

(v)	our statements regarding the impact on financial results in future periods if we determine that the financial condition of customers has deteriorated;
(vi)	our statements regarding the impact on financial results in future periods if we misjudge the remaining economic life of a product;
(vii)	our statements concerning the fluctuations in the market price of our common stock, whether as a result of variations in our quarterly operating results or other factors;
(viii)	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;

(ix)	our beliefs about our competitive strengths;
(x)	our expectations regarding effective tax rates in future periods;
(xi)	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;
(xii)	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
(xiii)	our expectations about our capital expenditures for future periods;
(xiv)	our expectations that our exposure to interest rate risk will not materially change in the future;
(xv)	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
(xvi)	our statements about the effects on our revenue recognition as a result of changes to a customers’ delivery requirements or a products’ completion;
(xvii)	our statements regarding our ability to increase sales of our higher margin products;
(xviii)
our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules, and

(xix)	our expectations regarding valuation and liquidity of auction rate securities in which we have invested.

There are a number of important factors that could cause actual results to differ materially from those in the forward looking statements.  These may include: changes in applicable laws and regulations, other activities of governments, governmental agencies, or other regulatory bodies that affect our products, services, or business operations, changes in accounting and auditing rules (and changes in the interpretations of those rules), as well as those matters described in Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and to foreign currency exchange rate risk.  See Foreign Sales and Foreign Market Risks in Part 1 “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for information regarding foreign currency exchange risks.  Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  At June 30, 2009, we had total borrowings of approximately $1.1 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   Management believes that the fair value of the debt equals its carrying value at June 30, 2009 and June 30, 2008.  Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.  As our total borrowing as of June 30, 2009 was approximately $1.1 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of June 30, 2009, and the change in our interest income would not have changed by a material amount for the year then ended.
To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above. See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page 41 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management’s report on internal control over financial reporting is set forth on page 42 of this annual report on Form 10-K and is incorporated by reference herein.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See Part I, Item 1 for information regarding the Company’s Executive Officers.  Other information required by this Item 10 will be set forth in the Company’s Proxy Statement under the captions “Information as to Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” and “Audit Committee” and that information is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,131,662	$21.79	3,116,740
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,131,662	$21.79	3,116,740

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be set forth in the Company’s Proxy Statement under the captions to “Certain Relationships and Related Party Transactions” and “Corporate Governance” and that information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement under the section heading “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Exhibits and Financial Statement Schedule:

(1)  Financial Statements – See the Index to Consolidated Financial Statements on page 41

(2)  Schedule II – See the Index to Consolidated Financial Statements on page 41

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

10(b)(9)*
Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006.

10(b)(10)*
Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.

10(b)(11)*
Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008.

10(c)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal Year ended June 30, 1997.

10(c)(1)*
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998.

10(c)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006.

10(d)*
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

10(d)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006 (see 10(d)(2) above, as Mr. Patz’ amendment is an amendment identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman).

10(e)*	Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle (filed herewith)
10(f)*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
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

10(g)(1)
First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, MSI Delaware, LLC, Micros-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.

10(h)
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

10(i)
Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009.

10(j)	Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd., with an effective date of November 6, 2002 (filed herewith)
14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.
21	Subsidiaries of the Company (filed herewith)
23(a)	Consent of Houlihan Smith & Co., Inc. (filed herewith)
23(b)	Consent of PricewaterhouseCoopers LLP (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith)

*      Management contract or compensatory plan or arrangement.

MICROS Systems, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.

Management’s Annual Report on Internal Control Over Financial Reporting	42

Financial Statements:
Report of Independent Registered Public Accounting Firm	43
Consolidated balance sheets as of June 30, 2009 and 2008	44
Consolidated statements of operations for the fiscal years ended June 30, 2009, 2008 and 2007	45
Consolidated statements of cash flows for the fiscal years ended June 30, 2009, 2008 and 2007	46
Consolidated statements of shareholders’ equity and comprehensive income for the fiscal years ended June 30, 2009, 2008 and 2007	47
Notes to consolidated financial statements	48 - 71

Financial Statement Schedule:
Schedule II – Valuation and qualifying accounts and reserves	72

All other schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of MICROS Systems, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management evaluated the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company’s internal control over financial reporting.  Their opinion on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MICROS Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
August 31, 2009

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$292,257	$377,072
Short-term investments	146,679	4,892
Accounts receivable, net of allowance for doubtful accounts of $32,079 at June 30, 2009 and $28,348 at June 30, 2008	157,479	192,445
Inventory, net	39,783	64,575
Deferred income taxes	20,283	18,724
Prepaid expenses and other current assets	27,238	29,737
Total current assets	683,719	687,445

Long-term investments	57,823	65,216
Property, plant and equipment, net	30,520	29,165
Deferred income taxes, non-current	11,483	7,108
Goodwill	190,739	159,722
Intangible assets, net	17,709	16,168
Purchased and internally developed software costs, net of accumulated amortization of $66,804 at June 30, 2009 and $61,691 at June 30, 2008	25,749	30,846
Other assets	6,344	7,336
Total assets	$1,024,086	$1,003,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,090	$989
Accounts payable	36,647	46,843
Accrued expenses and other current liabilities	104,821	124,913
Income taxes payable	7,999	6,363
Deferred revenue	112,146	115,398
Total current liabilities	262,703	294,506

Income taxes payable, non-current	19,611	18,302
Deferred income taxes, non-current	1,752	2,181
Other non-current liabilities	9,047	8,103
Total liabilities	293,113	323,092

Minority interests and minority ownership put arrangement	7,526	6,898
Commitments and contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 80,310 at June 30, 2009 and 80,898 at June 30, 2008	502	506
Capital in excess of par	127,146	131,517
Retained earnings	579,331	480,777
Accumulated other comprehensive income	16,468	60,216
Total shareholders' equity	723,447	673,016
Total liabilities and shareholders' equity	$1,024,086	$1,003,006

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2009	2008	2007
Revenue:
Hardware	$210,676	$265,965	$233,838
Software	134,845	158,699	132,820
Service	566,326	529,520	419,069
Total revenue	911,847	954,184	785,727
Cost of sales:
Hardware (1)	135,775	171,779	149,085
Software	27,244	33,252	29,531
Service	264,883	247,954	195,600
Total cost of sales	427,902	452,985	374,216
Gross margin	483,945	501,199	411,511
Selling, general and administrative expenses (1)	279,956	306,624	254,317
Research and development expenses	42,630	40,129	33,885
Depreciation and amortization	17,544	15,143	12,721
Total operating expenses	340,130	361,896	300,923
Income from operations	143,815	139,303	110,588
Non-operating income (expense):
Interest income	8,681	14,725	10,319
Interest expense	(895)	(286)	(371)
Other (expense) income, net (2)	(1,759)	597	1,118
Total non-operating income, net	6,027	15,036	11,066
Income before taxes, minority interests and equity in net earnings of affiliates	149,842	154,339	121,654
Income tax provision	49,148	52,167	40,754
Income before minority interests and equity in net earnings of affiliates	100,694	102,172	80,900
Minority interests and equity in net earnings of affiliates	(1,397)	(888)	(912)
Net income (1), (2), (3)	$99,297	$101,284	$79,988

Net income per common share (1), (2), (3), (4):
Basic	$1.22	$1.23	$1.00
Diluted	$1.21	$1.21	$0.97

Weighted-average number of shares outstanding (4):
Basic	80,486	81,546	79,978
Diluted	81,461	83,346	82,581

The details of total other-then-temporary impairment losses (“OTTI”) of long-term investments and a reconciliation to OTTI charge included in other non-operating income (expense) (2):

(in thousands, except per share data)	Fiscal Year Ended June 30, 2009
Total other-than-temporary impairment losses	$1,978
Less: Non-credit based OTTI recognized in other comprehensive income	(712)
Credit based OTTI charge recognized in non-operating income (expense)	$1,266

(1)	For cost of sales, see Note 5 “Inventory”. For selling, general and administrative expenses, see Note 8 “Accrued Expenses and Other Current Liabilities” in Notes to Consolidated Financial Statements.
(2)	See Note 2 “Financial Instruments and Fair Value Measurements” in Notes to Consolidated Financial Statements.
(3)	See Note 3 "Share-based Compensation" in Notes to Consolidated Financial Statements.
(4)	All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$99,297	$101,284	$79,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,544	15,143	12,721
Amortization of capitalized software	7,726	9,385	8,392
Amortization of prior service cost	—	648	—
Provision for losses on accounts receivable	8,339	7,062	3,356
Provision for inventory obsolescence	4,024	2,753	3,157
Other-than-temporary impairment losses on investments	1,266	—	—
Undistributed earnings from equity investment and minority interest	1,397	888	912
Provision for deferred income taxes (benefit)	(3,761)	(1,118)	(2,087)
Net (gain) loss on disposal of property, plant and equipment	169	87	(237)
Share-based compensation	13,900	17,229	13,996
Changes in assets and liabilities (net of impact of acquisitions):
Decrease (increase) in accounts receivable	17,975	(4,316)	(29,278)
Decrease (increase) in inventory	15,740	(15,566)	(1,140)
Decrease (increase) in prepaid expenses and other assets	2,121	423	(9,142)
(Decrease) increase in accounts payable	(9,343)	(168)	5,055
(Decrease) increase in accrued expenses and other current liabilities	(14,717)	(1,632)	28,104
(Decrease) increase in income taxes payable	(911)	11,811	(694)
Increase in deferred revenue	5,146	19,735	1,663
Net cash flows provided by operating activities	165,912	163,648	114,766
Cash flows from investing activities:
Net cash paid for acquisitions	(37,193)	(16,135)	(40,541)
Purchases of property, plant and equipment	(13,361)	(12,944)	(11,279)
Internally developed software	(470)	(1,919)	(1,974)
Disposal of property, plant and equipment	192	227	398
Purchases of short-term investments	(264,998)	(615,686)	(124,718)
Proceeds from sales of short-term investments	122,611	630,612	35,450
Purchases of other investments	—	—	(838)
Net cash flows used in investing activities	(193,219)	(15,845)	(143,502)
Cash flows from financing activities:
Repurchases of common stock	(22,242)	(74,303)	(17,870)
Proceeds from stock option exercises	2,866	27,884	34,966
Realized tax benefits from stock option exercises	1,026	11,018	16,781
Principal payments on line of credit	(18,124)	(1,640)	(3,717)
Proceeds from lines of credit	—	—	1,650
Other	(721)	(422)	(664)
Net cash flows (used in) provided by financing activities	(37,195)	(37,463)	31,146
Effect of exchange rate changes on cash and cash equivalents	(20,313)	26,348	752
Net increase in cash and cash equivalents	(84,815)	136,688	3,162
Cash and cash equivalents at beginning of year	377,072	240,384	237,222
Cash and cash equivalents at end of year	$292,257	$377,072	$240,384

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$120	$137	$89
Income taxes	$51,278	$28,752	$24,561

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Capital		Accumulated
			in		Other
	Common Stock		Excess	Retained	Comprehensive
(in thousands)	Shares (1)	Amount	of Par	Earnings	Income	Total
Balance, June 30, 2006	77,960	$487	$100,723	$302,848	$13,058	$417,116
Comprehensive income:
Net income	—	—	—	79,988	—	79,988
Foreign currency translation adjustments	—	—	—	—	11,623	11,623
Total comprehensive income						91,611
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(5,929)	(5,929)
Minority interest put arrangement	—	—	—	(51)	—	(51)
Share-based compensation	—	—	13,996	—	—	13,996
Stock issued upon exercise of options	3,834	24	34,942	—	—	34,966
Repurchases of stock	(698)	(4)	(17,866)	—	—	(17,870)
Income tax benefit from options exercised	—	—	17,294	—	—	17,294
Balance, June 30, 2007, as previously reported	81,096	507	149,089	382,785	18,752	551,133
Cumulative impact of the adoption of FIN 48	—	—	—	(2,647)	—	(2,647)
Balance, June 30, 2007, adjusted	81,096	507	149,089	380,138	18,752	548,486
Comprehensive income:
Net income	—	—	—	101,284	—	101,284
Foreign currency translation adjustments	—	—	—	—	38,186	38,186
Unrealized loss on long-term investments, net of tax	—	—	—	—	(2,651)	(2,651)
Amortization of prior year pension costs, net of tax	—	—	—	—	648	648
Total comprehensive income						137,467
SERP amendment, net of tax	—	—	—	—	5,281	5,281
Minority interest put arrangement	—	—	—	(645)	—	(645)
Share-based compensation	—	—	17,229	—	—	17,229
Stock issued upon exercise of options	2,131	13	27,871	—	—	27,884
Repurchases of stock	(2,329)	(14)	(74,289)	—	—	(74,303)
Income tax benefit from options exercised	—	—	11,617	—	—	11,617
Balance, June 30, 2008	80,898	506	131,517	480,777	60,216	673,016
Comprehensive income:
Net income	—	—	—	99,297	—	99,297
Foreign currency translation adjustments	—	—	—	—	(43,188)	(43,188)
Unrealized loss on long-term investments, net of tax	—	—	—	—	(560)	(560)
Total comprehensive income						55,549
Minority interest put arrangement	—	—	—	(743)	—	(743)
Share-based compensation	—	—	13,900	—	—	13,900
Stock issued upon exercise of options	267	2	2,864	—	—	2,866
Repurchases of stock	(855)	(6)	(22,236)	—	—	(22,242)
Income tax benefit from options exercised	—	—	1,101	—	—	1,101
Balance, June 30, 2009	80,310	$502	$127,146	$579,331	$16,468	$723,447

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

BASIS OF PREPARATION AND USE OF ESTIMATES
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.  Although these estimates are based on assumptions that management believes are reasonable and management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from these estimates.  Certain amounts reported in the prior years have been reclassified in the accompanying financial statements to conform to the current year’s presentation.

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

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes.  The assets and liabilities of non-U.S. operations whose functional currencies are not in U.S. dollars are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year which approximate weighted average exchange rates.  Specifically, the applicable exchange rates used in the financial statements are based on the exchange rates in effect on the last business day of each month.  The cumulative translation effects are reported in accumulated other comprehensive income, a separate component of shareholders’ equity.  Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

REVENUE RECOGNITION
Revenue is generated from the sale of software licenses, hardware, professional services and maintenance support.  Depending on the nature of the arrangement, the Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB NO. 104.”) and in some cases, SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”).

Software
The Company’s proprietary software consists of hotels, restaurants and retail software systems.  The Company also resells various third party software products.  All software products are offered on a stand alone basis, and can be used either with third party hardware products or the Company’s hardware products.
Revenue from software licenses is recognized when the four basic criteria of SOP 97-2 are met as follows:
•
Persuasive evidence of an arrangement exists:  The Company requires a contract signed by both parties to the agreement or a purchase order received from the customer as persuasive evidence of an arrangement.

•
Delivery has occurred or services have been rendered: Delivery occurs when risk of ownership has passed to the buyer or in the case of electronic delivery, when the customer is given access to the licensed programs.  The Company deems its Opera software to be delivered when ready to “go live” (i.e., the software is ready to be used in the ordinary course of the customer’s business).

•
Fixed or determinable fee:  The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within its normal payment terms, generally, 90 days of delivery, with generally no more than 20% of the contract price due at the end of the payment term.  If a software license arrangement contains significant customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.  If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•
Collection is probable:  The Company performs a credit review to determine the creditworthiness of the customer.  Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due.  If the Company determines collection is not probable, revenue is recognized as collection occurs.

Hardware
The Company’s main proprietary hardware is point-of-sale terminals.  The Company also sells other hardware devices, such as printers, cash drawers, handheld order entry terminals and pole displays.  The Company also resells various hardware products, including personal computers, servers, printers, network cards and other related computer equipment.
Hardware revenue is recognized in accordance with SAB No. 104.  Hardware revenue is recognized at FOB shipping point when the hardware is provided to a common carrier, if at the time of shipment, the Company has an arrangement, the risk of ownership has passed to the buyer, there is a fixed and determinable price and collectability is reasonably assured.  If at the time of shipment, the Company has not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.
Hardware revenue is outside the scope of SOP 97-2 because any system software embedded in the hardware is used solely in connection with the operation of the hardware and is incidental to the hardware product as a whole; once installed, the embedded system software is not updated for new versions that are subsequently developed.

Service
The Company also provides maintenance support, and/or professional services, such as installation, customer specific development and software-hosting services.  Revenue from maintenance support and software-hosting services is initially recorded as deferred revenue and is recognized ratably over the contract term.  Revenue related to professional services is recognized as the service is rendered provided all the other criteria for revenue recognition have been met.
The Company’s software is ready for use by the customer upon receipt.  While many of the customers may choose to tailor the software to fit their specific needs or request the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to, or development of, the underlying source code.
Revenue from fixed e-commerce design and development contracts, where the product is designed, developed or modified to the customer’s specifications is recognized on a percentage of completion basis in accordance with SOP 81-1 based on the estimated costs incurred compared to total estimated costs.  This method is used because reasonably dependable estimates of the revenues and the project progress applicable to various states of an arrangement can be made, based on historical experience and milestones set in the contract.

Multiple Element Arrangements
When more than one element such as hardware, software and services are sold together in a single arrangement, revenue is recognized using the residual method as prescribed by SOP 98-9.  Under the residual method, and provided that each element meets the criteria for treatment as a separate unit of accounting, the Company defers revenue for the fair value of the undelivered elements based on vendor specific objective evidence of fair value (“VSOE”), and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when all the other criteria for revenue recognition are met.  An element is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered elements. VSOE of fair value for the Company’s services, including maintenance agreements, are based upon standalone sales of those services.

Other
Costs related to shipping and handling and billable travel expenses are included in cost of sales.  The Company’s hardware and software products are sold under warranty for defects in material and workmanship for a period generally ranging from 12 to 36 months following delivery.  The Company establishes an accrual for estimated warranty costs at the time of sale.  Historically, the Company’s warranty expense has not been material.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The fair market values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both June 30, 2009 and 2008 approximate their carrying amounts.
The Company considers all highly liquid investments with a maturity of generally three months or less at the date of purchase to be cash equivalents.  These investments are recorded at cost which approximates fair value.  Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. These investments are classified as available-for-sale securities and are recorded at fair value which approximates cost.  Auction rate securities, recorded at fair value, are long-term debt instruments with variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process (“auction rate securities.”)
The Company periodically reviews each investment to identify any unrealized losses and evaluates whether the losses are temporary in nature.  Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income.   Prior to April 1, 2009, any unrealized loss identified as other-than-temporary would have been recorded in the consolidated statements of operations.  Effective upon the Company’s adoption of FASB Staff Positions (“FSP”) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” on April 1, 2009, other-than-temporary “credit loss” related to a security (loss due to security issuer’s credit risk) is recognized, net of tax, in the consolidated statements of operations, while other-than-temporary impairment loss related to factors other than credit loss is recognized in accumulated other comprehensive income.

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

INVENTORY
Inventory is stated at the lower of cost or market.  Cost is determined principally on a first-in, first-out basis.

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

SOFTWARE FOR INTERNAL USE
Internally used computer software is capitalized according to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized costs are amortized on a straight-line basis over the estimated life of the software ranging up to ten years.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Costs incurred in the research and development of new software products to be licensed to others, primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established.  The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and ends when the product is available for general release to customers, at which time amortization of the capitalized software development costs begins.  Technological feasibility is established when the product reaches the working model stage.  The cost of purchased software is also capitalized.
Annual amortization of capitalized software development costs is included in software cost of sales.  For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product.  Amortization expenses for the fiscal years 2009, 2008 and 2007 were approximately $7.7 million, $9.4 million and $8.4 million, respectively.
During the fiscal years 2009 and 2008, the Company wrote off approximately $0.8 million and $0.7 million in capitalized software costs, respectively.  No capitalized software costs were written off in fiscal year 2007.

LONG-LIVED ASSETS INCLUDING FINITE-LIVED PURCHASED INTANGIBLE ASSETS
The Company evaluates long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company compares the fair value of the assets based on the undiscounted cash flows the assets are expected to generate (or market value, if available) to the net book value of the assets.  If the fair value is less than net book value, the asset is impaired and the Company recognizes an impairment loss equal to the excess of the net book value over the fair value.

During the fiscal year ended June 30, 2009, the Company recorded approximately $1.5 million in accelerated amortization expenses related to finite-lived purchased intangible assets.  During the three fiscal years ended June 30, 2009, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

GOODWILL AND INDEFINITE-LIVED PURCHASED INTANGIBLE ASSETS
SFAS 142, “Goodwill and Other Intangible Assets” prohibits the amortization of goodwill and indefinite-lived purchased intangible assets.  In accordance with SFAS 142, the Company assesses annually, in the first quarter of its fiscal year, whether goodwill and certain of its trademarks, which are the Company’s only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of the Company’s reporting units (the Company’s four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America) to their respective book values.  The fair value of each reporting unit is determined based on a weighting of the income approach (i.e., discounted future income associated with the item) and market approach (i.e., market value of similar assets purchased or sold in the same industry).  If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired.  If goodwill is impaired, the Company recognizes an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed initially were being determined.
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

ADVERTISING COSTS
Advertising costs are charged to expense as incurred.  Advertising expenses for the fiscal years 2009, 2008 and 2007 were approximately $5.2 million, $7.5 million and $6.6 million, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs, primarily consisting of salaries, employee benefits and administrative costs (other than capitalized software development costs) are charged to operations as incurred.

SHARE-BASED COMPENSATION
The Company accounts for its option awards granted under its stock option program in accordance with SFAS 123(R), “Share-Based Payment.” The estimated fair value of option awards granted under the stock option program are measured as of the date of grant, and non-cash share-based compensation expense, adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations.
The Company values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  Therefore, the Company is required to make highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in the option pricing model.  Expected volatility is based on historical stock prices.  The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  See Note 3 “Share-Based Compensation” for further detail.

WARRANTIES
The Company’s products are sold under warranty for defects in material and workmanship for a period ranging generally from 12 to 36 months.  The Company establishes an accrual for estimated warranty costs at the time of sale.  Historically, the Company’s warranty expense has not been material.

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

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, and classification of the effects of a tax position, recognition of interest and penalties, accounting in interim periods, and disclosure. See Note 13 “Income Taxes” below for further detail.

NET INCOME PER SHARE
Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the net income available to common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2009	2008	2007
Net income	$99,297	$101,284	$79,988
Effect of minority put arrangement	(743)	(645)	(51)
Net income available to common shareholders	$98,554	$100,639	$79,937

Average common shares outstanding	80,486	81,546	79,978
Dilutive effect of outstanding stock options	975	1,800	2,603
Average common shares outstanding assuming dilution	81,461	83,346	82,581

Basic net income per share	$1.22	$1.23	$1.00
Diluted net income per share	$1.21	$1.21	$0.97

Anti-dilutive weighted shares excluded from reconciliation	4,105	1,239	2,528

Fiscal years 2009, 2008 and 2007 include approximately $13.9 million ($9.8 million, net of tax), $17.2 million ($13.1 million, net of tax) and $14.0 million ($11.1 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.12, $0.16 and $0.14 for fiscal years 2009, 2008 and 2007, respectively.  See Note 3 “Share-based Compensation” below for further detail.
In connection with one of the Company’s acquisitions during fiscal year 2007, the minority shareholders of the acquired company have the option to require the Company to purchase their remaining shares in the acquired company in accordance with a pre-defined formula based on specified financial results of the acquired company.  This arrangement reduced the net income available to common shareholders in the earnings per diluted share calculation by less than $0.01 per diluted share for each of fiscal years 2009, 2008 and 2007.  See Note 4 “Acquisitions” below for further detail.

DEFINED BENEFIT PLAN
The Company’s Supplemental Executive Retirement Plan (the “SERP”) provides designated officers and executives of the Company with benefits upon retirement or immediate vesting of benefits upon a participant’s pre-retirement death.  This plan is described more fully in Note 16 “Employee Benefit Plans.”

SUBSEQUENT EVENTS
In June 2009, the Company adopted SFAS 165, “Subsequent Events,” which addresses the accounting for and disclosure of subsequent transactions and events not addressed in other applicable generally accepted accounting principles.
Subsequent to year-end, on August 25, 2009, the Board of Directors authorized the purchases of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.
There were no other subsequent events that the Company was required to recognize or disclose in the accompanying consolidated financial statements.  Subsequent events have been evaluated through August 31, 2009, which is the date these financial statements are issued.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1
On April 1, 2009, the Company adopted FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.  These FSPs are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods.  As a result of adopting these FSPs, the Company recognized other-than-temporary credit based impairment losses of approximately $1.3 million related to its investments in auction rate securities and have recorded the losses in its consolidated statement of operations for the fiscal year ended June 30, 2009.  Adoption of these FSPs  also expanded the Company’s associated disclosures.
SFAS 157
On July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  See Note 2 “Financial Instruments and Fair Value Measurements.”
SFAS 159
On July 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement provided the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.  As of June 30, 2009, the Company had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted
SFAS 167
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which is effective for the Company beginning July 1, 2010.  This statement amends FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51,” to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.
FSP FAS 142-3
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which is effective for the Company beginning July 1, 2009.  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  The statement is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.
SFAS 141(R)
In December 2007, the FASB issued SFAS 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which is effective for the Company’s business combinations with acquisition dates beginning July 1, 2009.   This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business.  SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.
SFAS 160
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51,” which is effective for the Company beginning July 1, 2009.  This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  The statement establishes accounting and reporting standards requiring that noncontrolling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Investments, including short-term and long-term consist of the following:

	June 30, 2009		June 30, 2008
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit - international	$115,762	$115,762	$4,892	$4,892
Auction rate securities	64,275	57,823	69,450	65,216
U.S. government	25,084	25,084	-	-
Foreign corporate debt security	4,209	4,209	-	-
Time deposit - U.S.	970	970	-	-
Other	654	654	-	-
Total investments	$210,954	$204,502	$74,342	$70,108

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosure, SFAS 157 establishes a hierarchy that prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs, as follows:
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

The financial assets accounted for at fair value were as follows (excludes cash and cash equivalents of approximately $292.3 million and $377.1 million as of June 30, 2009 and 2008):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at June 30, 2009:
Short-term and long-term investments:
Time deposit - international	$—	$115,762	$—	$115,762
Auction rate securities	—	—	57,823	57,823
U.S. government	25,084	—	—	25,084
Foreign corporate debt security	4,209	—	—	4,209
Time deposit - U.S.	—	970	—	970
Other	—	654	—	654
Total short-term and long-term investments:	$29,293	$117,386	$57,823	$204,502

Balance at June 30, 2008:
Short-term and long-term investments:
Time deposit - international	$—	$4,892	$—	$4,892
Auction rate securities	—	—	65,216	65,216
Total short-term and long-term investments	$—	$4,892	$65,216	$70,108

At June 30, 2009, with the exception of the Company’s investments in auction rate securities, a majority of its investments were priced by pricing vendors.  These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, other observable inputs are utilized.  In the event observable inputs are not available, other factors are assessed to determine the security’s market value, including broker quotes or model valuations.  At June 30, 2009, all of the Company’s short-term investments were recognized at fair value determined based upon observable inputs from the Company’s pricing service vendors for identical or similar assets. See below for further discussion on the valuation of the Company’s investments in auction rate securities.
During the three fiscal years ended June 30, 2009, the Company recognized no realized gains or losses.

The contractual maturities of investments held at June 30, 2009 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$146,679	$146,679
Due after 10 years	64,275	57,823
Balance at June 30, 2009	$210,954	$204,502

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Due to the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities previously (prior to February 2008) were classified as short-term investments available-for-sale in the accompanying consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of June 30, 2009 and 2008 instead of being classified as short-term investments, as was the case prior to February 2008.
During the fourth quarter of fiscal year 2009 and following the adoption of FSP 115-2, the Company performed an assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and therefore whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of any impairment as temporary versus other than temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability of failing or passing auction or early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.
Based on its fair value assessment, the Company determined that its investments in auction rate securities as of June 30, 2009 were impaired by approximately $6.5 million. The June 30, 2009 valuation also further evaluated what portion of the other-than- temporary impairment represented a credit loss based on the guidance outlined in FSP FAS 115-2.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to each security issued from the structure and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change. The Company determined approximately $1.3 million of the impairment losses were credit based and recorded the losses in its consolidated statement of operations for the fiscal year ended June 30, 2009.
The remaining impairment losses of approximately $5.2 million (approximately $3.2 million, net of tax) were determined to be temporary and have been recorded in accumulated other comprehensive income as of June 30, 2009.  As of June 30, 2008, the valuation of the auction rate securities indicated a temporary impairment of approximately $4.2 million (approximately $2.7 million, net of tax) which was recorded in accumulated other comprehensive income.
A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2008	$69,450	$(4,234)	$—	$—	$65,216
Changes in unrealized losses related to investments	—	(464)	(712)	(1,266)	(2,442)
Redemption	(5,175)	224	—	—	(4,951)
Balance at June 30, 2009	$64,275	$(4,474)	$(712)	$(1,266)	$57,823

(1) Recorded in the accumulated other comprehensive income (loss) component of stockholders' equity.
(2) Recorded in the consolidated statement of operations.

During the fiscal year ended June 30, 2009, the Company redeemed approximately $5.2 million of its auction rate securities at their par value.  The Company had no realized gains or losses related to the sale or redemption of its investments in auction rate securities during the three fiscal years ended June 30, 2009.
The Company plans to continue to monitor its investments, including the liquidity of and creditworthiness of the issuers of its auction rate securities, on an ongoing basis for indications of further impairment and, if an impairment is identified, for proper classification of the impairment.  Based on the Company’s expected operating cash flows and sources of cash, the Company does not believe that any reduction in the liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

3.	SHARE-BASED COMPENSATION:

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  With respect to directors, the Company’s policy and practice during fiscal year 2009 was that only those directors who are employees to the Company were eligible to receive options.  The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant.  Substantially all of the options granted are exercisable under a three-year vesting schedule whereby options vest as to one-third of the underlying shares upon the first anniversary of the grant, as to the second third upon the second anniversary of the grant, and as to the remaining underlying shares upon the third anniversary of the grant.  All outstanding options expire ten years from the date of grant.  Since its inception in 1991, the Company has authorized approximately 35.2 million shares for issuance upon exercise of options, of which approximately 3.1 million shares were available for future grants as of June 30, 2009.
The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:
	Fiscal Year Ended June 30,
(in thousands)	2009	2008	2007
Selling, general and administrative	$13,108	$16,213	$13,243
Research and development	792	1,016	753
Total non-cash share-based compensation expense	13,900	17,229	13,996
Income tax benefit	(4,100)	(4,083)	(2,884)
Total non-cash share-based compensation expense, net of tax benefit	$9,800	$13,146	$11,112
Impact on diluted net income per share	$0.12	$0.16	$0.14

The non-cash share-based compensation expense for the fiscal years 2009 and 2008 include approximately $0.8 million and $3.2 million, respectively, related to grants of options to the Company’s Chairman, President, and Chief Executive Officer, A.L. Giannopoulos during fiscal years 2009 and 2008.  In accordance with the terms of the Company’s option plan, as he is over the retirement age of 62, any options that he holds that have not yet vested will vest immediately upon his retirement.  Although Mr. Giannopoulos has not retired, the Company expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options.  The non-cash share-based compensation expense for the fiscal year 2007 also included a one-time charge of approximately $0.7 million resulting from the accelerated vesting of unvested options due to the death of an officer of the Company.  Under the Company’s stock option plan, options vest immediately upon death of an option holder.
No non-cash share-based compensation expense has been capitalized for fiscal years 2009, 2008 and 2007, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.
The estimated fair values of options granted during the three fiscal years ended June 30 were estimated on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2009	2008	2007
Weighted-average expected volatility	39%	35%	37%
Expected volatility	35% - 42%	33% - 36%	36% - 38%
Expected term	4.9 – 5.3 years	4.8 – 5.3 years	4.6 – 5.7 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.7% - 2.8%	2.6% - 3.7%	4.5% - 4.9%

The following is a summary of option activity during the fiscal year ended June 30, 2009:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	6,247	$22.46	7.2	$50,192
Granted	1,203	$16.00
Exercised	(267)	$10.75
Forfeited or expired	(51)	$24.70
Outstanding at June 30, 2009	7,132	$21.79	6.9	$25,188

Exercisable at June 30, 2008	3,655	$17.41	6.1	$47,802
Exercisable at June 30, 2009	4,857	$20.47	6.0	$23,577

The weighted-average grant-date estimated fair value per share of options granted during the fiscal years 2009, 2008 and 2007 were $5.93, $12.87 and $21.66, respectively.  The total intrinsic value, which is the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal years 2009, 2008 and 2007 was approximately $3.8 million, $38.9 million and $62.2 million, respectively.
As of June 30, 2009, there was approximately $13.4 million (net of estimated forfeitures) in non-cash share-based compensation costs related to non-vested awards, expected to be recognized in the Company’s consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.8 years.
Cash received from options exercised during the fiscal years 2009, 2008 and 2007 was approximately $2.9 million, $27.9 million and $35.0 million, respectively.

4.	ACQUISITIONS:

FY 2009:
FRY, INC.
During August 2008, the Company acquired Fry, Inc. (“Fry”), an e-commerce design, development and managed services provider headquartered in Ann Arbor, Michigan, for a total cash purchase price of approximately $32.7 million, net of cash acquired.  The Company also assumed debt of approximately $18.1 million, which was paid off immediately after the acquisition.  Approximately $6.0 million of the total purchase price was held in escrow and, if specified claims against Fry arise, such amounts may be used to satisfy these claims.  Any amounts then remaining after the satisfaction of any such claims are to be paid in two installments, at 12 and 18 months after closing.  The first installment of approximately $2.9 million was paid in August 2009.  The selling Fry shareholders are eligible to earn up to an additional $17 million in earn out payments over the approximately two year period following closing, which are payable based upon achievement of specified financial targets.  In April 2009, the Company paid approximately $4.5 million to selling Fry shareholders for meeting the initial set of specified financial targets.  In connection with the acquisition, the Company recorded goodwill of approximately $38.6 million, intangible assets of approximately $7.0 million, and capitalized software of approximately $4.7 million.  The acquisition of Fry has been included in the Company’s results since the acquisition date.

FY 2008:
CHECK-IN-DATA AG
During the first quarter of fiscal year 2008, the Company acquired Check-in Data AG (“Check in Data”) for an aggregate cash purchase price of approximately $13.5 million, net of cash acquired, in a step acquisition in which the Company acquired an 80% interest in July 2007 and the remaining 20% interest in September 2007.  Approximately $2.0 million of the total purchase price which was initially held back to satisfy certain claims the Company may have had against Check in Data was released and paid in fiscal year 2009.  Headquartered in Switzerland, Check in Data was a distributor of MICROS products and services and also provided complementary products and services.  Goodwill of approximately $11.9 million and intangible assets and capitalized software of approximately $3.3 million were recorded in connection with the acquisition.  The acquisition of Check in Data has been included in the Company’s results since the acquisition date.
OTHER:
During fiscal year 2008, the Company also acquired another distributor of MICROS products and services.  The aggregate cash purchase price for this acquisition was approximately $4.3 million, net of cash acquired, which excluded certain amounts that were held back to be released on either an agreed upon date or upon the resolution of contractual indemnity obligations of the sellers, if any.  The first installment, including working capital adjustment, of approximately $0.4 million was paid in July 2009.  The balance remaining after satisfaction of any claims, if any, will be paid at 18 months and at four years after the April 2008 closing.

FY 2007:
REDSKY
On January 29, 2007, the Company acquired the RedSky IT Hospitality, Travel, and Retail subsidiaries (together “RedSky”) of RedSky IT for a total cash purchase price of approximately $30.8 million, net of cash acquired.  A portion of the purchase price previously held in escrow, to provide payment if the Company made and prevailed with respect to certain claims against RedSky IT, has been released to the former shareholders of RedSky IT.  Headquartered in the United Kingdom, the acquired companies provide hotel property management software solutions targeted toward the limited-service, independent and economy hotel markets, and software solutions for the grocery and travel industry.  Goodwill of approximately $33.0 million, intangible assets of approximately $5.2 million and capitalized software costs of approximately $2.7 million were recorded in connection with the acquisition.

OTHERS:
During fiscal year 2007, the Company also acquired various distributors of MICROS products and services and other companies with complementary products and services.  The aggregate cash purchase price for these acquisitions was approximately $12.6 million, net of cash acquired, which excluded certain amounts that were held back to be released on either an agreed upon date or, if applicable, upon the resolution of contractual indemnity obligations of the sellers. All of the retained funds have been released to the sellers.
Additionally, in connection with one of the acquisitions, the arrangement provides the minority interest holders the option to require the Company to purchase the minority shares from the minority interest holders (“Put Option”) based on a formula related to certain financial results of the acquired company.  The Company had accounted for this arrangement under Emerging Issues Task Force (“EITF”) Abstract Topic No. D-98 (“D-98”), as redemption is outside of the control of the Company.  Under EITF D-98, the carrying value of minority interest reflected on the accompanying consolidated balance sheets (“Initial Minority Interest”) was increased by an amount equal to the excess of the value of the Put Option over the Initial Minority Interest, with an offset to retained earnings and a similar reduction to the net income available to common shareholders in the earnings per share calculation.  As permitted in EITF D-98, the Company adopted an accretion method which allowed the Company to accrete the Put Option value over the period from the date of acquisition to the Put Option’s earliest possible redemption date.  As a result, as of June 30, 2009 and 2008, the Company reflected only a pro-rata portion of the Put Option’s value and increase in the Initial Minority Interest, with corresponding reductions to retained earnings and made similar reductions to the net income available to common shareholders in the earnings per share calculation.  This arrangement negatively impacted diluted earnings per share by less than $0.01 for fiscal years 2009, 2008 and 2007.  The Put Option value is revalued on a quarterly basis based on most recent financial results of the acquired company and the Put Option value accretion will be adjusted accordingly, but not in a manner that would reduce the carrying value of the Put Option below the Initial Minority Interest.
During fiscal year 2007, the aggregate total assets acquired in all of the acquisitions as discussed above included total goodwill of approximately $47.1 million, total intangible assets of approximately $7.6 million and total capitalized software costs of approximately $2.9 million.

The pro forma effect of the acquisitions described above was not material to the consolidated financial statements for any periods presented herein.

5.	INVENTORY:

The components of inventory at June 30 are as follows:

(in thousands)	2009	2008
Raw materials	$1,889	$5,521
Work-in-process	15	21
Finished goods	37,879	59,033
	$39,783	$64,575

The Company maintained a reserve for inventory obsolescence of approximately $11.4 million as of June 30, 2009 and approximately $11.5 million as of June 30, 2008.  The Company reserved approximately $4.0 million, $2.8 million and $3.2 million during the three fiscal years ended June 30, 2009, respectively, all related to potentially obsolete and slow moving products. The fiscal year 2009 provision includes approximately $0.7 million in incremental inventory provision related to potentially obsolete products specific to the Company’s decision to adjust to its cost structure in one of its locations.  See Note 8 “Accrued Expenses and Other Current Liabilities,” below for further discussion on this restructuring charge.  The foreign currency translation adjustment decreased the inventory balance by approximately $5.0 million as of June 30, 2009.

6.	PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment at June 30 are as follows:

(in thousands)	2009	2008	Useful Life
Leasehold improvements	$10,655	$10,435	Shorter of useful life or lease term
Machinery and equipment	11,679	11,942	5-10 years
Furniture and fixtures	19,330	18,181	7-10 years
Computer hardware and software	74,087	67,112	3-10 years
Total property, plant and equipment	115,751	107,670
Accumulated depreciation and amortization	(85,231)	(78,505)
Net property, plant and equipment	$30,520	$29,165

Depreciation expense for the fiscal years 2009, 2008 and 2007 was approximately $13.2 million, $12.6 million and $10.9 million, respectively.

7.	LINE OF CREDIT:

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.  During the fiscal year ended June 30, 2009, the Credit Agreements were amended to (i) extend the expiration of the agreements from July 31, 2009 to July 31, 2010, (ii) modify or eliminate certain financial reporting requirements, and (iii) modify or eliminate certain restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries, or acquire companies.
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
As of June 30, 2009, the Company had approximately $1.1 million outstanding under the Credit Agreements and has applied approximately an additional $0.4 million to guarantees.  A total of approximately $63.5 million was available for future borrowings as of June 30, 2009.  The total outstanding balance consisted of 105.0 million in JPY (Japanese Yen) (approximately $1.1 million at the June 30, 2009 exchange rate).
The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the June 30, 2009 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of June 30, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.2 million (approximately $0.3 million at the June 30, 2009 exchange rate) of the credit facility has been used for guarantees.
As of June 30, 2009, the Company had approximately $64.5 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of June 30, 2009 was 1.4%.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

The components of accrued expenses and other current liabilities at June 30 are as follows:

(in thousands)	2009	2008
Compensation, benefits and related taxes	$40,659	$48,299
Deposits received from customers	29,824	36,977
VAT and sales taxes	9,197	11,378
Professional services	7,808	7,068
Product related	3,276	4,276
Customer related	2,355	3,857
Restructuring charges	1,762	—
Other	9,940	13,058
	$104,821	$124,913

During fiscal year 2009, the Company recorded restructuring charges of approximately $3.1 million (approximately $2.1 million, net of tax), primarily to reflect adjustments to its cost structure in response to recent lower sales volume in certain of its locations.  The charge includes approximately $1.5 million in employee related costs and approximately $1.6 million in occupancy related costs for certain facilities that the Company has vacated.  The occupancy related costs are expected to be paid through September 2013.  The charges affect both of the Company’s reportable segments.  This reduction is not expected to have a significant impact on the Company’s future financial results.  As of June 30, 2009, the remaining accrual related to the charge was approximately $2.7 million, of which approximately $1.8 million is included in accrued expenses and other current liabilities, and the remaining non-current balance of approximately $0.9 million is included in other non-current liabilities in the accompanying consolidated balance sheets.

9.	GOODWILL:

Goodwill allocated to the Company’s reportable segments as of June 30, 2009 and 2008 and changes in the carrying amount of goodwill are as follows:

(in thousands)	United States	International	Total
Balance at June 30, 2007	$90,266	$48,066	$138,332
Goodwill adjustment for prior years’ acquisitions	1,587	369	1,956
Goodwill acquired:
Check in Data	—	11,932	11,932
Other acquisitions	4,035	—	4,035
Foreign currency translation	—	3,467	3,467
Balance at June 30, 2008	95,888	63,834	159,722
Goodwill adjustment for prior years’ acquisitions	23	(187)	(164)
Goodwill acquired:
Fry, Inc.	38,600	—	38,600
Foreign currency translation	—	(7,419)	(7,419)
Balance at June 30, 2009	$134,511	$56,228	$190,739

During fiscal years 2009 and 2008, the Company adjusted its goodwill with an offsetting adjustment to its net deferred tax assets related to its prior year acquisitions, primarily due to adjustments to purchase accounting and operating loss carryforwards.
Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of and for the fiscal years ended June 30, 2009, 2008 and 2007.

10.	INTANGIBLE ASSETS:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite.  Intangible assets were comprised of the following:

(in thousands except number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)

At June 30, 2009:
Customer lists	$25,788	$(10,554)	$15,234	4– 10
Non-compete agreement	10	(7)	3	4
Product lines	326	(317)	9	5
Service revenue backlog	906	(533)	373	3 – 5
Trademark	1,200	(44)	1,156	25
Finite-lived purchased intangible assets	28,230	(11,455)	16,775
Trademarks	934	—	934
Total	$29,164	$(11,455)	$17,709

At June 30, 2008:
Customer lists	$21,264	$(6,742)	$14,522	3 – 10
Non-compete agreement	10	(4)	6	4
Product lines	326	(284)	42	4 – 5
Service revenue backlog	994	(371)	623	3 – 5
Finite-lived purchased intangible assets	22,594	(7,401)	15,193
Trademarks	975	—	975
Total	$23,569	$(7,401)	$16,168

Certain of the Company’s trademarks are deemed to have indefinite lives and therefore are not amortized.  Amortization expense related to finite-lived purchased intangible assets was approximately $4.4 million, $2.5 million and $1.9 million in the fiscal years 2009, 2008 and 2007, respectively.  During the fiscal year ended June 30, 2009, the Company recorded approximately $1.5 million in accelerated amortization expenses related to finite-lived purchased intangible assets.  During the fiscal years ended June 30, 2008 and 2007, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2010	$2,621
2011	2,516
2012	2,338
2013	2,186
2014	1,655
Later years	5,459
Total	$16,775

11.	COMMITMENTS AND CONTINGENCIES:

LEASES
The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2022 and lease equipment under both operating and capital leases.  The capital leases are primarily international automobile leases used by sales and installation personnel.  Rent expense under the operating leases for the three fiscal years ending June 30, 2009, was as follows:

(in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2009	$29,476	$(952)	$28,524
2008	27,405	(931)	26,474
2007	23,442	(934)	22,508

As of June 30, 2009, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
Fiscal Year Ending June 30,
2010	$27,572	$(864)	$26,708	$151
2011	20,677	(67)	20,610	100
2012	15,842	(17)	15,825	19
2013	13,348	—	13,348	16
2014	11,841	—	11,841	2
2015 and thereafter	15,993	—	15,993	—
	$105,273	$(948)	$104,325	288
Less: current portion				151
Long-term obligations under capital lease				$137

LEGAL PROCEEDINGS
The Company is and has been involved in legal proceedings arising in the normal course of business.
There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are the Company’s customers, based on the terms of the Company’s contracts with those customers.  The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions.  The defendants include approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.   The Company is currently providing indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers.  Through June 30, 2009, the Company’s legal fees with respect to indemnity coverage for this matter have not been material, and the Company does not anticipate that its future indemnification obligations will be material.  The case was subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.  On July 14, 2009, the United States Patent and Trademark Office issued a Reexamination Certificate upholding the validity of the patent and the plaintiff moved the Court to lift the stay.  As the patent is the subject of another lawsuit that is significantly further along in the litigation process than this case, the defendants are opposing the plaintiff’s motion and have also filed a cross-motion to continue the stay.  Should the case proceed, the Company will vigorously defend the action and assert all available defenses and arguments.  In any event, based on currently available information, the Company does not believe that the Company’s products infringe the patent.

Heartland Payment Systems, Inc., has filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC.  In its complaint, Heartland claims that MICROS, Merchant Link, and Paymentech have engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claims that this arrangement violates federal antitrust law and applicable New Jersey state laws.  Heartland claims it has been damaged by virtue of being required to deal with Merchant Link if it wishes to provide services to users of MICROS point-of-sale software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services.  Heartland seeks monetary damages in excess of $12 million, and also injunctive and other equitable relief.  The Company and the other defendants have filed answers to the complaint, in which the Company and the other defendants have denied all material allegations.  The Company has also asserted counterclaims, alleging that Heartland has engaged in tortious activity by defaming and libeling the Company and by improperly interfering with the Company’s customer contracts and customer relationships.  Heartland has filed answers to the counterclaims denying all material allegations.  The case is currently in the discovery phase, and no trial date has been set in this matter.
On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There are no other litigation matters relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs have appealed the verdicts on various grounds.  The initial briefs for the appeals are due in September 2009. The Company has established only an immaterial reserve for any potential liability relating to these matters, as the Company believes that it can present strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable.  Nevertheless, even if the verdicts were not reversed or reduced as a result of the post-trial motions or any subsequent appeals, payments of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.
Subject to the foregoing, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12.	SHAREHOLDERS’ EQUITY:

During the period from fiscal year 2002 through fiscal year 2007, the Board of Directors authorized the purchase of up to an aggregate of 10 million shares of the Company’s common stock.  The Company completed the purchases of 10 million shares as of July 2008.  On July 8, 2008, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.2 million in fees related to all stock purchases.  As of June 30, 2009, approximately 1.3 million additional shares are available for purchases under the most recent authorization.
The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)
Total shares purchased:
As of June 30, 2006	6,835,998	$13.67	93,414
Fiscal year 2007	697,200	$25.63	17,870
As of June 30, 2007	7,533,198	$14.77	111,284
Fiscal year 2008	2,329,302	$31.90	74,303
As of June 30, 2008	9,862,500	$18.82	185,587
Fiscal year 2009	855,300	$26.00	22,242
As of June 30, 2009	10,717,800	$19.39	$207,829

Subsequent to year-end, on August 25, 2009, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.

13.	INCOME TAXES:

Income before taxes for the three fiscal years ended June 30, 2009 was taxed under the following jurisdictions:

(in thousands)	2009	2008	2007
United States	$72,039	$66,915	$52,977
International	77,803	87,424	68,677
	$149,842	$154,339	$121,654

The components of income tax expense for the three fiscal years ended June 30, 2009 are as follows:

(in thousands)	2009	2008	2007
Current:
Federal	$31,729	$29,720	$23,233
State	4,443	2,996	3,020
Foreign	16,737	20,569	16,588
	52,909	53,285	42,841
Deferred:
Federal	(2,600)	(116)	(1,667)
State	(233)	(225)	(921)
Foreign	(928)	(777)	501
	(3,761)	(1,118)	(2,087)
	$49,148	$52,167	$40,754

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes.  The reconciliation of these differences is as follows:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.4	1.3	1.3
Effect of tax rates in foreign jurisdictions	(8.3)	(6.3)	(7.6)
Share-based and other compensation	0.9	1.8	1.8
Non-deferred foreign income	0.8	0.9	1.4
Domestic manufacturing deduction	(0.7)	(0.4)	(0.4)
Valuation allowances	1.4	1.9	1.5
Other differences	2.3	(0.4)	0.5
Effective tax rate	32.8%	33.8%	33.5%

The Company has not provided U.S. deferred income taxes on the cumulative unremitted earnings of its significant non-U.S. affiliates as the Company plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S.  These cumulative unremitted foreign earnings of approximately $464 million and $416 million for fiscal years 2009 and 2008, respectively, relate primarily to ongoing operations in foreign jurisdictions and are required to fund foreign operations, capital expenditures and expansion requirements.  It is not practicable to determine the unrecognized deferred income taxes on these foreign subsidiaries.
The following summarizes the significant components of the Company’s deferred tax assets and liabilities at June 30, 2009 and 2008:

(in thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$11,776	$10,660
Accruals not currently deductible for tax	10,696	9,662
Share-based compensation (non-qualified stock options)	12,337	7,454
Bad debt reserves	6,857	5,761
Inventory	2,271	2,141
Benefit related accruals not currently deductible for tax	1,737	1,653
Deferred revenues and customer deposits currently taxable	1,333	1,547
Tax impact of technology transfer	124	1,452
Other unrealized gains and losses	2,243	2,490
Restructuring	832	—
Total deferred tax assets	50,206	42,820

Deferred tax liabilities:
Intangibles amortization	(8,076)	(8,256)
Capitalized software development costs	(4,301)	(5,138)
Depreciation	(1,240)	(1,282)
Other	(13)	(248)
Total deferred tax liabilities	(13,630)	(14,924)

Valuation allowance:
NOL	(4,648)	(5,653)
Other	(2,276)	—
Total valuation allowance	(6,924)	(5,653)
Net deferred tax assets	$29,652	$22,243

The tax effected net operating loss carryforwards and related valuation allowance at June 30, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Net operating loss carryforwards:
U.S.	$5,287	$4,775
International	6,489	5,885
	$11,776	$10,660
Net operating loss carryforward valuation allowance:
U.S.	—	—
International	(4,648)	(5,653)
	(4,648)	(5,653)
Net operating loss carryforwards, net of valuation allowance	$7,128	$5,007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The Company is profitable on a consolidated basis.  However, it has incurred losses in certain jurisdictions.  A valuation allowance has been provided at June 30, 2009 and 2008 to offset the related deferred tax assets in these jurisdictions due to uncertainty of realizing the benefit of the net operating loss carryforwards and other deferred tax assets.
The Company’s net operating loss carryforwards and tax credit carryforwards (if not applied against taxable income) as of June 30, 2009 expire as follows:

	Expires in Fiscal Year
(in thousand)	2010	2011	Thereafter	No Expiration	Total
U.S.:
Net operating loss carryforwards	$—	$—	$5,287	$—	$5,287
Valuation allowances	—	—	—	—	—
	—	—	5,287	—	5,287
International:
Net operating loss carryforwards	994	—	705	4,790	6,489
Valuation allowances	(994)	—	(705)	(2,949)	(4,648)
	—	—	—	1,841	1,841
Net operating loss carryforwards,
Net of valuation allowances	$—	$—	$5,287	$1,841	$7,128

Effective July 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, and classification of the effects of a tax position, recognition of interest and penalties, accounting in interim periods, and disclosure.  The cumulative effect of adopting FIN 48 of approximately $2.6 million, including interest and penalties of approximately $0.3 million, was recorded as a reduction to retained earnings and an increase in net income taxes payable.

The Company’s net unrecognized income tax benefits were approximately $18.1 million and $17.4 million, including interest and penalties of approximately $2.6 million and $2.3 million, at June 30, 2009 and 2008, respectively.  The Company has recognized approximately $0.7 million of interest expense for each of the fiscal years ending June 30, 2009 and 2008.  The non-current components of the unrecognized income tax benefits were recorded as non-current to the extent that the Company does not anticipate making a payment within 12 months of the balance sheet date.  If recognized, all of the unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate.
The following summarizes the significant components of the Company’s gross unrecognized tax benefits at June 30:

	Gross Unrecognized Tax Benefits
(in thousands)	2009	2008
Balance, beginning of year	$17,190	$7,112
FIN 48 adoption transition adjustment	—	3,674
Adjusted balance, beginning of year	17,190	10,786
Current year uncertain tax positions:
Gross increases	7,086	4,182
Gross decreases	—	—
Prior year uncertain tax positions:
Gross increases	50	2,277
Gross decreases	(2,699)	(55)
Expiration of statute of limitations	(1,166)	—
Settlements with tax authorities	(2,627)	—

Balance, end of year	$17,834	$17,190

The Company historically classified interest and penalties related to unrecognized income tax benefits as a component of income tax expense.  The Company has maintained this practice following its adoption of FIN 48.
The Company has reviewed its uncertain income tax positions in accordance with FIN 48.  The Company estimates that within the next 12 months, it will decrease the unrecognized income tax benefits by approximately $0.5 million to $1.5 million due to, among other things, the expiration of statutes of limitations, which the Company believes would increase earnings as a result of the effect of decreased unrecognized tax benefits on the effective tax rate.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Further, over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities for unrecognized tax benefits.
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

14.	OTHER INCOME (EXPENSE), NET:

Other income (expense) for the three fiscal years ended June 30, 2009 comprised of the following:

	Fiscal year ended June 30,
(in thousands)	2009	2008	2007
Credit based impairment losses on investments	$(1,266)	$—	$—
Grant	—	1,726	—
Foreign exchange loss, net	(297)	(1,384)	(403)
Life insurance settlement	—	—	1,325
Other, net	(196)	255	196
Total other (expense) income, net	$(1,759)	$597	$1,118

For fiscal year 2008, the Company recognized approximately $1.7 million in income due to its receipt in the fourth quarter of fiscal year 2008 of a grant payment from the Irish Development Authority related to the number of jobs the Company created in Ireland.  For fiscal year 2007, the Company recognized approximately $1.3 million in one-time income due to death benefit received on corporate owned life insurance policy following the death of a covered officer of the Company.

15.	RELATED PARTY TRANSACTIONS

Effective June 30, 1995, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement that, as amended, expired in accordance with its terms on June 30, 2008.  Under the Consulting Agreement, Mr. Brown was to provide during each fiscal year an average of 20 hours per week of consulting services to the Company in exchange for a base consulting fee of approximately $0.3 million.  Additionally for fiscal years 2008 and 2007, Mr. Brown’s total compensation also included annual target bonuses of approximately $0.2 million that were accrued during the fiscal year in which they were earned and paid in the following fiscal year.  Notwithstanding the expiration of his Consulting Agreement, Mr. Brown continues to serve the Company as Vice-Chairman of the Board of Directors.

16.	EMPLOYEE BENEFIT PLANS:

DEFINED CONTRIBUTION PLANS
The Company sponsors an employee savings plan (the “Plan”), which conforms to the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all full-time and part-time employees in the U.S. and allows employees to voluntarily defer their eligible compensation through contributions to the Plan, up to the maximum amount per year permitted under the Internal Revenue Code. The Company matches 50% of the first 5% in eligible compensation deferred by each participating employee.
During each of the three fiscal years ended June 30, 2009, the Company’s matching contributions to the Plan were approximately $2.3 million, $1.9 million and $1.9 million, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits under the Plan.

DEFINED BENEFIT PLAN
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides designated officers and executives of the Company or their designated beneficiaries with benefits upon retirement or death.  The Company funds the benefits under the SERP with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.  The Board of Directors of the Company, in its sole discretion, had selected the participants in the SERP.
During fiscal year 2008, there were 13 participants in the SERP.  As of June 30, 2008, the Board of Directors approved the removal of all participants that were not vested, leaving three vested participants in the SERP.
Under the terms of the SERP, vested participants (or their designated beneficiaries upon death) will receive ten annual payments over nine years commencing six months after the earlier of death or retirement on or after age 62.  The value of benefits under the SERP is not based on years of service, but is determined based on the (1) participant’s age at retirement, at a change of control of the Company or at death, and (2) a percentage the base salary received by the participant during the 12 months immediately preceding his or her retirement or death.  Two of the three vested participants are currently receiving their SERP benefits.  The remaining vested participant is the Company’s Chairman, President and Chief Executive Officer, A.L. Giannopoulos.  As he is over the age of 65, per the terms of the SERP, he is entitled to the maximum benefit rate of 30% upon his retirement, at a change of control of the Company or at death.
During fiscal year 2007, the Company received approximately $1.3 million in death benefits under the corporate owned life insurance policy, which has been recorded as non-operating “Other Income” in the consolidated statements of operations.
On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R)” and has included the effect of adoption in the accompanying consolidated financial statements.  SFAS 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the SERP in the Company’s statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending June 30, 2007 and to provide additional disclosures.
The following tables provide information regarding the change in pension benefit obligation, funded status, and accumulated benefit obligation of the SERP:

(in thousands)	2009	2008
Change in Projected Benefit Obligation (“PBO”):
PBO at the beginning of year	$4,393	$13,545
Service cost	—	646
Interest cost	284	869
Curtailment gain	—	(10,435)
Actuarial (gain) loss	—	(151)
Benefit payments	(101)	(81)
PBO at the end of year	$4,576	$4,393

Fair value of plan assets	N/A	N/A

Funded Status of the Plan
(Unfunded) status of PBO	$(4,576)	$(4,393)

Accumulated benefit obligation	$4,576	$4,393

Amount recognized in the consolidated balance sheet:
Accrued benefit liability (1)	$(4,576)	$(4,393)

(1) Accrued benefit liability is included in Other Non-Current Liabilities on the consolidated balance sheets, except for approximately $0.1 million as of June 30, 2009 and 2008, respectively, included in Accrued Expenses and Other Current Liabilities.

The components of amounts recognized in accumulated other comprehensive loss as of June 30, 2009 and 2008 were as follows:

(in thousands)	2009 (1)	2008
Prior service cost (credit)	$—	$(4,246)
Net actuarial loss (gain)	—	(4,685)
Amortization of prior service cost	—	(348)
Amortization of net loss	—	(300)
	—	(9,579)
Tax effect	—	3,650
Total recognized in accumulated other comprehensive income, net of tax	$—	$(5,929)

(1)  As a result of the SERP plan being fully funded as of June 30, 2008, these items are no longer applicable.

Assumptions used to measure benefit obligations at June 30, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Discount rate (1)	4.40%	6.00%	6.10%
Expected return on plan assets	—	—	—
Rate of compensation increase (2)	N/A	N/A	9.00%

(1) The discount rate assumption is based on the internal rate of return for a portfolio of high-quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future cash flows.
(2) The rate of compensation increase is not applicable for fiscal years 2009 and 2008 as the SERP benefits are defined and fixed as of June 30, 2008 for the remaining SERP participants.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s statement of financial position at June 30, 2007 were as follows:

(in thousands)	Pre SFAS 158	Incremental effect of adopting SFAS 158	Post SFAS 158
Intangible assets – pension	$2,869	$(2,869)	$—
Accrued benefit liability	(6,835)	(6,710)	(13,545)
Non-current deferred income tax asset	—	3,650	3,650
Accumulated other comprehensive income, net of tax	—	5,929	5,929
	$(3,966)	$—	$(3,966)

The adjustments to accumulated other comprehensive income at June 30, 2007 (at adoption) were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS 87. During fiscal year 2008, these amounts were either recognized as net periodic pension cost or reversed out due to the removal of unvested SERP participants as of June 30, 2008. The components of net periodic pension cost and the assumptions used to determine net cost for the three fiscal years ended June 30, 2009 are as follows:

(in thousands)	2009	2008	2007
Service cost	$—	$646	$539
Interest cost	264	870	673
Curtailment gain (1)	—	(1,717)	—
Amortization of prior service cost	20	648	529
Net periodic pension cost	$284	$447	$1,741

Discount rate	5.00%	6.10%	6.14%
Expected return on plan assets	—	—	—
Rate of compensation increase (2)	N/A	9.00%	8.0%

(1) Due to the removal of unvested SERP participants as of June 30, 2008.
(2) The rate of compensation increase is not applicable for fiscal year 2009 as the SERP benefits were defined and fixed as of June 30, 2008 for the remaining SERP participants.

The total periodic pension costs for fiscal year 2010 consists of an interest cost of approximately $0.1 million.
As of June 30, 2009, the projected benefit payments to be paid from the SERP are as follows for the following fiscal years (each ending June 30) (in thousands):

2010	$96
2011	91
2012	87
2013	83
2014	79
2015 – 2019	2,289

17.	SEGMENT INFORMATION:

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments.  This standard requires segmentation based on the Company’s internal organization and reporting of financial results.  The Company’s financial reporting systems present various data to enable management to run the business.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Company’s Chief Executive Officer.
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
Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographical locations, and are subsequently operated and managed as part of that operating segment.
A summary of the Company’s reportable segments is as follows:

	Fiscal Years Ended June 30,
(in thousands)	2009	2008	2007
Revenues (1):
United States	$488,817	$484,026	$411,976
International	457,979	514,623	407,642
Intersegment eliminations (2)	(34,949)	(44,465)	(33,891)
Total revenues	$911,847	$954,184	$785,727
Income before taxes, minority interests and equity in
net earnings of affiliates (1):
United States	$78,465	$80,291	$65,576
International	94,912	104,277	80,673
Intersegment eliminations (2)	(23,535)	(30,229)	(24,595)
Total income before taxes, minority interests
and equity in net earnings of affiliates	$149,842	$154,339	$121,654
Capital expenditures (3):
United States	$5,635	$7,419	$5,481
International	7,726	5,525	5,798
Total capital expenditures	$13,361	$12,944	$11,279
Depreciation and amortization (3):
United States	$10,668	$7,582	$7,301
International	6,876	7,561	5,420
Total depreciation and amortization	$17,544	$15,143	$12,721

	As of June 30,
(in thousands)	2009	2008
Identifiable assets (3):
United States	$492,402	$466,028
International	531,684	536,978
Total identifiable assets	$1,024,086	$1,003,006

Goodwill (3):
United States	$134,511	$95,888
International	56,228	63,834
Total goodwill	$190,739	$159,722

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S.’s intercompany business.
(3)	Amounts based on the physical location of the asset.

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
Revenues from unaffiliated customers by geographic location are as follows:

	Fiscal Years Ended June 30,
(in thousands)	2009	2008	2007
United States	$434,482	$416,458	$364,139
International	477,365	537,726	421,588
	$911,847	$954,184	$785,727

Long-lived assets (property, plant, and equipment) organized by geographic locations as of June 30 of each indicated fiscal year, are as follows:

(in thousands)	2009	2008
United States	$18,458	$17,415
International	12,062	11,750
	$30,520	$29,165

The above chart does not include intangible assets.
There were no individual foreign countries in which the Company received material revenues from unaffiliated customers or in which the Company has material long-lived assets.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information for the fiscal years ended June 30, 2009 and 2008 is presented in the following tables (in thousands, except per share data):

	Fiscal Year ended June 30, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$244,069	$237,934	$205,666	$224,177
Gross margin	125,944	126,523	111,050	120,429
Income from operations (1), (2), (4)	34,585	39,213	32,252	37,765
Net income (1), (2)	24,882	27,074	23,353	23,990
Income from operations per common share (1), (2:
Basic	$0.43	$0.49	$0.40	$0.47
Diluted	0.42	0.48	0.40	0.46
Earnings per common share (1), (2), (3):
Basic	$0.31	$0.33	$0.29	$0.30
Diluted	0.30	0.33	0.29	0.29
Stock Prices (range of sales prices):
High	$34.41	$27.17	$20.17	$28.65
Low	22.98	13.34	13.47	18.45

	Fiscal Year 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$216,482	$243,952	$237,187	$256,564
Gross margin	113,242	126,562	124,259	137,138
Income from operations (1), (4)	29,085	33,397	34,759	42,064
Net income (1)	21,304	24,089	25,146	30,746
Income from operations per common share (1):
Basic	$0.36	$0.41	$0.43	$0.52
Diluted	0.35	0.40	0.42	0.51
Earnings per common share (1), (3):
Basic	$0.26	$0.29	$0.31	$0.38
Diluted	0.25	0.29	0.30	0.37
Stock Prices (range of sales prices):
High	$33.30	$37.49	$37.35	$36.64
Low	26.45	30.29	26.33	28.40

(1)
Fiscal years ended June 30, 2009 and 2008 include approximately $13.9 million ($9.8 million, net of tax, or $0.12 per diluted share) and $17.2 million ($13.1 million, net of tax, or $0.16 per diluted share), respectively, in non-cash share-based compensation expenses.  See Note 3 “Share-based Compensation.”

(2)
Fiscal year ended June 30, 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory provision reflecting adjustments to the Company’s cost structure to reflect recent lower sales volume in certain of the Company’s locations affecting both of its reportable segments.  The fiscal year 2009 also includes other-than-temporary impairment of approximately $1.3 million for long-term investments.  See Note 2 “Financial Instruments and Fair Value Measurements.”

(3)
Earnings available for shareholders for the fiscal years 2009 and 2008 have been reduced by $0.7 million and $0.6 million, respectively, for the impact of minority interest put arrangement as discussed in Note 4 “Acquisitions.”

(4)	Sum of quarterly amounts does not equal the sum of as reported amounts for the respective fiscal years due to rounding differences.

The Company classified certain marketable securities as cash and cash equivalents on each of the fiscal 2009 quarterly unaudited condensed consolidated balance sheets that should instead have been classified as short-term investments based on the length of time from original purchase date to the maturity date.  The Company has revised to correct the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows for each of the first three quarters in fiscal year 2009, to change the classification of these marketable securities from cash and cash equivalents to short-term investments.  This change in classification affects cash flows from investing activities on the unaudited condensed consolidated statements of cash flows, but does not affect the unaudited consolidated statements of operations.  Additionally, this change in classification has no effect on previously reported current assets, total assets, total liabilities, total stockholders’ equity, total liabilities and stockholders’ equity, cash flows from operating activities or cash flows from financing activities.  The Company has concluded that these amounts are immaterial to the interim periods affected in fiscal year 2009.  As detailed on the tables below, this change in classification impacts the following (in thousands):

Condensed Consolidated Balance Sheets (Unaudited)
	As Previously Reported	Adjustments	As Revised
September 30, 2008:
Cash and cash equivalents	$325,441	$(81,443)	$243,998
Short-term investments	—	81,443	81,443
Total current assets	626,334	—	626,334
Total assets	977,322	—	977,322

December 31, 2008:
Cash and cash equivalents	$333,160	$(53,970)	$279,190
Short-term investments	—	53,970	53,970
Total current assets	605,734	—	605,734
Total assets	946,214	—	946,214

March 31, 2009:
Cash and cash equivalents	$383,272	$(61,863)	$321,409
Short-term investments	—	61,863	61,863
Total current assets	647,828	—	647,828
Total assets	983,068	—	983,068

Condensed Consolidated Statements of Cash Flows (Unaudited)
	As Previously Reported	Adjustments	As Revised
Three months ended September 30, 2008:
Net cash flows provided by operations	$29,658	$—	$29,658

Cash flows provided by investing activities:
Net cash paid for acquisitions	(32,288)	—	(32,288)
Purchases of property, plant and equipment	(3,343)	—	(3,343)
Internally developed software	(125)	—	(125)
Disposal of property, plant and equipment	190	—	190
Purchases of investments	—	(82,578)	(82,578)
Proceeds from sales of investments	3,375	2,816	6,191
Net cash flows used in investing activities	(32,191)	(79,762)	(111,953)

Net cash flows used in financing activities	(27,510)	—	(27,510)
Effect of exchange rate changes on cash and cash equivalents	(26,480)	3,211	(23,269)
Net decrease in cash and cash equivalents	(56,523)	(76,551)	(133,074)
Cash and cash equivalents at beginning of year	381,964	(4,892)	377,072
Cash and cash equivalents at end of period	325,441	(81,443)	243,998

Six months ended December 31, 2008:
Net cash flows provided by operations	$53,580	$—	$53,580

Cash flows provided by investing activities:
Net cash paid for acquisitions	(32,701)	—	(32,701)
Purchases of property, plant and equipment	(8,631)	—	(8,631)
Internally developed software	(233)	—	(233)
Disposal of property, plant and equipment	171	—	171
Purchases of investments	—	(131,899)	(131,899)
Proceeds from sales of investments	3,375	76,545	79,920
Net cash flows used in investing activities	(38,019)	(55,354)	(93,373)

Net cash flows used in financing activities	(33,422)	—	(33,422)
Effect of exchange rate changes on cash and cash equivalents	(30,943)	6,276	(24,667)
Net decrease in cash and cash equivalents	(48,804)	(49,078)	(97,882)
Cash and cash equivalents at beginning of year	381,964	(4,892)	377,072
Cash and cash equivalents at end of period	333,160	(53,970)	279,190

Nine months ended March 31, 2009:
Net cash flows provided by operations	$116,941	$—	$116,941

Cash flows provided by investing activities:
Net cash paid for acquisitions	(32,701)	—	(32,701)
Purchases of property, plant and equipment	(10,437)	—	(10,437)
Internally developed software	(702)	—	(702)
Disposal of property, plant and equipment	215	—	215
Purchases of investments	—	(166,881)	(166,881)
Proceeds from sales of investments	4,025	101,167	105,192
Net cash flows used in investing activities	(39,600)	(65,714)	(105,314)

Net cash flows used in financing activities	(33,710)	—	(33,710)
Effect of exchange rate changes on cash and cash	(42,323)	8,743	(33,580)
Net decrease in cash and cash equivalents	1,308	(56,971)	(55,663)
Cash and cash equivalents at beginning of year	381,964	(4,892)	377,072
Cash and cash equivalents at end of period	383,272	(61,863)	321,409

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of period	Charged To expense	Deductions		Other (1)	Balance at end of period
Year ended June 30, 2009:
Allowance for doubtful accounts	$28,348	$8,339	$(2,758	)2)	$(1,850)	$32,079
Reserve for inventory obsolescence	11,479	4,024	(2,283	)(3)	(1,823)	11,397
	$39,827	$12,363	$(5,041)		$(3,673)	$43,476
Year ended June 30, 2008:
Allowance for doubtful accounts	$23,110	$7,062	$(3,993	)(2)	$2,169	$28,348
Reserve for inventory obsolescence	9,893	2,753	(2,116	)(3)	949	11,479
	$33,003	$9,815	$(6,109)		$3,118	$39,827
Year ended June 30, 2007:
Allowance for doubtful accounts	$20,335	$3,356	$(340	)(2)	$(241)	$23,110
Reserve for inventory obsolescence	9,938	3,157	(2,399	)(3)	(803)	9,893
	$30,273	$6,513	$(2,739)		$(1,044)	$33,003

(1)	Primarily related to foreign currency translation.
(2)	Charge offs, net of recoveries.
(3)	Material scrapped or otherwise disposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date:	August 31, 2009	By:	/s/Gary C. Kaufman
Gary C. Kaufman
Executive Vice President, Finance and Administration/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman, President and	August 31, 2009
A. L. Giannopoulos	Chief Executive Officer

/s/Gary C. Kaufman	Executive Vice President	August 31, 2009
Gary C. Kaufman	Finance and Administration
Chief Financial Officer

/s/Cynthia A. Russo	Senior Vice President	August 31, 2009
Cynthia A. Russo	Corporate Controller and
Principal Accounting Officer

/s/Louis M. Brown, Jr.		August 31, 2009
Louis M. Brown, Jr.	Director and
Vice Chairman of the Board

/s/B. Gary Dando		August 31, 2009
B. Gary Dando	Director

/s/F. Suzanne Jenniches
F. Suzanne Jenniches	Director	August 31, 2009

/s/John G. Puente		August 31, 2009
John G. Puente	Director

/s/Dwight S. Taylor		August 31, 2009
Dwight S. Taylor	Director

EXHIBIT INDEX

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal Year ended June 30, 1990
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008
10(a)(1)*
Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990

10(a)(2)*
First Amendment to the Amendment and Restatement of MICROS Systems, Inc. Stock Option Plan is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company filed on February 16, 1990

10(a)(3)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2006 Annual Meeting of Shareholders
10(b)*
Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the fiscal Year ended June 30, 1995

10(b)(1)*
First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996

10(b)(2)*
Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997

10(b)(3)*
Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the fiscal Year ended June 30, 1999

10(b)(4)*
Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001

10(b)(5)*
Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002

10(b)(6)*
Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003

10(b)(7)*
Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005

10(b)(8)*
Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006

10(b)(9)*
Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006

10(b)(10)*
Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008

10(b)(11)*
Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008

10(c)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal Year ended June 30, 1997

10(c)(1)*
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998

10(c)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006

10(d)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal Year ended June 30, 1997

10(d)(1)*
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1998 (see 10(d)(1) above, as Mr. Patz’ amendment is an amendment identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman)

10(d)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 17, 2006 (see 10(d)(2) above, as Mr. Patz’ amendment is an amendment identical (except for the identity of the executive and the economic terms) to that entered into by the Company with Mr. Kaufman)

10(e)*	Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle (filed herewith)
10(f)*
Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006

10(g)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005

10(g)(1)
First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, Micros Fidelio Nevada, LLC, MSI Delaware, LLC, Micros-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008

10(h)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (UK) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005

10(i)
Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009

10(j)	Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd., with an effective date of November 6, 2002 (filed herewith)
14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004
21	Subsidiaries of the Company (filed herewith)
23(a)	Consent of Houlihan Smith & Co., Inc. (filed herewith)
23(b)	Consent of PricewaterhouseCoopers LLP (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith)

*      Management contract or compensatory plan or arrangement.