Form 10-Q
period 2009-09-30
MICROS SYSTEMS INC
filed 2009-11-05
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
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

YES ☑                      NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

YES ☐                      NO ☑

As of October 30, 2009, there were issued and outstanding 79,677,456 shares of Registrant’s Common Stock, $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$326,265	$292,257
Short-term investments	141,295	146,679
Accounts receivable, net of allowance for doubtful accounts of $33,100 at September 30, 2009 and $32,079 at June 30, 2009	170,412	157,479
Inventory, net	38,615	39,783
Deferred income taxes	19,008	20,283
Prepaid expenses and other current assets	31,913	27,238
Total current assets	727,508	683,719

Long-term investments	57,608	57,823
Property, plant and equipment, net	29,572	30,520
Deferred income taxes, non-current	12,843	11,483
Goodwill	191,908	190,739
Intangible assets, net	17,113	17,709
Purchased and internally developed software costs, net of accumulated amortization of $70,254 at September 30, 2009 and $66,804 at June 30, 2009	24,101	25,749
Other assets	6,434	6,344
Total assets	$1,067,087	$1,024,086

LIABILITIES AND EQUITY
Current Liabilities:
Bank lines of credit	$1,170	$1,090
Accounts payable	32,068	36,647
Accrued expenses and other current liabilities	105,939	104,821
Income taxes payable	4,110	7,999
Deferred revenue	141,770	112,146
Total current liabilities	285,057	262,703

Income taxes payable, non-current	20,064	19,611
Deferred income taxes, non-current	906	1,752
Other non-current liabilities	10,496	10,539
	316,523	294,605
Commitments and contingencies (Note 11)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 79,667 at September 30, 2009 and 80,310 at June 30, 2009	498	502
Capital in excess of par	107,025	127,146
Retained earnings	604,162	579,331
Accumulated other comprehensive income	32,377	16,468
Total MICROS Systems, Inc. shareholders' equity	744,062	723,447
Noncontrolling interest	6,502	6,034
Total equity	750,564	729,481

Total liabilities and equity	$1,067,087	$1,024,086

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Revenue:
Hardware	$43,779	$63,693
Software	24,926	37,576
Services	143,768	142,800
Total revenue	212,473	244,069

Cost of sales:
Hardware	28,273	43,059
Software	5,550	7,300
Services	62,138	67,766
Total cost of sales	95,961	118,125

Gross margin	116,512	125,944

Selling, general and administrative expenses	65,282	76,801
Research and development expenses	11,016	10,471
Depreciation and amortization	3,842	4,087
Total operating expenses	80,140	91,359

Income from operations	36,372	34,585

Non-operating income (expense):
Interest income	1,051	3,254
Interest expense	-	(146)
Other (expense) income, net	(394)	687
Total non-operating income, net	657	3,795

Income before taxes	37,029	38,380
Income tax provision	12,034	13,049
Net income	24,995	25,331
Less: net income attributable to noncontrolling interest	(224)	(449)
Net income attributable to MICROS Systems, Inc.	$24,771	$24,882

Net income per common share attributable to MICROS Systems, Inc. common shareholders (1):
Basic	$0.31	$0.31
Diluted	$0.31	$0.30

Weighted-average number of shares outstanding:
Basic	79,749	80,688
Diluted	81,314	82,196

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating expense are as follows (2):

	Three Months Ended September 30,
	2009	2008
Changes in other-than-temporary impairment losses	$355	$-
Add: change in non-credit based OTTI recognized in other comprehensive income	32	-
Credit based OTTI charge recognized in non-operating income (expense)	$387	$-

(1) See Note 6, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.
(2) See Note 3, "Financial Instruments and Fair Value Measurements" in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2009	2008
Net cash flows provided by operating activities	$41,849	$29,658

Cash flows from investing activities:
Proceeds from sales of investments (short-term and long-term)	87,937	6,191
Purchases of investments (short-term and long-term)	(77,932)	(82,578)
Purchases of property, plant and equipment	(1,710)	(3,343)
Internally developed software	(200)	(125)
Disposal of property, plant and equipment	18	190
Net cash paid for acquisitions	-	(32,288)
Net cash flows provided by (used in) investing activities	8,113	(111,953)

Cash flows from financing activities:
Repurchases of stock	(30,336)	(10,352)
Proceeds from stock option exercises	4,850	1,363
Realized tax benefits from stock option exercises	2,196	77
Principal payments on line of credit and long-tem debt related to an acquisition	-	(18,124)
Other	(129)	(474)
Net cash flows used in financing activities	(23,419)	(27,510)

Effect of exchange rate changes on cash and cash equivalents	7,465	(23,269)

Net increase (decrease) in cash and cash equivalents	34,008	(133,074)

Cash and cash equivalents at beginning of year	292,257	377,072
Cash and cash equivalents at end of period	$326,265	$243,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2009	80,310	$502	$127,146	$579,331	$16,468	$6,034	$729,481
Comprehensive income:
Net income	-	-	-	24,771	-	224	24,995
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	15,802	244	16,046
Non-credit other-than-temporary losses on long-term investments, net of tax of $65	-	-	-	-	107	-	107
Total comprehensive income							41,148
Minority interest put arrangement	-	-	-	60	-	-	60
Share-based compensation	-	-	3,051	-	-	-	3,051
Stock issued upon exercise of options	458	3	4,847	-	-	-	4,850
Repurchases of stock	(1,101)	(7)	(30,329)	-	-	-	(30,336)
Income tax benefit from options exercised	-	-	2,310	-	-	-	2,310
Balance, September 30, 2009	79,667	$498	$107,025	$604,162	$32,377	$6,502	$750,564

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2008	80,898	$506	$131,517	$480,777	$60,216	$5,892	$678,908
Comprehensive income:
Net income	-	-	-	24,882	-	449	25,331
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(39,517)	(497)	(40,014)
Non-credit other-than-temporary losses on long-term investments, net of tax of $306	-	-	-	-	514	-	514
Total comprehensive income							(14,169)
Minority interest put arrangement	-	-	-	(191)	-	-	(191)
Dividends to non-controlling interest						(89)	(89)
Share-based compensation	-	-	3,733	-	-	-	3,733
Stock issued upon exercise of options	78	-	1,363	-	-	-	1,363
Repurchases of stock	(347)	(2)	(10,350)	-	-	-	(10,352)
Income tax benefit from options exercised	-	-	84	-	-	-	84
Balance, September 30, 2008	80,629	$504	$126,347	$505,468	$21,213	$5,755	$659,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future periods.  Certain prior period amounts have been reclassified in the accompanying financial statements to conform to the current period presentation.

There were no subsequent events that the Company was required to recognize or disclose in the accompanying consolidated financial statements.  Subsequent events have been evaluated through November 5, 2009, the date these financial statements are issued.

2.	INVENTORY

The components of inventory are as follows:

(in thousands)	September 30, 2009	June 30, 2009
Raw materials	$1,617	$1,889
Work-in-process	35	15
Finished goods	36,963	37,879
Total inventory	$38,615	$39,783

The Company maintained a reserve for inventory obsolescence of approximately $11.5 million at September 30, 2009, compared to approximately $11.4 million at June 30, 2009.  During the three months ended September 30, 2009 and 2008, the Company reserved approximately $0.6 million and $1.5 million, respectively.  All reserves related to potentially obsolete and slow moving products.  As of September 30, 2009, foreign currency translation increased the reserve for inventory obsolescence by approximately $0.1 million as compared to June 30, 2009.

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	September 30, 2009		June 30, 2009
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$109,449	$109,449	$115,762	$115,762
Auction rate securities	64,275	57,608	64,275	57,823
U.S. government	25,041	25,041	25,084	25,084
Foreign corporate debt security	5,685	5,685	4,209	4,209
Time deposit - U.S.	1,114	1,114	970	970
Other	6	6	654	654
Total investments	$205,570	$198,903	$210,954	$204,502

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Under the applicable accounting standard, the following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

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
•
Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The financial assets accounted for at fair value were as follows (excludes cash and cash equivalents of approximately $326.3 million and $292.3 million as of September 30, 2009 and June 30, 2009):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at September 30, 2009:
Short-term and long-term investments:
Time deposit - international	$-	109,449	$-	$109,449
Auction rate securities	-	-	57,608	57,608
U.S. government	25,041	-	-	25,041
Foreign corporate debt security	5,685	-	-	5,685
Time deposit - U.S.	-	1,114	-	1,114
Other	-	6	-	6
Total short-term and long-term investments	$30,726	$110,569	$57,608	$198,903

Balance at June 30, 2009:
Short-term and long-term investments:
Time deposit - international	$-	115,762	$-	$115,762
Auction rate securities	-	-	57,823	57,823
U.S. government	25,084	-	-	25,084
Foreign corporate debt security	4,209	-	-	4,209
Time deposit - U.S.	-	970	-	970
Other	-	654	-	654
Total short-term and long-term investments	$29,293	$117,386	$57,823	$204,502

At September 30, 2009 and June 30, 2008, all of the Company’s investments, other than the Company’s investments in auction rate securities, were recognized at fair value, which approximates cost for all investments, determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

During the three months ended September 30, 2009 and 2008, the Company did not recognize any gains or losses, other than related to the Company’s investments in auction rate securities.

The contractual maturities of investments held at September 30, 2009 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$141,295	$141,295
Due after 10 years - auction rate securities	64,275	57,608
Balance at September 30, 2009	$205,570	$198,903

AUCTION RATE SECURITIES

The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to periodically reset to prevailing market rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Due to the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities previously (prior to February 2008) were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of September 30, 2009 and June 30, 2009 instead of being classified as short-term investments, as was the case prior to February 2008.

As of September 30, 2009, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of any impairment as temporary versus other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability of failing or passing auction or early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessment, the Company determined that its investments in auction rate securities as of September 30, 2009 were impaired by approximately $6.7 million as compared to an impairment of approximately $6.5 million as of June 30, 2009.  The September 30, 2009 valuation further evaluated the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to each security issued from the structure and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $1.7 million of the cumulative impairment losses were credit based and recorded $0.4 million, the incremental credit based losses as compared to June 30, 2009, in its consolidated statement of operations for the three months ended September 30, 2009.

The remaining impairment losses of approximately $5.0 million (approximately $3.1 million, net of tax) were recorded in accumulated other comprehensive income as of September 30, 2009.

A reconciliation of changes in the fair value of auction rate securities, and the related realized and unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2009	$64,275	$(4,474)	$(712)	$(1,266)	$57,823
Changes in losses related to investments	-	140	32	(387)	(215)
Redemption	-	-	-	-	-
Balance at September 30, 2009	$64,275	$(4,334)	$(680)	$(1,653)	$57,608

(1) Recorded in the accumulated other comprehensive income (loss) component of stockholders' equity.
(2) Recorded in the condensed consolidated statement of operations.

During the three months ended September 30, 2009, the Company had no sales or redemptions of its auction rate securities.

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

4.	GOODWILL AND INTANGIBLE ASSETS

During the three months ended September 30, 2009, the Company completed its annual impairment tests as of July 1, 2009 on its goodwill and its indefinite-lived trademarks.  Based on its annual impairment test results, the Company determined that no impairment of its goodwill or indefinite-lived trademarks existed as of July 1, 2009, and subsequent to July 1, 2009, there have not been any events or changes in circumstances indicating that it is more likely than not that goodwill or indefinite-lived trademarks have been impaired.

5.	LINE OF CREDIT

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2010.  The lenders under the Credit Agreements are Bank of America, N.A., Wachovia Bank, N.A. and US Bank (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.

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

As of September 30, 2009, the Company had approximately $1.2 million outstanding under the Credit Agreements and has applied an additional approximately $0.4 million to guarantees.

The Company also has a credit agreement with a European bank under which the Company may borrow up to EUR 1.0 million (approximately $1.5 million at the September 30, 2009 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of September 30, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.6 million at the September 30, 2009 exchange rate) of the credit facility has been used for guarantees.

As of September 30, 2009, the Company had approximately $64.2 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of September 30, 2009 was 1.5%.

6.	SHARE-BASED COMPENSATION

The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Selling, general and administrative	$2,904	$3,525
Research and development	147	208
Total non-cash share-based compensation expense	3,051	3,733
Income tax benefit	(942)	(841)
Total non-cash share-based compensation expense, net of tax benefit	$2,109	$2,892
Impact on diluted net income per share	$0.03	$0.04

No non-cash share-based compensation expense has been capitalized for the three months ended September 30, 2009 and 2008, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.

As of September 30, 2009, there was approximately $10.9 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.5 years.

7.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing net income available to MICROS Systems, Inc. common shareholders by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the net income available to MICROS Systems, Inc. common shareholders and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2009	2008
Net income attributable to MICROS Systems, Inc.	$24,771	$24,882
Effect of minority put arrangement	60	(191)
Net income available to MICROS Systems, Inc. common shareholders	$24,831	$24,691

Average common shares outstanding	79,749	80,688
Dilutive effect of outstanding stock options	1,565	1,508
Average common shares outstanding assuming dilution	81,314	82,196

Basic net income per share	$0.31	$0.31
Diluted net income per share	$0.31	$0.30

Anti-dilutive weighted shares excluded from reconciliation	1,894	1,482

Results for the three months ended September 30, 2009 and 2008 include approximately $3.1 million ($2.1 million, net of tax) and $3.7 million ($2.9 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.03 and $0.04 for the three months ended September 30, 2009 and 2008, respectively.

8.	RECENT ACCOUNTING GUIDANCE

RECENTLY ADOPTED ACCOUNTING GUIDANCE

On July 1, 2009, the Company adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations.  The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business.  This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  As the Company did not complete any business combinations since July 1, 2009, the adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  This statement requires that non-controlling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This statement is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other U.S. generally accepted accounting principles.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued the authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance also significantly expands related disclosure requirements.  This standard is effective for the Company beginning July 1, 2010, with earlier adoption permitted.  The Company is continuing to evaluate the impact the adoption of this statement will have on its consolidated financial statements.

In October 2009, the FASB also issued the authoritative guidance on revenue recognition on arrangements that include software elements.  Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  This guidance will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

9.	SEGMENT INFORMATION

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

Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographic locations, and are subsequently operated and managed as part of the applicable operating segment.

A summary of the Company’s reportable segments is as follows:

	Three Months Ended
	September 30,
(in thousands)	2009	2008
Revenues (1):
United States	$111,391	$127,436
International	109,167	125,637
Intersegment eliminations (2)	(8,085)	(9,004)
Total revenues	$212,473	$244,069

Income before taxes (1):
United States	$17,908	$16,854
International	24,837	27,297
Intersegment eliminations (2)	(5,716)	(5,771)
Total income before taxes	$37,029	$38,380

	As of
(in thousands)	September 30, 2009	June 30, 2009
Identifiable assets (3):
United States	$477,096	$492,402
International	589,991	531,684
Total identifiable assets	$1,067,087	$1,024,086

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S.’s intercompany business.
(3)	Amounts based on the physical location of the asset.

10.	SHAREHOLDERS’ EQUITY

During the period from fiscal year 2002 through fiscal year 2009 the Board of Directors authorized the purchase of up to an aggregate of 12 million shares of the Company’s common stock.  On August 25, 2009, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of September 30, 2009, approximately 2.2 million shares remain available for purchase under the outstanding authorizations.

The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)
Total shares purchased:
As of June 30, 2009	10,717,800	$19.39	$207,829
Three months ended September 30, 2009	1,101,200	$27.55	30,336
As of September 30, 2009	11,819,000	$20.15	$238,165

11.	CONTINGENCIES

There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are the Company’s customers, based on the terms of the Company’s contracts with those customers.  The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions.  The defendants include approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.  The Company is currently providing indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers.  Through June 30, 2009, the Company’s legal fees with respect to indemnity coverage for this matter have not been material, and the Company does not anticipate that its future indemnification obligations will be material.  The case was subject to a court-ordered stay pending the completion of the United States Patent and Trademark Office’s reexamination of the patent that is the subject of the lawsuit.  On July 14, 2009, the United States Patent and Trademark Office issued a Reexamination Certificate upholding the validity of the patent and the plaintiff moved the Court to lift the stay.  The Court lifted the Stay on September 4, 2009, and the parties have filed a Joint Preliminary Planning Report and Scheduling Plan whereby the Defendants are seeking, among other things, a moratorium on discovery pending the Court’s ruling on two separate motions for summary judgment filed by one defendant in this case and another defendant in a related case.  Based on currently available information, the Company does not believe that the Company’s products infringe the patent.  Should the case proceed, the Company will vigorously defend the action.

On November 26, 2007, Heartland Payment Systems, Inc., filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC.  In its complaint, Heartland claimed that MICROS, Merchant Link, and Paymentech engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claimed that this arrangement violates federal antitrust law and applicable New Jersey state laws.  Heartland claimed it was damaged by virtue of being required to deal with Merchant Link if it wished to provide services to users of MICROS point-of-sale software, by being required to pay fees to Merchant Link that it claims are inappropriate or excessive, and by being competitively disadvantaged relative to Chase Paymentech’s services.  Heartland is seeking monetary damages in excess of $12 million, and also injunctive and other equitable relief.  The Company and the other defendants have filed answers to the complaint, in which the Company and the other defendants have denied all material allegations.  The Company also has asserted counterclaims, alleging that Heartland has engaged in tortious activity by defaming and libeling the Company and by improperly interfering with the Company’s customer contracts and customer relationships.  Heartland has filed answers to the counterclaims denying all material allegations.  The case is currently in the discovery phase, and no trial date has been set in this matter.

As disclosed in previous filings, on May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs have appealed the verdicts on various grounds.  The Company has filed its briefs on appeal, and the plaintiffs have filed their response briefs. The Company has established only an immaterial reserve for any potential liability relating to these matters, as the Company believes that it can present strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable.  Nevertheless, even if the verdicts were not reversed or reduced as a result of the post-trial motions or any subsequent appeals, payments of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

We have been and continue to be adversely affected by the current global recession.  We believe that weakened consumer spending, coupled with difficulties in obtaining credit (including the cost of credit) have negatively affected our customers’ abilities to acquire or open new hospitality and retail venues, and also limit their willingness and ability to make significant capital expenditures on new systems and system upgrades.  In light of these very challenging and uncertain conditions, we continue to implement actions to enhance our liquidity and maintain a solid balance sheet.  These actions include: (i) reducing certain discretionary expenses; (ii) reducing certain rates for third party contractors; (iii) implementing headcount reductions in certain departments; and (iv) implementing hiring freezes in certain departments.

FORWARD-LOOKING STATEMENTS

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section titled “Business and Investment Risks; Information Relating to Forward-Looking Statements,” in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 and in Part II, Item 1A, “Risk Factors” in this report.

Examples of such forward-looking statements include:
•	our statements about the growth of and conditions in the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
•	our expectation that product and service margins may decline in response to the competitive nature of our market;
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British pound sterling) on our financial performance;
•
our expectations that the customers with whom we do the largest amount of business will fluctuate from year to year, and our statements about the effects of large customer orders on our quarterly earnings, revenues, and total revenues;

•	our statements regarding the impact on financial results in future periods if we determine that the financial condition of customers has deteriorated;
•	our statements regarding the impact on financial results in future periods if we misjudge the remaining economic life of a product;
•	our statements concerning the fluctuations in the market price of our common stock, whether as a result of variations in our quarterly operating results or other factors;
•	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our beliefs about our competitive strengths;
•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations about our capital expenditures for future periods;
•	our expectations that our exposure to interest rate risk will not materially change in the future;
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;

•	our statements about the effects on our revenue recognition of changes in customers’ delivery requirements or a product’s completion;
•	our statements regarding our ability to increase sales of our higher margin products;
•
our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules, and

•	our expectations regarding valuation and liquidity of auction rate securities in which we have invested.

RESULTS OF OPERATIONS

Revenue:

An analysis of the sales mix by reportable segments was as follows (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended September 30,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$20,964	$32,243	$22,815	$31,450	$43,779	$63,693
Software	9,336	13,940	15,590	23,636	24,926	37,576
Service	70,032	67,404	73,736	75,396	143,768	142,800
Total Revenue	$100,332	$113,587	$112,141	$130,482	$212,473	$244,069

An analysis of the total sales mix as a percent of total revenue is as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Hardware	20.6%	26.1%
Software	11.7%	15.4%
Service	67.7%	58.5%
Total	100.0%	100.0%

For the three months ended September 30, 2009, total revenue was approximately $212.5 million, a decrease of approximately $31.6 million, or 12.9% compared to the same period last year due to the following:
•	Hardware and software revenue decreased by 31.3% and 33.7%, respectively, compared to the same period last year. Service revenue increased by 0.7% compared to the same period last year. We believe these changes were primarily due to a slow down in demand from our customers as a result of the adverse global economic conditions.
•	The % changes above also reflect the unfavorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, which negatively impacted total revenue by approximately $5.4 million.
•	The service revenue also reflects additional service revenue generated by Fry, a company which we acquired in August 2008.

The international segment revenue for the three months ended September 30, 2009 decreased by approximately $18.3 million, a decrease of 14.1% compared to the same period last year due to the following:
•	Hardware, software and service revenue decreased by 27.5%, 34.0% and 2.2%, respectively, compared to the same period last year. We believe these decreases were primarily due to a slow down in demand from our customers as a result of the adverse global economic conditions.
•	The % decreases above also reflect the unfavorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, which negatively impacted revenue by approximately $5.4 million.

U.S. segment revenue for the three months ended September 30, 2009 decreased approximately $13.3 million, a decrease of 11.7% compared to the same period last year due to the following:
•	Hardware and software revenue decreased by 35.0% and 33.0%, respectively, compared to the same period last year. Service revenue increased by 3.9% compared to the same period last year. We believe these changes were primarily due to a slow down in demand from our customers as a result of the adverse global economic conditions.
•	The service revenue also reflects additional service revenue generated by Fry, a company which we acquired in August 2008.

Cost of Sales:

An analysis of the cost of sales was as follows:

	Three Months Ended September 30,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$28,273	64.6%	$43,059	67.6%
Software	5,550	22.3%	7,300	19.4%
Service	62,138	43.2%	67,766	47.5%
Total Cost of Sales	$95,961	45.2%	$118,125	48.4%

For the three months ended September 30, 2009 and 2008, cost of sales as a percent of revenue were 45.2% and 48.4%, respectively.  Hardware cost of sales as a percent of related revenue for the three months ended September 30, 2009 decreased 3.0% compared to the same period last year primarily as a result of an overall improvement in margins on substantially all hardware product sales, including a decrease in freight costs.

Software cost of sales as a percent of related revenue increased approximately 2.9% compared to the same period last year.  This increase was primarily as a result of an increase in capitalized software amortization expense as a percent of software revenue due to a decrease in software revenue.

Service costs as a percent of related revenue decreased approximately 4.3% compared to the same period last year due to lower overall labor and travel costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended September 30, 2009, were 30.7%, a decrease of 0.8% compared to the same period last year despite a decrease in total revenue.  This decrease was due to our ability to manage our variable costs, especially our non-billable travel costs.  Additionally, we were able to reduce our compensation related expenses by approximately $4.1 million for the three months ended September 30, 2009 compared to the same period last year.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs.  An analysis of R&D activities is as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
R&D labor and other costs	$11,216	$10,596
Capitalized software development costs	(200)	(125)
Total R&D expenses	$11,016	$10,471
% of Revenue	5.2%	4.3%

The increase in R&D expenses as a percentage of revenue is primarily due to the 12.9% decrease in revenue compared to the same period last year.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended September 30, 2009 decreased approximately $0.2 million to approximately $3.8 million compared to the same period last year.

Share-Based Compensation Expenses:

For the three months ended September 30, 2009 and 2008, we recognized non-cash share-based compensation expense of approximately $3.1 million and $3.7 million, respectively.  The SG&A and R&D expenses discussed above include the following allocations of non-cash share-based compensation expenses:

	Three Months Ended September 30,
(in thousands)	2009	2008
SG&A	$2,904	$3,525
R&D	147	208
Total non-cash share-based compensation expense	3,051	3,733
Income tax benefit	(942)	(841)
Total non-cash share-based compensation expense, net of tax benefit	$2,109	$2,892
Impact on diluted net income per share	$0.03	$0.04

As of September 30, 2009, there was approximately $10.9 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.5 years.

Non-operating Income:

Net non-operating income for the three months ended September 30, 2009, was approximately $0.7 million compared to approximately $3.8 million for the same period last year.  The decrease of approximately $3.1 million reflects:

•	A decrease in interest income of approximately $2.2 million due to overall lower interest earned on cash and cash equivalents and investment (short-term and long-term) balances;
•	The credit based other-than-temporary impairment losses of approximately $0.4 million for investments in auction rate securities for the three months ended September 30, 2009; and,
•
Foreign currency exchange loss of less than $0.1 million for the three months ended September 30, 2009 compared to foreign currency exchange gain of approximately $0.5 million for the same period last year.

Income Tax Provisions:

The effective tax rate for the three months ended September 30, 2009 and 2008 was 32.5% and 34.0%, respectively.  The decrease in tax rate for the three months ended September 30, 2009 compared to the same period last year was primarily attributable to a decrease in foreign interest income included in our U.S. tax base and a decrease in non-deductible non-cash share-based compensation.  These decreases to the tax rate were partially offset by adverse changes in the mix of estimated earnings from jurisdictions that have a low statutory tax rate.

Based on currently available information, we estimate that the fiscal year 2010 effective tax rate will be approximately 33%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations.  The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business.  This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  As we did not complete any business combinations since July 1, 2009, the adoption of this new guidance did not have an impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  This statement requires that non-controlling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This statement is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other U.S. generally accepted accounting principles.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued the authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance also significantly expands related disclosure requirements.  This standard is effective for us beginning July 1, 2010, with earlier adoption permitted.  We are continuing to evaluate the impact that the adoption of this statement will have on our consolidated financial statements.

In October 2009, the FASB also issued the authoritative guidance on revenue recognition on arrangements that include software elements.  Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  This guidance will become effective for us beginning July 1, 2010, with earlier adoption permitted.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

The following comprise the critical accounting estimates that we used in the preparation of our condensed consolidated financial statements:
•      Revenue recognition;
•      Allowance for doubtful accounts;
•      Inventory;
•      Financial instruments and fair value measurements;
•      Capitalized software development costs;
•      Valuation of long-lived assets and intangible assets
•      Goodwill and indefinite-lived intangible assets;
•      Share-based compensation;
•      Income taxes.

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee.  Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2009 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our condensed consolidated statement of cash flows summary is as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$41,849	$29,658
Investing activities	8,113	(111,953)
Financing activities	(23,419)	(27,510)

Operating activities:

Net cash provided by operating activities for the three months ended September 30, 2009 increased approximately $12.2 million compared to the three months ended September 30, 2008.  This increase was primarily due to an improvement in collections related to deferred revenue for the three months ended September 30, 2009 as compared to the same period last year.

Investing activities:

Net cash flows from investing activities for the three months ended September 30, 2009 was approximately $8.1 million reflecting approximately $10.0 million we received from the sale of investments, net of cash used to purchase investments.  This amount was partially offset by approximately $1.9 million we used to purchase property, plant and equipment, and also internally developed software to be licensed to others.

Financing activities:

Net cash used in financing activities for the three months ended September 30, 2009 was approximately $23.4 million, principally reflecting stock repurchases of approximately $30.3 million.  This amount was partially offset by proceeds from stock option exercises of approximately $4.9 million and realized tax benefits from stock option exercises of approximately $2.2 million.

Capital Resources

During the three months ended September 30, 2009, the favorable foreign exchange rate fluctuations for substantially all foreign currencies against the U.S. dollar positively affected our cash and cash equivalents’ balance by approximately $7.5 million.  Our cash and cash equivalents’ balance of approximately $326.3 million at September 30, 2009 is an increase of approximately $34.0 million from the June 30, 2009 balance and an increase of approximately $82.3 million from the September 30, 2008 balance.  All cash and cash equivalents were being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit.  As of September 30, 2009, we had approximately $1.2 million outstanding under the Credit Agreements and had applied approximately an additional $0.4 million to guarantees.  We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.5 million at the September 30, 2009 exchange rate).  As of September 30, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.6 million at the September 30, 2009 exchange rate) of the credit facility has been used for guarantees. As of September 30, 2009, we had approximately $64.2 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of September 30, 2008 was 1.5%.  See Note 5 “Line of Credit,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities.

We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  In light of current economic conditions generally and in light of the overall performance of the stock market beginning in 2008, we cannot assure that funds would be available from other sources if required in connection with acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2010 will be approximately $13 million.

Financial indicators of our liquidity and capital resources as of September 30, 2009 and June 30, 2009, were as follows:

(in thousands, except ratios)	September 30, 2009	June 30, 2009
Cash and cash equivalents and short-term investments (1)	$467,560	$438,936
Available credit facilities	$66,463	$66,403
Outstanding credit facilities	(1,170)	(1,090)
Outstanding guarantees	(1,083)	(778)
Unused credit facilities	$64,210	$64,535
Working capital (2)	$442,451	$421,016
MICROS Systems, Inc.’s shareholders’ equity	$744,062	$723,447
Current ratio (3)	2.55	2.60

(1)
Does not include approximately $57.6 million and $57.8 million invested in auction rate securities, classified as long-term investments in our condensed consolidated balance sheet as of September 30, 2009 and June 30, 2009, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk

We recorded foreign sales, including exports from the United States, of approximately $112.1 million and $130.5 million during the three months ended September 30, 2009 and 2008, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 9 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

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

We transacted business in approximately thirty-nine currencies in the three months ended September 30, 2009 compared to thirty-seven currencies in the three months ended September 30, 2008.  The relative currency mix for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	% of Reported Revenue		Exchange Rates
Revenues by currency (1):	2009	2008	2009	2008
United States Dollar	52%	53%	1.0000	1.0000
European Euro	22%	21%	1.4634	1.4076
British Pound Sterling	7%	8%	1.5979	1.7778
Swiss Franc	2%	1%	0.9651	0.8895
Japanese Yen	2%	2%	0.0111	0.0094
Australian Dollar	1%	2%	0.8823	0.7903
Mexican Peso	1%	2%	0.0741	0.0916
Canadian Dollar	1%	1%	0.9340	0.9398
Singapore Dollar	1%	1%	0.7099	0.6960
Hong Kong Dollar	1%	1%	0.1290	0.1288
All Other Currencies (2)	10%	8%	0.1864	0.1910
Total	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month exchange rates for all other currencies. The “Exchange Rates as of September 30” for ‘All Other Currencies’ represents the weighted average September 30 exchange rates for all other currencies.  Weighting is based on the three month revenue for each country or region whose currency is included in the ‘All Other Currencies’ category.  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the relevant period.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in the three months ended September 30, 2009 would have affected our total revenues by approximately $6.1 million, or 2.9%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

Interest rate risk

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  At September 30, 2009, we had total borrowings of approximately $1.2 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   We believe that the fair value of the debt equals its carrying value at September 30, 2009 and June 30, 2009.  Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our lines of credit.  As our total borrowing as of September 30, 2009 was approximately $1.2 million, a 1% change in interest rate would have resulted in an immaterial impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of September 30, 2009, and the change in our interest income would not have been material for the three months ended September 30, 2009.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.  However, see Note 3 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for a discussion regarding auction rate securities.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 11 to the condensed consolidated financial statements of this Form 10-Q for information regarding certain pending legal proceedings.

ITEM 1A.   RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009.

We have experienced declines in total revenues that we believe are attributable to reduced demand resulting from current global economic conditions.  Economic conditions that are beyond our control, including the global recession, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates, have resulted in decreases in demand for our products and services.  Our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our and our customers’ control, but also are difficult to predict with any accuracy.  In particular, weakened consumer spending, coupled with difficulties many businesses are encountering in obtaining credit, have negatively affected our customers’ operating results, which we believe has had an adverse impact on their ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures on the systems that we sell.  We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.

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

Public health concerns, including those related to the spread of disease such as H1N1, could adversely affect travel and tourism, which are the primary businesses of many of our customers, and therefore could adversely affect our business.  The global outbreak of H1N1, or other public health concerns, could potentially reduce travel and tourism, which could adversely affect demand for hotel rooms and restaurants.  Because hotels and restaurants constitute a substantial portion of our customer base, our business could be adversely affected if public health concerns cause a reduction in travel and tourism.

ITEM 6.	EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Smith & Co., Inc. (filed herewith).
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934 (filed herewith).
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: November 5, 2009	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: November 5, 2009	/s/ Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller