Form 10-Q
period 2009-12-31
MICROS SYSTEMS INC
filed 2010-02-16
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009
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

YES ☐                       NO ☑

As of January 31, 2010, there were issued and outstanding 79,660,338 shares of the Registrant’s Common Stock, $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended December 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	December 31, 2009	June 30, 2009
		(1)
ASSETS
Current Assets:
Cash and cash equivalents	$340,540	$292,257
Short-term investments	125,561	146,679
Accounts receivable, net of allowance for doubtful accounts of $31,521 at December 31, 2009 and $31,892 at June 30, 2009	148,855	155,212
Inventory, net	36,994	39,783
Deferred income taxes	22,593	19,870
Prepaid expenses and other current assets	31,687	27,238
Total current assets	706,230	681,039

Long-term investments	64,716	57,823
Property, plant and equipment, net	30,547	30,520
Deferred income taxes, non-current	14,248	11,456
Goodwill	216,305	190,739
Intangible assets, net	23,259	17,709
Purchased and internally developed software costs, net of accumulated amortization of $71,851 at December 31, 2009 and $66,804 at June 30, 2009	22,388	25,749
Other assets	6,251	6,344
Total assets	$1,083,944	$1,021,379

LIABILITIES AND EQUITY
Current Liabilities:
Bank lines of credit	$1,370	$1,090
Accounts payable	37,571	38,445
Accrued expenses and other current liabilities	112,596	104,821
Income taxes payable	9,092	7,944
Deferred revenue	118,408	112,146
Total current liabilities	279,037	264,446

Income taxes payable, non-current	21,359	19,611
Deferred income taxes, non-current	2,288	1,752
Other non-current liabilities	11,950	10,539
	314,634	296,348
Commitments and contingencies (Note 13)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 79,654 at December 31, 2009 and 80,310 at June 30, 2009	498	502
Capital in excess of par	109,378	127,146
Retained earnings	625,602	575,095
Accumulated other comprehensive income	27,104	16,254
Total MICROS Systems, Inc. shareholders' equity	762,582	718,997
Noncontrolling interest	6,728	6,034
Total equity	769,310	725,031

Total liabilities and equity	$1,083,944	$1,021,379

(1) See Note 14, "Revisions to Prior Period Financial Statements" in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
		(1)	(1)	(1)
Revenue:
Hardware	$45,793	$55,646	$89,099	$119,118
Software	30,499	37,679	55,192	75,177
Services	149,355	143,184	292,757	285,846
Total revenue	225,647	236,509	437,048	480,141

Cost of sales:
Hardware	30,364	34,326	58,416	77,179
Software	7,045	6,679	12,432	13,737
Services	63,259	69,530	125,396	137,313
Total cost of sales	100,668	110,535	196,244	228,229

Gross margin	124,979	125,974	240,804	251,912

Selling, general and administrative expenses	71,359	72,736	136,478	150,108
Research and development expenses	9,703	10,624	20,720	21,094
Depreciation and amortization	4,319	4,291	8,161	8,378
Total operating expenses	85,381	87,651	165,359	179,580

Income from operations	39,598	38,323	75,445	72,332

Non-operating income (expense):
Interest income	912	2,565	1,963	5,819
Interest expense	(87)	(135)	(86)	(282)
Other (expense) income, net	(427)	(267)	(822)	420
Total non-operating income, net	398	2,163	1,055	5,957

Income before taxes	39,996	40,486	76,500	78,289
Income tax provision	13,334	14,074	25,471	27,130
Net income	26,662	26,412	51,029	51,159
Less: net income attributable to noncontrolling interest	(532)	(234)	(755)	(683)
Net income attributable to MICROS Systems, Inc.	$26,130	$26,178	$50,274	$50,476

Net income per common share attributable to MICROS Systems, Inc. common shareholders (2):
Basic	$0.33	$0.32	$0.63	$0.62
Diluted	$0.32	$0.32	$0.62	$0.61

Weighted-average number of shares outstanding:
Basic	79,700	80,424	79,724	80,556
Diluted	81,234	81,202	81,283	81,691

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating expense are as follows (3):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Increase (decrease) in other-than-temporary impairment losses	$(119)	$-	$236	$-
Add: change in non-credit based OTTI recognized in other comprehensive income	119	-	151	-
Credit based OTTI charge recognized in non-operating income (expense)	$-	$-	$387	$-

(1) See Note 14, "Revisions to Prior Period Financial Statements" in Notes to Condensed Consolidated Financial Statements.
(2) See Note 7, "Share-based Compensation" in Notes to Condensed Consolidated Financial Statements.
(3) See Note 4, "Financial Instruments and Fair Value Measurements" in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2009	2008
Net cash flows provided by operating activities	$85,921	$53,580

Cash flows from investing activities:
Proceeds from sales of investments	175,428	79,920
Purchases of investments	(156,615)	(131,899)
Net cash paid for acquisitions	(29,034)	(32,701)
Purchases of property, plant and equipment	(4,111)	(8,631)
Internally developed software	(933)	(233)
Disposal of property, plant and equipment	106	171
Net cash flows used in investing activities	(15,159)	(93,373)

Cash flows from financing activities:
Repurchases of stock	(34,973)	(15,432)
Proceeds from stock option exercises	6,963	1,363
Realized tax benefits from stock option exercises	2,667	77
Principal payments on line of credit and long-tem debt related to an acquisition	-	(18,124)
Other	372	(1,306)
Net cash flows used in financing activities	(24,971)	(33,422)

Effect of exchange rate changes on cash and cash equivalents	2,492	(24,667)

Net increase (decrease) in cash and cash equivalents	48,283	(97,882)

Cash and cash equivalents at beginning of year	292,257	377,072
Cash and cash equivalents at end of period	$340,540	$279,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders (1)
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2009	80,310	$502	$127,146	$575,095	$16,254	$6,034	$725,031
Comprehensive income:
Net income	-	-	-	50,274		755	51,029
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	10,382	(61)	10,321
Non-credit other-than-temporary gain on long-term investments, net of tax of $286	-	-	-	-	468	-	468
Total comprehensive income							61,818
Minority interest put arrangement	-	-	-	233	-	-	233
Share-based compensation	-	-	7,429	-	-	-	7,429
Stock issued upon exercise of options	606	4	6,959	-	-	-	6,963
Repurchases of stock	(1,262)	(8)	(34,965)	-	-	-	(34,973)
Income tax benefit from options exercised	-	-	2,809	-	-	-	2,809
Balance, December 31, 2009	79,654	$498	$109,378	$625,602	$27,104	$6,728	$769,310

	MICROS Systems, Inc. Shareholders (1)
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2008	80,898	$506	$131,517	$479,547	$60,154	$5,892	$677,616
Comprehensive income:
Net income	-	-	-	50,476	-	683	51,159
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(53,038)	(641)	(53,679)
Non-credit other-than-temporary losses on long-term investments, net of tax of $1,608	-	-	-	-	(2,692)	-	(2,692)
Total comprehensive loss							(5,212)
Minority interest put arrangement	-	-	-	(358)	-	-	(358)
Dividends to non-controlling interest						(619)	(619)
Share-based compensation	-	-	7,832	-	-	-	7,832
Stock issued upon exercise of options	78	-	1,363	-	-	-	1,363
Repurchases of stock	(595)	(4)	(15,428)	-	-	-	(15,432)
Income tax benefit from options exercised	-	-	84	-	-	-	84
Balance, December 31, 2008	80,381	$502	$125,368	$529,665	$4,424	$5,315	$665,274

(1) See Note 14, "Revisions to Prior Period Financial Statements" in Notes to Condensed Consolidated Financial Statements.

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
During January 2010, the Company uncovered certain fraudulent activities in its subsidiary in Japan which spanned the period from fiscal year 2006 to the three months ended December 31, 2009.  The Company has determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period.  The Company concluded that the misstatements do not materially affect the previously issued financial statements for any of its prior periods.  Appropriate adjustments have been made to prior period information included in the accompanying condensed consolidated financial statements and described in these notes to the consolidated financial statements.  See Note 14 below for further detail.
The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future periods.
There were no subsequent events that the Company was required to recognize or disclose in the accompanying consolidated financial statements.  Subsequent events have been evaluated through February 16, 2010, the date these financial statements are issued.

2.	ACQUISITIONS
On December 31, 2009, the Company acquired TIG Global, LLC (“TIG Global”), an online marketer specializing in hotel and destination internet marketing, headquartered in the Washington, D.C. metropolitan area, for a total cash purchase price of approximately $29.0 million, net of cash acquired.  Approximately $3.0 million of the total purchase price is held in escrow and, if specified claims against TIG Global arise, such amounts may be used to satisfy those claims.  Any amounts remaining in escrow after the satisfaction of any such claims are to be paid in two installments, at 12 and 18 months after closing.  The selling TIG Global members may receive up to an additional approximately $0.9 million based upon achievement of specified financial targets for calendar year 2010.  Approximately $0.6 million of the $0.9 million has been included in the purchase price allocation.  In connection with the acquisition, the Company recorded goodwill of approximately $24.0 million and intangible assets of approximately $6.8 million, principally customer relationships which will be amortized over 10 years.  The acquisition of TIG Global has been included in the Company’s results since the acquisition date of December 31, 2009.  The Company expects to finalize the purchase price allocation in the third quarter of 2010.  The pro forma effect of this acquisition is not material to the consolidated financial position and results of operations presented in this report.

3.	INVENTORY
The components of inventory are as follows:

	December 31, 2009	June 30, 2009
(in thousands)
Raw materials	$1,597	$1,889
Work-in-process	8	15
Finished goods	35,389	37,879
Total inventory	$36,994	$39,783

The Company maintained a reserve for inventory obsolescence of approximately $11.8 million at December 31, 2009, compared to approximately $11.4 million at June 30, 2009.  During the three months ended December 31, 2009 and 2008 the Company reserved approximately $0.9 million and $0.1 million, respectively.  During the six months ended December 31, 2009 and 2008, the Company reserved approximately $1.6 million and $1.7 million, respectively.  All reserves related to potentially obsolete and slow moving products.  As of December 31, 2009, foreign currency translation increased the reserve for inventory obsolescence by approximately $0.1 million as compared to June 30, 2009.

4.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Short-term and long-term investments consist of the following:

	December 31, 2009		June 30, 2009
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit - international	$85,247	$85,247	$115,762	$115,762
Auction rate securities	64,275	58,190	64,275	57,823
U.S. government	39,204	39,204	25,084	25,084
Foreign corporate debt security	7,123	7,123	4,209	4,209
Time deposit - U.S.	513	513	970	970
Other	-	-	654	654
Total investments	$196,362	$190,277	$210,954	$204,502

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

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or inputs that are derived principally from or corroborated by observable market data or other means.

•
Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The financial assets accounted for at fair value were as follows (excludes cash and cash equivalents of approximately $340.5 million and $292.3 million as of December 31, 2009 and June 30, 2009):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at December 31, 2009:
Short-term and long-term investments:
Time deposit - international	$-	$85,247	$-	$85,247
Auction rate securities	-	-	58,190	58,190
U.S. government	39,204	-	-	39,204
Foreign corporate debt security	7,123	-	-	7,123
Time deposit - U.S.	-	513	-	513
Total short-term and long-term investments	$46,327	$85,760	$58,190	$190,277

Balance at June 30, 2009:
Short-term and long-term investments:
Time deposit - international	$-	$115,762	$-	$115,762
Auction rate securities	-	-	57,823	57,823
U.S. government	25,084	-	-	25,084
Foreign corporate debt security	4,209	-	-	4,209
Time deposit - U.S.	-	970	-	970
Other	-	654	-	654
Total short-term and long-term investments	$29,293	$117,386	$57,823	$204,502

At December 31, 2009 and June 30, 2009, other than the Company’s investments in auction rate securities, the Company’s investments were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximates fair value.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.
During the six months ended December 31, 2009 and 2008, the Company did not recognize any gains or losses on its investments, other than related to the Company’s investments in auction rate securities.

The contractual maturities of investments held at December 31, 2009 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$125,561	$125,561
Due between 1 - 2 years	6,526	6,526
Due after 10 years - auction rate securities	64,275	58,190
Balance at December 31, 2009	$196,362	$190,277

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Due to the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities previously (prior to February 2008) were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of December 31, 2009 and June 30, 2009 instead of being classified as short-term investments, as was the case prior to February 2008.
As of December 31, 2009, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of any impairment as temporary versus other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability of failing or passing auction or early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.
Based on its fair value assessment, the Company determined that its investments in auction rate securities as of December 31, 2009 were impaired by approximately $6.1 million as compared to an impairment of approximately $6.7 million as of September 30, 2009 and $6.5 million as of June 30, 2009.  Approximately $2.2 million of this impairment at December 31, 2009 was deemed to be other-than-temporary.  The valuations further evaluated the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to each security issued from the structure and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $1.7 million of the cumulative impairment losses were credit based which is unchanged from the September 30, 2009 evaluation.  For the three months ended September 30, 2009, the Company had recorded $0.4 million, the incremental credit based losses as compared to June 30, 2009, in its consolidated statement of operations.  Because there were no incremental credit based losses at December 31, 2009 as compared to September 30, 2009, no additional amounts were required to be recorded for the three months ended December 31, 2009.
The remaining impairment losses of approximately $4.4 million (approximately $2.7 million, net of tax) were recorded in accumulated other comprehensive income as of December 31, 2009.

A reconciliation of changes in the fair value of auction rate securities, and the related realized and unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2009	$64,275	$(4,474)	$(712)	$(1,266)	$57,823
Changes in losses related to investments	-	140	32	(387)	(215)
Balance at September 30, 2009	64,275	(4,334)	(680)	(1,653)	57,608
Changes in losses related to investments	-	463	119	-	582
Balance at December 31, 2009	$64,275	$(3,871)	$(561)	$(1,653)	$58,190

(1) Recorded in the accumulated other comprehensive income (loss) component of stockholders' equity.
(2) Recorded in the condensed consolidated statement of operations.

During the six months ended December 31, 2009, the Company had no sales or redemptions of its auction rate securities.
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

5.	GOODWILL AND INTANGIBLE ASSETS
During the three months ended September 30, 2009, the Company completed its annual impairment test on its goodwill and its indefinite-lived trademarks as of July 1, 2009.  Based on its annual impairment test results, the Company determined that no impairment of its goodwill or indefinite-lived trademarks existed as of July 1, 2009, and subsequent to July 1, 2009, there have not been any events or changes in circumstances indicating that it is more likely than not that goodwill or indefinite-lived trademarks have been impaired.
During the three months ended December 31, 2009, the Company recorded goodwill of approximately $24.0 million in connection with its acquisition of TIG Global (see Note 2).

6.	LINE OF CREDIT
The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2010.  The lenders under the Credit Agreements are Bank of America, N.A., Wells Fargo and US Bank (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.
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
As of December 31, 2009, the Company had approximately $1.4 million outstanding under the Credit Agreements and has applied an additional approximately $0.4 million to guarantees.
The Company also has a credit agreement with a European bank under which the Company may borrow up to EUR 1.0 million (approximately $1.4 million at the December 31, 2009 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of December 31, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.3 million (approximately $0.5 million at the December 31, 2009 exchange rate) of the credit facility has been used for guarantees.
As of December 31, 2009, the Company had approximately $64.1 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of December 31, 2009 was 1.5%.

7.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
Selling, general and administrative	$4,235	$3,886	$7,139	$7,411
Research and development	143	213	290	421
Total non-cash share-based compensation expense	4,378	4,099	7,429	7,832
Income tax benefit	(1,464)	(978)	(2,406)	(1,819)
Total non-cash share-based compensation expense, net of tax benefit	$2,914	$3,121	$5,023	$6,013
Impact on diluted net income per share	$0.03	$0.04	$0.05	$0.08

No non-cash share-based compensation expense has been capitalized for the six months ended December 31, 2009 and 2008, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.
As of December 31, 2009, there was approximately $14.6 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.9 years.

8.	NET INCOME PER SHARE
Basic net income per common share is computed by dividing net income available to MICROS Systems, Inc. common shareholders by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  A reconciliation of the net income attributable to MICROS Systems, Inc. and the weighted-average number of common shares outstanding to the net income available to MICROS Systems, Inc. common shareholders and the weighted-average number of common shares outstanding on a diluted basis is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2009	2008	2009	2008
Net income attributable to MICROS Systems, Inc.	$26,130	$26,178	$50,274	$50,476
Effect of minority put arrangement	173	(167)	233	(358)
Net income available to MICROS Systems, Inc. common shareholders	$26,303	$26,011	$50,507	$50,118

Average common shares outstanding	79,700	80,424	79,724	80,556
Dilutive effect of outstanding stock options	1,534	778	1,559	1,135
Average common shares outstanding assuming dilution	81,234	81,202	81,283	81,691

Basic net income per share	$0.33	$0.32	$0.63	$0.62
Diluted net income per share	$0.32	$0.32	$0.62	$0.61
Anti-dilutive weighted shares excluded from reconciliation	1,786	4,521	1,695	3,195

Results for the three months ended December 31, 2009 and 2008 include approximately $4.4 million ($2.9 million, net of tax) and $4.1 million ($3.1 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.03 and $0.04 for the three months ended December 31, 2009 and 2008, respectively.
Results for the six months ended December 31, 2009 and 2008 include approximately $7.4 million ($5.0 million, net of tax) and $7.8 million ($6.0 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.05 and $0.08 for the six months ended December 31, 2009 and 2008, respectively.

9.	OTHER COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
Net income	$26,662	$26,412	$51,029	$51,159
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,401)	(13,667)	10,321	(53,679)
Unrealized loss on non-current investments	361	(3,206)	468	(2,692)
Other comprehensive (loss) income, net of tax	(5,040)	(16,873)	10,789	(56,371)

Total comprehensive income (loss)	21,622	9,539	61,818	(5,212)

Less: Net income attributable to non-controlling interest	(532)	(234)	(755)	(683)
Less: Foreign currency translation adjustments
attributable to non-controlling interest	306	144	61	641
Total comprehensive income (loss) attributable to MICROS Systems, Inc.	$21,396	$9,449	$61,124	$(5,254)

The foreign currency translation adjustments of approximately $5.4 million (unfavorable) and approximately $13.7 million (unfavorable) for the three months ended December 31, 2009 and 2008, respectively, and approximately $10.3 million (favorable) and approximately $53.7 million (unfavorable) for the six months ended December 31, 2009 and 2008, respectively, were due to foreign currency exchange rate fluctuations, mainly between the U.S. dollar and the Euro, and between the U.S. dollar and the Australian dollar.  As of December 31, 2009, the Euro has increased in value by approximately 2% against the dollar since June 30, 2009 and has suffered a 2% decrease in value against the dollar since September 30, 2009.  As of December 31, 2009, the Australian dollar has increased by approximately 11% in value against the U.S. dollar since June 30, 2009, and approximately 2% since September 30, 2009.  Approximately $299.7 million and $8.1 million of the Company’s net assets at December 31, 2009 are denominated in Euros and Australian dollar, respectively.

10.	RECENT ACCOUNTING GUIDANCE

RECENTLY ADOPTED ACCOUNTING GUIDANCE
On July 1, 2009, the Company adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations.  The guidance addresses the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business.  This guidance also provides standards for recognizing and measuring the goodwill acquired in the business combination and for disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company’s acquisition of TIG Global on December 31, 2009 was accounted for under this guidance.
On July 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  This guidance requires, among other things, that: non-controlling interests be reported as a component of equity; changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and any retained non-controlling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On July 1, 2009, the Company adopted the authoritative guidance issued by the FASB which revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, other than non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which already were subject to the FASB guidance.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED
In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of purchases, sales, issuance, and settlements of assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for the Company beginning January 1, 2010, except for the disclosure on the activities for Level 3 fair value measurements, which is effective for the Company beginning July 1, 2011. Other than requiring additional disclosures, adoption of this guidance will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued an authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”).  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The guidance also significantly expands related disclosure requirements.  This standard is effective for the Company beginning July 1, 2010.  The Company is continuing to evaluate the impact that the adoption of this guidance will have on its consolidated financial statements.
In October 2009, the FASB also issued an authoritative guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  This guidance will become effective for the Company beginning July 1, 2010.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

11.	SEGMENT INFORMATION
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
The following table summarizes the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
Revenues (1):
United States	$117,026	$130,020	$228,416	$257,457
International	118,530	115,959	226,626	241,158
Intersegment eliminations (2)	(9,909)	(9,470)	(17,994)	(18,474)
Total revenues	$225,647	$236,509	$437,048	$480,141

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
Income before taxes (1):
United States	$19,906	$21,065	$37,814	$37,919
International	27,492	26,073	51,804	52,793
Intersegment eliminations (2)	(7,402)	(6,652)	(13,118)	(12,423)
Total income before taxes	$39,996	$40,486	$76,500	$78,289

	As of
(in thousands)	December 31, 2009	June 30, 2009
Identifiable assets (3):
United States	$498,456	$492,402
International	585,488	528,977
Total identifiable assets	$1,083,944	$1,021,379

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S.’s intercompany business.
(3)	Amounts based on the physical location of the asset.

12.	SHAREHOLDERS’ EQUITY
During the period from fiscal year 2002 through fiscal year 2009, the Board of Directors authorized the purchase of up to an aggregate of 12 million shares of the Company’s common stock.  On August 25, 2009, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of December 31, 2009, approximately 2.0 million shares remain available for purchase under the outstanding authorizations.
The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)
Total shares purchased:
As of June 30, 2009	10,717,800	$19.39	$207,829
Three months ended September 30, 2009	1,101,200	$27.55	30,336
Three months ended December 31, 2009	160,350	$28.92	4,637
As of December 31, 2009	11,979,350		$242,802

13.	CONTINGENCIES
There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are the Company’s customers, based on the terms of the Company’s contracts with those customers.  The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions.  The defendants include approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.  The Company initially agreed to provide indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers.  However, one such customer has filed for protection under the U.S. Bankruptcy Code and the Company is now providing indemnity coverage only for four of the customers.  Through December 31, 2009, the Company’s legal fees with respect to indemnity coverage for this matter have not been material, and the Company does not anticipate that its future indemnification obligations will be material.  As previously disclosed, on September 4, 2009, the Court lifted a stay on the proceedings following the issuance by the United States Patent and Trademark Office of a Reexamination Certificate upholding the validity of the patent.  The parties then filed a Joint Preliminary Planning Report and Scheduling Plan whereby the Defendants sought, among other things, a moratorium on discovery pending the Court’s ruling on two separate motions for summary judgment filed by one defendant in this case and another defendant in a related case.  On January 12, 2010, and December 29, 2009, the Court denied without prejudice the two motions for summary judgment and the Defendants’ request for a moratorium on discovery. The Parties are now proceeding with discovery and claims construction.  Based on currently available information, the Company does not believe that the Company’s products infringe the patent and will vigorously defend the action.
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

As disclosed in previous filings, on May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs have appealed the verdicts on various grounds.  Oral argument on the appeal is scheduled on February 24, 2010.  The Company has established only an immaterial reserve for any potential liability relating to these matters, as the Company believes that it can present strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable.  Nevertheless, even if the verdicts were not reversed or reduced on appeal, payment of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.
The Company is and has been involved in legal proceedings arising in the normal course of business, and, subject to the matters referenced above, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

14.	REVISIONS TO PRIOR PERIOD FINANCIAL STATEMENTS

During January 2010, the Company uncovered certain fraudulent activities in its Japanese subsidiary which spanned the period from fiscal year 2006 to the three months ended December 31, 2009.  As a result of the Company’s investigation, the Company determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period. The transactions served principally to inflate revenue and cost of sales through the creation of fraudulent revenue documentation and to understate liabilities for loans executed where the Company was the guarantor over this period.  These off-balance sheet loans were indirectly used to pay down a portion of the Company's fictitious accounts receivable balances.  The Company has concluded, based on its investigation, that the fraud was solely perpetrated by one employee of the Company's Japanese subsidiary who was not a member of senior management and that the individual involved expended significant effort over the period to create a variety of schemes which deliberately circumvented or manipulated the entity's local controls and procedures.  These schemes were primarily designed to inflate revenues and cost of sales and to obtain financing from third parties to pay off the accounts receivable balances in order to prolong the schemes.  The Company terminated the employee upon completion of its investigation.

The following table shows the revised financial statement line items for the various fiscal periods affected by the adjustments described above:

	FY 2010	Fiscal Year Ended June 30, 2009			Fiscal Year Ended June 30,
(in thousands, except for EPS)	Q1	Q1	Q2	Q3	2009	2008	2007	2006
Revenue:
As previously reported	$212,473	$244,069	$237,934	$205,666	$911,847	$954,184	$785,727	$678,953
Adjustment	(1,072)	(437)	(1,425)	(923)	(4,122)	(234)	(754)	(720)
As revised	$211,401	$243,632	$236,509	$204,743	$907,725	$953,950	$784,973	$678,233

Net income:
As previously reported	$24,771	$24,882	$27,074	$23,353	$99,297	$101,284	$79,988	$63,528
Adjustment	(624)	(584)	(896)	(401)	(3,005)	(547)	(113)	(565)
As revised	$24,147	$24,298	$26,178	$22,952	$96,292	$100,737	$79,875	$62,963

Basic EPS:
As previously reported	$0.31	$0.31	$0.33	$0.29	$1.22	$1.23	$1.00	$0.82
Adjustment	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)	-	-	(0.01)
As revised	$0.30	$0.30	$0.32	$0.28	$1.19	$1.23	$1.00	$0.81

Diluted EPS:
As previously reported	$0.31	$0.30	$0.33	$0.29	$1.21	$1.21	$0.97	$0.78
Adjustment	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)	(0.01)	-	(0.01)
As revised	$0.30	$0.29	$0.32	$0.28	$1.17	$1.20	$0.97	$0.77

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", the Company believes that the adjustments to correct for the fraudulent activities are not material to any of its current financial statements for periods beginning with the year ended June 30, 2006 and through the three months ended September 30, 2009.  However, the Company believes that the adjustments would be material to the quarterly results and trend for the three months ended December 31, 2009.   Accordingly, the Company determined that it would revise its previous financial statements to record these adjustments; however, because the effect of the adjustments were not material to any previously issued financial statements, the Company determined not to amend its previously filed Quarterly Reports on Form 10-Q or its Annual Reports on Form 10-K, rather the Company will make corresponding adjustments to prior periods, as appropriate, the next time those financial statements are filed.

The Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2008 and the Condensed Consolidated Balance Sheet as of June 30, 2009 included in this Form 10-Q have been revised as follows:

	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008
(in thousands, except for EPS)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue:
Hardware	$56,145	$(499)	$55,646	$119,839	$(721)	$119,118
Software	38,196	(517)	37,679	75,772	(595)	75,177
Services	143,593	(409)	143,184	286,393	(547)	285,846
Total	237,934	(1,425)	236,509	482,004	(1,863)	480,141

COS:
Hardware	34,756	(430)	34,326	77,815	(636)	77,179
Software	7,098	(419)	6,679	14,398	(661)	13,737
Services	69,557	(27)	69,530	137,324	(11)	137,313
Total	111,411	(876)	110,535	229,537	(1,308)	228,229

Gross margin	126,523	(549)	125,974	252,467	(555)	251,912
Selling, general and administrative expenses	72,395	341	72,736	149,196	912	150,108
Income before taxes	41,376	(890)	40,486	79,756	(1,467)	78,289
Income tax provision	14,068	6	14,074	27,117	13	27,130
Net income attributable to MICROS Systems, Inc.	27,074	(896)	26,178	51,956	(1,480)	50,476

Basic EPS	$0.33	$(0.01)	$0.32	$0.64	$(0.02)	$0.62
Diluted EPS	$0.33	$(0.01)	$0.32	$0.63	$(0.02)	$0.61

	As of June 30, 2009
(in thousands)	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$157,479	$(2,267)	$155,212
Deferred income taxes, current	20,283	(413)	19,870
Deferred income taxes, non-current	11,483	(27)	11,456
Total assets	1,024,086	$(2,707)	1,021,379

Accounts payable	$36,647	$1,798	$38,445
Income taxes payable	7,999	(55)	7,944

Retained earnings	579,331	(4,236)	575,095
Accumulated other comprehensive income	16,468	(214)	16,254
Total MICROS Systems, Inc. shareholders' equity	723,447	(4,450)	718,997
Total liabilities and equity	1,024,086	$(2,707)	1,021,379

The adjustments noted above have no impact on the consolidated statements of cash flows, other than to change certain reconciling items in arriving at cash provided by operations, however, cash provided by operations in total is unaffected for any of the annual or interim periods.

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

FORWARD-LOOKING STATEMENTS
       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 and in Part II, Item 1A, “Risk Factors” in this report.
Examples of such forward-looking statements include:
•	our statements about the growth of and conditions in the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and the Australian dollar) on our financial performance;
•	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our beliefs about our competitive strengths;
•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting guidance;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations about our capital expenditures for future periods;
•	our expectations that our exposure to interest rate risk will not materially change in the future;
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
•	our expectations regarding valuation and liquidity of auction rate securities in which we have invested.

RESULTS OF OPERATIONS
During January 2010, we uncovered certain fraudulent activities in our Japanese subsidiary which spanned the period from fiscal year 2006 to the three months ended December 31, 2009.  As a result of our investigation, we determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period. The transactions served principally to inflate revenue and cost of sales through the creation of fraudulent revenue documentation and to understate liabilities for loans executed where we were the guarantor over this period.  These off-balance sheet loans were indirectly used to pay down a portion of our fictitious accounts receivable balances.  We have concluded, based on our investigation, that the fraud was solely perpetrated by one employee of our Japanese subsidiary who was not a member of senior management and that the individual involved expended significant effort over the period to create a variety of schemes which deliberately circumvented or manipulated the entity's local controls and procedures.  These schemes were primarily designed to inflate revenues and cost of sales and to obtain financing from third parties to pay off the accounts receivable balances in order to prolong the schemes.  We terminated the employee upon completion of our investigation.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", we believe that the adjustments to correct for the fraudulent activities are not material to any of our current financial statements for periods beginning with the year ended June 30, 2006 and through the three months ended September 30, 2009.  However, we believe that the adjustments would be material to the quarterly results and trend for the three months ended December 31, 2009.   Accordingly, we determined that we would revise our previous financial statements to record these adjustments; however because the effect of the adjustments were not material to any previously issued financial statements, we determined not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K; rather, we will make corresponding adjustments to other prior periods as appropriate the next time those financial statements are filed.
The Condensed Consolidated Statement of Operations for the six months ended December 31, 2009 included in this Form 10-Q has been revised to reflect the corrections of the misstatements in the three months ended September 30, 2009.  The corrections decreased revenue and net income for the six months ended December 31, 2009 by approximately $1.1 million and $0.6 million, respectively.  The Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008 also have been revised to reflect corrections of the misstatements in those respective periods.  The corrections decreased revenue for the three and six months ended December 31, 2008 by approximately $1.4 million and $1.9 million, respectively, and decreased net income by approximately $0.9 million and $1.5 million, respectively.

Revenue:

Three Months Ended December 31, 2009:
The following table provides information regarding the sales mix by reportable segments (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended December 31,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$21,879	$29,425	$23,914	$26,221	$45,793	$55,646
Software	12,621	13,271	17,878	24,408	30,499	37,679
Service	69,034	73,090	80,321	70,094	149,355	143,184
Total Revenue	$103,534	$115,786	$122,113	$120,723	$225,647	$236,509

The following table provides information regarding the total sales mix as a percentage of total revenue:

	Three Months Ended
	December 31,
(in thousands)	2009	2008
Hardware	20.3%	23.5%
Software	13.5%	15.9%
Service	66.2%	60.6%
Total	100.0%	100.0%

For the three months ended December 31, 2009, total revenue was approximately $225.6 million, a decrease of approximately $10.9 million, or 4.6% compared to the same period last year, reflecting the following:
•
Hardware and software revenue decreased by 17.7% and 19.1%, respectively, compared to the same period last year.  Service revenue increased by 4.3% compared to the same period last year, which represents a lower than historical average increase.  We believe these changes primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

•
The decline in total revenue was offset partially by favorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, which positively impacted total revenue by approximately $10.8 million.

The international segment revenue for the three months ended December 31, 2009 increased by approximately $1.4 million, an increase of 1.2% compared to the same period last year, reflecting the following:
•
Hardware and software revenue decreased by 8.8% and 26.8%, respectively, compared to the same period last year.  We believe these decreases primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

•	Service revenue increased by 14.6% compared to the same period last year, principally due to favorable foreign currency exchange rate fluctuations.
•	Favorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, positively impacted international revenue by approximately $10.8 million.

U.S. segment revenue for the three months ended December 31, 2009 decreased approximately $12.3 million, a decrease of 10.6% compared to the same period last year due to the following:
•
Hardware, software and service revenue decreased by 25.6%, 4.9% and 5.5%, respectively, compared to the same period last year.  We believe these changes primarily were due to a slow down in demand from our customers as a result of the adverse global economic conditions.

Six Months Ended December 31, 2009:
The following table provides information regarding the sales mix by reportable segments (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Six Months Ended December 31,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$42,842	$61,668	$46,257	$57,450	$89,099	$119,118
Software	21,958	27,211	33,234	47,966	55,192	75,177
Service	139,067	140,494	153,690	145,352	292,757	285,846
Total Revenue	$203,867	$229,373	$233,181	$250,768	$437,048	$480,141

The following table provides information regarding the total sales mix as a percentage of total revenue:

	Six Months Ended
	December 31,
(in thousands)	2009	2008
Hardware	20.4%	24.8%
Software	12.6%	15.7%
Service	67.0%	59.5%
Total	100.0%	100.0%

For the six months ended December 31, 2009, total revenue was approximately $437.0 million, a decrease of approximately $43.1 million, or 9.0% compared to the same period last year due to the following:
•
Hardware and software revenue decreased by 25.2% and 26.6%, respectively, compared to the same period last year.  Service revenue increased by 2.4% compared to the same period last year, which represents a lower than historical average increase.  We believe these changes primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

•
The decline in total revenue was offset partially by favorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, which positively impacted total revenue by approximately $5.3 million.

The international segment revenue for the six months ended December 31, 2009 decreased by approximately $17.6 million, a decrease of 7.0% compared to the same period last year due to the following:
•
Hardware and software revenue decreased by 19.5% and 30.7%, respectively, compared to the same period last year.  We believe these decreases primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

•	Service revenue increased by 5.7% compared to the same period last year, of which approximately 2.4% was due to favorable foreign currency exchange rate fluctuations.
•	Favorable foreign currency exchange rate fluctuations for substantially all foreign currencies against the U.S. dollar positively impacted international revenue by approximately $5.3 million.

U.S. segment revenue for the six months ended December 31, 2009 decreased approximately $25.5 million, a decrease of 11.1% compared to the same period last year due to the following:
•
Hardware, software and service revenue decreased by 30.5%, 19.3% and 1.0%, respectively, compared to the same period last year.  We believe these changes primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

Cost of Sales:

Three Months Ended December 31, 2009:
The following table provides information regarding the cost of sales:

	Three Months Ended December 31,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$30,364	66.3%	$34,326	61.7%
Software	7,045	23.1%	6,679	17.7%
Service	63,259	42.4%	69,530	48.6%
Total Cost of Sales	$100,668	44.6%	$110,535	46.7%

For the three months ended December 31, 2009 and 2008, cost of sales as a percentage of revenue was 44.6% and 46.7%, respectively.  The decrease in cost of sales as a percentage of revenue reflects the following:
•	A 6.2% decrease in service costs as a percentage of revenue due to lower labor and travel costs.
•
The decrease was offset partially by the 4.6% increase in hardware cost of sales as a percentage of related revenue primarily as a result of lower margins on substantially all third party hardware product sales and a 5.4% increase in software cost of sales as a percentage of related revenue primarily as a result of an adverse change in sales mix and an increase in capitalized software amortization expense as a percentage of software revenue.

Six Months Ended December 31, 2009:
The following table provides information regarding the cost of sales:

	Six Months Ended December 31,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$58,416	65.6%	$77,179	64.8%
Software	12,432	22.5%	13,737	18.3%
Service	125,396	42.8%	137,313	48.0%
Total Cost of Sales	$196,244	44.9%	$228,229	47.5%

For the six months ended December 31, 2009 and 2008, cost of sales as a percentage of revenue was 44.9% and 47.5%, respectively. This decrease in cost of sales as a percentage of revenue reflects the following:
•	A 5.2% decrease in service costs as a percentage of revenue due to lower labor and travel costs.
•
The decrease was partially offset by the 0.8% increase in hardware cost of sales as a percentage of related revenue primarily as a result of lower margins on substantially all third party hardware product sales and a 4.2% increase in software cost of sales as a percentage of related revenue primarily as a result of an adverse change in sales mix, lower margin on third party software sales and an increase in capitalized software amortization expense as a percentage of software revenue.

Selling, General and Administrative (“SG&A”) Expenses:
SG&A expenses decreased by approximately $1.4 million for the three months ended December 31, 2009 primarily due to our global collection efforts which resulted in a lower reserve for potential uncollectible accounts receivable and the collection of certain old receivables that previously were fully reserved for.  We were also able to reduce our non-customer related travel expenses.  However, SG&A as a percentage of revenue increased 0.8% to 31.6% for the three months ended December 31, 2009, compared to the same period last year primarily due to certain fixed costs that we were not able to leverage with the decrease in total revenue.
SG&A expenses decreased by approximately $13.6 million for the six months ended December 31, 2009, primarily due to our global collection efforts, which resulted in a lower reserve for potential uncollectible accounts receivable and the collection of certain old receivables that previously were fully reserved for.  We were also able to significantly reduce our non-customer related travel expenses.  Nevertheless, SG&A expenses as a percentage of revenue decreased 0.1% to 31.2% for the three months ended December 31, 2009 compared to the same period last year.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs.  The following table provides information regarding R&D activities:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
R&D labor and other costs	$10,436	$10,732	$21,653	$21,327
Capitalized software development costs	(733)	(108)	(933)	(233)
Total R&D expenses	$9,703	$10,624	$20,720	$21,094
% of Revenue	4.3%	4.5%	4.7%	4.4%

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended December 31, 2009 and December 31, 2008, remained constant at approximately $4.3 million.  Depreciation and amortization expenses for the six months ended December 31, 2009 decreased to approximately $8.2 million, an approximately $0.2 million decline compared to the same period last year.

Share-Based Compensation Expenses:
The SG&A and R&D expenses discussed above include the following allocations of non-cash share-based compensation expenses:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
SG&A	$4,235	$3,886	$7,139	$7,411
R&D	143	213	290	421
Total non-cash share-based compensation expense	4,378	4,099	7,429	7,832
Income tax benefit	(1,464)	(978)	(2,406)	(1,819)
Total non-cash share-based compensation expense, net of tax benefit	$2,914	$3,121	$5,023	$6,013
Impact on diluted net income per share	$0.03	$0.04	$0.05	$0.08

As of December 31, 2009, there was approximately $14.6 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.9 years.

Non-operating Income:
Net non-operating income for the three months ended December 31, 2009, was approximately $0.4 million compared to approximately $2.2 million for the same period last year.  This decrease is primarily due to approximately $1.7 million decline in interest earned on cash and cash equivalent balances and investments (short-term and long-term).
Net non-operating income for the six months ended December 31, 2009, was approximately $1.1 million compared to approximately $6.0 million for the same period last year.  The decrease of approximately $4.9 million reflects:
•	A decrease in interest income of approximately $3.9 million due to overall lower interest earned on cash and cash equivalent balances and investments (short-term and long-term);
•	The credit based other-than-temporary impairment losses of approximately $0.4 million for investments in auction rate securities; and,
•
Foreign currency exchange loss of approximately $0.4 million for six months ended December 31, 2009 compared to foreign currency exchange gain of approximately $0.4 million for the same period last year.

Income Tax Provisions:
The effective tax rate for the three months ended December 31, 2009 and 2008 was 33.3% and 34.8%, respectively.  The effective tax rate for the six months ended December 31, 2009 and 2008 was 33.3% and 34.7%, respectively.
Based on currently available information, we estimate that the fiscal year 2010 effective tax rate will be approximately 33.0%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Guidance
On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations.  The guidance addresses the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business.  This guidance also provides standards for recognizing and measuring the goodwill acquired in the business combination and for disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Our acquisition of TIG Global on December 31, 2009 was accounted for under this guidance.
On July 1, 2009, we adopted authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  This guidance requires, among other things, that: non-controlling interests be reported as a component of equity: changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and any retained non-controlling equity investment upon the deconsolidation of a subsidiary initially be measured at fair value.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
On July 1, 2009, we adopted authoritative guidance issued by the FASB which revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
On July 1, 2009, we adopted authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, other than non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which already were subject to FASB guidance.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for us beginning January 1, 2010, except for the disclosure of activities for Level 3 fair value measurements, which is effective for us beginning July 1, 2011. Other than requiring additional disclosures, adoption of this guidance will not have a material impact on our consolidated financial statements.
In October 2009, the FASB issued an authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”).  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The guidance also significantly expands related disclosure requirements.  This standard is effective for us beginning July 1, 2010.  We are continuing to evaluate the impact that the adoption of this guidance will have on our consolidated financial statements.
In October 2009, the FASB also issued an authoritative guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  This guidance will become effective for us beginning July 1, 2010.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

•      Share-based compensation; and
•      Income taxes.

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee.  Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2009 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
The following summarizes our condensed consolidated statement of cash flows:

	Six Months Ended
	December 31,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$85,921	$53,580
Investing activities	(15,159)	(93,373)
Financing activities	(24,971)	(33,422)

Operating activities:
Net cash provided by operating activities for the six months ended December 31, 2009 increased approximately $32.3 million compared to the six months ended December 31, 2008.  This increase was primarily due to an improvement in collections of accounts receivable for the six months ended December 31, 2009 as compared to the same period last year.

Investing activities:
Net cash flows used in investing activities for the six months ended December 31, 2009 was approximately $15.2 million principally reflecting approximately $29.0 million used in connection with the acquisition of TIG Global on December 31, 2009.  Additionally, approximately $5.0 million was used to purchase property, plant and equipment and for internally developed software to be licensed to others.  These amounts were partially offset by approximately $18.8 million received from the sale of investments, net of cash used to purchase investments.

Financing activities:
Net cash used in financing activities for the six months ended December 31, 2009 was approximately $25.0 million, principally reflecting stock repurchases of approximately $35.0 million.  This amount was partially offset by proceeds from stock option exercises of approximately $7.0 million and realized tax benefits from stock option exercises of approximately $2.7 million.

Capital Resources
During the six months ended December 31, 2009, the favorable foreign exchange rate fluctuations for substantially all foreign currencies against the U.S. dollar positively affected our cash and cash equivalents’ balance by approximately $2.5 million.  Our cash and cash equivalents’ balance of approximately $340.5 million at December 31, 2009 is an increase of approximately $48.3 million from the June 30, 2009 balance.  All cash and cash equivalents were being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.
We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit.  As of December 31, 2009, we had approximately $1.4 million outstanding under the Credit Agreements and had applied approximately an additional $0.4 million to guarantees.  We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the December 31, 2009 exchange rate).  As of December 31, 2009, there were no balances outstanding on this credit facility, but approximately EUR 0.3 million (approximately $0.5 million at the December 31, 2009 exchange rate) of the credit facility has been used for guarantees.  As of December 31, 2009, we had approximately $64.1 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of December 31, 2009 was 1.5%.
We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.
We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  In light of current economic conditions generally and in light of the overall performance of the stock market beginning in 2008, we cannot assure that funds would be available from other sources if required in connection with acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2010 will be approximately $11 million.

Financial indicators of our liquidity and capital resources as of December 31, 2009 and June 30, 2009, were as follows:

(in thousands, except ratios)	December 31, 2009	June 30, 2009
Cash and cash equivalents and short-term investments (1)	$466,101	$438,936
Available credit facilities	$66,432	$66,403
Outstanding credit facilities	(1,370)	(1,090)
Outstanding guarantees	(921)	(778)
Unused credit facilities	$64,141	$64,535
Working capital (2)	$427,193	$416,593
MICROS Systems, Inc.’s shareholders’ equity	$762,582	$718,997
Current ratio (3)	2.53	2.58

(1)
Does not include approximately $58.2 million and $57.8 million invested in auction rate securities, classified as long-term investments in our condensed consolidated balance sheet as of December 31, 2009 and June 30, 2009, respectively. Cash and cash equivalents and short term investments at December 31, 2009 also does not include other long-term investments of approximately $6.5 million.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the United States, of approximately $233.2 million and $250.8 million during the six months ended December 31, 2009 and 2008, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 11 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.
Our international business and presence expose us to certain risks, such as currency, interest rate and political risks.  With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries.  The fluctuation of currency exchange rates impacts our sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.
We transacted business in approximately 39 currencies in the six months ended December 31, 2009 compared to 37 currencies in the six months ended December 31, 2008.  The relative currency mix for the three and six months ended December 31, 2009 and 2008 were as follows:

	% of Reported Revenue (1)				Exchange Rates to
	Three Months Ended December 31,		Six Months Ended December 31,		U.S. Dollar as of December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
United States Dollar	51%	54%	52%	54%	1.0000	1.0000
European Euro	21%	20%	22%	21%	1.4316	1.3969
British Pound Sterling	7%	7%	7%	8%	1.6163	1.4593
Swiss Franc	2%	2%	2%	1%	0.9658	0.9369
Canadian Dollar	2%	1%	1%	1%	0.9512	0.8218
Australian Dollar	2%	3%	1%	2%	0.8983	0.7114
Singapore Dollar	1%	2%	1%	2%	0.7116	0.6981
Mexican Peso	1%	1%	1%	1%	0.0765	0.0729
Sweden Krona	1%	1%	1%	1%	0.1397	0.1278
Thailand Baht	1%	1%	1%	1%	0.0300	0.0288
All Other Currencies (2)	11%	8%	11%	8%	0.1748	0.1646
Total	100%	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month and six month exchange rates (as applicable) for all other currencies. The “Exchange Rates to U.S. Dollar as of December 31” for ‘All Other Currencies’ represents the weighted average December 31 exchange rates for all other currencies.  Weighting is based on the six month revenue for each country or region whose currency is included in the ‘All Other Currencies’ category.  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the three month period ended December 31, 2009.

A 10% increase or decrease in the value of the Euro and Australian dollar in relation to the U.S. dollar in the six months ended December 31, 2009 would have affected our total revenues by approximately $10.1 million, or 2.3%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

Interest rate risk
Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  At December 31, 2009, we had total borrowings of approximately $1.4 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   We believe that the fair value of the debt equals its carrying value at December 31, 2009 and June 30, 2009.  Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our lines of credit.  As our total borrowing at December 31, 2009 was approximately $1.4 million, a 1% change in interest rate would have resulted in an immaterial impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of December 31, 2009, and the change in our interest income would not have been material for the three and six months ended December 31, 2009.
To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.  However, see Note 4 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for a discussion regarding auction rate securities.

Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended June 30, 2009, and Part II, Item 1A, “Risk Factors,” in this report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In February 2010, we concluded that our prior period financial statements should be revised to reflect adjustments necessitated by fraudulent activities perpetrated by a single employee in our Japanese subsidiary.  Our decision to revise our financial statements was based on our investigation of these matters.  Based upon our current controls and procedures, we have also concluded that there are currently no material weaknesses in our controls and procedures related to our international operations.  Additional information regarding this matter and the impact on our financial statements is included in this report in Note 14 to the accompanying financial statements.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, which took into account the matter described above, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 13 to the condensed consolidated financial statements of this Form 10-Q for information regarding certain pending legal proceedings.

ITEM 1A.   RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009.

We have experienced declines in total revenues that we believe are attributable to reduced demand resulting from current global economic conditions.  Economic conditions that are beyond our control, including the global recession, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates, have resulted in decreases in demand for our products and services.  Our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our and our customers’ control, but also are difficult to predict with any accuracy.  In particular, weakened consumer spending, coupled with difficulties many businesses are encountering in obtaining credit, have negatively affected our customers’ operating results, which we believe has had an adverse impact on their ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures for the systems that we sell.  We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.
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
While we believe that our cash and cash equivalents, additional cash generated from operations, and available lines of credit will be sufficient to fund our working capital needs for the foreseeable future, current economic conditions, including the overall performance of the stock market beginning in 2008, may limit the availability of funds from other sources if we encounter an extraordinary need for external capital.  These factors also affect us indirectly, to the extent that they serve to limit our customers’ ability to purchase our systems and services.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 2009, the Company held its Annual Meeting of Shareholders.  Shareholders voted on the following matters:

1.      Election of Directors - The shareholders elected the following individuals as the Company’s directors by the following vote:

Nominee	For	Vote Withheld
A.L. Giannopoulos	75,015,025	962,009
Louis M. Brown, Jr.	74,587,304	1,389,730
B. Gary Dando	75,571,029	406,005
F. Suzanne Jenniches	75,485,745	491,289
John G. Puente	75,109,928	867,106
Dwight S. Taylor	71,635,752	4,341,282

2.Ratification of Appointment of Independent Registered Public Accounting Firm - The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2010 by the following vote:

For	75,468,355
Against	468,499
Abstain	40,180

3.Amendment to the Option Plan – The shareholders approved an amendment to the Company’s Stock Option Plan that changes the termination date of the plan to December 31, 2014, by the following vote.

For	64,177,187
Against	6,503,126
Abstain	143,862
Broker Non-Vote	5,152,859

4.Amendment to the Option Plan - The shareholders approved an amendment to the Company’s Option Plan that increases the number of shares under the plan by an additional 1.2 million shares by the following vote.

For	64,102,043
Against	6,575,843
Abstain	146,289
Broker Non-Vote	5,152,859

ITEM 5.	OTHER INFORMATION

MICROS leases its worldwide corporate headquarters building from Columbia Gateway Office Corporation under a lease that, as amended, terminates on February 29, 2016.  We sublease one of the five floors of that building to Motorola, Inc.  In January 2010, the Motorola sublease was amended to, among other things, reduce the amount of space rented by Motorola by approximately 10,000 square feet, and extend the term of the sublease to March 10, 2015, unless sooner terminated by one of the parties in accordance with its terms.

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

MICROS SYSTEMS, INC.
(Registrant)

Date: February 16, 2010	/s/ Gary C. Kaufman
Gary C. Kaufman
Executive Vice President,
Finance and Administration/
Chief Financial Officer

Date: February 16, 2010	/s/ Cynthia A. Russo
Cynthia A. Russo
Senior Vice President and
Corporate Controller