Form 10-Q
period 2010-03-31
MICROS SYSTEMS INC
filed 2010-05-06
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
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

YES ☐                      NO ☑

As of April 30, 2010, there were issued and outstanding 80,302,969 shares of the Registrant’s Common Stock, $0.00625 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and nine months ended March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2010	June 30, 2009
		(1)
ASSETS
Current Assets:
Cash and cash equivalents	$357,017	$292,257
Short-term investments	163,841	146,679
Accounts receivable, net of allowance for doubtful accounts of $30,891 at March 31, 2010 and $31,892 at June 30, 2009	161,683	155,212
Inventory, net	38,270	39,783
Deferred income taxes	24,138	19,870
Prepaid expenses and other current assets	30,022	27,238
Total current assets	774,971	681,039

Long-term investments	66,486	57,823
Property, plant and equipment, net	28,856	30,520
Deferred income taxes, non-current	16,938	11,456
Goodwill	213,706	190,739
Intangible assets, net	21,514	17,709
Purchased and internally developed software costs, net of accumulated amortization of $72,020 at March 31, 2010 and $66,804 at June 30, 2009	20,668	25,749
Other assets	6,322	6,344
Total assets	$1,149,461	$1,021,379

LIABILITIES AND EQUITY
Current Liabilities:
Bank lines of credit	$1,364	$1,090
Accounts payable	43,054	38,445
Accrued expenses and other current liabilities	120,777	104,821
Income taxes payable	11,929	7,944
Deferred revenue	152,529	112,146
Total current liabilities	329,653	264,446

Income taxes payable, non-current	22,253	19,611
Deferred income taxes, non-current	932	1,752
Other non-current liabilities	11,942	10,539
	364,780	296,348
Commitments and contingencies (Note 13)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.00625 par value; authorized 120,000 shares; issued and outstanding 79,822 at March 31, 2010 and 80,310 at June 30, 2009	499	502
Capital in excess of par	114,526	127,146
Retained earnings	655,764	575,095
Accumulated other comprehensive income	7,536	16,254
Total MICROS Systems, Inc. shareholders' equity	778,325	718,997
Noncontrolling interest	6,356	6,034
Total equity	784,681	725,031

Total liabilities and equity	$1,149,461	$1,021,379

(1) See Note 14, "Revisions to Prior Period Financial Statements" in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
		(1)	(1)	(1)
Revenue:
Hardware	$47,207	$42,757	$136,306	$161,875
Software	29,525	27,616	84,716	102,793
Services	152,322	134,370	445,080	420,216
Total revenue	229,054	204,743	666,102	684,884

Cost of sales:
Hardware	29,999	26,284	88,415	103,462
Software	6,102	6,028	18,534	19,764
Services	68,643	61,776	194,038	199,090
Total cost of sales	104,744	94,088	300,987	322,316

Gross margin	124,310	110,655	365,115	362,568

Selling, general and administrative expenses	68,317	64,349	204,796	214,457
Research and development expenses	10,450	10,260	31,169	31,355
Depreciation and amortization	4,674	4,189	12,835	12,567
Total operating expenses	83,441	78,798	248,800	258,379

Income from operations	40,869	31,857	116,315	104,189

Non-operating income (expense):
Interest income	922	1,696	2,884	7,514
Interest expense	(75)	(535)	(162)	(817)
Other income (expense), net	524	107	(297)	527
Total non-operating income, net	1,371	1,268	2,425	7,224

Income before taxes	42,240	33,125	118,740	111,413
Income tax provision	12,123	9,894	37,593	37,024
Net income	30,117	23,231	81,147	74,389
Less: net loss (income) attributable to noncontrolling interest	81	(279)	(674)	(962)
Net income attributable to MICROS Systems, Inc.	$30,198	$22,952	$80,473	$73,427

Net income per common share attributable to MICROS Systems, Inc. common shareholders (2):
Basic	$0.38	$0.28	$1.01	$0.91
Diluted	$0.37	$0.28	$0.99	$0.89

Weighted-average number of shares outstanding:
Basic	79,713	80,382	79,721	80,499
Diluted	81,338	81,047	81,299	81,449

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating expense are as follows (3):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Increase (decrease) in other-than-temporary impairment losses	$113	$-	$349	$-
Add: change in non-credit based OTTI recognized in other comprehensive income	(113)	-	38	-
Credit based OTTI charge recognized in non-operating income (expense)	$-	$-	$387	$-

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

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2010	2009
Net cash flows provided by operating activities	$157,818	$116,941

Cash flows from investing activities:
Proceeds from sales of investments (short-term and long-term)	216,302	105,192
Purchases of investments (short-term and long-term)	(241,246)	(166,881)
Net cash paid for acquisitions	(29,034)	(32,701)
Purchases of property, plant and equipment	(6,029)	(10,437)
Internally developed software	(1,853)	(702)
Disposal of property, plant and equipment	184	215
Net cash flows used in investing activities	(61,676)	(105,314)

Cash flows from financing activities:
Repurchases of stock	(35,905)	(15,431)
Proceeds from stock option exercises	9,704	1,395
Realized tax benefits from stock option exercises	3,581	84
Principal payments on line of credit and long-tem debt related to an acquisition	-	(18,124)
Other	291	(1,634)
Net cash flows used in financing activities	(22,329)	(33,710)

Effect of exchange rate changes on cash and cash equivalents	(9,053)	(33,580)

Net increase (decrease) in cash and cash equivalents	64,760	(55,663)

Cash and cash equivalents at beginning of year	292,257	377,072
Cash and cash equivalents at end of period	$357,017	$321,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders (1)
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2009	80,310	$502	$127,146	$575,095	$16,254	$6,034	$725,031
Comprehensive income:
Net income	-	-	-	80,473	-	674	81,147
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(8,823)	(352)	(9,175)
Non-credit other-than-temporary losses on long-term investments, net of tax of $64	-	-	-	-	105	-	105
Total comprehensive income							72,077
Minority interest put arrangement	-	-	-	196	-	-	196
Share-based compensation	-	-	9,804	-	-	-	9,804
Stock issued upon exercise of options	808	5	9,699	-	-	-	9,704
Repurchases of stock	(1,296)	(8)	(35,897)	-	-	-	(35,905)
Income tax benefit from options exercised	-	-	3,774	-	-	-	3,774
Balance, March 31, 2010	79,822	$499	$114,526	$655,764	$7,536	$6,356	$784,681

	MICROS Systems, Inc. Shareholders (1)
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2008	80,898	$506	$131,517	$479,547	$60,154	$5,892	$677,616
Comprehensive income:
Net income	-	-	-	73,427	-	962	74,389
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(68,810)	(668)	(69,478)
Non-credit other-than-temporary losses on long-term investments, net of tax of $1,707	-	-	-	-	(2,859)	-	(2,859)
Total comprehensive income							2,052
Minority interest put arrangement	-	-	-	(539)	-	-	(539)
Dividends to non-controlling interest						(704)	(704)
Share-based compensation	-	-	11,018	-	-	-	11,018
Stock issued upon exercise of options	81	-	1,395	-	-	-	1,395
Repurchases of stock	(595)	(4)	(15,427)	-	-	-	(15,431)
Income tax benefit from options exercised	-	-	91	-	-	-	91
Balance, March 31, 2009	80,384	$502	$128,594	$552,435	$(11,515)	$5,482	$675,498

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
During January 2010, the Company uncovered certain fraudulent activities in its subsidiary in Japan that occurred during the period from fiscal year 2006 to the three months ended December 31, 2009.  The Company determined that these fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period.  The Company concluded that the misstatements did not materially affect the previously issued financial statements for any of its prior periods.  Appropriate adjustments have been made to prior period information included in the accompanying condensed consolidated financial statements and described in these notes to the consolidated financial statements.  See Note 14 below for further detail.
The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. ACQUISITIONS
On December 31, 2009, the Company acquired TIG Global, LLC (“TIG Global”), an online marketer specializing in hotel and destination internet marketing, headquartered in the Washington, D.C. metropolitan area, for a total cash purchase price of approximately $29.0 million, net of cash acquired.  Approximately $3.0 million of the total purchase price is held in escrow and, if specified claims against TIG Global arise, such amounts may be used to satisfy those claims.  The amounts held in escrow, net of any payments to satisfy any such claims are to be paid in two installments, at 12 and 18 months after closing.  The selling TIG Global members may receive up to an additional approximately $0.9 million based upon achievement of specified financial targets for calendar year 2010.  Approximately $0.6 million of the $0.9 million has been included in the purchase price allocation.  In connection with the acquisition, the Company recorded goodwill of approximately $24.0 million and intangible assets of approximately $6.8 million, principally comprised of customer relationships which will be amortized over 10 years.  The acquisition of TIG Global has been included in the Company’s results since the acquisition date of December 31, 2009.  The purchase price allocation is not finalized and is subject to the final working capital adjustments, which are currently not expected to be material.  The pro forma effect of this acquisition was not material to the consolidated financial position and results of operations presented in this report.

3. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2010	June 30, 2009
Raw materials	$1,653	$1,889
Work-in-process	8	15
Finished goods	36,609	37,879
Total inventory	$38,270	$39,783

4.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Short-term and long-term investments consist of the following:

	March 31, 2010		June 30, 2009
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit - international	$97,350	$97,350	$115,762	$115,762
Auction rate securities	64,275	57,606	64,275	57,823
U.S. government	66,181	66,181	25,084	25,084
Foreign corporate debt security	8,720	8,720	4,209	4,209
Time deposit - U.S.	470	470	970	970
Other	-	-	654	654
Total investments	$236,996	$230,327	$210,954	$204,502

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

The financial assets accounted for at fair value were as follows (excludes cash and cash equivalents of approximately $357.0 million and $292.3 million as of March 31, 2010 and June 30, 2009, respectively):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at March 31, 2010:
Short-term and long-term investments:
Time deposit - international	$-	$97,350	$-	$97,350
Auction rate securities	-	-	57,606	57,606
U.S. government	66,181	-	-	66,181
Foreign corporate debt security	8,720	-	-	8,720
Time deposit - U.S.	-	470	-	470
Total short-term and long-term investments	$74,901	$97,820	$57,606	$230,327

Balance at June 30, 2009:
Short-term and long-term investments:
Time deposit - international	$-	$115,762	$-	$115,762
Auction rate securities	-	-	57,823	57,823
U.S. government	25,084	-	-	25,084
Foreign corporate debt security	4,209	-	-	4,209
Time deposit - U.S.	-	970	-	970
Other	-	654	-	654
Total short-term and long-term investments	$29,293	$117,386	$57,823	$204,502

At March 31, 2010 and June 30, 2009, the Company’s investments (other than the Company’s investments in auction rate securities) were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximates fair value.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.
During the nine months ended March 31, 2010 and 2009, the Company did not recognize any gains or losses on its investments, other than related to the Company’s investments in auction rate securities.

The contractual maturities of investments held at March 31, 2010 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$163,840	$163,840
Due between 1 - 2 years	8,881	8,881
Due after 10 years - auction rate securities	64,275	57,606
Balance at March 31, 2010	$236,996	$230,327

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Due to the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities previously (prior to February 2008) were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of March 31, 2010 and June 30, 2009 instead of being classified as short-term investments, as was the case prior to February 2008.
As of March 31, 2010, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of any impairment as temporary versus other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.
Based on its fair value assessment, the Company determined that its investments in auction rate securities as of March 31, 2010 were impaired by approximately $6.7 million as compared to an impairment of approximately $6.1 million as of December 31, 2009, $6.7 million as of September 30, 2009 and $6.5 million as of June 30, 2009.  Approximately $2.3 million of this impairment at March 31, 2010 was deemed to be other-than-temporary.  The assessments also entailed an evaluation of the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to each security issued from the structure and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $1.7 million of the cumulative impairment losses were credit based, which is unchanged from the December 31, 2009 and September 30, 2009 evaluations.
The remaining impairment losses of approximately $5.0 million (approximately $3.1 million, net of tax) were recorded in accumulated other comprehensive income as of March 31, 2010.

A reconciliation of changes in the fair value of auction rate securities, and the related realized and unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2009	$64,275	$(4,474)	$(712)	$(1,266)	$57,823
Changes in losses related to investments	-	140	32	(387)	(215)
Balance at September 30, 2009	64,275	(4,334)	(680)	(1,653)	57,608
Changes in losses related to investments	-	463	119	-	582
Balance at December 31, 2009	64,275	(3,871)	(561)	(1,653)	58,190
Changes in losses related to investments	-	(471)	(113)	-	(584)

Balance at March 31, 2010	$64,275	$(4,342)	$(674)	$(1,653)	$57,606

(1) OTTI means 'other-than-temporary impairment.' The amounts in this column are recorded in the accumulated other comprehensive income (loss) component of stockholders' equity.
(2) The amounts in this column are recorded in the condensed consolidated statement of operations.

During the nine months ended March 31, 2010, the Company had no sales or redemptions of its auction rate securities.
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
The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit which expires on July 31, 2010.  The lenders under the Credit Agreements are Bank of America, N.A., Wells Fargo, N.A. and US Bank N.A. (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.
For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate.  For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.  Under the terms of the Credit Agreements, the Company is required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit.  The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies.  In case of an event of default, as defined in the Credit Agreements, including those not cured within the applicable cure period, if any, the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.
As of March 31, 2010, the Company had approximately $1.4 million outstanding under the Credit Agreements and has applied an additional approximately $0.4 million to guarantees.
The Company also has a credit agreement with a European bank under which the Company may borrow up to EUR 1.0 million (approximately $1.4 million at the March 31, 2010 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of March 31, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.3 million (approximately $0.5 million at the March 31, 2010 exchange rate) of the credit facility has been used for guarantees.
As of March 31, 2010, the Company had approximately $64.1 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of March 31, 2010 was 1.5%.

7.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Selling, general and administrative	$2,267	$2,953	$9,405	$10,364
Research and development	108	233	399	654
Total non-cash share-based compensation expense	2,375	3,186	9,804	11,018
Income tax benefit	(817)	(825)	(3,222)	(2,644)
Total non-cash share-based compensation expense, net of tax benefit	$1,558	$2,361	$6,582	$8,374
Impact on diluted net income per share	$0.02	$0.03	$0.08	$0.10

No non-cash share-based compensation expense has been capitalized for the nine months ended March 31, 2010 and 2009, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.
As of March 31, 2010, there was approximately $14.1 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.0 years.

8.	NET INCOME PER SHARE
Basic net income per common share is computed by dividing net income available to MICROS Systems, Inc. common shareholders by the weighted-average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  The following table provides a reconciliation of the (i) net income attributable to MICROS Systems, Inc. to the net income available to MICROS Systems, Inc. common shareholders and (ii) the weighted-average number of common shares outstanding to the weighted-average number of common shares outstanding on a diluted basis:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2010	2009	2010	2009
Net income attributable to MICROS Systems, Inc.	$30,198	$22,952	$80,473	$73,427
Effect of minority put arrangement	(36)	(181)	196	(539)
Net income available to MICROS Systems, Inc. common shareholders	$30,162	$22,771	$80,669	$72,888

Average common shares outstanding	79,713	80,382	79,721	80,499
Dilutive effect of outstanding stock options	1,625	665	1,578	950
Average common shares outstanding assuming dilution	81,338	81,047	81,299	81,449

Basic net income per share	$0.38	$0.28	$1.01	$0.91
Diluted net income per share	$0.37	$0.28	$0.99	$0.89
Anti-dilutive weighted shares excluded from reconciliation	2,146	5,664	1,840	4,077

Results for the three months ended March 31, 2010 and 2009 include approximately $2.4 million ($1.6 million, net of tax) and $3.2 million ($2.4 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.02 and $0.03 for the three months ended March 31, 2010 and 2009, respectively.
Results for the nine months ended March 31, 2010 and 2009 include approximately $9.8 million ($6.6 million, net of tax) and $11.0 million ($8.4 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share by $0.08 and $0.10 for the nine months ended March 31, 2010 and 2009, respectively.

9.	OTHER COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Net income	$30,117	$23,231	$81,147	$74,389
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,496)	(15,799)	(9,175)	(69,478)
Unrealized loss on non-current investments	(363)	(167)	105	(2,859)
Other comprehensive loss, net of tax	(19,859)	(15,966)	(9,070)	(72,337)

Total comprehensive income	10,258	7,265	72,077	2,052

Less: Net loss (income) attributable to non-controlling interest	81	(279)	(674)	(962)
Less: Foreign currency translation adjustments attributable to non-controlling interest	291	27	352	668
Total comprehensive income attributable to MICROS Systems, Inc.	$10,630	$7,013	$71,755	$1,758

The unfavorable foreign currency translation adjustments of approximately $19.5 million and $15.8 million for the three months ended March 31, 2010 and 2009, respectively, and approximately $9.2 million and $69.4 million for the nine months ended March 31, 2010 and 2009, respectively, were due to foreign currency exchange rate fluctuations mainly between the U.S. dollar and the Euro, and between the U.S. dollar and the British pound sterling.  As of March 31, 2010, the Euro has suffered 4% and 6% decreases in value against the dollar since June 30, 2009 and December 31, 2009, respectively.  As of March 31, 2010, the British pound sterling has suffered approximately 8% and 6% decreases in value against the U.S. dollar since June 30, 2009 and December 31, 2009, respectively.  Approximately $283.1 million and $32.7 million of the Company’s net assets at March 31, 2010 are denominated in Euros and British pounds sterling, respectively.

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
In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of purchases, sales, issuance, and settlements of assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of this guidance, other than required additional disclosures on the activities for Level 3 fair value measurements which is effective for the Company beginning July 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED
In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”).  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The guidance also significantly expands related disclosure requirements.  This standard is effective for the Company beginning July 1, 2010.  The Company is continuing to evaluate the impact that the adoption of this guidance will have on its consolidated financial statements.
In October 2009, the FASB also issued authoritative guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  This guidance will become effective for the Company beginning July 1, 2010.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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
The following table summarizes the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Revenues (1):
United States	$124,107	$113,643	$352,524	$371,099
International	113,450	97,514	340,075	338,672
Intersegment eliminations (2)	(8,503)	(6,414)	(26,497)	(24,887)
Total revenues	$229,054	$204,743	$666,102	$684,884

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Income before taxes (1):
United States	$19,621	$18,560	$57,435	$56,479
International	28,733	19,427	80,537	72,220
Intersegment eliminations (2)	(6,114)	(4,862)	(19,232)	(17,286)
Total income before taxes	$42,240	$33,125	$118,740	$111,413

	As of
(in thousands)	March 31, 2010	June 30, 2009
Identifiable assets (3):
United States	$541,503	$492,402
International	607,958	528,977
Total identifiable assets	$1,149,461	$1,021,379

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S.’s intercompany business.
(3)	Amounts based on the physical location of the asset.

12.	SHAREHOLDERS’ EQUITY
During the period from fiscal year 2002 through fiscal year 2009, the Board of Directors authorized the purchase of up to an aggregate of 12 million shares of the Company’s common stock.  On August 25, 2009, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of March 31, 2010, approximately 2.0 million shares remain available for purchase under the outstanding authorizations.
The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

	Number of Shares	Average Purchase Price Per Share	Total Purchase Value (in thousands)
Total shares purchased:
As of June 30, 2009	10,717,800	$19.39	$207,829
Three months ended September 30, 2009	1,101,200	$27.55	30,336
Three months ended December 31, 2009	160,350	$28.92	4,637
Three months ended March 31, 2010	34,520	$27.00	932
As of March 31, 2010	12,013,870		$243,734

13.	CONTINGENCIES
There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company is not a party to that case, the Company may have some obligation to indemnify certain of the defendants who are the Company’s customers, based on the terms of the Company’s contracts with those customers.  The plaintiff has alleged that the defendants are infringing a patent relating to the processing of credit card transactions.  The defendants include approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.  The Company initially agreed to provide indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers.  However, one such customer has filed for protection under the U.S. Bankruptcy Code and the Company is now providing indemnity coverage only for four of the customers.  Through March 31, 2010, the Company’s legal fees with respect to indemnity coverage for this matter have not been material, and the Company does not anticipate that its future indemnification obligations will be material.  As previously disclosed, on September 4, 2009, the Court lifted a stay on the proceedings following the issuance by the United States Patent and Trademark Office of a Reexamination Certificate upholding the validity of the patent.  The Parties have commenced discovery and claims construction, which are ongoing.  Based on currently available information, the Company does not believe that the Company’s products infringe the patent and will vigorously defend the action.
On November 26, 2007, Heartland Payment Systems, Inc. (“Heartland”) filed an action in the U.S. District Court for the District of New Jersey naming as defendants MICROS Systems, Inc., Merchant Link LLC, and Chase Paymentech Solutions, LLC.  In its complaint, Heartland claimed that MICROS, Merchant Link, and Paymentech engaged in an anti-competitive arrangement relating to credit and debit card payment processing for restaurant point-of-sale systems, and further claimed that this arrangement violates federal antitrust law and applicable New Jersey state laws.  MICROS had asserted counterclaims, alleging that Heartland has engaged in tortious activity by defaming and libeling the Company and by improperly interfering with the Company’s customer contracts and customer relationships.  In March 2010, Heartland and the Company entered into a settlement agreement.  Under the settlement agreement, the parties agreed to file a stipulation of dismissal of the actions (with prejudice), provided mutual releases, agreed to joint development and implementation of interfaces enabling Heartland payment gateways to interoperate with specified Company products, and agreed to other matters pertaining to their business relationship.  The action was dismissed by the court on March 31, 2010.  There is no adverse financial impact to the Company.
As disclosed in previous filings, on May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs have appealed the verdicts on various grounds.  Oral argument on the appeal took place on February 24, 2010, before the Superior Court of Pennsylvania.  The court has not yet issued a decision on the appeal.  The Company has established only an immaterial reserve for any potential liability relating to these matters, as the Company believes that it can present strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable.  Nevertheless, even if the verdicts were not reversed or reduced on appeal, payment of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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
As previously disclosed in our Form 10-Q for the period ended December 31, 2009, during January 2010, the Company uncovered certain fraudulent activities in its Japanese subsidiary that occurred during the period from fiscal year 2006 to the three months ended December 31, 2009.  As a result of the Company’s investigation, the Company determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period. The transactions served principally to inflate revenue and cost of sales through the creation of fraudulent revenue documentation and to understate liabilities for loans executed where the Company was the guarantor over this period.  These off-balance sheet loans were indirectly used to pay down a portion of the Company's fictitious accounts receivable balances.  The Company had concluded, based on its investigation, that the fraud was solely perpetrated by one employee of the Company's Japanese subsidiary who was not a member of senior management and that the individual involved expended significant effort over the period to create a variety of schemes which deliberately circumvented or manipulated the entity's local controls and procedures.  These schemes were primarily designed to inflate revenues and cost of sales and to obtain financing from third parties to pay off the accounts receivable balances in order to prolong the schemes.  The Company terminated the employee upon completion of its investigation.
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

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", the Company concluded that the adjustments to correct for the fraudulent activities are not material to any of its current financial statements for periods beginning with the year ended June 30, 2006 and through the three months ended September 30, 2009.  However, the Company concluded that the adjustments would be material to the quarterly results and trend for the three months ended December 31, 2009.   Accordingly, the Company determined that it would revise its previous financial statements to record these adjustments; however, because the effect of the adjustments were not material to any previously issued financial statements, the Company determined not to amend its previously filed Quarterly Reports on Form 10-Q or its Annual Reports on Form 10-K, rather the Company would make corresponding adjustments to prior periods, as appropriate, the next time those financial statements are filed.

The Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2009 and the Condensed Consolidated Balance Sheet as of June 30, 2009 included in this Form 10-Q have been revised as follows:

	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009
(in thousands, except for EPS)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue:
Hardware	$42,757	$-	$42,757	$162,596	$(721)	$161,875
Software	28,322	(706)	27,616	104,094	(1,301)	102,793
Services	134,587	(217)	134,370	420,980	(764)	420,216
Total	205,666	(923)	204,743	687,670	(2,786)	684,884

COS:
Hardware	26,284	0	26,284	104,099	(637)	103,462
Software	6,565	(537)	6,028	20,963	(1,199)	19,764
Services	61,767	9	61,776	199,090	0	199,090
Total	94,616	(528)	94,088	324,152	(1,836)	322,316

Gross margin	111,050	(395)	110,655	363,518	(950)	362,568
Selling, general and administrative expenses	64,349	0	64,349	213,545	912	214,457
Income before taxes	33,520	(395)	33,125	113,275	(1,862)	111,413
Income tax provision	9,888	6	9,894	37,005	19	37,024
Net income attributable to MICROS Systems, Inc.	23,353	(401)	22,952	75,308	(1,881)	73,427

Basic EPS	$0.29	$(0.01)	$0.28	$0.93	$(0.02)	$0.91
Diluted EPS	$0.29	$(0.01)	$0.28	$0.92	$(0.03)	$0.89

	As of June 30, 2009
(in thousands)	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$157,479	$(2,267)	$155,212
Deferred income taxes, current	20,283	(413)	19,870
Deferred income taxes, non-current	11,483	(27)	11,456
Total assets	1,024,086	$(2,707)	1,021,379

Accounts payable	$36,647	$1,798	$38,445
Income taxes payable	7,999	(55)	7,944

Retained earnings	579,331	(4,236)	575,095
Accumulated other comprehensive income	16,468	(214)	16,254
Total MICROS Systems, Inc. shareholders' equity	723,447	(4,450)	718,997
Total liabilities and equity	1,024,086	$(2,707)	1,021,379

The adjustments noted above have no impact on the consolidated statements of cash flows for the relevant periods, other than to change certain reconciling items in arriving at cash provided by operations; however, the aggregate amount of cash provided by operations was unaffected for any of the relevant annual or interim periods.

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
We have been adversely affected by the current global recession.  We believe that weakened consumer spending, coupled with difficulties in obtaining credit (including the cost of credit) have negatively affected our customers’ abilities to acquire or open new hospitality and retail venues, and also limited their willingness and ability to make significant capital expenditures on new systems and system upgrades.  In light of these very challenging and uncertain conditions, we continue to implement actions to enhance our liquidity and maintain a solid balance sheet.  These actions include: (i) reducing certain discretionary expenses; (ii) reducing certain rates for third party contractors; (iii) implementing headcount reductions in certain departments; and (iv) implementing hiring freezes in certain departments.  However, during the quarter ended March 31, 2010, we have noted signs of improvement in customer demand as a result of increased revenues compared to the third quarter of fiscal year 2009.

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
Examples of such forward-looking statements include:
•	our statements about the growth of and conditions in the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro) on our financial performance;
•	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting guidance;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations about our capital expenditures for future periods;
•	our expectations that our exposure to interest rate risk will not materially change in the future;
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
•	our expectations regarding valuation and liquidity of auction rate securities in which we have invested;
•	our expectations regarding changes in global economic conditions and the resulting effects on customer demand.

RESULTS OF OPERATIONS
As previously disclosed in our Form 10-Q for the period ended December 31, 2009, during January 2010, we uncovered certain fraudulent activities in our Japanese subsidiary which occurred during the period from fiscal year 2006 to the three months ended December 31, 2009.  As a result of our investigation, we determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period. The transactions served principally to inflate revenue and cost of sales through the creation of fraudulent revenue documentation and to understate liabilities for loans executed where we were the guarantor over this period.  These off-balance sheet loans were indirectly used to pay down a portion of our fictitious accounts receivable balances.  We concluded, based on our investigation, that the fraud was solely perpetrated by one employee of our Japanese subsidiary who was not a member of senior management and that the individual involved expended significant effort over the period to create a variety of schemes which deliberately circumvented or manipulated the entity's local controls and procedures.  These schemes were primarily designed to inflate revenues and cost of sales and to obtain financing from third parties to pay off the accounts receivable balances in order to prolong the schemes.  We terminated the employee upon completion of our investigation.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", we concluded that the adjustments to correct for the fraudulent activities were not material to any of our current financial statements for periods beginning with the year ended June 30, 2006 and through the three months ended September 30, 2009.  However, we concluded that the adjustments would be material to the quarterly results and trend for the three months ended December 31, 2009.   Accordingly, we determined that we would revise our previous financial statements to record these adjustments; however because the effect of the adjustments were not material to any previously issued financial statements, we determined not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K; rather, we would make corresponding adjustments to other prior periods as appropriate the next time those financial statements are filed.
The Condensed Consolidated Statement of Operations for the nine months ended March 31, 2010 included in this Form 10-Q has been revised to reflect the corrections of the misstatements in the three months ended September 30, 2009 related to the fraudulent activities in our Japanese subsidiary described above.  The corrections decreased revenue and net income for the nine months ended March 31, 2010 by approximately $1.1 million and $0.6 million, respectively.  The Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 also have been revised to reflect corrections of the misstatements in those respective periods.  The corrections decreased revenue for the three and nine months ended March 31, 2009 by approximately $0.9 million and $2.8 million, respectively, and decreased net income by approximately $0.4 million and $1.9 million, respectively.

Revenue:

Three Months Ended March 31, 2010:
The following table provides information regarding the sales mix by reportable segments (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended March 31,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$26,185	$24,358	$21,022	$18,399	$47,207	$42,757
Software	10,441	11,458	19,084	16,158	29,525	27,616
Service	74,864	66,445	77,458	67,925	152,322	134,370
Total Revenue	$111,490	$102,261	$117,564	$102,482	$229,054	$204,743

The following table provides information regarding the total sales mix as a percentage of total revenue:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Hardware	20.6%	20.9%
Software	12.9%	13.5%
Service	66.5%	65.6%
Total	100.0%	100.0%

For the three months ended March 31, 2010, total revenue was approximately $229.1 million, an increase of approximately $24.3 million, or 11.9% compared to the same period last year, reflecting the following:
•
Hardware, software and service revenue increased by 10.4%, 6.9% and 13.4%, respectively, compared to the same period last year.  We believe these changes are a sign of improvement in demand from our customers, which had declined as a result of adverse global economic conditions.

•	Favorable foreign currency exchange rate fluctuations, primarily for Euro and Australian dollar against the U.S. dollar, positively affected total revenue by approximately $9.5 million.
•	Service revenue was also positively affected by additional service revenue generated by TIG Global, LLC (“TIG Global”), a subsidiary we acquired on December 31, 2009.

For the three months ended March 31, 2010, the international segment revenue increased by approximately $15.1 million, an increase of 14.7% compared to the same period last year, reflecting the following:
•
Hardware, software and service revenue increased by 14.3%, 18.1% and 14.0%, respectively, compared to the same period last year.  We believe these changes are a sign of improvement in demand from our customers, which had declined as a result of adverse global economic conditions.

•	Favorable foreign currency exchange rate fluctuations, primarily for Euro and Australian dollar against the U.S. dollar, positively affected international revenue by approximately $9.5 million.

For the three months ended March 31, 2010, U.S. segment revenue increased approximately $9.2 million, an increase of 9.0% compared to the same period last year, reflecting the following:
•
Hardware and service revenue increased by 7.5% and 12.7%, respectively, compared to the same period last year.  We believe these changes are a sign of improvement in demand from our customers, which had declined as a result of adverse global economic conditions.

•	Service revenue was positively affected by additional service revenue generated by TIG Global. Software revenue decreased by 8.8%.

Nine Months Ended March 31, 2010:
The following table provides information regarding the sales mix by reportable segments (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Nine Months Ended March 31,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$69,028	$86,026	$67,278	$75,849	$136,306	$161,875
Software	32,403	38,668	52,313	64,125	84,716	102,793
Service	213,936	206,934	231,144	213,282	445,080	420,216
Total Revenue	$315,367	$331,628	$350,735	$353,256	$666,102	$684,884

The following table provides information regarding the total sales mix as a percentage of total revenue:

	Nine Months Ended
	March 31,
(in thousands)	2010	2009
Hardware	20.5%	23.6%
Software	12.7%	15.0%
Service	66.8%	61.4%
Total	100.0%	100.0%

For the nine months ended March 31, 2010, total revenue was approximately $666.1 million, a decrease of approximately $18.8 million, or 2.7%, compared to the same period last year, due to the following:
•
Hardware and software revenue decreased by 15.8% and 17.6%, respectively, compared to the same period last year.  Service revenue increased by 5.9% compared to the same period last year.  We believe these decreases primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.   However, as noted above, we have observed improvement in demand from our customers during the three months ended March 31, 2010.

•
The decline in total revenue was offset partially by favorable foreign currency exchange rate fluctuations, primarily for Euro and Australian dollar against the U.S. dollar, which positively affected total revenue by approximately $14.8 million.

•	Service revenue was also positively affected by additional service revenue generated by TIG Global.

For the nine months ended March 31, 2010, the international segment revenue decreased by approximately $2.5 million, a decrease of 0.7% compared to the same period last year, due to the following:
•
Hardware and software revenue decreased by 11.3% and 18.4%, respectively, compared to the same period last year.  We believe these decreases primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

•	Service revenue increased by 8.4% compared to the same period last year, of which approximately 4.7% was due to favorable foreign currency exchange rate fluctuations.
•	Favorable foreign currency exchange rate fluctuations, primarily for Euro and Australian dollar against the U.S. dollar, positively affected international revenue by approximately $14.8 million.

For the nine months ended March 31, 2010, U.S. segment revenue decreased approximately $16.3 million, a decrease of 4.9% compared to the same period last year, due to the following:
•
Hardware and software revenue decreased by 19.8% and 16.2%, respectively, compared to the same period last year.  We believe these decreases primarily were due to a slow down in demand from our customers as a result of adverse global economic conditions.

•	Service revenue, including service revenue generated from TIG Global, increased by 3.4% as compared to the same period last year.

Cost of Sales:

Three Months Ended March 31, 2010:
The following table provides information regarding the cost of sales:

	Three Months Ended March 31,
	2010		2009
	Cost	% of Related	Cost	% of Related
(in thousands)	of Sales	Revenue	of Sales	Revenue
Hardware	$29,999	63.5%	$26,284	61.5%
Software	6,102	20.7%	6,028	21.8%
Service	68,643	45.1%	61,776	46.0%
Total Cost of Sales	$104,744	45.7%	$94,088	46.0%

For the three months ended March 31, 2010 and 2009, cost of sales as a percentage of revenue was 45.7% and 46.0%, respectively.  This 0.3% decrease in cost of sales as a percentage of revenue primarily is due to lower service labor costs resulting from our continued cost cutting efforts, partially offset by an increase in freight costs on hardware sales.

Nine Months Ended March 31, 2010:
The following table provides information regarding the cost of sales:

	Nine Months Ended March 31,
	2010		2009
	Cost	% of Related	Cost	% of Related
(in thousands)	of Sales	Revenue	of Sales	Revenue
Hardware	$88,415	64.9%	$103,462	63.9%
Software	18,534	21.9%	19,764	19.2%
Service	194,038	43.6%	199,090	47.4%
Total Cost of Sales	$300,987	45.2%	$322,316	47.1%

For the nine months ended March 31, 2010 and 2009, cost of sales as a percentage of revenue was 45.2% and 47.1%, respectively. This 1.9% decrease in cost of sales as a percentage of revenue primarily is due to lower service labor and travel costs resulting from our continued cost cutting efforts.

Selling, General and Administrative (“SG&A”) Expenses:
For the three months ended March 31, 2010, SG&A expenses increased by approximately $4.0 million due primarily to foreign currency exchange rate fluctuations which increased total SG&A expenses by approximately $2.7 million and the increase in compensation related costs.  SG&A as a percentage of revenue decreased 1.6% to 29.8% for the three months ended March 31, 2010 compared to the same period last year.
For the nine months ended March 31, 2010, SG&A expenses decreased by approximately $9.7 million, primarily due to our global collections efforts, which resulted in a lower reserve for potential uncollectible accounts receivable and the collection of certain old receivables that previously were fully reserved for.  We also were able to significantly reduce our non-customer related travel expenses.  These reductions in expenses were partially offset by foreign currency exchange rate fluctuations which increased total SG&A expenses by approximately $4.3 million.  SG&A expenses as a percentage of revenue decreased 0.6% to 30.7% for the nine months ended March 31, 2010 compared to the same period last year.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs.  The following table provides information regarding R&D activities:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
R&D labor and other costs	$11,370	$10,729	$33,022	$32,057
Capitalized software development costs	(920)	(469)	(1,853)	(702)
Total R&D expenses	$10,450	$10,260	$31,169	$31,355
% of Revenue	4.6%	5.0%	4.7%	4.6%

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended March 31, 2010 and March 31, 2009 were approximately $4.7 million and $4.2 million, respectively.  Depreciation and amortization expenses for the nine months ended March 31, 2010 increased to approximately $12.8 million, an approximately $0.3 million increase compared to the same period last year. These increases were primarily due to additional expenses related to our acquisition of TIG Global.

Share-Based Compensation Expenses:
The SG&A and R&D expenses discussed above include the following allocations of non-cash share-based compensation expenses:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
SG&A	$2,267	$2,953	$9,405	$10,364
R&D	108	233	399	654
Total non-cash share-based compensation expense	2,375	3,186	9,804	11,018
Income tax benefit	(817)	(825)	(3,222)	(2,644)
Total non-cash share-based compensation expense, net of tax benefit	$1,558	$2,361	$6,582	$8,374
Impact on diluted net income per share	$0.02	$0.03	$0.08	$0.10

As of March 31, 2010, there was approximately $14.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

Non-operating Income:
Net non-operating income for the three months ended March 31, 2010 was approximately $1.4 million compared to approximately $1.3 million for the same period last year.
Net non-operating income for the nine months ended March 31, 2010 was approximately $2.4 million compared to approximately $7.2 million for the same period last year.  The decrease of approximately $4.8 million reflects:
•	A decrease in interest income of approximately $4.6 million due to overall lower interest earned on cash and cash equivalent balances and investments (short-term and long-term);
•	The credit based other-than-temporary impairment losses of approximately $0.4 million for investments in auction rate securities; and,
•
Foreign currency exchange loss of less than $0.1 million for the nine months ended March 31, 2010, compared to foreign currency exchange gain of approximately $0.6 million for the same period last year.

Income Tax Provisions:
The effective tax rate for the three months ended March 31, 2010 and 2009 was 28.7% and 29.9%, respectively.  The effective tax rate for the nine months ended March 31, 2010 and 2009 was 31.7% and 33.2%, respectively.
The decreases in tax rates for the three and nine month periods ended March 31, 2010 compared to the same periods last year were primarily attributable to decreases in valuation allowances and non-deductible withholding taxes, partially offset by an increase in tax due to earnings from foreign jurisdictions.
We have recognized a decrease in certain unrecognized tax benefits for the three and nine month periods ended March 31, 2010 due to the expiration of statues of limitations, which reduced the effective income tax rate and income tax expense by approximately $1.3 million.
Based on currently available information, we estimate that the fiscal year 2010 effective tax rate will be approximately 32.0%.  We believe that due to changes in the mix of earnings among jurisdictions and the impact of certain discrete items recognized during the future interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

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
In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The adoption of this guidance, other than required additional disclosures on the activities for Level 3 fair value measurements which is effective us beginning July 1, 2011, did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”).  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The guidance also significantly expands related disclosure requirements.  This standard is effective for us beginning July 1, 2010.  We are continuing to evaluate the impact that the adoption of this guidance will have on our consolidated financial statements.
In October 2009, the FASB also issued authoritative guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  This guidance will become effective for us beginning July 1, 2010.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The following comprise the accounting matters that entail our use of critical accounting estimates in the preparation of our condensed consolidated financial statements:
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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
The following summarizes our condensed consolidated statement of cash flows:

	Nine Months Ended
	March 31,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$157,818	$116,941
Investing activities	(61,676)	(105,314)
Financing activities	(22,329)	(33,710)

Operating activities:
Net cash provided by operating activities for the nine months ended March 31, 2010 increased approximately $40.9 million compared to the nine months ended March 31, 2009.  This increase was primarily due to an improved leverage on expense payments for the nine months ended March 31, 2010 as compared to the same period last year.

Investing activities:
Net cash flows used in investing activities for the nine months ended March 31, 2010 was approximately $61.7 million, principally reflecting approximately $29.0 million used in connection with the acquisition of TIG Global on December 31, 2009.  We also used approximately $24.9 million to purchase investments, net of cash received from sale of investments and approximately $7.9 million to purchase property, plant and equipment and for internally developed software to be licensed to others.

Financing activities:
Net cash used in financing activities for the nine months ended March 31, 2010 was approximately $22.3 million, principally reflecting stock repurchases of approximately $35.9 million.  This amount was partially offset by proceeds from stock option exercises of approximately $9.7 million and realized tax benefits from stock option exercises of approximately $3.6 million.

Capital Resources
During the nine months ended March 31, 2010, the foreign exchange rate fluctuations, primarily EURO against the U.S. dollar, negatively affected our cash and cash equivalents’ balance by approximately $9.1 million.  Our cash and cash equivalents’ balance of approximately $357.0 million at March 31, 2010 is an increase of approximately $64.8 million from the June 30, 2009 balance.  All cash and cash equivalents are being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.
We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $65.0 million multi-currency committed line of credit, which expires on July 31, 2010.  As of March 31, 2010, we had approximately $1.4 million outstanding under the Credit Agreements and had applied an additional approximately $0.4 million to guarantees.  We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the March 31, 2010 exchange rate).  As of March 31, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.3 million (approximately $0.5 million at the March 31, 2010 exchange rate) of the credit facility has been used for guarantees.  As of March 31, 2010, we had approximately $64.1 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of March 31, 2010 was 1.5%.

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
Financial indicators of our liquidity and capital resources as of March 31, 2010 and June 30, 2009, were as follows:

(in thousands, except ratios)	March 31, 2010	June 30, 2009
Cash and cash equivalents and short-term investments (1)	$520,858	$438,936
Available credit facilities	$66,351	$66,403
Outstanding credit facilities	(1,364)	(1,090)
Outstanding guarantees	(894)	(778)
Unused credit facilities	$64,093	$64,535
Working capital (2)	$445,318	$416,593
MICROS Systems, Inc.’s shareholders’ equity	$778,325	$718,997
Current ratio (3)	2.35	2.58

(1)
Does not include approximately $57.6 million and $57.8 million invested in auction rate securities, classified as long-term investments in our condensed consolidated balance sheet as of March 31, 2010 and June 30, 2009, respectively. Cash and cash equivalents and short term investments at March 31, 2010 also does not include other long-term investments of approximately $8.9 million.

(2)	Current assets less current liabilities.
(3)
Current assets divided by current liabilities.  Does not include the Company’s long-term debt which consists of approximately $0.3 million and $0.1 million in non-current portion of capital leases as March 31, 2010 and June 30, 2009, respectively.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the United States, of approximately $350.7 million and $353.3 million during the nine months ended March 31, 2010 and 2009, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 11 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.
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
We transacted business in approximately 39 currencies in both the nine months ended March 31, 2010 and the nine months ended March 31, 2009.  The relative currency mix for the three and nine months ended March 31, 2010 and 2009 were as follows:

	% of Reported Revenue (1)				Exchange Rates to
	Three Months Ended March 31,		Nine Months Ended March 31,		U.S. Dollar as of March 31,
(in thousands)	2010	2009	2010	2009	2010	2009
United States Dollar	54%	55%	52%	54%	1.0000	1.0000
European Euro	20%	21%	21%	21%	1.3509	1.3286
British Pound Sterling	7%	6%	7%	7%	1.5173	1.4347
Australian Dollar	2%	2%	2%	2%	0.9174	0.6952
Singapore Dollar	2%	1%	2%	1%	0.7148	0.6575
Swiss Franc	2%	2%	2%	2%	0.9484	0.8785
Canadian Dollar	1%	1%	1%	1%	0.9846	0.7931
Mexican Peso	1%	1%	1%	1%	0.0809	0.0706
Sweden Krona	1%	1%	1%	1%	0.1385	0.1217
Thailand Baht	1%	1%	1%	1%	0.0309	0.0282
All Other Currencies (2)	9%	9%	10%	9%	0.1616	0.1486
Total	100%	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month and nine month exchange rates (as applicable) for all other currencies. The “Exchange Rates to U.S. Dollar as of March 31” for ‘All Other Currencies’ represents the weighted average March 31 exchange rates for all other currencies.  Weighting is based on the nine month revenue for each country or region whose currency is included in the ‘All Other Currencies’ category.  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the three month period ended March 31, 2010.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in the nine months ended March 31, 2010 would have affected our total revenues by approximately $18.6 million, or 2.8%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

Interest rate risk
Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  At March 31, 2010, we had total borrowings of approximately $1.4 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   We believe that the fair value of the debt equals its carrying value at March 31, 2010 and June 30, 2009.  Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our lines of credit.  As our total borrowing at March 31, 2010 was approximately $1.4 million, a 1% change in interest rate would have resulted in an immaterial impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of March 31, 2010, and the change in our interest income would not have been material for the three and nine months ended March 31, 2010.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the foregoing, our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
We have experienced declines in total revenues that we believe are attributable to reduced demand resulting from current global economic conditions.  Economic conditions that are beyond our control, including the global recession, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates, have resulted in decreases in demand for our products and services.  Our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our and our customers’ control, but also are difficult to predict with any accuracy.  In particular, weakened consumer spending, coupled with difficulties many businesses are encountering in obtaining credit, have negatively affected our customers’ operating results, which we believe has had an adverse impact on their ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures for the systems that we sell.  We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.  While our revenues for the quarter ended March 31, 2010 indicate that customer demand may be increasing, we cannot assure that this trend will continue.
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
Current economic conditions may limit the availability of funds other than those generated by our operations or available under our credit facilities.
While we believe that our cash and cash equivalents, additional cash generated from operations, and available lines of credit will be sufficient to fund our working capital needs for the foreseeable future, current economic conditions, including the overall performance of the stock market beginning in 2008, may limit the availability of funds from other sources if we encounter an extraordinary need for external capital.  Additionally, our credit agreements expire on July 31, 2010, and we cannot be assured of renewal of those agreements on favorable terms.  These factors also affect us indirectly, to the extent that they serve to limit our customers’ ability to purchase our systems and services.

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

MICROS SYSTEMS, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial and accounting officer)