Form 10-K
period 2010-06-30
MICROS SYSTEMS INC
filed 2010-08-27
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010

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

443-285-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange
Common Stock, par value $0.025 per share	The NASDAQ Stock Market LLC

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

YES  ☐    NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2009 was $2,456,870,905.

At the close of business on July 31, 2010, there were issued and outstanding 80,107,423 shares of Registrant’s Common Stock at $0.025 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held November 19, 2010, is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

INTRODUCTION

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.

References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis, unless the context indicates otherwise.  Our fiscal year runs from July 1 through June 30.  Accordingly, references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2010 means the 12-month period ending June 30, 2010.

We operate in two reportable segments for financial reporting purposes: U.S. and International.  You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 17 “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  In each of our two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services.  While the products and services that are sold may be configured for each segment to address local issues, laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.

During January 2010, we uncovered certain fraudulent activities in our subsidiary in Japan that occurred during the period from fiscal year 2006 to the second quarter of fiscal year 2010.  We determined that these fraudulent transactions resulted in a cumulative overstatement of revenue and net income attributable to MICROS Systems, Inc. of approximately $6.9 million and $4.9 million, respectively, over this period and also concluded that the misstatements did not materially affect the previously issued financial statements for any of our prior periods.  Appropriate adjustments have been made to prior period information included in the accompanying consolidated financial statements and described in Note 19 “Revisions to Prior Period Financial Statements” in the Notes to the Consolidated Financial Statements included in this report.

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

Our enterprise information solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) retail information systems.  In addition to our software enterprise solutions and hardware products, we offer an extensive array of services and other products for our hotel, restaurant and retail information systems.  The hotel information systems consist mainly of software, encompassing property based management systems (“PMS”), related property-specific modules and applications, and central systems, including central reservation systems (“CRS”).  The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor and financial management, and certain centrally hosted enterprise applications.  The retail systems consist of software encompassing POS, loss prevention, web commerce applications, business analytics, customer gift cards, electronic payments and enterprise applications. We market our products and services globally.

We market our hotel systems directly to customers through our direct sales force and through international distributors. Our hotel PMS applications are installed worldwide in leading hotel chains, including the following:

•	Accor (France)	•	Hyatt Hotels & Resorts	•	Omni
•	Best Western	•	Hilton Hotels	•	Peninsula (Hong Kong)
•	Camino Real (Mexico)	•	InterContinental Hotels Group	•	Rica Hotels (Sweden)
•	Carlson Hotels	•	ITC Welcome Group (India)	•	Shangri-La (Hong Kong)
•	Danubius (Bulgaria)	•	Kempinski (Germany)	•	Société du Louvre (France)
•	Delta Hotels (Canada)	•	Loews	•	Solare (Japan)
•	Dusit Thani (Thailand)	•	Louvre Hotels	•	Starwood International
•	Fairmont	•	MGM Mirage	•	Steigenberger
•	Federal (Malaysia)	•	Marriott International	•	Travelodge (U.K.)
•	Four Seasons (Canada)	•	Millennium	•	Wyndham Worldwide
•	Hard Rock Hotels	•	Mövenpick (Switzerland)	•	Wynn Resorts

Globally, there are approximately 26,000 MICROS PMS applications installed (most of which are accompanied by other property-specific modules and applications).

The MICROS CRS is installed in numerous hotel chains, including the following:

•	Boscolo (Italy)	•	Louvre Hotels	•	Shell Hospitality
•	Camino Real	•	MacDonalds (U.K.)	•	Sokos (Finland)
•	Constellation (Australia)	•	MGM Resorts International	•	Starhotels (Italy)
•	Delta Hotels (Canada)	•	Oberoi (India)	•	Sun International (South
•	Equatorial (Malaysia)	•	Omni		Africa)
•	Fairmont	•	Pan Pacific (Singapore)	•	Travelodge (U.K.)
•	Four Seasons	•	Red Lion	•	Westmark
•	Great Wolf Resorts	•	Rydges (Australia)	•	Wyndham Worldwide
•	Hard Rock Hotels	•	Shangri-La	•	Wynn Resorts
•	Loews Hotels	•	Société du Louvre	•	Xanterra

Globally, over 70 hotel chains have installed MICROS’s CRS applications.

We market our restaurant systems directly, and indirectly through our domestic and international dealers.  Our restaurant POS systems are installed worldwide.  Major table service restaurant chain customers include the following:

•	Bertucci’s	•	Friendly’s	•	Mimi’s Cafe
•	Chevy’s	•	Groupe Le Duff (France)	•	Mitchells and Butlers (U.K.)
•	Cara (Canada)	•	Hard Rock Café	•	Perkins
•	Cracker Barrel	•	HMS Host	•	Rainforest Cafe
•	Denny’s	•	Hooters	•	Ruby Tuesday’s
•	Eat ‘n Park	•	IHOP	•	Ruth’s Chris Steakhouse
•	El Torito	•	Johnny Carinos	•	T.G.I. Friday’s
•	ESPN Zone	•	La Madeleine	•	VIPS (Spain)
•	Fazer Amica (Finland)	•	Lone Star	•	Wagamama (U.K.)
•	Famous Dave’s	•	Manchu Wok	•	Whitbread (U.K.)

Major quick service chain restaurant customers, as well as numerous franchisees of the following, include:

•	Atlanta Bread	•	Krispy Kreme	•	Tropical Smoothie Café
•	Arby’s	•	Nordsee (Germany)	•	Wagamama’s (U.K)
•	Auntie Anne’s	•	Pollo Campero	•	Wendy’s
•	Baja Fresh	•	Panera Bread	•	Wingstop
•	Ben & Jerry’s	•	Popeye’s	•	Yum! Brands (Pizza Hut,
•	Burger King	•	Retail Brand Group		KFC International, and
•	Coffee Club (Australia)	•	Saxby’s Coffee		Taco Bell)
•	El Pollo Loco	•	Starbucks	•	Zaxby’s
•	Five Guys	•	Subway

Our restaurant POS systems are also installed in hotel restaurants in various hotel chains, including Accor, Boyd Gaming, Camino Real, Danubius, Fairmont, Four Seasons, Hilton, Hyatt, InterContinental Hotels, Kempinski, Mandarin Oriental, MGM Mirage, Marriott International, Millennium, Omni, Pan Pacific, Peninsula, Radisson, Starwood, and Wyndham International.  Additional significant markets for our POS systems include complex foodservice environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Users include Aramark, Centerplate, Compass, Delaware North, HMS Host, and various government entities.  We have installed large POS systems in Citi Field (New York City), the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos,  Meadowlands Sports Complex, The Venetian Resort, Wembley Stadium (U.K.), and Wynn Resorts.  We supply and service POS systems for users in the complex foodservice environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.

We also market a Windows® based restaurant POS system through our Hospitality Solutions International (“HSI”) division.  Through our JTECH Communications, Inc. (“JTECH”) subsidiary, we market a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.

Our retail solutions are provided through our subsidiaries Datavantage, CommercialWare, Advance Retail Systems (Mexico), MICROS Retail & Supply Chain aka RedSky (United Kingdom), eOne, and Fry.  In our marketing, we sometimes refer to this group of subsidiaries as the “MICROS Retail” group.  See the discussion of “MICROS Retail” under the “Retail Information Systems” heading below.  Our retail store customers include the following retailers:

•	Adidas (Germany and	•	Armani Exchange	•	Bostonian
	USA)	•	Barney’s New York	•	Burberry Limited
•	Advance Auto Parts	•	Books-A-Million	•	Chelsea and Scott
•	Ann Taylor	•	Blain’s Farm and Fleet	•	Christopher & Banks
•	Garnet Hill	•	Polo Ralph Lauren	•	Stonewall Kitchen
•	Hannaford Brothers	•	PPG	•	Sur La Table
•	Hugo Boss (Germany)	•	Reebok Retail	•	Talbots
•	Jo Ann Stores	•	Roots Canada	•	Tesco (U.K.)
•	Jos. A. Banks Clothiers	•	S & K Famous Brands	•	Urban Brands
•	Limited Brands	•	Sainsbury’s (U.K.)	•	The U.S. Mint
•	Maytag	•	7-11 (Mexico)	•	Tommy Hilfiger
•	Michaels Stores	•	Smith & Hawken	•	Wm Morrison (U.K.)
•	Nike Mexico	•	Starbucks	•	Whirlpool
•	Pendleton	•	Steve Madden Retail	•	Zales

PRODUCTS AND SERVICES

Summary of Product Solutions (Software and Hardware):

Hotel Products	Description

Software

Opera PMS	PMS software product for hotel reservations, targeted to full service hotels

Opera Xpress PMS	PMS software product for hotels, targeted to limited service hotels

Opera Lite PMS	PMS software for hotels, targeted to smaller hotels

Operetta PMS	PMS software and hardware bundle for hotels, targeted to smaller hotels

Fidelio Versions 7 and 8 PMS	PMS software products for hotel reservations

Opera Revenue Management System	Software that helps hotels develop and manage pricing strategies

Opera Central Reservation System	Software that manages hotel reservations for hotel chains or hotel groups

Opera Customer Information System	Software that manages customer information and loyalty programs

Opera Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management

Opera Web Booking Suite System	Software that enables Opera PMS to receive Internet reservations

Opera Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)

Opera Sales Force Automation (SFA)	Software that manages leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains

Opera Activity Scheduler	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.

Opera Kiosk	Enables guest check-in and check-out at stand-alone kiosk, and other interactive features

Opera Business Intelligence	Software that provides analytics for financial and operations analyses

myfidelio.net	An Internet based hotel reservation service and network

Fidelio Cruise SPMS Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry

Materials Management	Software that provides inventory control and costing for food production, mainly marketed to hotel restaurants

Restaurant Products	Description

Software

MICROS 9700 HMS	POS software for large foodservice, leisure and entertainment venues

Simphony	Centrally-hosted POS for large foodservice, leisure and entertainment venues

MICROS 3700 POS	POS software for table service and quick service restaurants

Restaurant Enterprise Series (RES)	Suite of software products for 3700 POS

Kitchen Display System	Component of RES, providing additional reporting capabilities and information

RES Kiosk	Component of RES, for self-ordering and customer information via kiosk or other hardware

HSI Profit Series POS	POS software for table service restaurants (only marketed through the HSI division)

mymicros.net	Suite of web based software products for use with restaurant POS products

myhsi.net	Suite of web based software products for HSI Profit Series

MICROS e7 POS	POS product for small restaurants (only marketed in North and South America)

Hardware

MICROS Workstation 5A Terminal	Windows CE POS and Windows Embedded POS terminal for restaurants

MICROS Workstation 4-LX Terminal	Windows CE POS terminal for restaurants-enhanced version of Workstation 4

MICROS 2010 PC Workstation	PC based POS terminal for restaurants

MICROS Keyboard Workstation Terminal	Windows CE POS terminal used in large complex foodservice, leisure and entertainment venues

JTECH Paging Products	Suite of paging products

MICROS Kitchen Display System	Hardware for kitchen display systems

Retail Products	Description

Software

Store 21 Store Management System	POS retail software product targeted for specialty retailers

Tradewind Store Management System	POS retail software product targeted for stores with high volume transactions

Xstore Management System	Java based POS retail software product

MICROS Enterprise Merchandising	Java based, centrally hosted merchandising application that manages inventory throughout a chain and provides reporting and analytical functions

Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level for corporate control (which includes XBR Loss Prevention)

Gift Cards Software	Software product that manages a retailer’s gift card program

CWDirect Cross Channel Order Management System	Software that manages orders across multiple methods of ordering (phone, kiosk, Internet, etc.)

CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations

CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels

Open Commerce Platform	Web site development, management, hosting and ecommerce applications

Creations	Integrated life cycle and supply chain software for retail operations that allows tracking of inventory from a supplier to POS

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

Globally, there are approximately 26,000 active MICROS PMS applications installed, which includes some sites using PMS products for which MICROS has ceased ongoing development (although in many instances we continue to provide limited support services to those sites).  Most of the hotels using a MICROS PMS have also installed other MICROS property-specific modules and applications; additionally, there are over 2,000 hotels running various MICROS property-specific modules and applications without a MICROS PMS.

The PMS software provides for hotel room check-in and checkout, reservations, guest accounting, travel agent accounting, and engineering management.  The PMS software also interfaces to central reservation systems, to on-line travel services (also known as alternative distribution services, e.g., Expedia), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan).  The sales and catering software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property.  The CRS software enables hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site.  The customer information system software enables hotels to efficiently capture and track relevant guest information.  The revenue management system software enables hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers.  We also offer an Internet-based hotel reservation service via our myfidelio.net service.  This service enables corporations, tourist representation services, and consumers to reserve rooms and manage reservations directly with designated hotels.  This service also enables those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems and certain alternative distribution systems.

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
In addition to industry standard PCs, the Opera platform will also run on large PC servers.  Opera runs on two operating systems: Microsoft Windows® (Server and XP) and IBM AIX®, and uses an Oracle® database.

We believe that the Opera software suite is an important product line for our continued growth in the hotel information systems market, because we believe it reflects the future direction of PMS technology for us and the industry, and because it has been a material source of our revenue growth within the hotel industry.  Opera is written on current architecture, using an Oracle database; it is highly configurable, adapted for use in multiple countries, and fully integrated with modules, features and functions that we believe are desirable to the hospitality industry.  Over 140 hotel chains have implemented Opera, many of which are in the midst of multi-year rollouts.

We also offer limited versions of the Opera property management system called Opera Xpress, OperaLite, and Operetta.  These products enable smaller properties to deploy the Opera PMS, but at a lower price and with more limited product features.  As of June 30, 2010, approximately 16,000 hotel sites have installed either Opera, OperaXpress PMS, OperaLite, or Operetta.

Opera’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location.  We offer hosting services for hotel customers in various data centers around the world (Ashburn and Manassas, Virginia; Buenos Aires, Argentina; Frankfurt, Germany, and Singapore) with the application accessed via Internet or similar high speed connections.  Currently, there are over 3,000 hotels running various Opera applications for which we provide hosting services.

In addition, we market a suite of hotel software products (PMS and other modules) under the Fidelio Version 7.0 brand name.  Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database.  As of June 30, 2010, over 3,500 hotels were using Fidelio Version 7.0.

Furthermore, we market a PMS product under the brand name Fidelio Version 8 primarily in Europe.  This product, which was entirely developed in and currently supported from Europe, contains certain Internet-based features and uses the Windows® operating system with an Oracle® database.  The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 2,750 hotel sites as of June 30, 2010.

Through our subsidiary Fidelio Cruise, we market the Fidelio SPMS Cruise product, which is a PMS product for the cruise industry. Fidelio Cruise’s PMS enables cruise operators to manage passengers, visitors, groups and crew information at various stages from check-in to check-out, invoicing, credit card handling with online functionality, safety and security, and automated check-in with picture taking for passengers, crew, and visitors.  Through the Fidelio Cruise SPMS software, cruise lines can monitor all financial transactions on board and operate a central accounting and invoicing system for each passenger and crew member.  Furthermore, the software maintains the count of passengers and staff on-board, as required by international industry regulations.  Additional Fidelio Cruise modules support the operation of health spas, on-board MICROS point-of-sale systems, business centers, shore excursions, medical centers, and casinos onboard.

Fidelio Cruise introduced in fiscal 2010 a new product, the Fidelio Cruise Crew Management System.  This product supports the shore side and shipboard crew resource operations for a cruise ship.

Fidelio Cruise software is installed on board 218 cruise ships.  Customers include: Carnival Cruise Lines, Aida Cruises, Cunard Line, Fred Olsen Line, Holland America Line, MSC Cruises, Norwegian Cruise Line, P&O Cruises UK, Pullmantur, Oceania, Regent Seven Seas Cruises, Royal Caribbean International and Silversea Cruises.

On December 31, 2009 MICROS acquired TIG Global LLC (“TIG Global”) of Chevy Chase, Maryland. TIG Global provides Internet based on-line marketing related services to hotels.  TIG Global’s customer base is currently located largely in North America.

Restaurant Information Systems

Our restaurant systems include full-featured POS applications, kitchen product applications, marketing applications, and hardware.  Most of the products are designed to operate on industry standard PCs.  Our products for order entry operate on either industry standard PCs or proprietary terminals with additional functionality and design appropriate for foodservice environments, including three types of proprietary intelligent terminals that we developed and designed.

Hardware

The workstations we have designed, and that we currently market and sell, are the Workstation 5A, Workstation 4-LX and Workstation 2010.  We also integrate other hardware devices (e.g., printers, cash drawers, handheld order entry and credit card remote payment terminals, digital menu boards, kitchen control systems and pole displays) into our complete product offerings.

Workstation 5A is a PC based POS terminal using Microsoft’s Embedded CE 6.0 and POSReady 2009 operating systems. The terminal is based upon the successful Workstation 4 and Workstation 5 POS terminals, which we previously marketed.  Workstation 5A incorporates a faster microprocessor and more advanced security capabilities than Workstation 5, as well as a 15” touch display.  Key design elements of MICROS’s PC workstations, which Workstation 5A builds upon, are the encased nature of the screen, special materials to withstand various levels of temperature and humidity, more efficient energy use, and sound capabilities.

Workstation 4-LX is a thin-client POS terminal, using Microsoft’s Windows® CE operating system.  The terminal has standalone resiliency, which means that even if the system server malfunctions, the POS terminal can continue to function and store data until the server is operational.  Workstation 4-LX is an updated version of our Workstation 4 that has a faster microprocessor and other improvements in memory management and data recovery as compared to the prior model.

The MICROS 2010 Workstation is a high-performance POS terminal designed to run our restaurant applications and other third party PC-based software applications.  The product uses an Intel® Pentium chip architecture.  It can be configured to accommodate various memory and storage requirements. The product supports several Microsoft operating systems and Linux.

We also market a product named the Keyboard Workstation 270.  This product enables orders to be entered into the MICROS Simphony and 9700 HMS (software products that are described below) via a lower cost, durable workstation with a keyboard interface in lieu of a touchscreen.  The Keyboard Workstation is used primarily in institutional foodservice environments, convention centers, and sports complexes.

The Workstation 5A, Workstation 4-LX, 2010 Workstation, and the Keyboard Workstation 270 are all manufactured for us by the Venture Group of Singapore (“Venture Group”, formerly GES Singapore Pte. Ltd.), a third party contract manufacturing company.

Through our JTECH subsidiary, we offer pagers, wireless systems, alert software, and related products (all manufactured for us by third party contract manufacturers) for use in restaurants, retail, medical, and other environments. JTECH primarily resells MICROS branded hardware to its customers.

Additionally, we resell various other hardware products, including personal computers, servers, printers, network cards, and other related computer equipment.  We maintain a global, non-exclusive preferred provider agreement with Hewlett Packard Corporation (HP).  This relationship enables us to resell HP personal computers, printers, and networking equipment on a global basis.

Software

Our main restaurant POS software systems are the MICROS 9700 Hospitality Management System (“HMS”), Simphony, the MICROS 3700 POS system, Hospitality Solution’s Profit Series, and the MICROS e7 Series.  These systems provide transaction control for table service, quick service and large foodservice and entertainment venues.

Leisure and Entertainment Restaurants

The MICROS 9700 HMS is designed for larger leisure and entertainment venues, which include resorts, casinos, airport and other travel-related food service concessions, stadiums/arenas, theme parks, table service and quick service restaurants in hotels, and larger stand-alone restaurants.  The MICROS 9700 HMS product has an open systems architecture running on Microsoft’s Windows® 2003 operating system and either Microsoft SQL Server 2005 or Oracle 10g databases.   The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can address multiple restaurant operations.

Table Service and Quick Service Restaurants

The MICROS 3700 POS is designed for table service and quick service restaurants.  It has an open systems architecture using Microsoft’s Windows® XP operating system and a Sybase® relational database, and can run on standard PCs or proprietary workstations.  It uses a color touch screen with a Microsoft Windows® based graphical user interface.

We have developed and we market a suite of back office and operation focused software solutions that extend beyond POS.  The suite is called the MICROS Restaurant Enterprise Series (“RES”).  RES is an important component of our strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.  The MICROS RES software solutions include point-of-sale transaction control, restaurant operations, data analysis, and communications.  The POS software comprises the front-end application for the RES system.  The restaurant operations modules include inventory, product forecasting, labor management, financial management, gift cards, and enterprise data management.  One of those modules is the Kitchen Display System, which displays food orders and offers additional reporting capabilities on restaurant service.  Another component is MICROS RES Kiosk, which enables customer information and self-ordering on third-party kiosks or other hardware.  All of these modules are designed to operate at a single restaurant site.

For management of multiple restaurants, MICROS RES includes a suite of software products called Enterprise Management.  This suite enables data to be transmitted to a remote site (e.g., the headquarters of a restaurant chain) for data collection and analysis.  Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations.

We market a POS system called MICROS e7 mainly to smaller restaurants around the world. This product runs on the MICROS Workstation 5 and uses the Microsoft Windows® CE Operating system.

Through our HSI division, we market the HSI Profit Series POS primarily to table service restaurant customers in North America.  The product contains a wide array of POS features.

Enterprise Enabled Point of Service

Simphony is an enterprise-enabled POS product.  Simphony’s service-oriented architecture and centralized configuration allows for a flexible deployment model that can be molded to meet a hospitality industry customer’s requirements.  It is capable of operating at large, single site venues such as airport and other travel-related food service concessions, casinos, theme parks, and resorts as well multi-unit quick service and table service restaurant operations.

The enterprise Simphony database is supported either by Microsoft SQL Server or Oracle.  The Simphony client utilizes Microsoft’s Windows Presentation Foundation and Silverlight technologies to provide a user interface with extensive features, and the ability to create highly tailored ordering and presentation processes.  The functionality within the client can be extended through the addition of custom ..NET assemblies.

In addition to the extensive feature set and extensibility capabilities, Simphony enables customers to reduce significantly the costs associated with a traditional multiple property POS solution when deployed as an enterprise solution,  The Simphony services can be run from the workstations which eliminates the need to manage a back office server.  Software deployment for new properties and upgrades is controlled and managed from the enterprise, thus eliminating the need to send staff to every store for these tasks.

Centrally Hosted Applications

Our design architecture enables existing users of many MICROS POS and Hospitality Solutions International’s products to access new technologies and third party software applications in conjunction with their existing MICROS POS systems.  In addition, many MICROS restaurant information system products interface with various back office accounting and property management systems, including our hotel PMS products.

We developed and market an Internet-based portal product called “mymicros.net.”  The mymicros.net posts restaurant transaction POS detail to a centralized data warehouse in near real time.  This product enables the customer to view reports and charts for a single site, a group of restaurants, or the entire enterprise from any location that has an Internet connection.  In addition, mymicros.net incorporates additional products for inventory management, labor scheduling and control, gift cards, loyalty cards and other marketing programs. The mymicros.net software product can either be purchased via a perpetual use license or by an annual or multi-year “software as a service” subscription contract.  The HSI division also markets a portal called “myhsi.net.”  The product’s functionality is similar to the mymicros.net portal, but is designed for use with the HSI POS product.

We host these applications in the same data centers where Opera is hosted.  As of June 30, 2010, we hosted applications supporting approximately 12,800 restaurants.

Retail Information Systems

Through our MICROS Retail group of subsidiaries (“MICROS Retail”), we market retail store software automation systems and business intelligence applications.  The retail store systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”).  Store21 is a POS product designed for specialty retailers, while Tradewind is a POS product targeted at larger format stores and at high transaction volume stores.  The products operate on Microsoft’s Windows® NT and 2000 and 2003 operating systems and use a Sybase® database.  Both products can be integrated with the retailer’s back office systems, and we also offer certain additional back office, communications, and reporting modules for use with Tradewind and Store21.

Xstore is our next generation retail POS software system.  It runs on the Sun Microsystems® Java® operating system, and its architecture enables it to be integrated to both Windows and Linux-based back office systems.  Like Store21 and Tradewind, its predecessor products, Xstore is a front-end POS software system that may be integrated with the retailer’s back office systems.  Xstore is highly customizable by the customer, and is designed to respond to the trend among large retailers to move to Linux-based systems.  Xstore is designed to be able to be run in a Windows or a Linux environment, while Store21 and Tradewind, as currently designed, can operate only in a Windows® environment.

We also offer the MICROS Retail Home Office Business Intelligence Suite for retail stores, which includes loss prevention (marketed under the trade name “XBR”), customer relationship management, gift cards (marketed under the trade name “Relate”), and audit control (marketed under the trade name “Balance”). We also offer XBR to our restaurant customers via MICROS provided centrally hosted or self-hosted environment.

All of these applications and systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR.

MICROS Retail offers an eCommerce platform with extensive features, marketed under the trade name Open Commerce Platform, as well as creative and design services to help customers create custom websites.

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

MICROS Retail also has developed and distributes Creations, a fully integrated lifecycle management and supply chain traceability product.  Lifecycle management refers to the ability to track and manage inventory from the manufacturer through the point of distribution.  Creations customers, which are mostly located in the U.K. include accounts such as Tesco, Sainsbury’s, Wm Morrison, Bodyshop, and Booker.  The product has been introduced into North America with primary users being Sobeys and Fresh and Easy retail chains.

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

We operate several help desks around the world.  There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters.  We also maintain other 24/7 regional and product specific help desks in the following locations:

•	Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
•	Buenos Aires, Argentina – primarily for customers in Latin America
•	Singapore – primarily for customers in the Asia-Pacific region
•	Cleveland, Ohio – for MICROS Retail products and services.
•	Scottsdale, Arizona – for the Hospitality Solutions International products
•	Westborough, Massachusetts – for the CommercialWare and eOne products
•	Ann Arbor, Michigan – for MICROS’s Fry, Inc. subsidiary

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

We offer web site development and portal management for retail customers through MICROS Retail’s Fry and eOne Group divisions.  Specifically, we can develop and manage a customer’s web site for ordering, sales promotion, and marketing.

Our TIG Global subsidiary offers Internet based marketing services, mainly to hotels.

Services are a critical component of our business.  Service revenue, which is comprised of software database and configuration programming, installation, training, in-field support, help desk, custom software development and maintenance service contracts, constituted approximately 66.4% ($607.2 million) of our total revenue in fiscal year 2010 compared to approximately 62.2%  ($565.0 million) of our total revenue in fiscal year 2009 and approximately 55.5% ($529.4 million) in fiscal year 2008.

Maintenance service contracts, which include field service, application hosting, depot hardware maintenance, and software support, are a significant component of our service offerings.  Revenues for service maintenance contracts were approximately $354.7 million for fiscal year 2010, approximately $312.8 million for fiscal year 2009 and, approximately $293.9 million for fiscal year 2008.  Service maintenance contract revenue is included in our service revenue (described above).

SALES, MARKETING AND DISTRIBUTION

We consider our direct and indirect global distribution network to be a major strength and competitive advantage.  This network has been built over the past 33 years.  We (including our various subsidiaries), our U.S.-based dealers, and our international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services.

Our restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of approximately 82 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 51 domestic dealers and 37 international distributors.

Our hotel products and services are sold through our direct sales force and through international distributors, many which also sell our restaurant products and services.

        Our retail products and services are sold primarily through our direct sales force in the United States and numerous company owned international subsidiaries.  MICROS Retail has several distributors which sell certain of its products.

Foreign sales, including export sales from the United States, accounted for approximately  51.9% (approximately $474.5 million) of our total revenue in fiscal year 2010, 52.1% (approximately $473.2 million) of our total revenue in fiscal year 2009 and 56.3% (approximately $537.5 million) in fiscal year 2008.

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

Locations

We conduct our core restaurant POS product software and hardware development, and also development of our Internet-based restaurant software products, at our Columbia, Maryland corporate headquarters.  To facilitate rapid responses for various regional application needs, we also conduct restaurant POS software development in regional offices located in Sydney, Australia; Neuss, Germany; and Singapore.  Our HSI division conducts restaurant POS product research and development in its facility in Scottsdale, Arizona. JTECH conducts its development at its Boca Raton, Florida location.  In addition, we monitor and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs. We contract the manufacturing of our POS terminals to the Venture Group of Singapore.  Venture Group also provides certain hardware design services to us.  Our internal hardware design team participates in the design and development of these units.  This team also provides oversight of the manufacturing process as a means of insuring adherence to quality standards.  See also “Manufacturing and Supplies,” below.

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

Product development for MICROS Retail’s POS products is conducted in Cleveland, Ohio; MICROS Retail’s other products and services are handled through offices in Westborough, Massachusetts, and Omaha, Nebraska.  MICROS’s Fry, Inc. subsidiary conducts its web site and ecommerce application development in Ann Arbor, Michigan.  MICROS’s Advance Retail Solutions subsidiary conducts product development in Monterrey, Mexico.  MICROS’s Red Sky Retail units conducts its development in Nottingham, England.

R&D facilities

The following table shows the location of our main research and development facilities and the products addressed at each facility.

Location	Products
Columbia, Maryland	Restaurant POS software and hardware, Internet-based restaurant applications
Sydney, Australia	Additional restaurant POS software development
Neuss, Germany	Additional restaurant POS software development; Fidelio Version 8.
Scottsdale, Arizona	Restaurant POS software (HSI only)
Boca Raton, Florida	Paging software and hardware development
Naples, Florida	Hotel PMS software and other modules, also Internet-based hotel applications
Cleveland, Ohio	Retail POS software development
Westborough, Massachusetts	Retail Loss Prevention software development, cross-channel software development
Omaha, Nebraska Nottingham, England	Retail web site development and management services Retail life cycle management and supply chain traceability products
Ann Arbor, Michigan	Retail web site and ecommerce development

Expenses

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  A summary of R&D expenditures for the fiscal years ended June 30, 2010, 2009, and 2008 is set forth in the following table:

(in thousands)	2010	2009	2008
Total R&D incurred	$44,672	$43,100	$42,048
Capitalized software development costs	(2,443)	(470)	(1,919)
Total R&D expenses	$42,229	$42,630	$40,129

COMPETITION

The markets in which we operate are highly competitive.  We believe that there are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant POS system, approximately nine that offer competitive POS hardware platforms, over 15 significant hotel systems competitors, and over ten significant retail systems competitors.  We compete on various bases, including product functionality, service capabilities, price, and geography.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry, and our corporate focus on providing specialized information systems solutions.

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

Many of our competitors in the hotel systems market are companies with software designed to run on industry standard PCs.  These companies may have several hotel related software products, or simply one product for a particular niche.  These competitors include Agilysys, Amadeus Hospitality, Multi-Systems, Newmarket (sales and catering product only), Northwind, Par Technology (Springer-Miller), Protel and Softbrands (infor).  Our products also compete with property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.  Internationally, we generally face smaller, regionally-oriented competitors.

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

TIG Global competitors include Synxis (subsidiary of Sabre) and TravelClick. TIG Global currently competes mainly in North America.

Competitors in the retail market include Epicor (through its CRS Retail Systems and NSB divisions), Escalate Retail, JDA Software, Oracle (through its 360 Commerce division), and SAP (through its Triversity division) among many others.  Internationally, MICROS Retail generally competes with smaller, regionally-oriented competitors. Fry competes against several companies such as GSI Commerce and Art Technology Group.

MANUFACTURING AND SUPPLIES

Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies.  Our primary POS platforms, Workstation 5A, Workstation 5, Workstation 4 LX, and 2010 Workstation, are manufactured by the Venture Group.

Our contract with Venture Group is subject to automatic annual renewal unless either party elects to terminate the agreement at the end of the term then in effect by providing notice to the other party at least three months before the end of such term.  In addition to other termination rights specified in the contract, either party may terminate the contract for convenience (i.e., with or without cause) by providing 120 days’ prior notice of termination to the other party.  While historically we have enjoyed very good relations with Venture Group, if it were to exercise its non-renewal or termination rights under the Agreement or otherwise cease to manufacture our products, we believe we could readily replace Venture Group with other contract manufacturers or resell appropriate third party hardware products in lieu of those manufactured by Venture Group.

Venture Group performs certain warranty and post-warranty repairs on equipment that it manufactures for MICROS at its facilities in Singapore and in Lowell, Massachusetts.  In addition, we maintain a repair capability for certain products in our distribution facility in Hanover, Maryland.  We also perform repairs at certain of our direct and subsidiary offices worldwide, and, additionally, we contract with third parties to provide repair services.

JTECH’s paging and related products are largely manufactured by several contract manufacturers in China and Venture Group.  JTECH conducts final assembly of its paging and related products, including the installation of the applicable software, in its Boca Raton, Florida facility.

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

EMPLOYEES

As of June 30, 2010, we employed 4,646 full-time employees.  The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Employees	2,427	1,478	512	229	4,646
As % of total	52.2%	31.8%	11.0%	5.0%	100.0%

About 850 employees (35%) of the North America-based employees work out of our three Maryland locations: our headquarters building in Columbia, Maryland, our Hanover, Maryland distribution center, and our TIG Global subsidiary in Chevy Chase, Maryland.

The table below presents information, as of June 30, 2010, regarding employees organized by functional skills:

By Functional Skills	Sales & Marketing	Customer Support	Product Development	Admin./ Finance	Operations	Total
Employees	2,438	1,195	590	324	99	4,646
As % of total	52.5%	25.7%	12.7%	7.0%	2.1%	100.0%

We are not a party to any collective bargaining agreements.  None of our employees are represented by a labor union, except in those countries where representation is mandated by law, such as France, Germany and Spain.  We use certain suppliers whose employees may be represented by labor unions.  We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position
A. L. Giannopoulos	Chairman, President and Chief Executive Officer
Bernard Jammet	Executive Vice President, Latin American Region
Jennifer Kurdle	Executive Vice President, Chief Administrative Officer
Kaweh Niroomand	Executive Vice President, Europe-Africa-Middle East region
Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel
Stefan Piringer	Executive Vice President, Asia-Pacific region
Peter J. Rogers, Jr	Executive Vice President, Investor Relations and Business Development
Cynthia A. Russo	Executive Vice President and Chief Financial Officer

A. L. Giannopoulos, 70, has been the Company’s President and Chief Executive Officer since May 1993, and the Company’s Chairman of the Board since April 2001.  He has been a Director of the Company since March 1992.  Before 1992, Mr. Giannopoulos served in a variety of positions for Westinghouse, most recently as General Manager of the Westinghouse Information and Security Systems Divisions.  Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

Bernard Jammet, 52, has been the Company’s Executive Vice President, Latin American Region since January 2001.  Previously, Mr. Jammet served the Company in various capacities.  He first joined the Company in July 1984.  Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France.  Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

Jennifer Kurdle, 43, has been the Company’s Executive Vice President, Chief Administrative Officer since July 2008.  From 2005 until 2008, Ms. Kurdle was the Company’s Executive Vice President, Leisure & Entertainment, and held the position Vice President, Leisure & Entertainment from 2000 to 2005.  Before 2000, Ms. Kurdle served the Company various capacities.  Ms. Kurdle first joined the Company in 1990.  Ms. Kurdle is a graduate of Fairmont State University.

Kaweh Niroomand, 57, has been the Company’s Executive Vice President, Europe-Asia-Middle East region since 2009. From 2005 until 2009, Mr. Niroomand was the President of MICROS Europe, Africa and Middle East (EAME).  In prior positions with MICROS, Mr. Niroomand was Executive Vice President, EAME and Managing Director of MICROS-Fidelio Software Deutschland GmbH.  Mr. Niroomand first started with Fidelio Software GmbH in 1993.  Mr. Niroomand is a graduate of the Technical University in Berlin with a degree in Civil Engineering.

Thomas L. Patz, 50, has been the Company’s Executive Vice President, Strategic Initiatives, and General Counsel since January 2000.  Previously, Mr. Patz served the Company in various legal capacities.  Mr. Patz first joined the Company in August 1995.  Mr. Patz is a graduate of Brown University and the University of Virginia School of Law.  Mr. Patz is a member of the Maryland Bar.

Stefan Piringer, 45, has been the Company’s Executive Vice President, Asia-Pacific region, since 2009.  From 1998 until 2009, Mr. Piringer was President Asia-Pacific region for the Company.  Previously, Mr. Piringer served the Company in various sales & marketing capacities.  Mr. Piringer first joined the Company in 1994.  Mr. Piringer is a graduate of the Tourism & Hotel Management School of the Chamber of Commerce of Vienna, Austria, and holds the degree of Hotelkaufmann.

Peter J. Rogers, Jr., 55, has been the Company’s Executive Vice President of Investor Relations and Business Development since November 2007.  From 1996 through November 2007, Mr. Rogers was the Company’s Senior Vice President of Investor Relations and Business Development. Previously, Mr. Rogers served the Company in various marketing and business management capacities.  Mr. Rogers joined the Company in 1987.  Mr. Rogers is a graduate of the University of Pennsylvania and New York University Stern Graduate School of Business.

Cynthia A. Russo, 40, has been the Company’s Executive Vice President and Chief Financial Officer since April 1, 2010.  From November 2007 until April 2010, Ms. Russo was the Company’s Senior Vice President and Corporate Controller.  Ms. Russo previously served the Company in various capacities.  Ms. Russo first joined the Company in January 1996.  Ms. Russo is a graduate of James Madison University.  She is a Certified Public Accountant and a
Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $474.5 million during fiscal year 2010 to customers located primarily in Europe, Asia and Latin America.  Comparable sales in fiscal years 2009 and 2008 were approximately $473.2 million and $537.5 million, respectively.  See Note 17 “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this report for additional geographic data.

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

We transacted business in 39 currencies in fiscal years 2010 and 2009 compared to 36 in fiscal year 2008.  The relative currency mix over the past three fiscal years was as follows:

	Fiscal Year Ended June 30,
	% of Reported Revenues			Exchange Rates
Revenues by currency (1):	2010	2009	2008	2010	2009	2008
United States Dollar	53%	53%	49%	1.0000	1.0000	1.0000
European Euro	21%	21%	22%	1.2229	1.4029	1.5744
British Pound Sterling	7%	7%	9%	1.4939	1.6454	1.9919
Singapore Dollar	2%	1%	1%	0.7146	0.6904	0.7350
Australian Dollar	2%	2%	2%	0.8416	0.8058	0.9587
Swiss Franc	1%	2%	2%	0.9279	0.9203	0.9788
Canadian Dollar	1%	1%	2%	0.9393	0.8597	0.9806
Mexican Peso	1%	1%	2%	0.0773	0.0759	0.0970
Sweden Krona	1%	1%	1%	0.1282	0.1296	0.1660
All Other Currencies (2)	11%	11%	10%	0.1469	0.1433	0.1645
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average twelve month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for ‘All Other Currencies’ represents the weighted average June 30, 2010 exchange rates for all other currencies.  Weighting is based on the twelve month fiscal year revenue for each country or region whose currency is included in the “All Other Currencies” category.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in fiscal year 2010 would have affected total revenues by approximately $25.1 million, or 2.7%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not an indicator of the effect of potential exchange rate changes on our attributable to MICROS Systems, Inc. common shareholders.

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
“MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “Ovation”, “OPERA”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “Premise Pager System”, “TableAlert”, “ServAlert”, “GuestAlert”, “HostAlert”,  “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, “CWIntegrate”, “FRY”, and “Open Commerce Platform” are registered or unregistered trademarks or servicemarks of the Company or its subsidiaries.  We also own numerous other trademarks and servicemarks.  This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

FLUCTUATIONS AND CUSTOMERS

Our quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our customers.  Political uncertainty and international events that often are unpredictable, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, are expected to continue to adversely impact travel and tourism and therefore our quarterly operating results. In addition, over the last two fiscal years, world macroeconomic conditions and tightened credit markets have resulted in reduced demand from customers generally.  These conditions have made it harder for, and in some cases may have prevented, some customers from obtaining financing for intended purchases.  We believe that these economic conditions have resulted in reduced demand for our products and services.

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

No single customer accounts for 10% or more of our consolidated revenues.  During the three fiscal years ended June 30, 2010, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses.  Our U.S. Government related revenue was approximately 0.5%, 0.2%, and 0.3% of our total consolidated revenue for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.  We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS

We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG

We generally have a backlog of approximately three months revenue, substantially all of which is cancelable at any time before shipment of hardware and software or rendering of services.  As of June 30, 2010, 2009 and 2008, the backlog totaled approximately $338.7 million, $224.0 million and $204.6 million, respectively.  Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year does not result in recognizable revenue in that fiscal year.

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
•     Our business is very sensitive to environmental and health disasters. Actual or anticipated environmental disasters and epidemics, including for example, hurricanes, tsunamis, and disease will deter and delay purchases of our products by customers, as concerns about potential or anticipated instances of environmental or health disasters tend to suppress travel and tourism.  Environmental disasters may also adversely affect our operations in the distressed areas.

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
•     We maintain offices in certain parts of the world that are subject to economic instability, political unrest, and terrorism, such as the Middle East and Thailand.  The performance of our offices in these areas will be adversely affected if these regions become subject to economic declines, political strife or episodes of terrorism.

2.	ECONOMIC, PRICING AND FINANCIAL RISKS.
•     We are subject to the variability of world economies.  Since a substantial portion of our business is conducted in foreign countries, a downturn in the economies of foreign countries could adversely affect our financial results.  While, under certain circumstances, reliance on foreign operations can have a moderating impact (as one region’s improving conditions may offset another region’s declining conditions), our foreign businesses nonetheless add a degree of uncertainty to our planning and forecasting processes.
•     We are subject to the global economic crisis.  Starting in the summer of 2008, world macro-economic conditions materially worsened, resulting in the failure of several key global financial services providers, and a virtual freezing of the credit markets.  These economic conditions resulted in reduced demand from customers and the inability of some customers to secure financing for intended purchases.  While many economists have noted signs of slow recovery, and credit markets are improving, the current economic weakness may continue to result in the reduced demand for our products and services.  These economic conditions may also increase our bad debts despite additional collection efforts.
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
•     Our gross margins will vary from quarter to quarter based upon product mix.  Product mix can affect our operating results.  For example, as we enjoy a higher gross margin on software than on hardware, our overall gross margin will vary depending upon the percentage of software licensed and the percentage of hardware sold each quarter.  The difficulty in predicting product mix on a quarter-to-quarter basis results in uncertainty in projecting gross margin, and we have experienced a degree of variability in our gross margins on a quarter-to-quarter basis as a result of changes in product mix.
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
•     Some of the advanced systems we sell are very complex and require a high level of technical sophistication, which may result in increased costs that adversely affect our operating results.  The costs of the implementation and operation of an effective service structure capable of addressing increasingly complex software systems in wildly diverse locations is high and may require us to engage contractors, who generally have a higher cost structure than that of our own employees.  We incur additional costs due to the complexity of open systems, which generally incorporate third party software products that may entail difficult and costly support and service, as well as the difficulty in implementing, operating, maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.
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
•     We have encountered risks associated with maintaining large cash balances.  While we have attempted to invest our cash balances in investments generally considered to be relatively safe, we nevertheless confront credit and liquidity risks.  For example, the Company has invested some of its cash in auction rate securities, which proved to be illiquid when the financial resale markets contracted in February 2008.  Not only may those securities continue to be illiquid, but there have been some charges taken due to credit losses resulting from our investments in two of the auction rate securities, and there may be additional charges taken for losses in the future related to our investments in auction rate securities.  Also, bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

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
•     The manufacturing of our hardware platform is performed primarily by a Singapore based third party contract manufacturer, Venture Group of Singapore (fka GES Singapore) (“Venture Group”).  While we believe we have a very good relationship with Venture Group, and while we have not experienced any material manufacturing problems with Venture Group, we cannot be certain that the relationship will remain in force, nor can we be certain that Venture Group will not experience labor or manufacturing challenges in the future, which may include claims of patent infringement with respect to key product components.  Additionally, Venture Group procures many of its components from other third parties that could experience manufacturing or labor issues.  We believe that, if our relationship with Venture Group were to terminate, we could readily replace Venture Group with other contract manufacturers or resell appropriate third-party hardware products in lieu of those manufactured for us by Venture Group.  However, any disruption or interruption of the supply of hardware products from Venture Group could adversely affect our business in the short run.
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

•     Our internal control over financial reporting cannot provide absolute assurance that all frauds will be detected.  As we have previously disclosed, we discovered fraudulent activities that occurred in our subsidiary in Japan during the period from fiscal year 2006 to the second quarter of fiscal year 2010.  We determined that these activities resulted in a cumulative overstatement of revenues and net income of approximately $6.9 million and $4.9 million, respectively, over this period.  Although the operation of our internal control system ultimately led to discovery of the fraudulent activities in our Japanese subsidiary, the individual involved was able to engage in fraudulent activities for some time before detection.  While we believe our internal control over financial reporting is effective, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that control issues and instances of fraud, if any, within our company have been detected.

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
•     We are subject to litigation, which may be costly.  As a company that does business with many customers, employees, and vendors throughout the world, we are subject to litigation, including claims made by or against us relating to intellectual property rights and intellectual property licenses.  While we generally take steps to reduce the likelihood that disputes will result in litigation and damages, litigation is very commonplace and could have an adverse effect on our business.  As part of the litigation risk, we could be subject to potentially material adverse jury verdicts.  We are currently subject to an adverse jury verdict in the amount of $7.5 million, which we have appealed.
•     We are subject to claims by others that we are infringing their intellectual property rights.  From time to time we receive letters from entities that assert that we are infringing a patent.  In those instances, we assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary.  If we conclude that a license is not necessary, there is a risk that we will be sued; we may also face indirect liability as a result of infringement claims brought against our customers.  While we do not believe that our products and services infringe any patents or other intellectual property rights, we have from time to time and may continue to become involved in infringement litigation.  If that occurs, we may incur significant legal expenses and, if we are found liable, we could be obligated to pay significant damages or enter into license agreements.
•     Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud, which may substantially increase our expenses; breaches of our customers’ credit card security may adversely affect us.  We continue to work with credit card issuers to assure that our products and services comply with the credit card associations’ security regulations and best practices applicable to our products and services.  We cannot assure, however, that our products and services are invulnerable to unauthorized access or hacking.  Additionally, we cannot assure that our customers will implement all of the credit card security features that we introduce, or all of the protections and procedures required by the credit card issuers.  Our customers may not establish and maintain appropriate levels of firewall protection and other security measures.  If there is unauthorized access to credit card data that results in financial loss, there is a potential that parties could seek damages from us.  Additionally, changes in the security guidelines and laws relating to consumer privacy could require significant and unanticipated development efforts.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our worldwide corporate headquarters, including our executive offices, are located in Columbia, Maryland.  We also conduct sales, marketing, customer support, and product development activities at this location.  We lease the entire five-story structure, consisting of 247,624 square feet, from Columbia Gateway Office Corporation, under a lease that, as amended, terminates on February 29, 2016.  We sublease a portion of one of the five floors, consisting of 39,459 square feet, to Motorola, Inc.  The sublease expires March 10, 2015.

In addition to over 50 smaller offices, we lease the following larger facilities (defined, for purposes of this filing, as those locations in which we lease approximately 10,000 square feet.)

Location	Approximate Size (Square Feet)	Use	Expiration Date	Additional Comments

Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See above

Hanover, Maryland	87,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2015

Cleveland, Ohio	70,000	Sales, marketing, support, product development	February 28, 2014	Cleveland is the headquarters for the MICROS Retail group

Neuss, Germany	42,000	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as one of the hub offices for Europe, Africa, and the Middle East

Ann Arbor, Michigan	35,748	Sales, marketing, customer support, product development and product support	Ranges from November 20, 2010 to July 31, 2012	Ann Arbor is the headquarters for the Fry, Inc. subsidiary

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2013	MICROS Retail maintains this office for its XBR loss prevention products, as well as for its CommercialWare products and services

Chevy Chase, Maryland	26,744	Sales, Web development services	November 15, 2017	Headquarters of the TIG Global subsidiary

Boca Raton, Florida	19,755	Sales, marketing, product development, customer support and light assembly	February 29, 2012	Boca Raton is the headquarters for the JTECH subsidiary

Naples, Florida	20,156	Software development	December 31, 2016	Naples is the main site for the development of the Company’s hotel products

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (we have early termination rights in 2012 and 2017)	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Nanterre, France	16,867	Sales, marketing, support	December 31, 2014 (we have an early termination right in 2010)

Buffalo, NY	16,821	Sales, marketing, support	September 15, 2015	We have subleased a portion of this property to another company.

Chicago, Illinois	16,706	Sales, marketing, product development, and hosting	December 31, 2014	Fry, Inc. maintains this office for its hosting services as well as for sales and services.

Sydney, Australia	13,500	Sales, marketing, support, product development	December 14, 2012

Scottsdale, Arizona	12,969	Sales, marketing, support, product development	January 31, 2016	Scottsdale is the headquarters for the HSI division

Mexico City, Mexico, DF	11,946	Sales, marketing, customer support, operations	December 31, 2012

Huntington Beach, California	10,970	Sales, marketing, support	January 31, 2013

Slough, England (three sites)	25,000	Sales, marketing, support	Ranges from September 29, 2013 to December 31, 2016

Singapore	9,367	Sales, marketing, support	September 30, 2014

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

There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company was not a party to that case, the Company may have had some obligation to indemnify certain of the defendants who are the Company’s customers based on the terms of the Company’s contracts with those customers.  The plaintiff alleged that the defendants infringed a patent relating to the processing of credit card transactions.  The defendants included approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.  The Company initially agreed to provide indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers, however, one such customer subsequently filed for protection under the U.S. Bankruptcy Code.  During the quarter ended June 30, 2010, the Company entered into settlement agreements with all of the defendants for whom it may have had indemnity obligations. Through June 30, 2010, our legal fees with respect to the third party action have not been material, and the settlement amounts were not material.

As disclosed in previous filings, on May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs have appealed the verdicts on various grounds.  Oral argument on the appeal took place on February 24, 2010, before the Superior Court of Pennsylvania.  The court has not yet issued a decision on the appeal.  The Company has established only an immaterial reserve for any potential liability relating to these matters, as the Company believes that it presented strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable.  Nevertheless, even if the verdicts were not reversed or reduced on appeal, payment of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

STOCK PERFORMANCE GRAPH
The following line graph compares the cumulative total shareholder return on the Company’s common stock during the past five fiscal years, based on the market price of MICROS Systems, Inc. common stock, with the cumulative total yearly return of the S&P 500 Index, and with the S&P Application Software composite index.  The graph assumes $100 invested on June 30, 2005 in MICROS Systems, Inc. common stock, and an identical amount in the S&P 500 Index and the S&P 500 Application Software composite index, and assumes the reinvestment of dividends.

Shareholder Returns
Company/Index	June 2006	June 2007	June 2008	June 2009	June 2010
MICROS Systems, Inc.	$97.61	$121.56	$136.27	$113.16	$142.44
S&P 500 Index	$108.63	$131.00	$113.81	$83.97	$96.09
S&P 500 Application Software	$108.89	$131.79	$117.24	$91.83	$114.09

PRICE RANGE OF COMMON STOCK

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MCRS.  As of August 19, 2010, there were 18,383 record holders of the Company’s common stock, $0.025 par value.

The following table shows the range of sales prices for the periods indicated, as reported by NASDAQ.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2010
High	$31.11	$32.43	$33.50	$38.16
Low	$22.79	$25.68	$26.17	$31.26
Fiscal Year Ended June 30, 2009
High	$34.41	$27.17	$20.17	$28.65
Low	$22.98	$13.34	$13.47	$18.45

The Company has never paid a cash dividend and has no current intention to pay any cash dividends.  Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock.  The Company is a party to two credit agreements which, as renewed on July 30, 2010, restrict the payment of cash dividends.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report.

PURCHASES OF COMPANY STOCK

In August 2009 the Board of Directors authorized the purchase of two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.

We have incurred an aggregate of approximately $0.3 million in fees in the aggregate related to all stock purchase plans.  As of July 31, 2010, approximately 1.6 million additional shares are available for purchase.  During the fourth quarter of fiscal year 2010, our stock purchases were as follows

Subsequent to year-end, on August 24, 2010, the Board of Directors authorized the purchases of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
04/01/10 – 04/30/10	—	N/A	—	1,986,130
05/01/10 – 05/31/10	—	N/A	—	1,986,130
06/01/10 – 06/30/10	350,000	$33.52	350,000	1,636,130
	350,000	$33.52	350,000	1,636,130

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,(1)
(in thousands, except per share data)	2010(2),(4)	2009(2),(3),(4)	2008 (2)	2007 (2)	2006
Statement of Operations Data:
Revenue	$914,319	$907,725	$953,950	$784,973	$678,233
Income from operations	$167,973	$140,835	$138,890	$110,390	$90,978
Net income attributable to MICROS Systems, Inc.	$114,353	$96,292	$100,737	$79,875	$62,963
Net income per share attributable to MICROS Systems, Inc. common:
Basic	$1.44	$1.19	$1.23	$1.00	$0.81
Diluted	$1.41	$1.17	$1.20	$0.97	$0.77

Balance Sheet Data:
Working capital (5)	$468,047	$416,593	$391,656	$343,937	$252,585
Total assets	$1,138,291	$1,021,379	$1,002,147	$846,093	$647,357
Line of credit	$1,442	$1,090	$989	$2,308	$2,134
MICROS Systems, Inc. shareholders’ equity	$783,380	$718,997	$671,723	$550,493	$416,552
Book value per share (6), (7)	$9.79	$8.95	$8.30	$6.79	$5.34

Additional Data:
Weighted average number of common shares outstanding:
Basic	79,856	80,486	81,546	79,978	77,383
Diluted	81,448	81,461	83,346	82,581	81,248

(1)
Fiscal years 2006 - 2009 have been revised to reflect the corrections of the misstatements related to certain fraudulent activities uncovered in the Company’s Japanese subsidiary that occurred during the period from fiscal year 2006 to the six months ended December 31, 2009.  See Note 19 “Revisions to Prior Period Financial Statements” in the Notes to Consolidated Financial Statements.

(2)
Fiscal years 2010, 2009, 2008 and 2007 include approximately $12.4 million ($8.1 million, net of tax or $0.10 per diluted share), $13.9 million ($9.8 million, net of tax or $0.12 per diluted share), $17.2 million ($13.1 million net of tax or $0.16 per diluted share) and $14.0 million ($11.1 million net of tax or $0.14 per diluted share) respectively, in non-cash share-based compensation expense.  See Note 3 “Share-based Compensation” in the Notes to Consolidated Financial Statements.

(3)
Fiscal year 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory write down reflecting adjustments to the Company’s cost structure to address lower sales volume in certain of the Company’s locations affecting both of its reportable segments.

(4)
The fiscal years 2010 and 2009 include an other-than-temporary impairment of approximately $4.8 million and $1.3 million, respectively, for long-term investments.  See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements.

(5)	Current assets less current liabilities.
(6)	Calculated as shareholders’ equity divided by common stock outstanding at June 30.
(7)	Share information for the fiscal years ended June 30, 2006 and 2007 is retroactively adjusted to reflect the February 2008 two-for-one stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those that impact revenue recognition, share-based compensation, capitalized software, goodwill and intangible assets, fair value of investments, allowance for doubtful accounts, allowance for obsolescence and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The following comprise the critical accounting estimates that we used in the preparation of our consolidated financial statements.

Revenue recognition

Revenue is generated from the sale of software licenses, hardware, services and support and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability of the related receivable is probable.  Our revenue recognition involves judgment, including estimates of fair value in arrangements that contain multiple elements, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.  In making these judgments we analyze various factors, including the nature and terms of the specific transaction, the nature and terms of comparable transactions, the creditworthiness of our customers, our historical experience, accuracy of prior estimates and overall market and economic conditions.  Changes in judgments related to these items, or a deterioration in market or economic conditions, could materially impact the timing and amount of revenue and costs recognized.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments and for limited circumstances when the customer disputes the amounts due to us.  Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could affect our financial results in future periods.  As of June 30, 2010 and 2009, accounts receivable totaled approximately $153.1 million and $155.2 million, net of an allowance for doubtful accounts of approximately $28.4 million and $31.9 million, respectively.  Additionally, bad debt expenses for the fiscal years 2010, 2009 and 2008 were approximately $3.9 million, $8.3 million, and $6.9 million, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out pricing method.  We wrote down inventory in the amount of approximately $12.3 million and $11.4 million as of June 30, 2010 and 2009, respectively.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items to evaluate obsolescence and excessive quantities.  Nevertheless, changes in business trends, competition and other factors not apparent when, or occurring after, we make our estimates of inventory obsolescence could result in the need to undertake additional inventory write-offs in future periods.

Financial instruments and fair value measurements

All of our short-term investments are recorded at fair value, which approximates cost.  Our investments in auction rate securities (debt instruments with long-term scheduled maturities and periodic interest rate reset dates, classified as long-term investments in the accompanying consolidated balance sheets) as discussed below, are carried at fair value.

We periodically review to identify and evaluate each investment that has an unrealized loss.  Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income.   Other-than-temporary “credit loss” (loss due to security issuer’s credit risk), net of tax and valuation allowances, is recognized in the consolidated statements of operations, while other-than-temporary impairment loss related to factors other than credit loss, net of tax, is recognized in accumulated other comprehensive income.

We periodically assess whether we would likely recover the entire cost basis of each of our auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment.  The factors considered in classifying the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) our intent to hold each investment until recovery, the likelihood that we will not be required to sell the security prior to recovery and our expectation of recovery of the entire amortized cost basis of the security, and (e) the existence of any evidence of default by the issuer.  Applying these factors entails significant judgment and considerable uncertainty.  We then estimated the extent to which other-than-temporary credit loss or non-credit loss was applicable to our investments in auction rate securities.  Because there is no liquid market or negotiated transaction history with regard to the auction rate securities, we engaged an independent valuation firm to perform a valuation of our investments in auction rate securities at June 30, 2010.  The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  While we reviewed and agreed with this valuation, many of the assumptions utilized in connection with the valuation are subject to considerable uncertainty, and changes in assumptions or subsequent events could result in the recognition of additional credit loss.

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

Annual amortization of capitalized software development costs is included in software cost of sales.  For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product.  If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, we may be required to take a significant write off of capitalized software development costs or to accelerate amortization, either of which could materially affect our future financial results.  Amortization expenses for the fiscal years 2010, 2009 and 2008 were approximately $9.7 million, $7.7 million and $9.4 million, respectively.

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

Goodwill and indefinite-lived intangible assets

We do not amortize goodwill and indefinite-lived intangible assets.  We assess annually, in the first quarter of the fiscal year, whether goodwill and certain of our trademarks, which are our only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units (our four operating segments consisting of U.S., Europe, the Pacific Rim and Latin America) to their book value.  The fair value of each reporting unit is determined based on a weighting of future income approach (i.e., discounted future income) and market approach (i.e., a comparison to the purchase and sale of similar assets in the relevant industry).  If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired.  If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.

Trademarks are evaluated for impairment by comparing their fair value to book value.  We estimate the fair value of trademarks using an income approach, and recognize an impairment loss if the estimated fair value of a trademark is less than its book value.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances indicating that it is more likely than not that the book value of goodwill and/or trademarks has been impaired.

The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purposes of our annual or interim analyses, we make estimates and judgments about the future cash flows of these businesses.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units and factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and the cost structure necessary to achieve the related revenues. Additionally, these cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.  We also consider our market capitalization on the date the analysis is performed.   A determination that goodwill or intangible assets are impaired (which could result from a change in our assumptions) could have a significant impact on our operating results.  As of June 30, 2010 and 2009, goodwill totaled approximately $213.8 million and $190.7 million, respectively.

Share-based compensation

We account for our option awards granted under our stock option program by estimating fair value of option awards as of the date of grant.  Non-cash share-based compensation expenses, which are based on the estimated value of the option awards adjusted for expected pre-vesting forfeitures, are recognized ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations.

We value stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  Therefore, we are required to input highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in determining the estimated fair value.  Expected volatility is based on historical stock prices.  The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  For this purpose, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  Total expense recorded from period to period can be significantly different depending on several variables, including the number of options granted, any changes to assumptions such as pre-vesting cancellations and the estimated fair value of those vested awards.  But unlike every other accounting policy in this section, changes in estimates affect only newly granted options; they do not result in a change in previously recorded amounts.

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

      Although we are profitable on a consolidated basis, we have incurred losses in certain foreign jurisdictions.  We applied valuation allowances in some circumstances where the prospects of realizing the benefit of net operating loss carryforwards and other deferred taxes are subject to uncertainty.  The determination of the likelihood of realizing this tax benefit requires significant judgment in some instances, and actual results of our operating subsidiaries, particularly certain international subsidiaries, could result in material adjustments to our deferred tax assets or liabilities, and changes in our annual tax rate in the year in which the adjustments occur.

      We review our uncertain income tax positions and apply a “more likely than not” threshold to the recognition and derecognition of tax positions.  The net unrecognized income tax benefits as of June 30, 2010 and 2009 were approximately $21.3 million and $18.0 million, including interest and penalties of approximately $2.4 million and $2.0 million, respectively.  Significant judgment is required in determining our tax positions and evaluating uncertainties relating to these positions.  Changes in estimates regarding our tax positions, or government determinations resulting from tax audits, could have an effect on our deferred tax assets and liabilities, as well as our annual tax rate in the year in which the changes or determinations occur.

RESULTS OF OPERATIONS

As previously disclosed in our Form 10-Q for the period ended December 31, 2009, during January 2010, we uncovered certain fraudulent activities in our Japanese subsidiary which occurred during the period extending from fiscal year 2006 to the six months ended December 31, 2009.  As a result of our investigation, we determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income attributable to MICROS Systems, Inc. of approximately $6.9 million and $4.9 million, respectively, over this period. The transactions served principally to inflate revenue and cost of sales through the creation of fraudulent revenue documentation and to understate liabilities for loans executed where we were the guarantor over this period.  These off-balance sheet loans were indirectly used to pay down a portion of our fictitious accounts receivable balances.  We concluded, based on our investigation, that the fraud was solely perpetrated by one employee of our Japanese subsidiary who was not a member of senior management and that the individual involved expended significant effort over the period to create a variety of schemes which deliberately circumvented or manipulated the entity's local controls and procedures.  These schemes were primarily designed to inflate revenues and cost of sales and to obtain financing from third parties to pay off the accounts receivable balances in order to prolong the schemes.  We terminated the employee upon completion of our investigation.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", we concluded that the adjustments to correct for the fraudulent activities were not material to any of our current financial statements for periods beginning with the year ended June 30, 2006 and through the three months ended September 30, 2009.  However, we concluded that the adjustments would be material to the quarterly results and trend for the three months ended December 31, 2009.  Accordingly, we determined that we would revise our previous financial statements to record these adjustments; however because the effect of the adjustments were not material to any previously issued financial statements, we determined not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K; rather, we would make corresponding adjustments to prior period financial statements as appropriate the next time those financial statements are filed.

The Consolidated Statement of Operations for the fiscal years ended June 30, 2009 and 2008 included in this Form 10-K has been revised to reflect the corrections of the misstatements related to the fraudulent activities in our Japanese subsidiary described above.  The corrections decreased revenue for the fiscal years ended June 30, 2009 and 2008 by approximately $4.1 million and $0.2 million, respectively and decreased net income attributable to MICROS Systems, Inc. by approximately $3.0 million and $0.5 million, respectively.  See Note 19 “Revisions to Prior Period Financial Statements” in the Notes to Consolidated Financial Statements for further detail.

During the three fiscal years ending June 30, 2010, we acquired several businesses and accordingly, our results include activities from the acquired businesses from their respective acquisition dates.  See Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.

All references to share data have been retroactively adjusted to reflect the two-for-one stock split effective February 5, 2008.

Comparison of Fiscal Year 2010 to Fiscal Year 2009

Revenue

The following table provides information regarding the sales mix by reportable segments in fiscal years 2010 and 2009 (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$96,560	$107,960	$91,773	$101,874	$188,333	$209,834
Software	45,964	48,523	72,824	84,389	118,788	132,912
Service	297,268	277,999	309,930	286,980	607,198	564,979
Total Revenue	$439,792	$434,482	$474,527	$473,243	$914,319	$907,725

The following table provides information regarding the total sales mix as a percent of total revenue in fiscal years 2010 and 2009:

	Fiscal Year Ended June 30,
(in thousands)	2010	2009
Hardware	20.6%	23.1%
Software	13.0%	14.7%
Service	66.4%	62.2%
Total	100.0%	100.0%

For fiscal year 2010, total revenue was approximately $914.3 million, an increase of approximately $6.6 million, or 0.7% compared to the fiscal year 2009 due to the following:

•	Favorable foreign currency exchange rate fluctuations, for primarily all foreign currencies against the U.S. dollar, positively affected total revenue by approximately $11.0 million; and,
•
Additional services revenue generated by TIG Global LLC (“TIG Global”), a company that we acquired in December 2009, and an additional 4% increase in services sales volume compared to fiscal year 2009.

•
Above increases were partially offset by 11% and 12% decreases in hardware and software sales volume, respectively, compared to fiscal year 2009.  We believe these decreases were due to a slow-down in demand from our customers as a result of adverse global economic conditions.

The international segment revenue for the fiscal year ended June 30, 2010 increased by approximately $1.3 million compared to the fiscal year 2009.  The favorable foreign currency exchange rate fluctuations positively affected total revenue by approximately $11.0 million.  The services sales volume increased 5% compared to fiscal year 2009.  The increase in services sales volume was due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).  These increases were partially offset by 12% and 15% decreases in hardware and software sales volume, respectively, both compared to fiscal year 2009.  We believe the decreases in hardware and software sales volume were due to a slowdown in demand from our customers because of adverse global economic conditions

U.S. segment revenue increased approximately $5.3 million for the fiscal year ended June 30, 2010 compared to the fiscal year 2009.  The increase was the result of additional services revenue generated as a result of the acquisition of TIG Global in December 2009 and the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).  These increases were partially offset by an 11% decrease in hardware revenues and a 5% decrease in software sales revenues, both as compared to fiscal year 2009.  We believe these decreases were due to a slowdown in demand from our customers because of adverse U.S. and global economic conditions.

Cost of Sales

The following table provides information regarding our cost of sales in fiscal years 2010 and 2009:

	Fiscal Year Ended June 30,
	2010		2009
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$119,489	63.4%	$135,033	64.4%
Software	25,731	21.7%	25,570	19.2%
Service	267,618	44.1%	264,883	46.9%
Total Cost of Sales	$412,838	45.2%	$425,486	46.9%

For fiscal year 2010, cost of sales as a percent of revenue decreased 1.7% to 45.2% compared to 46.9% in fiscal year 2009.  Hardware cost of sales as a percent of related revenue decreased primarily as a result of an overall margin improvement on substantially all hardware categories compared to fiscal year 2009.  Software cost of sales as a percent of related revenue increased primarily due to an increase in capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to fiscal year 2009 and a lower margin on sales of third party software.  Service cost of sales as a percent of related revenue decreased 2.8% to 44.1% primarily due to lower service labor costs resulting from our continued cost cutting efforts.  The foreign currency exchange rate fluctuations increased our cost of sales for the fiscal year 2010 by approximately $6.8 million.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased approximately $7.3 million compared to fiscal year 2009 to approximately $274.0 million.  This decrease was primarily due to the inclusion of the following in fiscal year 2009 SG&A expenses:

•	Higher bad debt expense, which was approximately $4.4 million higher than fiscal year 2010, due to adverse U.S. and global economic conditions; and,
•
Approximately $3.1 million in restructuring charges, primarily reflecting adjustments to our cost structure to reflect lower sales volume in certain of our locations.  The charge included approximately $1.5 million in employee related costs and approximately $1.6 million in occupancy related costs for certain of our facilities that we have vacated.

During fiscal year 2010, we were able to continue to reduce certain of our costs.  All of these factors were partially offset by an approximately $5.1 million increase in compensation related expenses in fiscal year 2010 compared to fiscal year 2009.

The foreign currency exchange rate fluctuations increased our SG&A expenses for the fiscal year 2010 by approximately $3.4 million compared to fiscal year 2009.

Research and Development (“R&D”)

R&D expenses consist primarily of labor costs less capitalized software development costs.  The following table provides information regarding our R&D expenses in fiscal years 2010 and 2009:

	Fiscal Year Ended June 30,
(in thousands)	2010	2009
R&D labor and other costs	$44,672	$43,100
Capitalized software development costs	(2,443)	(470)
Total R&D expenses	$42,229	$42,630
% of Revenue	4.6%	4.7%

Depreciation and Amortization Expenses

Depreciation and amortization expenses for fiscal year 2010 decreased approximately $0.2 million compared to fiscal year 2009 to approximately $17.3 million.

Share-Based Compensation Expenses

For fiscal years 2010 and 2009, we recognized non-cash share-based compensation expense of approximately $12.4 million and $13.9 million, respectively.  The SG&A expenses, R&D expenses and cost of sales discussed above include the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2010	2009
SG&A	$11,822	$13,108
R&D	511	792
Cost of sales	32	—
Total non-cash share-based compensation expense	12,365	13,900
Income tax benefit	(4,283)	(4,100)
Total non-cash share-based compensation expense, net of tax benefit	$8,082	$9,800
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.10	$0.12

The non-cash share-based compensation expense allocated to SG&A for the 2010 and 2009 fiscal years included approximately $1.7 million and $0.8 million related to the grant of options during the respective years to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos.  In accordance with the terms of our option plan, as he is over the retirement age of 62, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement.  Although Mr. Giannopoulos has not retired, we expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options.

As of June 30, 2010, there was approximately $13.7 million in non-cash share-based compensation cost related to non-vested awards that were not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.83 years.

Income from Operations

Income from operations for fiscal year 2010 increased approximately $27.1 million, or 19.3%, to approximately $168.0 million, compared to fiscal year 2009.  The increase reflects an overall improvement in margin coupled with our continued cost cutting efforts.  Foreign currency exchange rate fluctuations increased our income from operations for the fiscal year 2010 by approximately $0.5 million.

Non-operating Income (Expense)

Net non-operating income for fiscal year 2010 was approximately $0.2 million compared to approximately $6.0 million for fiscal year 2009.  The decrease of approximately $5.9 million reflects:

•	A decrease in interest income of approximately $4.6 million due to overall lower interest earned on cash and cash equivalents and investments (short-term and long-term) balances; and,
•
The credit based other-than-temporary impairment losses of approximately $4.8 million and $1.3 million for fiscal years ended June 30, 2010 and 2009, respectively, for investments in auction rate securities classified as long-term investments on our consolidated balance sheets.  This increase loss in fiscal year 2010 is related to the deterioration of one of our auction rate securities with an original cost of $10.0 million which is valued at approximately $4.3 million at June 30, 2010.

•
Above decreases in non-operating income was partially offset by approximately $1.3 million increase in the foreign currency exchange transaction gain.  For fiscal year 2010, the foreign currency exchange transaction gain was approximately $1.0 million compared to a loss of approximately $0.3 million in fiscal year 2009.

Income Tax Expense
The effective tax rates for fiscal years 2010 and 2009 were 31.4% and 33.5%, respectively.  The effective tax rates for the fiscal years 2010 and 2009 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued assertion to permanently reinvest the cumulative unremitted earnings of our significant non-US affiliates, and tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities,.  These benefits were partially offset by the recognition of uncertain tax positions, non-deductible compensation items including, non-cash share-based compensation, valuation allowances, creditable foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.

The decrease in the effective tax rate for fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to reductions in the recognition of uncertain tax positions, reductions in the inclusion of foreign income in our U.S. tax base, and reductions in valuation allowances, partially offset by increases in tax primarily attributable to a decrease in tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities, increases in non-deductible compensation items and the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S.

We recorded net unrecognized income tax benefits of approximately $21.3 million and $18.0 million, including accrued interest and penalties of approximately $2.4 million and $2.0 million at June 30, 2010 and 2009, respectively.  We have recognized approximately $0.4 million and $0.7 million of interest expense for the fiscal years 2010 and 2009, respectively.  The non-current portion of the net unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date.  If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate.

We have recognized a decrease in certain unrecognized tax benefits for the fiscal year ended June 30, 2010 primarily due to the expiration of statutes of limitations, which reduced the effective tax rate and income tax expense by approximately $1.3 million.  We estimate that within the next 12 months, we will decrease the unrecognized income tax benefits by approximately $2.7 million to $3.7 million due to the expiration of statues of limitations and settlement of issues with tax authorities, which we believe would increase earnings as a result of a reduction in tax expense.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities for uncertain tax positions.

Net Income Attributable to MICROS Systems, Inc. and Diluted Net Income per Share Attributable to MICROS Systems, Inc. Common Shareholders

Net income attributable to MICROS Systems, Inc. for fiscal year 2010 increased approximately $18.1 million, or 18.8%, to approximately $114.4 million, compared to fiscal year 2009.  The increase is mainly due to an overall improvement in margin, coupled with our continued cost cutting efforts.  Foreign currency exchange rate fluctuations increased our net income attributable to MICROS Systems, Inc. for fiscal year 2010 by approximately $1.1 million.

Diluted net income per share attributable to MICROS Systems, Inc. common shareholders for fiscal year 2010 and 2009 was $1.41 and $1.17 per diluted share.

Comparison of Fiscal Year 2009 to Fiscal Year 2008

Revenue

The following table provides information regarding the sales mix by reportable segments in fiscal years 2009 and 2008 (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2009	2008	2009	2008	2009	2008
Hardware	$107,960	$131,712	$101,874	$134,253	$209,834	$265,965
Software	48,523	60,012	84,389	98,527	132,912	158,539
Service	277,999	224,734	286,980	304,712	564,979	529,446
Total Revenue	$434,482	$416,458	$473,243	$537,492	$907,725	$953,950

The following table provides information regarding the total sales mix as a percent of total revenue for fiscal years 2009 and 2008:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008
Hardware	23.1%	27.9%
Software	14.7%	16.6%
Service	62.2%	55.5%
Total	100.0%	100.0%

For fiscal year 2009, total revenue was approximately $907.7 million, a decrease of approximately $46.2 million, or 4.8% compared to the fiscal year 2008 due to the following:

•	The unfavorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, negatively affected total revenue by approximately $54.5 million;
•
Hardware and software sales volume decreased by 17% and 10%, respectively, compared to fiscal year 2008.  We believe these decreases were due to a slow-down in demand from our customers as a result of adverse global economic conditions.

•
The decreases noted above were offset partially by additional services revenue generated by Fry, a company that we acquired in August 2008, and an additional 5% increase in services sales volume compared to fiscal year 2008.

The international segment revenue for the fiscal year ended June 30, 2009 decreased by approximately $64.2 million compared to the fiscal year 2008.  The unfavorable foreign currency exchange rate fluctuations negatively affected total revenue by approximately $54.5 million.  The hardware and software sales volume decreased 17% and 4%, respectively, both compared to fiscal year 2008.  We believe the decreases in hardware and software sales volume were due to a slowdown in demand from our customers because of adverse global economic conditions.  The decreases discussed above were partially offset by a 6% increase in services sales volume compared to fiscal year 2008.  The increase in services sales volume was due to the continued expansion of our customer base coupled with increased recurring support revenue from existing customers (primarily through purchase of additional services).

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

Cost of Sales

The following table provides information regarding the cost of sales in fiscal years 2009 and 2008:

	Fiscal Year Ended June 30,
	2009		2008
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$135,033	64.4%	$171,782	64.6%
Software	25,570	19.2%	33,135	20.9%
Service	264,883	46.9%	247,954	46.8%
Total Cost of Sales	$425,486	46.9%	$452,871	47.5%

For fiscal year 2009, cost of sales as a percent of revenue decreased 0.6% to 46.9% compared to fiscal year 2008. Hardware cost of sales as a percent of related revenue decreased primarily as a result of a lower freight costs as compared to fiscal year 2008. This decrease was partially offset by an increase in the inventory reserve provision of approximately $1.3 million, including, approximately $0.7 million related to potentially obsolete products resulting from adjustments to our cost structure in one of our locations. Software cost of sales as a percent of related revenue decreased primarily due to a lower cost of sales with respect to third party software and a decrease in capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to fiscal year 2008. Service cost of sales as a percent of related revenue was constant compared to fiscal year 2008. The foreign currency exchange rate fluctuations decreased our cost of sales for the fiscal year 2009 by approximately $30.2 million.

The foreign currency exchange rate fluctuations decreased our SG&A expenses for the fiscal year 2009 by approximately $15.5 million compared to fiscal year 2008.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased approximately $25.7 million to approximately $281.2 million compared to approximately $306.9 million in fiscal year 2008.  As a percent of revenue, SG&A expenses decreased 1.2% to 31.0% compared to 32.2% in fiscal year 2008 primarily due to:

•	Our ability to manage our variable costs, mainly our compensation related expenses; and,
•
The decrease in non-cash share-based compensation expense, included in SG&A expenses, for fiscal year 2009 to approximately $13.1 million compared to non-cash share based compensation expense of approximately $16.2 million for fiscal year 2008.  See “Share-Based Compensation Expenses” below for further information.

•	Foreign currency exchange rate fluctuations, which decreased our SG&A expenses for the fiscal year 2009 by approximately $15.5 million compared to fiscal year 2008.

The decreases in SG&A noted above were partially offset by:

•
Approximately $3.1 million in restructuring charges in fiscal year 2009, primarily reflecting adjustments to our cost structure to address lower sales volume in certain of our locations.  The charge included approximately $1.5 million in employee related costs and approximately $1.6 million in occupancy related costs for certain of our facilities that we vacated.

•	The higher percentage of revenue represented by our fixed costs due to lower revenue in fiscal year 2009 as compared to fiscal year 2008; and,
•	An increase in our bad debt expenses of approximately $1.4 million, due to adverse U.S. and global economic conditions.

Research and Development (“R&D”)

R&D expenses consist primarily of labor costs less capitalized software development costs.  The following table provides information regarding our R&D expenses in fiscal years 2009 and 2008:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008
R&D labor and other costs	$43,100	$42,048
Capitalized software development costs	(470)	(1,919)
Total R&D expenses	$42,630	$40,129
% of Revenue	4.7%	4.2%

Foreign currency exchange rate fluctuations decreased our R&D expenses for fiscal year 2009 by approximately $1.0 million.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for fiscal year 2009 increased approximately $2.4 million to approximately $17.5 million compared to approximately $15.1 million in fiscal year 2008.  The increase was primarily due to additional depreciation expenses on capital expenditures since June 30, 2008 and the acquisition of Fry.  These increases were partially offset by foreign currency exchange rate fluctuations which decreased depreciation and amortization expenses for the fiscal year 2009 by approximately $0.9 million.

Share-Based Compensation Expenses

For fiscal years 2009 and 2008, we recognized non-cash share-based compensation expense of approximately $13.9 million and $17.2 million, respectively.  The SG&A expenses and R&D expenses discussed above included the following allocations of non-cash share-based compensation expense:

	Fiscal Year Ended June 30,
(in thousands)	2009	2008
SG&A	$13,108	$16,213
R&D	792	1,016
Total non-cash share-based compensation expense	13,900	17,229
Income tax benefit	(4,100)	(4,083)
Total non-cash share-based compensation expense, net of tax benefit	$9,800	$13,146
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.12	$0.16

The non-cash share-based compensation expense allocated to SG&A for the 2009 and 2008 fiscal years included approximately $0.8 million and $3.2 million, respectively, related to the grant of options during those fiscal years to our Chairman, President, and Chief Executive Officer, A.L. Giannopoulos.  In accordance with the terms of our option plan, as he was over the retirement age of 62, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement.  Although Mr. Giannopoulos had not retired, we expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options.

Income from Operations

Income from operations for fiscal year 2009 increased approximately $1.9 million, or 1.4%, to approximately $140.8 million, compared to approximately $138.9 million in fiscal year 2008.  The increase principally reflects our ability to manage our variable costs, mainly our compensation related expenses.  Foreign currency exchange rate fluctuations decreased our income from operations for the fiscal year 2009 by approximately $7.0 million.

Non-operating Income (Expense)

Net non-operating income for fiscal year 2009 was approximately $6.0 million compared to approximately $15.0 million for fiscal year 2008.  The decrease of approximately $9.0 million reflected:

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

Income Tax Expense

The effective tax rates for fiscal years 2009 and 2008 were 33.5% and 34.0%, respectively.  The effective tax rates for the fiscal years 2009 and 2008 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued assertion to permanently reinvest the cumulative unremitted earnings of our significant non-US affiliates, and tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities, These benefits were partially offset by the recognition of uncertain tax positions,  non-deductible compensation items including , non-cash share-based compensation , valuation allowances, creditable foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.

The decrease in the effective tax rate for fiscal year 2009 as compared to fiscal year 2008 was primarily attributable to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., decreases in non-deductible compensation items including, non-cash share-based compensation and reductions in the recognition of uncertain tax positions due to the final settlement of certain tax audits, and the expiration of statutes of limitations, partially offset by increases in tax primarily attributable to increases in valuation allowances and foreign  withholding taxes.

Net income attributable to MICROS Systems, Inc. and Diluted Net Income per Share Attributable to MICROS Systems, Inc. Common Shareholders

Net income attributable to MICROS Systems, Inc. for fiscal year 2009 decreased approximately $4.4 million, or 4.4%, to approximately $96.3 million, compared to approximately $100.7 million in fiscal year 2008.  The decrease is mainly due to an overall decrease in sales volume and overall lower interest earned on our cash and cash equivalents and short-term investments.  These decreases were substantially offset by our ability to manage our variable costs, mainly our compensation related expenses, and a decrease in non-cash share-based compensation expense, all of which are explained above in more detail.  Foreign currency exchange rate fluctuations decreased our net income attributable to MICROS Systems, Inc. for fiscal year 2009 by approximately $6.4 million.

Diluted net income per share attributable to MICROS Systems, Inc. common shareholders for fiscal year 2009 was $1.17 per share compared to $1.20 per share for fiscal year 2008.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations.  The guidance addresses the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business.  This guidance also provides standards for recognizing and measuring the goodwill acquired in a business combination and for disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Our acquisition of TIG Global on December 31, 2009 was accounted for under this guidance.

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

In January 2010, we adopted authoritative guidance and disclosure requirements issued by the FASB related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of this guidance, other than required additional disclosures on the activities for Level 3 fair value measurements which is effective for us beginning July 1, 2011, did not have a material impact on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s consolidated statement of cash flows summary for the 2010, 2009, and 2008 fiscal years is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$201,869	$165,912	$163,648
Investing activities	(66,340)	(193,219)	(15,845)
Financing activities	(20,539)	(37,195)	(37,463)

Operating activities:

Net cash provided by operating activities for fiscal year 2010 increased approximately $36.0 million compared to fiscal year 2009 which was primarily due to an increase in net income of approximately $17.7 million before adjusted for an increased performance based compensation related accruals of approximately $16.6 million.

Net cash provided by operating activities for fiscal year 2009 increased approximately $2.3 million compared to fiscal year 2008 primarily due a decrease in net operating assets for the fiscal year ended June 30, 2009 compared to fiscal year 2008.

Investing activities:

Net cash used by investing activities for fiscal year 2010 was approximately $66.3 million reflecting approximately $30.7 million used primarily in connection with the acquisition of TIG Global in December 2009. Additionally, approximately $11.5 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others. We used approximately $24.3 million to purchase investments, net of proceeds from sales of investments.

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

Net cash used by investing activities for fiscal year 2008 was approximately $15.8 million reflecting approximately $16.1 million used in connection with various acquisitions, primarily the acquisition of Check-in Data for which we used approximately $11.5 million.  Additionally, approximately $14.9 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others.  We received approximately $14.9 million from the sale of our investments, net of cash used to purchase investments.  Included in the sales proceeds was approximately $17.5 million from the sales of auction rate securities.

Financing activities:

Net cash used in financing activities for fiscal year 2010 was approximately $20.5 million, reflecting approximately $47.6 million used to purchase our stock.  This amount was partially offset by proceeds from stock option exercises of approximately $23.3 million and realized tax benefits from stock option exercises of approximately $3.5 million.

Net cash used in financing activities for fiscal year 2009 was approximately $37.2 million, reflecting approximately $22.2 million used to purchase our stock, and principal payments of approximately $18.1 million on the line of credit and long-term debt that we assumed as a result of our acquisition of Fry in August 2008.  These amounts were partially offset by proceeds from stock option exercises of approximately $2.9 million and realized tax benefits from stock option exercises of approximately $1.0 million.

Net cash used in financing activities for fiscal year 2008 was approximately $37.5 million, reflecting approximately $74.3 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $27.9 million and realized tax benefits from stock option exercises of approximately $11.0 million.

All cash and cash equivalents and short-term investments are being retained for operations, expansion of the business and the repurchase of our stock.

Capital Resources

At June 30, 2010, we had two credit agreements (the “Credit Agreements”) that in the aggregate provided a $65.0 million multi-currency committed line of credit.  Effective July 30, 2010, the Credit Agreements were renewed and extended through July 31, 2013, subject to some changes in terms, including a reduction in the overall limit on the line to $50.0 million (a change made at our request), the addition and deletion of certain subsidiaries as co-borrowers, and a reduction in certain fees payable to the lenders under certain circumstances.  See Note 7 “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report.  As of June 30, 2010, we had approximately $1.4 million outstanding under the Credit Agreements and had applied approximately an additional $0.4 million to guarantees.

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the June 30, 2010 exchange rate).  As of June 30, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.7 million at the June 30, 2010 exchange rate) of the credit facility had been used for guarantees.

As of June 30, 2010, we had approximately $63.6 million borrowing capacity under all of the credit facilities described above (as noted above, the overall limit on our line of credit decreased by $15.0 million on July 30, 2010).  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of June 30, 2010 was 1.4%.

We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  Based on our expected operating cash flows and sources of cash, we do not believe that any limitations on liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.  In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2011 will be approximately $12 million.

The following table provides certain financial indicators of our liquidity and capital resources as of June 30, 2010 and June 30, 2009:

	As of June 30,
(in thousands, except ratios)	2010	2009
Cash and cash equivalents and short-term investments (1)	$545,298	$438,936
Available credit facilities	$66,223	$66,403
Outstanding credit facilities	(1,442)	(1,090)
Outstanding guarantees	(1,187)	(778)
Unused credit facilities	$63,594	$64,535
Working capital (2)	$468,047	$416,593
MICROS Systems, Inc. shareholders’ equity	$783,380	$718,997
Current ratio (3)	2.50	2.58

(1)
Does not include approximately $53.3 million and $57.8 million invested in auction rate securities, classified as long-term investments in our Consolidated Balance Sheet as of June 30, 2010 and 2009, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

Inflation

We have not experienced any significant impact as a result of inflation.

Contractual Obligations

The following table summarizes our contractual arrangements at June 30, 2010:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$99,778	$26,944	$38,447	$25,817	$8,570
SERP liability*	4,654	96	181	650	3,727
Purchase obligations	576	576	—	—	—
Capital lease obligations	415	189	186	40	—
Total	$105,423	$27,805	$38,814	$26,507	$12,297

*
The term “SERP” refers to our Supplemental Executive Retirement Plan.  See Note 16, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report for further information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized income tax benefits at June 30, 2010, we are unable to reasonably estimate settlements with taxing authorities.  The above contractual obligations table does not reflect unrecognized income tax benefits of approximately $21.3 million.  See Note 13 “Income Taxes” in the Notes to Consolidated Financial Statements included in this report.

FORWARD-LOOKING STATEMENTS

The preceding management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.  Certain statements contained in this Annual Report on Form 10-K that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our actual results may differ materially from those anticipated in these forward-looking statements.

Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:

•
Item 1, “Business,” statements regarding the future direction of PMS technology and the growth of the OPERA suite of products, development and release of additional products such as the Fidelio Cruise Crew Management System, business strategy for and in connection with our new TIG Global subsidiary, our strategy for product growth in restaurant software, trends in retail software, demand shift toward hosted applications and away from traditional on-premise implementations, our global distribution network, our expectations regarding sourcing of materials and equipment, our expectations regarding labor relations and employment, our expectations regarding interest rate fluctuations and strategies to counter interest rate fluctuations, the appropriateness of reliance on statutory and common law protections for our intellectual property, the risks associated with third party misappropriation of our intellectual property, competition, labor relations, quarterly results, the anticipated effect of the U.S. Government exercising a termination for convenience under one or more contracts that we have with the U.S. Government, and our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position;

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

We are exposed to interest rate risk and to foreign currency exchange rate risk.  See Foreign Sales and Foreign Market Risks in Part 1 “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for information regarding foreign currency exchange risks.  Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  At June 30, 2010, we had total borrowings of approximately $1.4 million, and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   Management believes that the fair value of the debt equals its carrying value at June 30, 2010 and June 30, 2009.  Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.  As our total borrowing as of June 30, 2010 was approximately $1.4 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of June 30, 2010, but the change in our interest income would be an increase of approximately $5.5 million based on the cash, cash equivalents and short term investment balances as of June 30, 2010 for the year then ended.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.  See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements for a discussion regarding auction rate securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page 42 of this report.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management’s report on internal control over financial reporting is set forth on page 43 of this annual report on Form 10-K and is incorporated by reference herein.

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

See Part I, Item 1 for information regarding the Company’s Executive Officers.  Other information required by this Item 10 will be set forth in the Company’s Proxy Statement under the captions “Information as to Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” and “Audit Committee” and other appropriate sections of the Proxy Statement, and that information is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2010
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,573,716	$24.06	3,496,581

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,573,716	$24.06	3,496,581

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be set forth in the Company’s Proxy Statement under the captions to “Certain Relationships and Related Party Transactions” and “Corporate Governance” and that information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement under the caption “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits and Financial Statement Schedule:

(1)	Financial Statements – See the Index to Consolidated Financial Statements on page 42
(2)	Schedule II – See the Index to Consolidated Financial Statements on page 42
(3)	Exhibits:
3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2009 Annual Meeting of Shareholders
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

10(b)(9)*
Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

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

10(b)(12)*  Twelfth Amendment to Employment Agreement dated August 24, 2010, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.

10(c)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.

10(c)(1)*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz (filed herewith as Exhibit 10(c)(1)).
10(c)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006 .

10(d)*
Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10(e)*
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

10(e)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

10(f)	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
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

10(g)(1)
First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, Micros Fidelio Worldwide, Inc., JTECH Communications, MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.

10(g)(2)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC, Fry, Inc., JTECH Communications, and Micros-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders (filed herewith as Exhibit 10(g)).

10(h)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10(h)(1)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Micros Fidelio Norway A/S, Micros Fidelio Finland Oy, Micros Fidelio  Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager (filed herewith as Exhibit 10(h)).

10(i)
Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009.

10(j)
Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd. (now known as Venture Group of Singapore), with an effective date of November 6, 2002 (incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009)

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

MICROS Systems, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.

Management’s Annual Report on Internal Control Over Financial Reporting	43

Financial Statements:
Report of Independent Registered Public Accounting Firm	44
Consolidated balance sheets as of June 30, 2010 and 2009	45
Consolidated statements of operations for the fiscal years ended June 30, 2010, 2009 and 2008	46
Consolidated statements of cash flows for the fiscal years ended June 30, 2010, 2009 and 2008	47
Consolidated statements of shareholders’ equity for the fiscal years ended June 30, 2010, 2009 and 2008	48
Consolidated statements of comprehensive income for the fiscal years ended June 30, 2010, 2009 and 2008	49
Notes to consolidated financial statements	50 - 71

Financial Statement Schedule:
Schedule II – Valuation and qualifying accounts and reserves	72

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

Management evaluated the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MICROS Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Baltimore, Maryland
August 27, 2010

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2010	2009
		(1)
ASSETS
Current Assets:
Cash and cash equivalents	$377,205	$292,257
Short-term investments	168,093	146,679
Accounts receivable, net of allowance for doubtful accounts of $28,392 at June 30, 2010 and $31,892 at June 30, 2009	153,066	155,212
Inventory	35,103	39,783
Deferred income taxes	19,624	19,870
Prepaid expenses and other current assets	27,004	27,238
Total current assets	780,095	681,039

Long-term investments	59,884	57,823
Property, plant and equipment, net	27,349	30,520
Deferred income taxes, non-current	13,556	11,456
Goodwill	213,825	190,739
Intangible assets, net	19,590	17,709
Purchased and internally developed software costs, net of accumulated
amortization of $71,985 at June 30, 2010 and $66,804 at June 30, 2009	17,468	25,749
Other assets	6,524	6,344
Total assets	$1,138,291	$1,021,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,442	$1,090
Accounts payable	44,783	38,445
Accrued expenses and other current liabilities	135,469	104,821
Income taxes payable	5,856	7,944
Deferred revenue	124,498	112,146
Total current liabilities	312,048	264,446

Income taxes payable, non-current	22,737	19,611
Deferred income taxes, non-current	2,590	1,752
Other non-current liabilities	11,304	10,539
Total liabilities	348,679	296,348

Commitments and contingencies (Note 11)
Equity:
MICROS Systems, Inc. Shareholders’ Equity:
Common stock, $0.025 par value authorized 120,000 shares; issued and outstanding at 80,042 at June 30, 2010 and 80,310 at June 30, 2009	2,001	2,008
Capital in excess of par	117,462	125,640
Retained earnings	689,750	575,095
Accumulated other comprehensive (loss) income	(25,833)	16,254
Total MICROS Systems, Inc. shareholders' equity	783,380	718,997
Noncontrolling interest	6,232	6,034
Total equity	789,612	725,031
Total liabilities and equity	$1,138,291	$1,021,379

(1) See Note 19 “Revisions to Prior Period Financial Statements” in Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2010	2009	2008
		(1)	(1)
Revenue:
Hardware	$188,333	$209,834	$265,965
Software	118,788	132,912	158,539
Service	607,198	564,979	529,446
Total revenue	914,319	907,725	953,950
Cost of sales:
Hardware	119,489	135,033	171,782
Software	25,731	25,570	33,135
Service	267,618	264,883	247,954
Total cost of sales	412,838	425,486	452,871
Gross margin	501,481	482,239	501,079
Selling, general and administrative expenses	273,968	281,230	306,917
Research and development expenses	42,229	42,630	40,129
Depreciation and amortization	17,311	17,544	15,143
Total operating expenses	333,508	341,404	362,189
Income from operations	167,973	140,835	138,890
Non-operating income (expense):
Interest income	4,080	8,681	14,725
Interest expense	(263)	(895)	(286)
Other (expense) income, net (2)	(3,665)	(1,759)	597
Total non-operating income, net	152	6,027	15,036
Income before taxes	168,125	146,862	153,926
Income tax provision	52,745	49,173	52,301
Net income	115,380	97,689	101,625
Less: net income attributable to non-controlling interest	(1,027)	(1,397)	(888)
Net income attributable to MICROS Systems, Inc.	$114,353	$96,292	$100,737

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$1.44	$1.19	$1.23
Diluted	$1.41	$1.17	$1.20

Weighted-average number of shares outstanding:
Basic	79,856	80,486	81,546
Diluted	81,448	81,461	83,346

The details of total other-than-temporary impairment losses (“OTTI”) of long-term investments and a reconciliation to OTTI charge included in other non-operating income (expense) (2):

	Fiscal Year Ended June 30,
(in thousands)	2010	2009	2008
Total other-than-temporary impairment losses	$4,103	$1,978	$—
Adjustment: Non-credit based OTTI recognized in other comprehensive income	680	(712)	—
Credit based OTTI charge recognized in non-operating income (expense)	$4,783	$1,266	$—

(1) See Note 19 “Revisions to Prior Period Financial Statements” in Notes to Consolidated Financial Statements.
(2) See Note 2 “Financial Instruments and Fair Value Measurements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2010	2009	2008
		(1)	(1)
Cash flows from operating activities:
Net income	$115,380	$97,689	$101,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,311	17,544	15,143
Amortization of capitalized software	9,682	7,726	9,385
Amortization of prior service cost	—	—	648
Provision for losses on accounts receivable	3,875	8,318	6,937
Other-than-temporary impairment losses on investments	4,783	1,266	—
Provision for deferred income tax benefits	(3,062)	(3,554)	(984)
Net loss on disposal of property, plant and equipment	946	169	87
Share-based compensation	12,365	13,900	17,229
Changes in operating assets and liabilities (net of impact of acquisitions):
(Increase) decrease in accounts receivable	(4,099)	19,680	(4,199)
Decrease (increase) in inventory	3,905	19,764	(12,813)
(Increase) decrease in prepaid expenses and other assets	(940)	2,121	423
Increase (decrease) in accounts payable	5,218	(8,048)	252
Increase (decrease) in accrued expenses and other current liabilities	19,620	(14,716)	(1,632)
Increase (decrease) in income taxes payable	3,813	(1,093)	11,812
Increase in deferred revenue	13,072	5,146	19,735
Net cash flows provided by operating activities	201,869	165,912	163,648
Cash flows from investing activities:
Purchases of short-term investments	(308,966)	(264,998)	(615,686)
Proceeds from sales and maturities of short-term investments	284,677	122,611	630,612
Net cash paid for acquisitions	(30,684)	(37,193)	(16,135)
Purchases of property, plant and equipment	(9,044)	(13,361)	(12,944)
Internally developed software costs	(2,443)	(470)	(1,919)
Disposal of property, plant and equipment	120	192	227
Net cash flows used in investing activities	(66,340)	(193,219)	(15,845)
Cash flows from financing activities:
Repurchases of common stock	(47,635)	(22,242)	(74,303)
Proceeds from stock option exercises	23,310	2,866	27,884
Realized tax benefits from stock option exercises	3,543	1,026	11,018
Principal payments on line of credit	—	(18,124)	(1,640)
Other	243	(721)	(422)
Net cash flows used in financing activities	(20,539)	(37,195)	(37,463)
Effect of exchange rate changes on cash and cash equivalents	(30,042)	(20,313)	26,348
Net increase (decrease) in cash and cash equivalents	84,948	(84,815)	136,688
Cash and cash equivalents at beginning of year	292,257	377,072	240,384
Cash and cash equivalents at end of year	$377,205	$292,257	$377,072

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$111	$120	$137
Income taxes	$44,318	$51,278	$28,752

(1) See Note 19 “Revisions to Prior Period Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	MICROS Systems, Inc. Shareholders (1)
	Common Stock
(in thousands)	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Compre- hensive Income (Loss)	Non- controlling interest	Total
Balance, June 30, 2007, as previously reported	81,096	$2,027	$147,569	$382,101	$18,793	$4,404	$554,894
Cumulative impact of change in accounting principle relating to uncertain tax positions	--	--	--	(2,647)	--	--	(2,647)
Balance, June 30, 2007, adjusted	81,096	2,027	147,569	379,454	18,793	4,404	552,247
Comprehensive income:
Net income	--	--	--	100,737	--	888	101,625
Foreign currency translation adjustments, net of tax of $0	--	--	--	--	38,083	820	38,903
Unrealized loss on long-term investments, net of tax of $1,583	--	--	--	--	(2,651)	--	(2,651)
Amortization of prior year pension costs, net of tax of $0	--	--	--	--	648	--	648
SERP amendment, net of tax of $3,650	--	--	--	--	5,281	--	5,281
Non-controlling interest put arrangement	--	--	--	(645)	--	--	(645)
Dividends to non-controlling interest	--	--	--	--	--	(220)	(220)
Share-based compensation	--	--	17,229	--	--	--	17,229
Stock issued upon exercise of options	2,131	53	27,831	--	--	--	27,884
Repurchases of stock	(2,329)	(58)	(74,245)	--	--	--	(74,303)
Income tax benefit from options exercised	--	--	11,617	--	--	--	11,617
Balance, June 30, 2008	80,898	2,022	130,001	479,546	60,154	5,892	677,615
Comprehensive income:
Net income	--	--	--	96,292	--	1,397	97,689
Foreign currency translation adjustments, net of tax of $0	--	--	--	--	(43,340)	(534)	(43,874)
Unrealized loss on long-term investments, net of tax of $392	--	--	--	--	(560)	--	(560)
Non-controlling interest put arrangement	--	--	--	(743)	--	--	(743)
Dividends to non-controlling interest	--	--	--	--	--	(721)	(721)
Share-based compensation	--	--	13,900	--	--	--	13,900
Stock issued upon exercise of options	267	7	2,859	--	--	--	2,866
Repurchases of stock	(855)	(21)	(22,221)	--	--	--	(22,242)
Income tax benefit from options exercised	--	--	1,101	--	--	--	1,101
Balance, June 30, 2009	80,310	2,008	125,640	575,095	16,254	6,034	725,031
Comprehensive income:
Net income	--	--	--	114,353	--	1,027	115,380
Foreign currency translation adjustments, net of tax of $0	--	--	--	--	(42,222)	(714)	(42,936)
Unrealized gain on long-term investments, net of tax of $83	--	--	--	--	135	--	135
Non-controlling interest put arrangement	--	--	--	302	--	--	302
Dividends to non-controlling interest	--	--	--	--	--	(115)	(115)
Share-based compensation	--	--	12,365	--	--	--	12,365
Stock issued upon exercise of options	1,378	34	23,276	--	--	--	23,310
Repurchases of stock	(1,646)	(41)	(47,594)	--	--	--	(47,635)
Income tax benefit from options exercised	--	--	3,775	--	--	--	3,775
Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612

(1) See Note 19 “Revisions to Prior Period Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(in thousands)	2010	2009 (1)	2008 (1)
Net income	$115,380	$97,689	$101,625
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(42,936)	(43,874)	38,903
Unrealized gain (loss) on long-term investments, net of taxes (benefit) of $83, ($392) and ($1,583)	135	(560)	(2,651)
Amortization of prior year pension costs, net of taxes of $0	--	--	648
Total other comprehensive income, net of taxes	(42,801)	(44,434)	36,900

Comprehensive income	72,579	53,255	138,525
Comprehensive income attributable to non-controlling interest	(313)	(863)	(1,708)
Comprehensive income attributable to MICROS Systems, Inc.	$72,266	$52,392	$136,817

(1) See Note 19 “Revisions to Prior Period Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS
MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries.  The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services.  The hospitality industry includes numerous defined markets such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships.  The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, food, hardware, jewelry, and other specialty items.  (References to “MICROS” or the “Company” in these notes include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis.)

REVISIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
During January 2010, the Company uncovered certain fraudulent activities in its subsidiary in Japan that occurred during the period from fiscal year 2006 to the six months ended December 31, 2009.  The Company determined that these fraudulent transactions resulted in a cumulative overstatement of revenue and net income attributable to MICROS Systems, Inc. of approximately $6.9 million and $4.9 million, respectively, over this period.  The Company concluded that the misstatements did not materially affect the previously issued financial statements for any of its prior periods.  Appropriate adjustments have been made to prior period information included in the accompanying consolidated financial statements and described in these notes to the consolidated financial statements.  See Note 19 “Revisions to Prior Period Financial Statements” for further detail.

BASIS OF PREPARATION AND USE OF ESTIMATES
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.  Although these estimates are based on assumptions that management believes are reasonable and management’s knowledge of current matters pertaining to the Company and anticipated activities that the Company may undertake in the future, actual results may differ from these estimates.  Certain amounts reported in the prior years have been reclassified in the accompanying financial statements to conform to the current year’s presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  The net income attributable to MICROS Systems, Inc. is recorded net of non-controlling interest.  Investments in 20% through 50% owned affiliated companies and any investments in other companies in which the Company exercises significant influence over operating and financial affairs, are accounted for under the equity method.  Otherwise, investments are recorded at cost.  All intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION
The Company’s revenue is generated from the sale of software licenses, hardware, professional services and maintenance support.

Software
The Company’s proprietary software consists of hotel, restaurant and retail software systems.  The Company also resells various third party software products.  All software products are offered on a stand alone basis, and can be used either with third party hardware products or the Company’s hardware products.

Revenue from software licenses is recognized when the following four basic criteria are met as follows:

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

Hardware
The Company’s main proprietary hardware is point-of-sale terminals.  The Company also sells other hardware devices, such as printers, cash drawers, handheld order entry terminals and pole displays and also resells various hardware products, including personal computers, servers, printers, network cards and other related computer equipment.  Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  If at the time of shipment, the Company has not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.

The Company’s hardware includes certain system software embedded which is used solely in connection with the operation of the hardware and is incidental to the hardware product as a whole; once installed, the embedded system software is not updated for new versions that are subsequently developed.

Service
The Company also provides maintenance support and/or professional services, such as installation, customer specific development, software-hosting and e-commerce design and development.  Revenue from maintenance support and software-hosting services is initially recorded as deferred revenue and is recognized ratably over the contract term.  Revenue related to professional services is recognized as the service is rendered provided all the other criteria for revenue recognition have been met.

The Company’s software is ready for use by the customer upon receipt.  While many of the customers may choose to tailor the software to fit their specific needs or request the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to, or development of, the underlying source code.

Revenue from fixed e-commerce design and development contracts, where the product is designed, developed or modified to the customer’s specifications is recognized on a percentage of completion basis based on the estimated costs incurred compared to total estimated costs.  This method is used because reasonably dependable estimates of the revenues and the project progress applicable to various states of an arrangement can be made, based on historical experience and milestones set in the contract.

Multiple Element Arrangements
When more than one element such as hardware, software and services are sold together in a single arrangement, revenue is recognized using the residual method.  Provided that each element meets the criteria for treatment as a separate unit of accounting, the Company defers revenue for the fair value of the undelivered elements based on vendor specific objective evidence of fair value (“VSOE”), and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when all the other criteria for revenue recognition are met.  An element is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered elements.  VSOE of fair value for the Company’s services are based upon standalone sales of those services.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The fair market values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both June 30, 2010 and 2009 approximate their carrying amounts.

The Company considers all highly liquid investments with a maturity of generally three months or less at the date of purchase to be cash equivalents.  These investments are recorded at cost which approximates fair value.  Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  These investments are classified as available-for-sale securities and are recorded at fair value which approximates cost.  Auction rate securities, recorded at fair value, are long-term debt instruments with variable interest rates that periodically reset to prevailing market rates every 7 to 35 days through the auction process (“auction rate securities.”) The Company periodically reviews each investment to identify any unrealized losses and evaluates whether the losses are temporary in nature.  Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income.   Other-than-temporary “credit loss” (loss due to security issuer’s credit risk) is recognized, net of tax and valuation allowances, in the consolidated statements of operations, while other-than-temporary impairment loss related to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive income.

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

INVENTORY
Inventory is stated at the lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory quantities on hand, future purchase commitments with the Company’s suppliers and the estimated utility of the Company’s inventory is reviewed regularly.  If the review indicates a reduction in utility below carrying value, the inventory is adjusted with a charge to cost of sales.

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

SOFTWARE FOR INTERNAL USE
Internally used computer software is capitalized and are amortized on a straight-line basis over the estimated life of the software ranging up to ten years.

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

Annual amortization of capitalized software development costs is included in software cost of sales.  For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product.  Amortization expenses for the fiscal years 2010, 2009 and 2008 were approximately $9.7 million, $7.7 million and $9.4 million, respectively.

During the fiscal years 2009 and 2008, the Company wrote off approximately $0.8 million and $0.7 million in capitalized software costs, respectively.  No capitalized software costs were written off in fiscal year 2010.

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

During each of the fiscal years ended June 30, 2010 and 2009, the Company recorded approximately $1.5 million in accelerated amortization expenses related to finite-lived purchased intangible assets.  During the three fiscal years ended June 30, 2010, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

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

The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units with recognized goodwill for the purposes of its annual or interim analyses, the Company makes estimates and judgments about the future cash flows of these reporting units.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. The Company also considers its market capitalization on the date the analysis is performed.

ADVERTISING COSTS
Advertising costs are charged to expense as incurred.  Advertising expenses for the fiscal years 2010, 2009 and 2008 were approximately $4.2 million, $5.2 million and $7.5 million, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs, primarily consisting of salaries, employee benefits and administrative costs (other than capitalized software development costs) are charged to operations as incurred.

SHARE-BASED COMPENSATION
The Company estimates the fair value of its option awards granted under the stock option program as of the date of grant, and recognizes non-cash share-based compensation expense, adjusted for expected pre-vesting forfeitures, ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations.  The Company values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  Therefore, the Company is required to make highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in determining the estimated fair value.  Expected volatility is based on historical stock prices.  The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  See Note 3 “Share-Based Compensation” for further detail.

WARRANTIES
The Company’s products are sold under warranty for defects in material and workmanship for a period ranging generally from 12 to 36 months.  The Company establishes an accrual for estimated warranty costs at the time of sale.  Historically, the Company’s warranty expense has not been material.

INCOME TAXES
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the results of operations in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.  If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset is charged to the deferred income tax provision in the period such determination is made.

Effective July 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes, which provides a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  The guidance also provides standards on derecognition, measurement, and classification of the effects of a tax position, recognition of interest and penalties, accounting in interim periods, and disclosure.  See Note 13 “Income Taxes” for further detail.

NET INCOME PER SHARE ATTRIBUTABLE TO MICROS SYSTEMS, INC. COMMON SHAREHOLDERS
Basic net income per share attributable to MICROS Systems, Inc. common shareholders is computed by dividing net income available to MICROS Systems, Inc. by the weighted-average number of shares outstanding.  Diluted net income per share attributable to MICROS Systems, Inc. common shareholders includes the dilutive effect of stock options.  A reconciliation of the net income attributable to MICROS Systems, Inc. and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2010	2009	2008
Net income attributable to MICROS Systems, Inc.	$114,353	$96,292	$100,737
Effect of non-controlling interest put arrangement	302	(743)	(645)
Net income available to MICROS Systems, Inc. common shareholders	$114,655	$95,549	$100,092

Average common shares outstanding	79,856	80,486	81,546
Dilutive effect of outstanding stock options	1,592	975	1,800
Average common shares outstanding assuming dilution	81,448	81,461	83,346

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$1.44	$1.19	$1.23
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$1.41	$1.17	$1.20

Anti-dilutive weighted shares excluded from reconciliation	1,882	4,105	1,239

Fiscal years 2010, 2009 and 2008 include approximately $12.4 million ($8.1 million, net of tax), $13.9 million ($9.8 million, net of tax) and $17.2 million ($13.1 million, net of tax), respectively, in non-cash share-based compensation expense.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.10, $0.12 and $0.16 for fiscal years 2010, 2009 and 2008, respectively.  See Note 3 “Share-based Compensation” for further detail.

The effect of non-controlling interest put arrangement above relates to one of the Company’s acquisitions where the non-controlling interest shareholders of the acquired company have the option to require the Company to purchase their remaining shares in the acquired company in accordance with a pre-defined formula based on specified financial results of the acquired company.

DEFINED BENEFIT PLAN
The Company’s Supplemental Executive Retirement Plan (the “SERP”) provides designated officers and executives of the Company with benefits upon retirement or immediate vesting of benefits upon a participant’s death before retirement.  This plan is described more fully in Note 16 “Employee Benefit Plans.”

SUBSEQUENT EVENTS
In June 2009, the Company adopted the authoritative guidance on subsequent events which addresses the accounting for and disclosure of subsequent transactions and events not addressed in other applicable generally accepted accounting principles.

Subsequent to year-end, on August 24, 2010, the Compensation and Nominating Committee of the Board of Directors authorized the purchases of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Board of Directors also on August 24, 2010, authorized and directed the Company to enter into the Twelfth Amendment to the Employment Agreement between the Company and Mr. Giannopoulos (the “Twelfth Amendment”). The Twelfth Amendment establishes that Mr. Giannopoulos will be eligible to earn a bonus for each fiscal year during the term of his employment agreement, provided that he satisfies the objectives as determined by the Board of Directors for that fiscal year.

There were no other subsequent events that the Company was required to recognize or disclose in the accompanying consolidated financial statements.  Subsequent events have been evaluated through the date these financial statements are issued.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements
On July 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations.  The guidance addresses the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business.  This guidance also provides standards for recognizing and measuring the goodwill acquired in a business combination and for disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company’s acquisition of TIG Global LLC (“TIG Global”) on December 31, 2009 (See Note 4, “Acquisitions”) was accounted for under this guidance.

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

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB which revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the Company adopted authoritative guidance and disclosure requirements issued by the FASB related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The adoption of this guidance, other than required additional disclosures on the activities for Level 3 fair value measurements which is effective the Company beginning July 1, 2011, did not have a material impact on the Company’s consolidated financial statements.

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

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	June 30, 2010		June 30, 2009
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit - international	$56,270	$56,270	$115,762	$115,762
Auction rate securities	64,275	53,258	64,275	57,823
U.S. government debt securities	108,323	108,323	25,084	25,084
Foreign corporate debt securities	10,126	10,126	4,209	4,209
Time deposit - U.S.	-	-	970	970
Other	-	-	654	654
Total investments	$238,994	$227,977	$210,954	$204,502

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets (excludes cash and cash equivalents of approximately $377.2 million and $292.3 million as of June 30, 2010 and 2009):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at June 30, 2010:
Short-term and long-term investments:
Time deposit - international	$-	$56,270	$-	$56,270
Auction rate securities	-	-	53,258	53,258
U.S. government debt securities	108,323	-	-	108,323
Foreign corporate debt securities	10,126	-	-	10,126
Total short-term and long-term investments	$118,449	$56,270	$53,258	$227,977

Balance at June 30, 2009:
Short-term and long-term investments:
Time deposit - international	$-	$115,762	$-	$115,762
Auction rate securities	-	-	57,823	57,823
U.S. government debt securities	25,084	-	-	25,084
Foreign corporate debt securities	4,209	-	-	4,209
Time deposit - U.S.	-	970	-	970
Other	-	654	-	654
Total short-term and long-term investments	$29,293	$117,386	$57,823	$204,502

At June 30, 2010 and 2009, other than the Company’s investments in auction rate securities, the Company’s investments were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximated fair value.  During the three fiscal years ended June 30, 2010, the Company did not recognize any gains or losses on its investments, other than related to the Company’s investments in auction rate securities.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at June 30, 2010 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$168,093	$168,093
Due between 1 - 2 years	6,626	6,626
Due after 10 years - auction rate securities	64,275	53,258
Balance at June 30, 2010	$238,994	$227,977

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities previously were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of June 30, 2010 and 2009 instead of being classified as short-term investments, as was the case prior to February 2008.

As of June 30, 2010, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent and time period to which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of any impairment as temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of June 30, 2010 were impaired by approximately $11.0 million as compared to an impairment of approximately $6.5 million as of June 30, 2009.  Approximately $6.1 million and $2.0 million of this impairment at June 30, 2010 and 2009, respectively, were deemed to be other-than-temporary.  The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $6.0 million and $1.3 million of the cumulative other-than-temporary impairment losses as of June 30, 2010 and 2009, respectively, were credit based, as a result, for the fiscal years ended June 30, 2010 and 2009, the Company recorded approximately $4.8 million and $1.3 million, respectively, in its consolidated statements of operations.

The remaining cumulative impairment losses of approximately $5.0 million (approximately $3.1 million, net of tax) and approximately $5.2 million (approximately $3.2 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of June 30, 2010 and 2009, respectively.

A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2008	$69,450	$(4,234)	$-	$-	$65,216
Changes in losses related to investments	-	(464)	(712)	(1,266)	(2,442)
Redemption	(5,175)	224	-	-	(4,951)
Balance at June 30, 2009	64,275	(4,474)	(712)	(1,266)	57,823
Changes in losses related to investments	-	(462)	680	(4,783)	(4,565)
Balance at June 30, 2010	$64,275	$(4,936)	$(32)	$(6,049)	$53,258

(1)  OTTI means "other-than-temporary impairment."  The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders' equity.
(2)  The amounts in this column are recorded in the consolidated statement of operations.

During the fiscal years ended June 30, 2010 and 2008, the Company had no sales or redemptions of its auction rate securities.  During the fiscal year ended June 30, 2009, the Company redeemed approximately $5.2 million of its auction rate securities at their par value.  The Company had no realized gains or losses related to the sale or redemption of its investments in auction rate securities during the three fiscal years ended June 30, 2010.

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

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  With respect to directors, the Company’s policy and practice during fiscal years 2010 and 2009 was that only those directors who are employees to the Company were eligible to receive options.  The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant.  Substantially all of the options granted become exercisable in equal increments on the first three anniversaries of the date of grant.  All outstanding options expire ten years from the date of grant.  Since its inception in 1991, the Company has authorized approximately 36.4 million shares for issuance upon exercise of options, of which approximately 10.1 million shares were available for issuance; approximately 6.6 million shares of which have been granted and remain outstanding and approximately 3.5 million shares have not been granted as of June 30, 2010 and remain in the Company’s 1991 Stock Option Plan to be granted.

The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Fiscal Year Ended June 30,
(in thousands)	2010	2009	2008
Selling, general and administrative	$11,822	$13,108	$16,213
Research and development	511	792	1,016
Cost of sales	32	—	—
Total non-cash share-based compensation expense	12,365	13,900	17,229
Income tax benefit	(4,283)	(4,100)	(4,083)
Total non-cash share-based compensation expense, net of tax benefit	$8,082	$9,800	$13,146
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.10	$0.12	$0.16

The non-cash share-based compensation expense for the fiscal years 2010, 2009 and 2008 included approximately $1.7 million, $0.8 million and $3.2 million, respectively, related to grants of options to the Company’s Chairman, President, and Chief Executive Officer, A.L. Giannopoulos during the respective fiscal years.  In accordance with the terms of the Company’s option plan, as he is over the retirement age of 62, any options that he holds that have not yet vested will vest immediately upon his retirement.  Although Mr. Giannopoulos had not retired, the Company expensed 100% of the share-based compensation expense related to his option grants because he was over the age of 62 at the time he received the options.

No non-cash share-based compensation expense has been capitalized for fiscal years 2010, 2009 and 2008, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory. Estimates of fair values of options granted during the three fiscal years ended June 30, 2010, 2009, and 2008 were made on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2010	2009	2008
Weighted-average expected volatility	42%	39%	35%
Expected volatility	41% - 42%	35% - 42%	33% - 36%
Expected term	5.0 – 5.2 years	4.9 – 5.3 years	4.8 – 5.3 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.7% - 2.0%	1.7% - 2.8%	2.6% - 3.7%

The following is a summary of option activity during the fiscal year ended June 30, 2010:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	7,132	$21.79
Granted	1,120	$29.81
Exercised	(1,378)	$16.92
Forfeited or expired	(300)	$24.27
Outstanding at June 30, 2010	6,574	$24.06	6.8	$51,353

Exercisable at June 30, 2010	4,668	$23.10	6.0	$40,934

The weighted-average grant-date estimated fair value per share of options granted during the fiscal years 2010, 2009 and 2008 was $11.70, $5.93 and $12.87, respectively.  The total intrinsic value, which is the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal years 2010, 2009 and 2008 was approximately $18.1 million, $3.8 million and $38.9 million, respectively.

As of June 30, 2010, there was approximately $13.7 million (net of estimated forfeitures) in non-cash share-based compensation costs related to non-vested awards, expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.83 years.

Cash received from options exercised during the fiscal years 2010, 2009 and 2008 was approximately $23.3 million, $2.9 million and $27.9 million, respectively.

4.	ACQUISITIONS:

FY 2010:

TIG GLOBAL, LLC.
On December 31, 2009, the Company acquired TIG Global, LLC (“TIG Global”), an online marketer specializing in hotel and destination internet marketing, headquartered in the Washington, D.C. metropolitan area, for a total cash purchase price of approximately $29.0 million, net of cash acquired.  Approximately $3.0 million of the total purchase price is held in escrow and, if specified claims against TIG Global arise, such amounts may be used to satisfy those claims.  The amounts held in escrow, net of any payments made to satisfy any such claims are to be paid in two installments, at 12 and 18 months after closing.  The former TIG Global members may receive an additional amount of up to $0.9 million based upon achievement of specified financial targets for calendar year 2010.  Approximately $0.6 million of the $0.9 million has been included in the recorded purchase price allocation based on fair value.  In connection with the acquisition, the Company recorded goodwill of approximately $25.0 million and intangible assets of approximately $6.8 million, principally comprised of customer relationships which will be amortized over 10 years.

FY 2009:

FRY, INC.
During August 2008, the Company acquired Fry, Inc. (“Fry”), an e-commerce design, development and managed services provider headquartered in Ann Arbor, Michigan, for a total cash purchase price of approximately $32.7 million, net of cash acquired.  The Company also assumed debt of approximately $18.1 million, which was paid off immediately after the acquisition.  Approximately $6.0 million of the total purchase price was initially held in escrow to satisfy certain claims the Company may have had against Fry.  Any amounts then remaining after the satisfaction of any such claims are to be paid in two installments, at 12 and 18 months after closing.  The first installment of approximately $2.9 million was paid in August 2009 and a second installment of approximately $2.7 million was paid in February 2010.  Approximately $.1million has also been paid to Company to satisfy certain of its claims against the selling Fry shareholders.  As of June 2010, the balance of the escrow is approximately $.3 million, which shall be paid as the remaining pending claims are resolved.  The selling Fry shareholders were eligible to earn up to an additional $17 million in earn out payments over the approximately two year period following closing, which were payable based upon achievement of specified financial targets.  In April 2009, the Company paid approximately $4.5 million to the former Fry shareholders for meeting the initial set of specified financial targets and in June 2010, the Company paid approximately $1.6 million to the sellers for meeting another set of financial targets for calendar year 2009.   In connection with the acquisition, the Company recorded goodwill of approximately $40.2 million, intangible assets of approximately $7.0 million, and capitalized software of approximately $4.7 million.

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

OTHER:
During fiscal year 2008, the Company also acquired another distributor of MICROS products and services.  The aggregate cash purchase price for this acquisition was approximately $4.3 million, net of cash acquired, which excluded certain amounts that were held back to be released on either an agreed upon date or upon the resolution of contractual indemnity obligations of the sellers, if any.  The first installment, including working capital adjustment, of approximately $0.4 million was paid in July 2009, and a second installment of approximately $0.4 million was paid in October 2009.  The balance remaining after satisfaction of any claims, if any, will be paid at four years after the April 2008 closing.

The acquisitions described above have been included in the Company’s results since their respective acquisition dates and the pro forma effects of the acquisitions were not material to the consolidated financial statements for any periods presented in the financial statements.

5.	INVENTORY:

The following table provides information on the components of inventory at June 30, 2010 and 2009:

(in thousands)	2010	2009
Raw materials	$1,807	$1,904
Finished goods	33,296	37,879
	$35,103	$39,783

6.	PROPERTY, PLANT AND EQUIPMENT:

The following table provides information on the components of property, plant and equipment at June 30, 2010 and 2009:

(in thousands)	2010	2009	Useful Life
Leasehold improvements	$11,779	$10,655	Shorter of useful life or lease term
Machinery and equipment	12,641	11,679	5-10 years
Furniture and fixtures	19,374	19,330	7-10 years
Computer hardware and software	76,094	74,087	3-7 years
Total property, plant and equipment	119,888	115,751
Accumulated depreciation and amortization	(92,539)	(85,231)
Net property, plant and equipment	$27,349	$30,520

Depreciation expense for the fiscal years 2010, 2009 and 2008 was approximately $12.7 million, $13.2 million and $12.6 million, respectively.

7.	LINE OF CREDIT:

The Company had two credit agreements (the “Credit Agreements”) that in the aggregate provided a $65.0 million multi-currency committed line of credit.  The lenders under the Credit Agreements were Bank of America, N.A., Wachovia Bank, N.A., and US Bank (“Lenders”).  The international facility was secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility was secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.

For borrowings in U.S. currency, the interest rate under the Credit Agreements was equal to the higher of the federal funds rate plus 50 basis points or the prime rate.  For borrowings in foreign currencies, the interest rate was determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.  Under the terms of the Credit Agreements, the Company was required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit.  The Credit Agreements also contained certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies.  In case of an event of default, as defined in the Credit Agreements including those not cured within the applicable cure period, if any, the Lenders’ remedies included their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of June 30, 2010, the Company had approximately $1.4 million outstanding under the Credit Agreements and has applied approximately an additional $0.4 million to guarantees.  A total of approximately $63.1 million was available for future borrowings as of June 30, 2010.  The total outstanding balance consisted of 127.5 million in JPY (Japanese Yen) (approximately $1.4 million at the June 30, 2010 exchange rate).

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.2 million at the June 30, 2010 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of June 30, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.7 million at the June 30, 2010 exchange rate) of the credit facility has been used for guarantees.

As of June 30, 2010, the Company had approximately $63.6 million borrowing capacity under all of the credit facilities described above.  The weighted-average interest rate on the outstanding balances under the Credit Agreements as of June 30, 2010 was 1.4%.

Subsequent to the fiscal year ended June 30, 2010, the Credit Agreements were amended to extend the maturity date until July 31, 2013, with some further modifications to the terms and conditions.  The changes to the Credit Agreements in connection with the renewal and extension include the addition and deletion of certain subsidiaries as co-borrowers, a reduction in the overall limit on the line to $50.0 million (a change made at the Company’s request), and reduction in certain fees payable to the lenders under certain circumstances.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

The components of accrued expenses and other current liabilities at June 30 are as follows:

(in thousands)	2010	2009
Compensation, benefits and related taxes	$57,903	$40,659
Deposits received from customers	29,227	29,824
Professional services	11,606	7,808
VAT and sales taxes	10,381	9,197
Payable for investment securities purchased	9,985	—
Product related	6,119	3,276
Customer related	1,669	2,355
Restructuring charges	265	1,762
Other	8,314	9,940
	$135,469	$104,821

During fiscal year 2009, the Company recorded restructuring charges of approximately $3.1 million (approximately $2.1 million, net of tax), primarily to reflect adjustments to its cost structure in response to lower sales volume in certain of its locations.  The charge included approximately $1.5 million in employee related costs and approximately $1.6 million in occupancy related costs for certain facilities that the Company had vacated.  The occupancy related costs is expected to be paid through September 2013.  The charges affected both of the Company’s reportable segments.  This reduction did not have a significant impact on the Company’s fiscal year 2010 financial results and is not expected to have a significant impact on its future financial results.  As of June 30, 2010, the remaining accrual related to the charge was approximately $0.6 million, of which approximately $0.3 million is included in accrued expenses and other current liabilities, and the remaining non-current balance of approximately $0.3 million is included in other non-current liabilities in the accompanying consolidated balance sheets.

9.	GOODWILL:

Goodwill allocated to the Company’s reportable segments as of June 30, 2010 and 2009 and changes in the carrying amount of goodwill are as follows:

(in thousands)	United States	International	Total
Balance at June 30, 2008	$95,888	$63,834	$159,722
Goodwill adjustment for prior years’ acquisitions	23	(187)	(164)
Goodwill acquired - Fry, Inc.	38,600	—	38,600
Foreign currency translation	—	(7,419)	(7,419)
Balance at June 30, 2009	134,511	56,228	190,739
Goodwill adjustment for prior years’ acquisitions	1,619	(92)	1,527
Goodwill acquired – TIG Global	24,996	—	24,996
Foreign currency translation	—	(3,437)	(3,437)
Balance at June 30, 2010	$161,126	$52,699	$213,825

During the fiscal year ended June 30, 2009, the Company adjusted its goodwill with an offsetting adjustment to its net deferred tax assets related to its prior year acquisitions, primarily due to adjustments to purchase accounting and operating loss carryforwards.

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of and for the fiscal years ended June 30, 2010, 2009 and 2008.

10.	INTANGIBLE ASSETS:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite.  The following table provides information on the Company’s intangible assets at June 30, 2010 and 2009:

(in thousands except number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
At June 30, 2010:
Customer lists	$30,951	$(13,632)	$17,319	4 - 10
Non-compete agreement	309	(84)	225	2 - 4
Product lines	326	(326)	—
Service revenue backlog	833	(786)	47	5
Trademark	1,200	(92)	1,108	25
Finite-lived purchased intangible assets	33,619	(14,920)	18,699
Trademarks	891	—	891
Total	$34,510	$(14,920)	$19,590

At June 30, 2009:
Customer lists	$25,788	$(10,554)	$15,234	4 - 10
Non-compete agreement	10	(7)	3	4
Product lines	326	(317)	9	5
Service revenue backlog	906	(533)	373	3 - 5
Trademark	1,200	(44)	1,156	25
Finite-lived purchased intangible assets	28,230	(11,455)	16,775
Trademarks	934	—	934
Total	$29,164	$(11,455)	$17,709

Certain of the Company’s trademarks are deemed to have indefinite lives and therefore are not amortized.  Amortization expense related to finite-lived purchased intangible assets was approximately $4.6 million, $4.4 million and $2.5 million in the fiscal years 2010, 2009 and 2008, respectively.  For each of the fiscal years ended June 30, 2010 and 2009, the Company recorded approximately $1.5 million in accelerated amortization expenses related to finite-lived purchased intangible assets.  During the three fiscal years ended June 30, 2010, 2009, and 2008 the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2011	$2,928
2012	2,806
2013	2,612
2014	2,080
2015	2,000
Later years	6,273
Total	$18,699

11.	COMMITMENTS AND CONTINGENCIES:

LEASES
The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2022 and lease equipment under both operating and capital leases.  The capital leases are primarily international automobile leases used by sales and installation personnel.  Rent expense under the operating leases for the three fiscal years ending June 30, 2010, 2009, and 2008 was as follows:

(in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2010	$29,338	$(937)	$28,401
2009	30,772	(952)	29,820
2008	27,825	(931)	26,894

As of June 30, 2010, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
Fiscal Year Ending June 30,
2011	$26,944	$(965)	$25,979	$189
2012	21,483	(957)	20,526	105
2013	16,964	(905)	16,059	81
2014	14,188	(923)	13,265	40
2015	11,629	(654)	10,975	—
2016 and thereafter	8,570	—	8,570	—
	$99,778	$(4,404)	$95,374	415
Less: current portion				189
Long-term obligations under capital lease				$226

LEGAL PROCEEDINGS
There is a case pending in the U.S. District Court for the Northern District of Georgia, styled Ware v. Abercrombie & Fitch Stores, Inc. et al.; although the Company was not a party to that case, the Company may have had some obligation to indemnify certain of the defendants who are the Company’s customers based on the terms of the Company’s contracts with those customers.  The plaintiff alleged that the defendants infringed a patent relating to the processing of credit card transactions.  The defendants included approximately 107 individual retailers, 13 of whom are the Company’s customers for retail point-of-sale software.  The Company initially agreed to provide indemnity coverage to five of the defendants who are the Company’s customers in accordance with applicable provisions of the contracts between the Company and those customers, however, one such customer subsequently filed for protection under the U.S. Bankruptcy Code.  During the quarter ended June 30, 2010, the Company entered into settlement agreements with all of the defendants for whom it may have had indemnity obligations. Through June 30, 2010, our legal fees with respect to the third party action have not been material, and the settlement amounts were not material.

On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.   The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs have appealed the verdicts on various grounds.  Oral argument on the appeal took place on February 24, 2010, before the Superior Court of Pennsylvania.  The court has not yet issued a decision on the appeal.  The Company has established an immaterial reserve for any potential liability relating to these matters, as the Company believes that it presented strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable.  Nevertheless, even if the verdicts were not reversed or reduced on appeal, payment of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

During the period from fiscal year 2002 through fiscal year 2009, the Board of Directors authorized the purchase of up to an aggregate of 12 million shares of the Company’s common stock.  The Company completed the purchases of 12 million shares through February 2010.  On August 25, 2009, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.   The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of June 30, 2010, approximately 1.6 million additional shares are available for purchases under the most recent authorization.

The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)
Total shares purchased:
As of June 30, 2007	7,533,198	$14.77	$111,284
Fiscal year 2008	2,329,302	$31.90	74,303
As of June 30, 2008	9,862,500	$18.82	185,587
Fiscal year 2009	855,300	$26.00	22,242
As of June 30, 2009	10,717,800	$19.39	207,829
Fiscal year 2010	1,646,070	$28.94	47,635
As of June 30, 2010	12,363,870	$20.66	$255,464

Subsequent to year-end, on August 24, 2010, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.

13.	INCOME TAXES:

Income before taxes for the three fiscal years ended June 30, 2010, 2009, and 2008 was taxed as indicated in the following jurisdictions:

(in thousands)	2010	2009	2008
United States	$82,626	$72,039	$66,915
International	85,499	74,823	87,011
	$168,125	$146,862	$153,926

The components of income tax expense for the three fiscal years ended June 30, 2010 are as follows:

(in thousands)	2010	2009	2008
Current:
Federal	$32,498	31,729	$29,720
State	4,554	4,443	2,996
Foreign	18,755	16,555	20,569
	55,807	52,727	53,285
Deferred:
Federal	(1,311)	(2,600)	(116)
State	(117)	(233)	(225)
Foreign	(1,634)	(721)	(643)
	(3,062)	(3,554)	(984)
	$52,745	$49,173	$52,301

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes.  The reconciliation of these differences for the three fiscal years ended June 30, 2010 is as follows:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.4	1.5	1.3
Effect of tax rates in foreign jurisdictions	(11.6)	(12.4)	(9.7)
Share-based and other compensation	1.5	0.9	1.8
Non-deferred foreign income	0.3	1.3	1.5
Domestic manufacturing deduction	(0.7)	(0.7)	(0.7)
Valuation allowances	2.0	2.5	2.1
Uncertain tax positions	2.1	3.1	3.9
Foreign withholding taxes	1.0	0.8	0.7
Other differences	0.4	1.5	(1.9)
Effective tax rate	31.4%	33.5%	34.0%

The Company has not provided U.S. deferred income taxes on the cumulative unremitted earnings of its significant non-U.S. affiliates as the Company plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S.  These cumulative unremitted foreign earnings of approximately $507 million and $459 million for fiscal years 2010 and 2009, respectively, relate primarily to ongoing operations in foreign jurisdictions and are required to fund foreign operations, capital expenditures and expansion requirements.  It is not practicable to determine the unrecognized deferred income taxes on these foreign subsidiaries.

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$12,464	$13,372
Accruals	11,468	10,255
Share-based compensation	13,421	12,337
Bad debt reserves	6,570	6,857
Inventory	2,040	2,271
Benefit related accruals	2,032	1,737
Deferred revenues and customer deposits	1,286	1,333
Other unrealized gains and losses	4,021	2,244
Restructuring	620	832
Tax credit carryforward	94	—
Tax impact of technology transfer	—	124
Total deferred tax assets	54,016	51,362

Deferred tax liabilities:
Intangibles amortization	(7,682)	(8,076)
Capitalized software development costs	(3,795)	(4,301)
Depreciation	(705)	(1,240)
Other	(14)	(13)
Total deferred tax liabilities	(12,196)	(13,630)

Valuation allowance:
Net operating losses	(7,039)	(6,244)
Other	(4,557)	(2,276)
Total valuation allowance	(11,596)	(8,520)
Net deferred tax assets	$30,224	$29,212

The tax effected net operating loss carryforwards and related valuation allowance at June 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Net operating loss carryforwards:
U.S.	$3,947	$5,287
International	8,517	8,085
	12,464	$13,372
Net operating loss carryforward valuation allowance:
U.S.	—	—
International	(7,039)	(6,244)
	(7,039)	(6,244)
Net operating loss carryforwards, net of valuation allowance	$5,425	$7,128

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is profitable on a consolidated basis.  However, it has incurred losses in certain jurisdictions.  A valuation allowance has been provided at June 30, 2010 and 2009 to offset the related deferred tax assets in these jurisdictions due to uncertainty of realizing the benefit of the net operating loss carryforwards and other deferred tax assets.

The Company’s net operating loss carryforwards and tax credit carryforwards (if not applied against taxable income) as of June 30, 2010 expire as follows:

	Expires in Fiscal Year
(in thousand)	2011	2012	Thereafter	No Expiration	Total
U.S.:
Net operating loss carryforwards	$—	$—	$3,947	$—	$3,947
Valuation allowances	—	—	—	—	—
	—	—	3,947	—	3,947
International:
Net operating loss carryforwards	—	—	4,960	3,557	8,517
Valuation allowances	—	—	(4,960)	(2,079)	(7,039)
	—	—	—	1,478	1,478
Net operating loss carryforwards,
Net of valuation allowances	$—	$—	$3,947	$1,478	$5,425

Effective July 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes, which provides a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  The guidance also provides standard on derecognition, measurement, and classification of the effects of a tax position, recognition of interest and penalties, accounting in interim periods and disclosure.  The cumulative effect of adopting the guidance of approximately $2.6 million, including interest and penalties of approximately $0.3 million, was recorded as a reduction to retained earnings and an increase in net income taxes payable.

The Company’s net unrecognized income tax benefits were approximately $21.3 million and $18.0 million, including interest and penalties of approximately $2.4 million and $2.0 million, at June 30, 2010 and 2009, respectively.  The Company has recognized approximately $0.4 million and $0.7 million of interest expense for the fiscal years ending June 30, 2010 and 2009, respectively.  The interest and penalties related to unrecognized income tax benefits are classified as a component of income tax expense. The non-current components of the unrecognized income tax benefits were recorded as non-current to the extent that the Company does not anticipate making a payment within 12 months of the balance sheet date.  If recognized, all of the unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate. The Company has recognized a decrease in certain unrecognized tax benefits, including interest and penalties for the fiscal year ended June 30, 2010 primarily due to the expiration of statutes of limitations, which reduced the effective tax rate and income tax expense by approximately $1.3 million.

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain.  Tax authorities periodically audit the Company’s income tax returns. These audits include examination of the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions.  The Company files income tax returns with tax authorities in  the U.S. as well as with various foreign tax jurisdictions. The Company currently considers its major taxing jurisdictions to include the U.S., the United Kingdom and Ireland.

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2007, by the U.K. tax authorities for tax years ending before June 2005 and the Irish tax authorities for tax years ending before June 2005. Certain periods prior to these dates, however, could typically be subject to adjustment due to the impact of items such as competent authority or carryback or carryforward claims.

The Company estimates that within the next 12 months, it will decrease unrecognized income tax benefits, including interest and penalties by approximately $2.7 million to $3.7 million due to the expiration of statutes of limitations and settlement of issues with tax authorities, which it believes would increase earnings as a result of a reduction in tax expense. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Over the next 12 months, it is reasonably possible that the Company will continue to generate liabilities for uncertain tax positions. Due to changes in the mix of earnings among jurisdictions and the impact of discreet items recognized on an intraperiod basis, there may be some degree of volatility to the quarterly tax rate. The statute of limitations associated with our significant tax jurisdictions, generally expires in our third quarter.

The significant components of the Company’s gross unrecognized tax benefits at June 30, 2010 and 2009 are as follows:

	Gross Unrecognized Tax Benefits
(in thousands)	2010	2009
Balance, beginning of year	$17,834	$17,190
Current year uncertain tax positions:
Gross increases	4,552	7,086
Prior year uncertain tax positions:
Gross increases	714	50
Gross decreases	(1,375)	(2,699)
Expiration of statute of limitations	(1,081)	(1,166)
Settlements with tax authorities	—	(2,627)
Balance, end of year	$20,644	$17,834

14.	OTHER INCOME (EXPENSE), NET:

The following table provides information regarding the components of other income (expense) for the three fiscal years ended June 30, 2010, 2009, and 2008:

	Fiscal Year Ended June 30,
(in thousands)	2010	2009	2008
Credit based impairment losses on investments	$(4,783)	$(1,266)	$—
Grant	—	—	1,726
Foreign exchange gain (loss), net	974	(297)	(1,384)
Other, net	144	(196)	255
Total other (expense) income, net	$(3,665)	$(1,759)	$597

For fiscal year 2008, the Company recognized approximately $1.7 million in income due to its receipt of a grant payment from the Irish Development Authority related to the number of jobs the Company created in Ireland.

15.	RELATED PARTY TRANSACTIONS

Effective June 30, 1995, the Company and Louis M. Brown, Jr., Vice-Chairman of the Board, entered into a Consulting Agreement that, as amended, expired in accordance with its terms on June 30, 2008.  Under the Consulting Agreement, Mr. Brown was to provide during each fiscal year an average of 20 hours per week of consulting services to the Company in exchange for an annual base consulting fee of approximately $0.3 million.  Additionally for fiscal year 2008, Mr. Brown’s total compensation also included annual target bonus of approximately $0.2 million that was accrued during the fiscal year 2008 and paid in the fiscal year 2009.  Notwithstanding the expiration of his Consulting Agreement, Mr. Brown continues to serve the Company as Vice-Chairman of the Board of Directors.

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

During each of the three fiscal years ended June 30, 2010, 2009, and 2008, the Company’s matching contributions to the Plan were approximately $2.1 million, $2.3 million and $1.9 million, respectively.  The Company does not have any material obligations to past or present employees related to post employment benefits under the Plan.

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

Under the terms of the SERP, vested participants (or their designated beneficiaries upon death) will receive ten annual payments over nine years commencing six months after the earlier of death or retirement on or after age 62.  The value of benefits under the SERP is not based on years of service, but is determined based on the (1) participant’s age at retirement, at death or at a change of control of the Company, and (2) the base salary received by the participant during the 12 months immediately preceding his or her retirement, death or at a change of control of the Company.  Two of the three vested participants are currently receiving their SERP benefits.  The remaining vested participant is the Company’s Chairman, President and Chief Executive Officer, A.L. Giannopoulos.  As he is over the age of 65, per the terms of the SERP, he is entitled to the maximum benefit rate of 30% of his base salary upon his retirement, death or at a change of control of the Company.

The change in pension benefit obligation, funded status, and accumulated benefit obligation of the SERP at June 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Change in Projected Benefit Obligation (“PBO”):
PBO at the beginning of year	$4,576	$4,393
Interest cost	179	284
Benefit payments	(101)	(101)
PBO at the end of year	$4,654	$4,576

Fair value of plan assets	N/A	N/A
Unfunded status of PBO	$4,654	$4,576
Accumulated benefit obligation	$4,654	$4,576
Amount recognized in the consolidated balance sheet:
Accrued benefit liability (1)	$4,654	$4,576

(1)
Accrued benefit liability is included in Other Non-Current Liabilities on the consolidated balance sheets, except for approximately $0.1 million as of June 30, 2010 and 2009, respectively, included in Accrued Expenses and Other Current Liabilities.

Assumptions used to measure benefit obligations at June 30, 2010 and 2009 were as follows:

	2010	2009
Discount rate (1)	4.40%	4.40%
Expected return on plan assets	—	—
Rate of compensation increase (2)	N/A	N/A

(1)
The discount rate assumption is based on the internal rate of return for a portfolio of high-quality bonds (Moody’s Aa Corporate bonds) with maturities that are consistent with projected future cash flows.

(2)	The rate of compensation increase is not applicable as the SERP benefits are defined and fixed as of June 30, 2008 for the remaining SERP participants.

The components of net periodic pension cost and the assumptions used to determine net cost for the three fiscal years ended June 30, 2010 are as follows:

(in thousands)	2010	2009	2008
Service cost	$—	$—	$646
Interest cost	179	264	870
Curtailment gain (1)	—	—	(1,717)
Amortization of prior service cost	—	20	648
Net periodic pension cost	$179	$284	$447

Discount rate	4.40%	5.00%	6.10%
Expected return on plan assets	—	—	—
Rate of compensation increase (2)	N/A	N/A	9.00%

(1)	Due to the removal of unvested SERP participants as of June 30, 2008.
(2)	The rate of compensation increase is not applicable for fiscal year 2010 and 2009 as the SERP benefits were defined and fixed as of June 30, 2008 for the remaining SERP participants.

The total periodic pension costs for fiscal year 2011 will consist of an interest cost of approximately $0.1 million.

As of June 30, 2010, the projected benefit payments to be paid from the SERP are as follows for the following fiscal years (each ending June 30) (in thousands):

2011	$96
2012	92
2013	88
2014	85
2015	565
2016 – 2020	2,324

17.	SEGMENT INFORMATION:

The Company is organized and operates in four operating segments:  U.S., Europe, the Pacific Rim, and Latin America regions.  The Company has identified U.S. as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economical characteristics.  Management views the U.S. and international segments separately in operating its business, although the products and services are similar for each segment.  The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographical locations, and are subsequently operated and managed as part of that operating segment.

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Fiscal Years Ended June 30,
(in thousands)	2010	2009	2008
Revenues (1):
United States	$491,632	$488,817	$484,026
International	461,310	453,857	514,389
Intersegment eliminations (2)	(38,623)	(34,949)	(44,465)
Total revenues	$914,319	$907,725	$953,950
Income before taxes (1):
United States	$85,701	$78,465	$80,291
International	110,455	91,932	103,864
Intersegment eliminations (2)	(28,031)	(23,535)	(30,229)
Total income before taxes	$168,125	$146,862	$153,926
Capital expenditures (3):
United States	$3,895	$5,635	$7,419
International	5,149	7,726	5,525
Total capital expenditures	$9,044	$13,361	$12,944
Depreciation and amortization (3):
United States	$10,611	$10,668	$7,582
International	6,700	6,876	7,561
Total depreciation and amortization	$17,311	$17,544	$15,143

	As of June 30,
(in thousands)	2010	2009
Identifiable assets (3):
United States	$569,629	$492,402
International	568,662	528,977
Total identifiable assets	$1,138,291	$1,021,379

Goodwill (3):
United States	$161,126	$134,511
International	52,699	56,228
Total goodwill	$213,825	$190,739

(1) Amounts based on the location of the selling entity.
(2) Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.

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

Revenues from unaffiliated customers by geographic location for fiscal years ended June 30, 2010, 2009, and 2008 are set forth below:

	Fiscal Years Ended June 30,
(in thousands)	2010	2009	2008
United States	$439,792	$434,482	$416,458
International	474,527	473,243	537,492
	$914,319	$907,725	$953,950

Long-lived assets (property, plant, and equipment) organized by geographic locations as of June 30 of each indicated fiscal year, are as follows:

(in thousands)	2010	2009
United States	$15,800	$18,458
International	11,549	12,062
	$27,349	$30,520

Approximately $4.8 million and $3.3 million of the long-lived assets as of June 30, 2010 and 2009, respectively, were located in Ireland.  There were no other individual foreign countries in which the Company has material long-lived assets.  The above chart does not include intangible assets.

There were no individual foreign countries in which the Company received material revenues from unaffiliated customers.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information for the fiscal years ended June 30, 2010 and 2009 is as follows (in thousands, except per share data):

	Fiscal Year 2010 (1), (3), (4)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$211,401	$225,647	$229,054	$248,217
Gross margin	115,826	124,979	124,310	136,366
Income from operations	35,847	39,598	40,869	51,659
Net income attributable to MICROS Systems, Inc.	24,147	26,130	30,198	33,880
Income from operations per common share:
Basic	$0.45	$0.50	$0.51	0.64
Diluted	0.44	0.49	0.50	0.63
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.30	$0.33	$0.38	$0.42
Diluted	0.30	0.32	0.37	0.42
Stock Prices (range of sales prices):
High	$31.11	$32.43	$33.50	$38.16
Low	22.79	25.68	26.17	31.26

	Fiscal Year 2009 (1), (2), (3), (4), (5)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$243,632	$236,509	$204,743	$222,840
Gross margin	125,938	125,974	110,655	119,672
Income from operations	34,008	38,323	31,857	36,645
Net income attributable to MICROS Systems, Inc.	24,298	26,178	22,952	22,864
Income from operations per common share:
Basic	$0.42	$0.48	$0.40	$0.46
Diluted	0.41	0.47	0.39	0.45
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.30	$0.32	$0.28	$0.28
Diluted	0.29	0.32	0.28	0.28
Stock Prices (range of sales prices):
High	$34.41	$27.17	$20.17	$28.65
Low	22.98	13.34	13.47	18.45

(1)
Fiscal years ended June 30, 2010 and 2009 include approximately $12.4 million ($8.1 million, net of tax, or $0.10 per diluted share) and approximately $13.9 million ($9.8 million, net of tax, or $0.12 per diluted share), respectively, in non-cash share-based compensation expenses.  See Note 3 “Share-based Compensation.”  The fiscal year 2010 and 2009 also includes other-than-temporary impairment losses of approximately $4.8 million and $1.3 million, respectively, for long-term investments.  See Note 2 “Financial Instruments and Fair Value Measurement.”

(2)
Fiscal year ended June 30, 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory provision reflecting adjustments to the Company’s cost structure to reflect lower sales volume in certain of the Company’s locations affecting both of its reportable segments.

(3)
Net income attributable to MICROS Systems, Inc. for the fiscal years 2010 has been increased by approximately $0.3 million for the impact of non-controlling interest arrangement as compared to fiscal year 2009 which has been decreased by approximately $0.7 million.

(4)	Sum of quarterly amounts does not equal the sum of as reported amounts for the respective fiscal years due to rounding differences.

19.	REVISIONS TO PRIOR PERIOD FINANCIAL STATEMENTS

As previously disclosed by the Company in its Form 10-Q for the period ended December 31, 2009, during January 2010, the Company uncovered certain fraudulent activities in its Japanese subsidiary that occurred during the period from fiscal year 2006 to the six months ended December 31, 2009.  As a result of the Company’s investigation, the Company determined that fraudulent transactions resulted in a cumulative overstatement of revenue and net income attributable to MICROS Systems, Inc. of approximately $6.9 million and $4.9 million, respectively, over this period. The transactions served principally to inflate revenue and cost of sales through the creation of fraudulent revenue documentation and to understate liabilities for loans executed where the Company was the guarantor over this period.  These off-balance sheet loans were indirectly used to pay down a portion of the Company's fictitious accounts receivable balances.  The Company concluded, based on its investigation, that the fraud was solely perpetrated by one employee of the Company's Japanese subsidiary who was not a member of senior management and that the individual involved expended significant effort over the period to create a variety of schemes which deliberately circumvented or manipulated the entity's local controls and procedures.  These schemes were primarily designed to inflate revenues and cost of sales and to obtain financing from third parties to pay off the accounts receivable balances in order to prolong the schemes.  The Company terminated the employee upon completion of its investigation.

The following table shows the revised financial statement line items for the various fiscal periods affected by the adjustments described above:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2009	2008	2007	2006
Revenue:
As previously reported	$911,847	$954,184	$785,727	$678,953
Adjustment	(4,122)	(234)	(754)	(720)
As revised	$907,725	$953,950	$784,973	$678,233

Net income available to MICROS Systems, Inc.
common shareholders:
As previously reported	$99,297	$101,284	$79,988	$63,528
Adjustment	(3,005)	(547)	(113)	(565)
As revised	$96,292	$100,737	$79,875	$62,963

Net income per share available to
MICROS Systems, Inc. common shareholders:
Basic:
As previously reported	$1.22	$1.23	$1.00	$0.82
Adjustment	(0.03)	-	-	(0.01)
As revised	$1.19	$1.23	$1.00	$0.81

Diluted:
As previously reported	$1.21	$1.21	$0.97	$0.78
Adjustment	(0.04)	(0.01)	-	(0.01)
As revised	$1.17	$1.20	$0.97	$0.77

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", the Company concluded that the adjustments to correct for the fraudulent activities are not material to any of its current financial statements for periods beginning with the year ended June 30, 2006 and through the three months ended September 30, 2009.  However, the Company concluded that the adjustments would be material to the quarterly results and trend for the three months ended December 31, 2009.   Accordingly, the Company determined that it would revise its previous financial statements to record these adjustments; however, because the effect of the adjustments were not material to any previously issued financial statements, the Company determined not to amend its previously filed Quarterly Reports on Form 10-Q or its Annual Reports on Form 10-K, rather the Company would make corresponding adjustments to prior period financial statements, as appropriate, the next time those financial statements are filed.

The Consolidated Statements of Operations for the fiscal years ended June 30, 2009 and 2008 and the Consolidated Balance Sheet as of June 30, 2009 included in this Form 10-K has been revised as follows:

	Fiscal Year Ended June 30,
	2009			2008
(in thousands, except for EPS)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue:
Hardware	$210,676	$(842)	$209,834	$265,965	$-	$265,965
Software	134,845	(1,933)	132,912	158,699	(160)	158,539
Services	566,326	(1,347)	564,979	529,520	(74)	529,446
Total	911,847	(4,122)	907,725	954,184	(234)	953,950

Cost of Sales:
Hardware	135,775	(742)	135,033	171,779	3	171,782
Software	27,244	(1,674)	25,570	33,252	(117)	33,135
Services	264,883	0	264,883	247,954	0	247,954
Total	427,902	(2,416)	425,486	452,985	(114)	452,871

Gross margin	483,945	(1,706)	482,239	501,199	(120)	501,079
Selling, general and administrative expenses	279,956	1,274	281,230	306,624	293	306,917
Income before taxes	149,842	(2,980)	146,862	154,339	(413)	153,926
Income tax provision	49,148	25	49,173	52,167	134	52,301
Net income attributable to MICROS Systems, Inc.	99,297	(3,005)	96,292	101,284	(547)	100,737

Net income attributable to MICROS Systems, Inc.
common shareholders:
Basic	$1.22	$(0.03)	$1.19	$1.23	$-	$1.23
Diluted	$1.21	$(0.04)	$1.17	$1.21	$(0.01)	$1.20

	As of June 30, 2009
(in thousands)	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$157,479	$(2,267)	$155,212
Deferred income taxes, current	20,283	(413)	19,870
Deferred income taxes, non-current	11,483	(27)	11,456
Total assets	1,024,086	$(2,707)	1,021,379

Accounts payable	$36,647	$1,798	$38,445
Income taxes payable	7,999	(55)	7,944

Retained earnings	579,331	(4,236)	575,095
Accumulated other comprehensive income	16,468	(214)	16,254
Total MICROS Systems, Inc. shareholders' equity	723,447	(4,450)	718,997
Total liabilities and equity	1,024,086	$(2,707)	1,021,379

The adjustments noted above had no impact on the consolidated statements of cash flows for the relevant periods, other than to change certain reconciling items in arriving at cash provided by operations; however, the aggregate amount of cash provided by operations was unaffected for any of the relevant annual or interim periods.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Description	Balance at beginning of period	Charged To expense	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts:

Year ended June 30, 2010	$31,892	$3,979	$(6,622)	$(857)	$28,392
Year ended June 30, 2009	28,197	8,449	(2,888)	(1,866)	31,892
Year ended June 30, 2008	23,087	7,010	(4,066)	2,166	28,197

(1)  Charge offs, net of recoveries.
(2)  Primarily related to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date:	August 27, 2010	By:	/s/Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman, President and	August 27, 2010
A. L. Giannopoulos	Chief Executive Officer

/s/Cynthia A. Russo	Executive Vice President, Chief Financial Officer	August 27, 2010
Cynthia A. Russo	and Principal Financial and Accounting Officer

/s/Louis M. Brown, Jr.	Director and	August 27, 2010
Louis M. Brown, Jr.	Vice Chairman of the Board

/s/B. Gary Dando		August 27, 2010
B. Gary Dando	Director

/s/F. Suzanne Jenniches
F. Suzanne Jenniches	Director	August 27, 2010

/s/John G. Puente		August 27, 2010
John G. Puente	Director

/s/Dwight S. Taylor		August 27, 2010
Dwight S. Taylor	Director

EXHIBIT INDEX

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2009 Annual Meeting of Shareholders
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

10(b)(9)*
Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

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

10(b)(12)*
Twelfth Amendment to Employment Agreement dated August 24, 2010, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.

10(c)*
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.

10(c)(1)*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz (filed herewith as Exhibit 10(c)(1)).
10(c)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

10(d)*
Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10(e)
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

10(e)(2)*
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Gary C. Kaufman is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

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

10(g)(2)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC, Fry, Inc., and Micros-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders (filed herewith as Exhibit 10A).

10(h)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10(h)(1)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Micros Fidelio Norway A/S, Micros Fidelio Finland Oy, Micros Fidelio  Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager (filed herewith as Exhibit 10B).

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

10(j)
Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd. (now known as Venture Group of Singapore), with an effective date of November 6, 2002 (incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009)

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