Form 10-Q
period 2010-09-30
MICROS SYSTEMS INC
filed 2010-11-03
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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

YES ☐                      NO ☑

As of October 31, 2010, there were issued and outstanding 80,580,309 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	Sept. 30,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$437,123	$377,205
Short-term investments	180,756	168,093
Accounts receivable, net of allowance for doubtful accounts of $30,333 at Sept. 30, 2010 and $28,392 at June 30, 2010	156,704	153,066
Inventory	35,609	35,103
Deferred income taxes	20,092	19,624
Prepaid expenses and other current assets	33,641	27,004
Total current assets	863,925	780,095

Long-term investments	63,014	59,884
Property, plant and equipment, net	28,424	27,349
Deferred income taxes, non-current	13,612	13,556
Goodwill	217,721	213,825
Intangible assets, net	18,899	19,590
Purchased and internally developed software costs, net of accumulated amortization of $77,289 at Sept. 30, 2010 and $71,985 at June 30, 2010	17,783	17,468
Other assets	6,960	6,524
Total assets	$1,230,338	$1,138,291

LIABILITIES AND EQUITY
Current Liabilities:
Bank lines of credit	$-	$1,442
Accounts payable	45,306	44,783
Accrued expenses and other current liabilities	119,425	135,469
Income taxes payable	3,468	5,856
Deferred revenue	147,910	124,498
Total current liabilities	316,109	312,048

Income taxes payable, non-current	23,439	22,737
Deferred income taxes, non-current	2,808	2,590
Other non-current liabilities	10,482	11,304
	352,838	348,679
Commitments and contingencies (Note 10)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 80,560 at September 30, 2010 and 80,042 at June 30, 2010	2,014	2,001
Capital in excess of par	130,926	117,462
Retained earnings	721,397	689,750
Accumulated other comprehensive income	16,498	(25,833)
Total MICROS Systems, Inc. shareholders' equity	870,835	783,380
Noncontrolling interest	6,665	6,232
Total equity	877,500	789,612

Total liabilities and equity	$1,230,338	$1,138,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended Sept. 30,
	2010	2009 (1)

Revenue:
Hardware	$44,266	$43,307
Software	27,889	24,692
Services	161,259	143,402
Total revenue	233,414	211,401

Cost of sales:
Hardware	29,955	28,052
Software	5,826	5,387
Services	71,213	62,136
Total cost of sales	106,994	95,575

Gross margin	126,420	115,826

Selling, general and administrative expenses	64,675	65,121
Research and development expenses	10,787	11,016
Depreciation and amortization	4,118	3,842
Total operating expenses	79,580	79,979

Income from operations	46,840	35,847

Non-operating income (expense):
Interest income	1,194	1,051
Interest expense	(138)	-
Other expense, net (2)	(808)	(394)
Total non-operating income, net	248	657

Income before taxes	47,088	36,504
Income tax provision	15,393	12,133
Net income	31,695	24,371
Less: Net income attributable to noncontrolling interest	(78)	(224)
Net income attributable to MICROS Systems, Inc.	$31,617	$24,147

Net income per common share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.39	$0.30
Diluted	$0.39	$0.30

Weighted-average number of shares outstanding:
Basic	80,211	79,749
Diluted	82,023	81,314

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to
OTTI change included in other non-operating income (expense) (2):

	Three Months Ended Sept. 30,
	2010	2009 (1)
Total other-than-temporary impairment losses (gains)	$(317)	$355
Adjustment:
Change in non-credit based OTTI recognized in other comprehensive income	-	32
Change in credit based OTTI due to redemption	342	-
Change in non-credit based OTTI due to redemption	32	-
Credit based OTTI recognized in non-operating income/expense	$57	$387

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) See Note 1 "Basis of Presentation" in Notes to Condensed Consolidated Financial Statements.
(2) See Note 3 "Financial Instruments and Fair Value Measurements" in Notes to Condensed Consolidated Financial Statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended Sept. 30,
	2010	2009

Net cash flows provided by operating activities	$34,807	$41,849

Cash flows from investing activities:
Proceeds from sales and maturities of investments	64,982	87,937
Purchases of investments	(72,657)	(77,932)
Purchases of property, plant and equipment	(3,201)	(1,710)
Internally developed software costs	(1,396)	(200)
Disposal of property, plant and equipment	21	18
Net cash flows (used in) provided by investing activities	(12,251)	8,113

Cash flows from financing activities:
Proceeds from stock option exercises	7,670	4,850
Realized tax benefits from stock option exercises	3,076	2,196
Repurchases of common stock	-	(30,336)
Proceeds from line of credit	1,131	-
Principal payments on line of credit	(2,658)	-
Exercise of non-controlling put option	(1,041)	-
Other	(376)	(129)
Net cash flows provide by (used in) financing activities	7,802	(23,419)

Effect of exchange rate changes on cash and cash equivalents	29,560	7,465

Net increase in cash and cash equivalents	59,918	34,008

Cash and cash equivalents at beginning of year	377,205	292,257
Cash and cash equivalents at end of period	$437,123	$326,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total
Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	-	-	-	31,617	-	78	31,695
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	41,888	647	42,535
Non-credit other-than-temporary losses on long-term investments, net of tax of $271	-	-	-	-	443	-	443
Non-controlling interest put arrangement	-	-	-	30	-	-	30
Dividends to non-controlling interest						(292)	(292)
Share-based compensation	-	-	2,645	-	-	-	2,645
Stock issued upon exercise of options	518	13	7,657	-	-	-	7,670
Income tax benefit from options exercised	-	-	3,162	-	-	-	3,162
Balance, September 30, 2010	80,560	$2,014	$130,926	$721,397	$16,498	$6,665	$877,500

	MICROS Systems, Inc. Shareholders (1)
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total
Balance, June 30, 2009	80,310	$2,008	$125,640	$575,095	$16,254	$6,034	$725,031
Net income	-	-	-	24,147	-	224	24,371
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	15,478	244	15,722
Non-credit other-than-temporary losses on long-term investments, net of tax of $65	-	-	-	-	107	-	107
Non-controlling interest put arrangement	-	-	-	60	-	-	60
Share-based compensation	-	-	3,051	-	-	-	3,051
Stock issued upon exercise of options	458	11	4,839	-	-	-	4,850
Repurchases of stock	(1,101)	(27)	(30,309)	-	-	-	(30,336)
Income tax benefit from options exercised	-	-	2,310	-	-	-	2,310
Balance, September 30, 2009	79,667	$1,992	$105,531	$599,302	$31,839	$6,502	$745,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) See Note 1 "Basis of Presentation" in Notes to Condensed Consolidated Financial Statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 30,
	2010	2009 (1)

Net income	$31,695	$24,371
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	42,535	15,722
Change in unrealized loss on long-term investments, net of taxes of $271 and $65	443	107
Total other comprehensive income, net of taxes	42,978	15,829

Comprehensive income	74,673	40,200

Comprehensive income attributable to non-controlling interest	(725)	(468)

Comprehensive income attributable to MICROS Systems, inc.	$73,948	$39,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) See Note 1 "Basis of Presentation" in Notes to Condensed Consolidated Financial Statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
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
As previously disclosed, during January 2010, the Company uncovered certain fraudulent activities in its subsidiary in Japan that occurred during the period from fiscal year 2006 to the six months ended December 31, 2009.  The Company determined that these fraudulent transactions resulted in a cumulative overstatement of revenue and net income of approximately $6.9 million and $4.9 million, respectively, over this period.  The Company concluded that the misstatements did not materially affect the previously issued financial statements for any of its prior periods.  Appropriate adjustments have been made to the prior period information included in the accompanying condensed consolidated financial statements, which reduced revenue and net income by approximately $1.1 million and $0.6 million, respectively, and basic and diluted earnings per share by $0.01 for the three months ended September 30, 2009.  See Note 19, “Revisions to Prior Period Financial Statements” in the Company’s Form 10-K for the fiscal year ended June 30, 2010 and Note 14, “Revisions to Prior Period Financial Statements” in the Company’s Form 10-Q for the three months ended December 31, 2009.
The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future periods.  Certain prior period amounts have been reclassified in the accompanying financial statements to conform to the current period presentation.

2.	INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2010	June 30, 2010
Raw materials	$2,039	$1,807
Finished goods	33,570	33,296
Total inventory	$35,609	$35,103

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Short-term and long-term investments consist of the following:

	September 30, 2010		June 30, 2010
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit - international	$93,742	$93,742	$56,270	$56,270
Auction rate securities	61,275	51,257	64,275	53,258
U.S. government debt securities	85,241	85,241	108,323	108,323
Foreign corporate debt securities	13,530	13,530	10,126	10,126
Total investments	$253,788	$243,770	$238,994	$227,977

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Under applicable accounting standards, the following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:
•
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.  The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and inputs that are derived principally from or corroborated by observable market data or other means.

•
Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets (excludes cash and cash equivalents of approximately $437.1 million and $377.2 million as of September 30, 2010 and June 30, 2010):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at September 30, 2010:
Short-term and long-term investments:
Time deposit - international	$-	93,742	$-	$93,742
Auction rate securities	-	-	51,257	51,257
U.S. government debt securities	85,241	-	-	85,241
Foreign corporate debt securities	13,530	-	-	13,530
Total short-term and long-term investments	$98,771	$93,742	$51,257	$243,770

Balance at June 30, 2010:
Short-term and long-term investments:
Time deposit - international	$-	$56,270	$-	$56,270
Auction rate securities	-	-	53,258	53,258
U.S. government	108,323	-	-	108,323
Foreign corporate debt security	10,126	-	-	10,126
Total short-term and long-term investments	$118,449	$56,270	$53,258	$227,977

At September 30, 2010 and June 30, 2010, all of the Company’s investments other than the Company’s investments in auction rate securities were recognized at fair value based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximated fair value.  During the three months ended September 30, 2010 and 2009, the Company did not recognize any gains or losses on its investments, other than related to the redemption of one of its auction rate securities.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.
The contractual maturities of investments held at September 30, 2010 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$180,756	$180,756
Due 1 - 2 years	11,757	11,757
Due after 10 years - auction rate securities	61,275	51,257
Balance at September 30, 2010	$253,788	$243,770

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is either guaranteed by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Before February 2008, based on the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of September 30, 2010 and June 30, 2010 instead of being classified as short-term investments, as was the case prior to February 2008.
As of September 30, 2010, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities to determine whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of any impairment as temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of September 30, 2010 were impaired by approximately $10.0 million as compared to an impairment of approximately $11.0 million as of June 30, 2010.  Approximately $5.8 million and $6.1 million of this impairment at September 30, 2010 and June 30, 2010, respectively, were deemed to be other-than-temporary.  The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $5.8 million of the cumulative other-than-temporary impairment losses as of September 30, 2010 were credit based and recorded $0.1 million, the incremental credit based losses as compared June 30, 2010 in its consolidated statements of operations for the three months ended September 30, 2010.
The remaining cumulative impairment losses of approximately $4.3 million (approximately $2.8 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of September 30, 2010.
During the three months ended September 30, 2010, the Company redeemed $3.0 million of its auction rate security which had been valued at approximately $2.6 million and received approximately $2.8 million.  The redemption resulted in a gain of approximately $0.1 million, as approximately $0.3 million of the securities redeemed previously were determined to be subject to credit based other than temporary impairment loss.
A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2010	$64,275	$(4,936)	$(32)	$(6,049)	$53,258
Changes in losses related to investments	-	682	-	(57)	625
Redemption	(3,000)	-	32	342	(2,626)
Balance at September 30, 2010	$61,275	$(4,254)	$-	$(5,764)	$51,257

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
During the three months ended September 30, 2010, the Company completed its annual impairment tests as of July 1, 2010 on its goodwill and its indefinite-lived trademarks.  Based on its annual impairment test results, the Company determined an impairment loss existed for one of its subsidiary’s trademarks as of July 1, 2010 and recognized the associated impairment loss of approximately $0.1 million during the three months ended September 30, 2010.  There were no other impairment losses related to the Company’s goodwill or other intangible assets.  Subsequent to July 1, 2010, there have not been any events or changes in circumstances indicating that it is more likely than not that goodwill or indefinite-lived trademarks have been impaired.

5.	LINE OF CREDIT
The Company has two credit agreements (the “Credit Agreements”) that, through July 31, 2010, provided an aggregate $65.0 million multi-currency committed line of credit.  The lenders under the Credit Agreements are Bank of America, N.A., Wells Fargo N.A. and US Bank N.A. (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.  On July 31, 2010, the Credit Agreements were amended to extend the maturity date until July 31, 2013, with some further modifications to the terms and conditions, including the addition and deletion of certain subsidiaries as co-borrowers, a reduction in the overall limit on the line to $50.0 million (a change made at the Company’s request), and reduction in certain fees payable to the Lenders under certain circumstances.
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

As of September 30, 2010, the Company had no balance outstanding under the Credit Agreements and applied approximately $0.4 million to guarantees.  A total of approximately $49.6 million was available for future borrowings as of September 30, 2010.
The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2010 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of September 30, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the September 30, 2010 exchange rate) of the credit facility has been used for guarantees.
As of September 30, 2010, the Company had a borrowing capacity of approximately $50.1 million under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Selling, general and administrative	$2,484	$2,904
Research and development	126	147
Cost of sales	35	—
Total non-cash share-based compensation expense	2,645	3,051
Income tax benefit	(789)	(942)
Total non-cash share-based compensation expense, net of tax benefit	$1,856	$2,109
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.02	$0.03

No non-cash share-based compensation expense has been capitalized for the three months ended September 30, 2010 and 2009, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.
As of September 30, 2010, there was approximately $11.1 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.6 years.

7.	NET INCOME PER SHARE ATTRIBUTABLE TO MICROS SYSTEMS, INC. COMMON SHAREHOLDERS
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

	Three Months Ended September 30,
(in thousands, except per share data)	2010	2009
Net income attributable to MICROS Systems, Inc.	$31,617	$24,147
Effect of minority put arrangement	30	60
Net income available to MICROS Systems, Inc. common shareholders	$31,647	$24,207

Average common shares outstanding	80,211	79,749
Dilutive effect of outstanding stock options	1,812	1,565
Average common shares outstanding assuming dilution	82,023	81,314

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.39	$0.30
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.39	$0.30

Anti-dilutive weighted shares excluded from reconciliation	198	1,894

Results for the three months ended September 30, 2010 and 2009 include approximately $2.6 million ($1.9 million, net of tax) and $3.1 million ($2.1 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.02 and $0.03 for the three months ended September 30, 2010 and 2009, respectively.

8.	RECENT ACCOUNTING GUIDANCE
On July 1, 2010, the Company adopted authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”).  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On July 1, 2010, the Company adopted authoritative guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended
	September 30,
(in thousands)	2010	2009
Revenues (1):
United States	$130,082	$111,391
International	113,174	108,095
Intersegment eliminations (2)	(9,842)	(8,085)
Total revenues	$233,414	$211,401

	Three Months Ended
	September 30,
(in thousands)	2010	2009
Income before taxes (1):
United States	$28,275	$17,908
International	25,890	24,312
Intersegment eliminations (2)	(7,077)	(5,716)
Total income before taxes	$47,088	$36,504

	As of
(in thousands)	September 30, 2010	June 30, 2010
Identifiable assets (3):
United States	$572,963	$569,629
International	657,375	568,662
Total identifiable assets	$1,230,338	$1,138,291

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the asset.

10.	CONTINGENCIES
On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. If the court affirms the judgment in whole or in part, the amount payable will be subject to interest accruing at the statutory rate of 6% per annum. The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. The Company and the plaintiffs have appealed the verdicts on various grounds. Oral argument on the appeal took place on February 24, 2010, before the Superior Court of Pennsylvania. The court has not yet issued a decision on the appeal. The Company has established an immaterial reserve for any potential liability relating to these matters, as the Company believes that it presented strong arguments to reverse the verdicts on appeal, and therefore believes that an unfavorable outcome in these cases is not probable. Nevertheless, even if the verdicts were not reversed or reduced on appeal, payment of the resulting obligations would not have a material adverse effect on the Company’s consolidated financial position or liquidity.
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
We have been adversely affected by the current global recession.  We believe that weakened consumer spending, coupled with difficulties in obtaining credit, have negatively affected our customers’ abilities to acquire or open new hospitality and retail venues, and also limit their willingness and ability to make significant capital expenditures on new systems and system upgrades.  In light of these challenging and uncertain conditions, we continue to limit certain discretionary expenses, and scrutinize carefully and cautiously the expansion of our workforce.

FORWARD-LOOKING STATEMENTS
       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2010 and in Part II, Item 1A, “Risk Factors” in this report.
Examples of such forward-looking statements include:
•	our statements about the growth of and conditions in the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
•	our expectations regarding the effects of continued adverse economic conditions on our customers, our distributors, and our business generally.
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British pound sterling) on our financial performance;
•	our belief that any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations about our capital expenditures for future periods;
•	our expectations that our exposure to interest rate risk will not materially change in the future;
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
•	our expectations regarding valuation and liquidity of auction rate securities in which we have invested.
•	our intent to monitor our investments for indications of impairment.
•	our expectation that further reductions in liquidity of our auction rate securities will not materially affect our ability to meet our liquidity needs.

RESULTS OF OPERATIONS

Revenue:
The following table provides information regarding sales mix by reportable segments (amounts are net of intersegment eliminations, based on location of the selling entity, and include export sales):

	Three Months Ended September 30,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$22,272	$20,964	$21,994	$22,343	$44,266	$43,307
Software	8,686	9,336	19,203	15,356	27,889	24,692
Service	84,884	70,032	76,375	73,370	161,259	143,402
Total Revenue	$115,842	$100,332	$117,572	$111,069	$233,414	$211,401

The following table sets forth the sales mix of Company products and services as a percent of total revenue:

	Three Months Ended September 30,
(in thousands)	2010	2009
Hardware	19.0%	20.5%
Software	11.9%	11.7%
Service	69.1%	67.8%
Total	100.0%	100.0%

For the three months ended September 30, 2010, total revenue was approximately $233.4 million, an increase of approximately $22.0 million, or 10.4% compared to the same period last year reflecting the following:
•
Hardware, software and service revenue increased by 2.2%, 12.9% and 12.5%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our customers as a result of modest improvement in global economic conditions.

•
The changes above also reflect unfavorable foreign currency exchange rate fluctuations for substantially all foreign currencies against the U.S. dollar, which negatively impacted total revenue by approximately $2.7 million.

•
The service revenue also reflects additional service revenue generated by TIG Global, a company that we acquired in December 2009, and the additional service revenue generated from the continued expansion of our customer base.

The international segment revenue for the three months ended September 30, 2010 increased by approximately $6.5 million, an increase of 5.9% compared to the same period last year due to the following:
•
Software and service revenue increased by 25.1% and 4.1%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of modest improvement in global economic conditions.  Hardware revenue decreased by 1.6% which is mainly due to the effect of unfavorable foreign currency exchange rate fluctuations.

•
The changes above also reflect unfavorable foreign currency exchange rate fluctuations for substantially all foreign currencies against the U.S. dollar, which negatively impacted total revenue by approximately $2.7 million.

•	The service revenue also reflects additional service revenue generated from the continued expansion of our customer base.

U.S. segment revenue for the three months ended September 30, 2010 increased approximately $15.5 million, an increase of 15.5% compared to the same period last year due to the following:
•
Hardware and service revenue increased by 6.2% and 21.2%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of modest improvement in global economic conditions.  Software revenue decreased by 7.0% compared to the same period last year.

•
The service revenue also reflects additional service revenue generated by TIG Global, a company that we acquired in December 2009, and the additional service revenue generated from the continued expansion of our customer base.

Cost of Sales:
The following table provides information regarding the cost of sales:

	Three Months Ended September 30,
	2010		2009
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$29,955	67.7%	$28,052	64.8%
Software	5,826	20.9%	5,387	21.8%
Service	71,213	44.2%	62,136	43.3%
Total Cost of Sales	$106,994	45.8%	$95,575	45.2%

For the three months ended September 30, 2010 and 2009, cost of sales as a percent of revenue were 45.8% and 45.2%, respectively.  Hardware cost of sales as a percent of related revenue for the three months ended September 30, 2010 increased 2.9% compared to the same period last year primarily as a result of an overall decrease in margins on substantially all hardware product sales, including an increase in freight costs.
Software cost of sales as a percent of related revenue decreased approximately 0.9% compared to the same period last year.  This decrease was primarily the result of a decrease in capitalized software amortization expense as a percent of software revenue due to an increase in software revenue.
Service costs as a percent of related revenue increased approximately 0.9% compared to the same period last year because the cost structure for services provided through our recently acquired subsidiary TIG Global generally is higher than our overall service costs.  The increase was partially offset by lower overall labor costs.

Selling, General and Administrative (“SG&A”) Expenses:
SG&A expenses, as a percentage of revenue, for the three months ended September 30, 2010, were 27.7%, a decrease of 3.1% compared to the same period last year.  This decrease was due to increased revenue, and our ability to manage our overall costs.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs.  An analysis of the R&D expenses is as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
R&D labor and other costs	$12,183	$11,216
Capitalized software development costs	(1,396)	(200)
Total R&D expenses	$10,787	$11,016
% of Revenue	4.6%	5.2%

The increase in capitalized software development costs primarily relates to development of the next generation property management and retail related software.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended September 30, 2010 increased approximately $0.3 million to approximately $4.1 million compared to the same period last year.

Share-Based Compensation Expenses:
For the three months ended September 30, 2010 and 2009, we recognized non-cash share-based compensation expense of approximately $2.6 million and $3.1 million, respectively.  The following table shows the allocation of the SG&A, cost of sales and R&D expenses discussed above:

	Three Months Ended September 30,
(in thousands)	2010	2009
SG&A	$2,484	$2,904
R&D	126	147
Cost of sales	35	—
Total non-cash share-based compensation expense	2,645	3,051
Income tax benefit	(789)	(942)
Total non-cash share-based compensation expense, net of tax benefit	$1,856	$2,109
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.02	$0.03

As of September 30, 2010, there was approximately $11.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.6 years.

Non-operating Income:
Net non-operating income for the three months ended September 30, 2010, was approximately $0.2 million compared to approximately $0.7 million for the same period last year.  The decrease of approximately $0.4 million is due to foreign currency exchange loss of approximately $0.9 million for the three months ended September 30, 2010 compared to foreign currency exchange loss of less than $0.1 million for the same period last year.

Income Tax Provisions:
The effective tax rate for the three months ended September 30, 2010 and 2009 was 32.7% and 33.2%, respectively.  The decrease in tax rate for the three months ended September 30, 2010 compared to the same period last year was primarily attributable to decreases in the aggregate valuation allowances, uncertain tax positions and non-deductible compensation and increases in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities.  The effect of these changes was partially offset by the earnings mix among jurisdictions.
Based on currently available information, we estimate that the fiscal year 2011 effective tax rate will be approximately 32%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

RECENT ACCOUNTING STANDARDS

On July 1, 2010, we adopted the accounting guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”).  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
On July 1, 2010, we adopted the accounting guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.  The following comprise the categories of critical accounting estimates that we used in the preparation of our condensed consolidated financial statements:

•      Revenue recognition;
•      Allowance for doubtful accounts;
•      Inventory;
•      Financial instruments and fair value measurements;
•      Capitalized software development costs;
•      Valuation of long-lived assets and intangible assets
•      Goodwill and indefinite-lived intangible assets;
•      Share-based compensation;
•      Income taxes.

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee.  Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2010 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our condensed consolidated statement of cash flows summary is as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$34,807	$41,849
Investing activities	(12,251)	8,113
Financing activities	7,802	(23,419)

Operating activities:
Net cash provided by operating activities for the three months ended September 30, 2010 decreased approximately $7.0 million compared to the three months ended September 30, 2009.  This decrease was primarily due to performance based compensation payments made during the three months ended September 30, 2010, partially offset by an increase in net income as compared to the same period last year.

Investing activities:
Net cash flows used in investing activities for the three months ended September 30, 2010 were approximately $12.3 million reflecting approximately $7.7 million we used to purchase investments, net of cash received from the sale of investments (including approximately $2.8 million received from the redemption of one of our auction rate securities.)  We also used approximately $4.6 million to purchase property, plant and equipment, and internally developed software to be licensed to others.

Financing activities:
Net cash provided by financing activities for the three months ended September 30, 2010 was approximately $7.8 million, principally reflecting proceeds from stock option exercises of approximately $7.7 million and realized tax benefits from stock option exercises of approximately $3.1 million, partially offset by debt repayment and our purchase of stock following exercise of a put option held by former owners of a business we acquired.

Capital Resources

At September 30, 2010, the favorable foreign exchange rate fluctuations for substantially all foreign currencies against the U.S. dollar positively affected our cash and cash equivalents’ balance by approximately $29.6 million.  Our cash and cash equivalents’ balance of approximately $437.1 million at September 30, 2010 is an increase of approximately $59.9 million from the June 30, 2010 balance and an increase of approximately $110.9 million from the September 30, 2009 balance.  All cash and cash equivalents were being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.
We have two credit agreements (the “Credit Agreements”) that, through July 31, 2010, provided an aggregate $65.0 million multi-currency committed line of credit.  On July 31, 2010, the Credit Agreements were amended to extend the maturity date until July 31, 2013, with some further modifications to the terms and conditions, including the addition and deletion of certain subsidiaries as co-borrowers, a reduction in the overall limit on the line to $50.0 million (a change made at our request), and reduction in certain fees payable to the lenders under certain circumstances.  As of September 30, 2010, we had no balance outstanding under the Credit Agreements and had applied approximately an additional $0.4 million to guarantees.  We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2010 exchange rate).  As of September 30, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the September 30, 2010 exchange rate) of the credit facility has been used for guarantees.  As of September 30, 2010, we had a borrowing capacity of approximately $50.1 million under all of the credit facilities described above.  See Note 5 “Line of Credit,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities.
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

Financial indicators of our liquidity and capital resources as of September 30, 2010 and June 30, 2010, were as follows:

(in thousands, except ratios)	September 30, 2010	June 30, 2010
Cash and cash equivalents and short-term investments (1)	$617,879	$545,298
Available credit facilities	$51,363	$66,223
Outstanding credit facilities	—	(1,442)
Outstanding guarantees	(1,272)	(1,187)
Unused credit facilities	$50,091	$63,594
Working capital (2)	$547,816	$468,047
MICROS Systems, Inc.’s shareholders’ equity	$870,835	$783,380
Current ratio (3)	2.73	2.50

(1)
Does not include approximately $51.3 million and $53.3 million invested in auction rate securities, classified as long-term investments in our Consolidated Balance Sheet as of September 30, 2010 and June 30, 2010, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the United States, of approximately $117.6 million and $111.1 million during the three months ended September 30, 2010 and 2009, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 9 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.  Our international business and presence expose us to certain risks, such as currency, interest rate and political risks.  With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.
We transacted business in approximately 39 currencies in the three months ended September 30, 2010 and 2009.  The relative currency mix for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,
	% of Reported Revenue		Exchange Rates
Revenues by currency (1):	2010	2009	2010	2009
United States Dollar	55%	52%	1.0000	1.0000
European Euro	19%	22%	1.3634	1.4634
British Pound Sterling	7%	7%	1.5711	1.5979
Australian Dollar	2%	1%	0.9664	0.8823
Swiss Franc	2%	2%	1.0177	0.9651
Singapore Dollar	2%	1%	0.7604	0.7099
Japanese Yen	1%	1%	0.0120	0.0111
Mexican Peso	1%	2%	0.0794	0.0741
Canadian Dollar	1%	1%	0.9720	0.9340
Sweden Krona	1%	1%	0.1484	0.1434
All Other Currencies (2)	9%	10%	0.1944	0.1841
Total	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month exchange rates for all other currencies. The “Exchange Rates” for ‘All Other Currencies’ represents the weighted average September 30, 2010 and 2009 exchange rates for the currencies.  Weighting is based on the three month revenue for each country or region whose currency is included in ‘All Other Currencies.’  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the relevant period.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in the three months ended September 30, 2010 would have affected our total revenues by approximately $6.1 million, or 2.6%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

Interest rate risk
Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives.  At September 30, 2010, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   We believe that the fair value of our debt equals its carrying value at September 30, 2010 and June 30, 2010.  Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our lines of credit.  As we had no borrowing as of September 30, 2010, a 1% change in interest rate would have resulted in no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of September 30, 2010, and the change in our interest income would not have been material for the three months ended September 30, 2010.
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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 10 to the condensed consolidated financial statements included in this report for information regarding certain pending legal proceedings.

ITEM 1A.   RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.
We have experienced declines and slower growth as compared to earlier periods in total revenues that we believe are attributable in part to reduced demand resulting from current global economic conditions.  Economic conditions that are beyond our control, including the global recession, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates, have resulted in decreases in demand for our products and services.
In addition, our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our and our customers’ control, but also are difficult to predict with any accuracy.
Further, weakened consumer spending, coupled with difficulties many businesses continue to encounter in obtaining credit, have negatively affected our customers’ operating results, which we believe has had an adverse impact on their ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures on the systems that we sell.  We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.
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

While we believe that our cash and cash equivalents, additional cash generated from operations, and available lines of credit will be sufficient to provide working capital needs for the foreseeable future, current economic conditions, including the overall performance of the stock market, may limit the availability of funds from other sources if we encounter an extraordinary need for external capital.  These factors also affect us indirectly, to the extent that they serve to limit our customers’ ability to purchase our systems and services.

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
101
The following materials from MICROS Systems’ Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and June 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2010 and 2009, (v) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2010 and 2009, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMICROS SYSTEMS, INC.
(Registrant)

Date: November 3, 2010	U/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: November 3, 2010	U/s/ Michael P. Russo
Michael P. Russo
Vice President and Corporate Controller