Form 10-Q
period 2010-12-31
MICROS SYSTEMS INC
filed 2011-02-03
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010
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

YES ☐                      NO ☑

As of January 31, 2011, there were issued and outstanding 80,838,016 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and six months ended December 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	December 31,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$513,861	$377,205
Short-term investments	148,596	168,093
Accounts receivable, net of allowance for doubtful accounts of $30,139 at December 31, 2010 and $28,392 at June 30, 2010	145,280	153,066
Inventory	38,342	35,103
Deferred income taxes	18,863	19,624
Prepaid expenses and other current assets	32,442	27,004
Total current assets	897,384	780,095

Long-term investments	57,885	59,884
Property, plant and equipment, net	26,913	27,349
Deferred income taxes, non-current	15,499	13,556
Goodwill	225,558	213,825
Intangible assets, net	18,349	19,590
Purchased and internally developed software costs, net of accumulated amortization of $78,490 at December 31, 2010 and $71,985 at June 30, 2010	17,845	17,468
Other assets	7,150	6,524
Total assets	$1,266,583	$1,138,291

LIABILITIES AND EQUITY
Current Liabilities:
Bank lines of credit	$-	$1,442
Accounts payable	51,165	44,783
Accrued expenses and other current liabilities	133,951	135,469
Income taxes payable	803	5,856
Deferred revenue	125,229	124,498
Total current liabilities	311,148	312,048

Income taxes payable, non-current	25,973	22,737
Deferred income taxes, non-current	4,243	2,590
Other non-current liabilities	11,597	11,304
	352,961	348,679
Commitments and contingencies (Note 11)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 80,856 at December 31, 2010 and 80,042 at June 30, 2010	2,021	2,001
Capital in excess of par	139,567	117,462
Retained earnings	753,724	689,750
Accumulated other comprehensive income (loss)	12,287	(25,833)
Total MICROS Systems, Inc. shareholders' equity	907,599	783,380
Noncontrolling interest	6,023	6,232
Total equity	913,622	789,612

Total liabilities and equity	$1,266,583	$1,138,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue:
Hardware	$47,841	$45,793	$92,107	$89,099
Software	33,079	30,499	60,968	55,192
Services	166,197	149,355	327,456	292,757
Total revenue	247,117	225,647	480,531	437,048

Cost of sales:
Hardware	31,353	30,364	61,308	58,416
Software	4,921	7,045	10,747	12,432
Services	73,473	63,259	144,686	125,396
Total cost of sales	109,747	100,668	216,741	196,244

Gross margin	137,370	124,979	263,790	240,804

Selling, general and administrative expenses (1)	75,515	71,359	140,190	136,478
Research and development expenses	10,931	9,703	21,718	20,720
Depreciation and amortization	4,243	4,319	8,362	8,161
Total operating expenses	90,689	85,381	170,270	165,359

Income from operations	46,681	39,598	93,520	75,445

Non-operating income (expense):
Interest income	1,491	912	2,685	1,963
Interest expense (1)	(454)	(87)	(592)	(86)
Other income (expense), net (2)	432	(427)	(376)	(822)
Total non-operating income, net	1,469	398	1,717	1,055

Income before taxes	48,150	39,996	95,237	76,500
Income tax provision	15,649	13,334	31,042	25,471
Net income	32,501	26,662	64,195	51,029
Less: Net income attributable to noncontrolling interest	(173)	(532)	(251)	(755)
Net income attributable to MICROS Systems, Inc.	$32,328	$26,130	$63,944	$50,274

Net income per common share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.40	$0.33	$0.79	$0.63
Diluted	$0.39	$0.32	$0.78	$0.62

Weighted-average number of shares outstanding:
Basic	80,748	79,700	80,479	79,724
Diluted	82,717	81,234	82,390	81,283

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating income (expense) (2):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Total other-than-temporary impairment losses (gains)	$-	$(119)	$(317)	$236
Adjustment:
Change in non-credit based OTTI recognized in other comprehensive income	-	119	-	151
Change in credit based OTTI due to redemption	-	-	342	$-
Change in non-credit based OTTI due to redemption	-	-	32	-
Credit based OTTI recognized in non-operating income/expense	$-	$-	$57	$387

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) See Note 11 "Contingencies" in Notes to Condensed Consolidated Financial Statements.
(2) See Note 4 "Financial Instruments and Fair Value Measurements" in Notes to Condensed Consolidated Financial Statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended
	December 31,
	2010	2009

Net cash flows provided by operating activities	$81,795	$85,921

Cash flows from investing activities:
Proceeds from sales and maturities of investments	128,020	175,428
Purchases of investments	(98,875)	(156,615)
Net cash paid for acquisitions	(4,316)	(29,034)
Purchases of property, plant and equipment	(5,357)	(4,111)
Internally developed software costs	(2,757)	(933)
Disposal of property, plant and equipment	52	106
Net cash flows provided by (used in) investing activities	16,767	(15,159)

Cash flows from financing activities:
Proceeds from stock option exercises	16,479	6,963
Realized tax benefits from stock option exercises	4,870	2,667
Repurchases of common stock	(6,397)	(34,973)
Proceeds from line of credit	1,131	-
Principal payments on line of credit	(2,658)	-
Exercise of non-controlling put option	(1,041)	-
Other	(437)	372
Net cash flows provided by (used in) financing activities	11,947	(24,971)

Effect of exchange rate changes on cash and cash equivalents	26,147	2,492

Net increase in cash and cash equivalents	136,656	48,283

Cash and cash equivalents at beginning of year	377,205	292,257
Cash and cash equivalents at end of period	$513,861	$340,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total
Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	-	-	-	63,944	-	251	64,195
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	37,452	514	37,966
Non-credit other-than-temporary losses on long-term investments, net of tax of $410	-	-	-	-	668	-	668
Non-controlling interest put arrangement	-	-	-	30	-	-	30
Purchase of minority interest	-	-	-	-	-	(682)	(682)
Dividends to non-controlling interest						(292)	(292)
Share-based compensation	-	-	6,961	-	-	-	6,961
Stock issued upon exercise of options	959	24	16,455	-	-	-	16,479
Repurchases of stock	(145)	(4)	(6,393)	-	-	-	(6,397)
Income tax benefit from options exercised	-	-	5,082	-	-	-	5,082
Balance, December 31, 2010	80,856	$2,021	$139,567	$753,724	$12,287	$6,023	$913,622

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total
Balance, June 30, 2009	80,310	$2,008	$125,640	$575,095	$16,254	$6,034	$725,031
Net income	-	-	-	50,274	-	755	51,029
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	10,382	(61)	10,321
Non-credit other-than-temporary losses on long-term investments, net of tax of $286	-	-	-	-	468	-	468
Non-controlling interest put arrangement	-	-	-	233	-	-	233
Dividends to non-controlling interest						-	-
Share-based compensation	-	-	7,429	-	-	-	7,429
Stock issued upon exercise of options	606	15	6,948	-	-	-	6,963
Repurchases of stock	(1,262)	(32)	(34,941)	-	-	-	(34,973)
Income tax benefit from options exercised	-	-	2,809	-	-	-	2,809
Balance, December 31, 2009	79,654	$1,991	$107,885	$625,602	$27,104	$6,728	$769,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Six Months Ended
	December 31,
	2010	2009

Net income	$64,195	$51,029
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	37,966	10,321
Change in unrealized loss on long-term investments, net of taxes of $410 and $286	668	468
Total other comprehensive income, net of taxes	38,634	10,789

Comprehensive income	102,829	61,818

Comprehensive income attributable to non-controlling interest	(765)	(694)

Comprehensive income attributable to MICROS Systems, inc.	$102,064	$61,124

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future periods.  Certain prior period amounts have been reclassified in the accompanying financial statements to conform to the current period presentation.

2.	ACQUISITIONS
On October 4, 2010, the Company acquired Fortech Italia S.r.l. (“Fortech”), a supplier of point of sale software for the specialty retail market, headquartered in Italy, for a total cash purchase price of approximately $5.1 million, net of cash acquired.  Approximately $0.7 million of the total purchase price has been held back and, if specified claims against Fortech arise, such amounts may be used to satisfy those claims.  The amounts held back, net of any payments to satisfy any such claims, will be paid to the Fortech sellers in several installments over the next five years. The selling Fortech members may receive up to an additional $1.1 million based upon achievement of specified financial targets for fiscal years ending September 30, 2011 and 2012 and approximately $0.9 million of the $1.1 million has been included in the purchase price allocation based on fair value.  In connection with the acquisition, the Company recorded goodwill of approximately $7.3 million and intangible assets of approximately $0.4 million, principally comprised of customer relationships which will be amortized over 5 years.  The acquisition of Fortech has been included in the Company’s results beginning on the October 4, 2010 acquisition date.  The purchase price allocation is not finalized and is subject to the final working capital adjustments, which are not expected to be material.  The pro forma effect of this acquisition was not material to the consolidated financial position and results of operations presented in this report.

3.	INVENTORY
The components of inventory are as follows:

(in thousands)	December 31, 2010	June 30, 2010
Raw materials	$2,024	$1,807
Finished goods	36,318	33,296
Total inventory	$38,342	$35,103

4.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Short-term and long-term investments consist of the following:

	December 31, 2010		June 30, 2010
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit - international	$93,006	$93,006	$56,270	$56,270
Auction rate securities	57,625	47,971	64,275	53,258
U.S. government debt securities	50,113	50,113	108,323	108,323
Foreign corporate debt securities	15,391	15,391	10,126	10,126
Total investments	$216,135	$206,481	$238,994	$227,977

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets (excludes cash and cash equivalents of approximately $513.9 million and $377.2 million as of December 31, 2010 and June 30, 2010):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at December 31, 2010:
Short-term and long-term investments:
Time deposit - international	$-	93,006	$-	$93,006
Auction rate securities	-	-	47,971	47,971
U.S. government debt securities	50,113	-	-	50,113
Foreign corporate debt securities	15,391	-	-	15,391
Total short-term and long-term investments	$65,504	$93,006	$47,971	$206,481

Balance at June 30, 2010:
Short-term and long-term investments:
Time deposit - international	$-	$56,270	$-	$56,270
Auction rate securities	-	-	53,258	53,258
U.S. government	108,323	-	-	108,323
Foreign corporate debt security	10,126	-	-	10,126
Total short-term and long-term investments	$118,449	$56,270	$53,258	$227,977

At December 31, 2010 and June 30, 2010, all of the Company’s investments other than the Company’s investments in auction rate securities were recognized at fair value based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximated fair value.  During the six months ended December 31, 2010 and 2009, the Company did not recognize any gains or losses on its investments, other than related to the redemptions of two of its auction rate securities during the six months ended December 31, 2010.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at December 31, 2010 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$148,596	$148,596
Due 1 - 2 years	9,914	9,914
Due after 10 years - auction rate securities	57,625	47,971
Balance at December 31, 2010	$216,135	$206,481

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is either guaranteed by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  Before February 2008, based on the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of December 31, 2010 and June 30, 2010 instead of being classified as short-term investments, as was the case prior to February 2008.

As of December 31, 2010, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities to determine whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of whether any impairment is temporary or other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of December 31, 2010 were impaired by approximately $9.7 million as compared to an impairment of approximately $11.0 million as of June 30, 2010.  Approximately $5.8 million and $6.1 million of this impairment at December 31, 2010 and June 30, 2010, respectively, were deemed to be other-than-temporary.  The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $5.8 million of the cumulative other-than-temporary impairment losses as of December 31, 2010 were credit based.  Of this amount, approximately $0.1 million has been recorded in its consolidated statements of operations for the six months ended December 31, 2010 and the remaining amount previously was recorded in the Company’s prior fiscal years’ consolidated statements of operations.

The remaining cumulative impairment losses of approximately $3.9 million (approximately $2.4 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of December 31, 2010.

During the six months ended December 31, 2010, the Company redeemed approximately $6.7 million (at original cost) of its auction rate securities which had a carrying value of approximately $6.0 million and received approximately $6.4 million.  The redemptions resulted in a recognized gain of less than $0.1 million as the securities redeemed were previously determined to have a $0.3 million credit based other than temporary impairment loss.

A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI - Non-Credit Loss (1)	OTTI - Credit Loss (2)	Fair Value
Balance at June 30, 2010	$64,275	$(4,936)	$(32)	$(6,049)	$53,258
Changes in losses related to investments	-	797	-	(57)	740
Redemptions	(6,650)	249	32	342	(6,027)
Balance at December 31, 2010	$57,625	$(3,890)	$-	$(5,764)	$47,971

(1) Recorded in the accumulated other comprehensive income component of stockholders' equity.
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

As of December 31, 2010, the Company had no balance outstanding under the Credit Agreements and applied approximately $0.4 million to guarantees.  A total of approximately $49.6 million was available for future borrowings as of December 31, 2010.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2010 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of December 31, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the December 31, 2010 exchange rate) of the credit facility has been used for guarantees.

As of December 31, 2010, the Company had a borrowing capacity of approximately $50.1 million under all of the credit facilities described above.

7.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Selling, general and administrative	$4,164	4,204	$6,648	7,069
Research and development	125	143	251	290
Cost of sales	27	31	62	70
Total non-cash share-based compensation expense	4,316	4,378	6,961	7,429
Income tax benefit	(1,866)	(1,464)	(2,655)	(2,406)
Total non-cash share-based compensation expense, net of tax benefit	$2,450	$2,914	$4,306	$5,023
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.03	$0.03	$0.05	$0.05

No non-cash share-based compensation expense has been capitalized for the six months ended December 31, 2010 and 2009, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.

As of December 31, 2010, there was approximately $19.0 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.0 years.

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2010	2009	2010	2009
Net income attributable to MICROS Systems, Inc.	$32,328	$26,130	$63,944	$50,274
Effect of minority put arrangement	—	173	30	233
Net income available to MICROS Systems, Inc. common shareholders	$32,328	$26,303	$63,974	$50,507

Average common shares outstanding	80,748	79,700	80,479	79,724
Dilutive effect of outstanding stock options	1,969	1,534	1,911	1,559
Average common shares outstanding assuming dilution	82,717	81,234	82,390	81,283

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.40	$0.33	$0.79	$0.63
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.39	$0.32	$0.78	$0.62

Anti-dilutive weighted shares excluded from reconciliation	477	1,786	358	1,695

Results for the three months ended December 31, 2010 and 2009 include approximately $4.3 million ($2.4 million, net of tax) and $4.4 million ($2.9 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.03 for the three months ended December 31, 2010 and 2009.

Results for the six months ended December 31, 2010 and 2009 include approximately $7.0 million ($4.3 million, net of tax) and $7.4 million ($5.0 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.05 for each of the six month periods ended December 31, 2010 and 2009.

9.	RECENT ACCOUNTING GUIDANCE

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

10.	SEGMENT INFORMATION
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

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Revenues (1):
United States	$131,492	$117,026	$261,573	$228,416
International	126,765	118,530	239,940	226,626
Intersegment eliminations (2)	(11,140)	(9,909)	(20,982)	(17,994)
Total revenues	$247,117	$225,647	$480,531	$437,048

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Income before taxes (1):
United States	$25,594	$19,906	$53,869	$37,814
International	30,660	27,492	56,551	51,804
Intersegment eliminations (2)	(8,104)	(7,402)	(15,183)	(13,118)
Total income before taxes	$48,150	$39,996	$95,237	$76,500

	As of
(in thousands)	December 31, 2010	June 30, 2010
Identifiable assets (3):
United States	$592,997	$569,629
International	673,586	568,662
Total identifiable assets	$1,266,583	$1,138,291

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the asset.

11.	CONTINGENCIES
On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.  The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  As a result, the plaintiffs claimed that the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs appealed the verdicts on various grounds.  On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award.  In January 2011, both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision and response briefs.  During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters in its consolidated statements of operations in selling, general and administrative expenses.  The Company has also recognized interest expense of approximately $0.4 million related to the judgment as the amount payable will be subject to interest accruing at the statutory rate of 6% per annum.

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

We have been adversely affected by the current global recession.  We believe that weakened consumer spending and difficulties in obtaining credit have negatively affected our customers’ abilities to acquire or open new hospitality and retail venues, and also limit their willingness and ability to make significant capital expenditures on new systems and system upgrades.  However, we have experienced some increase in revenues in the six months ended December 31, 2010, which we believe reflects a modest improvement in economic conditions.  Moreover, we believe that our customers continued reliance on existing systems has had a favorable effect on our service revenues.  In light of current uncertain conditions, we continue to limit certain discretionary expenses, and scrutinize carefully any expansion of our workforce.

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

Examples of such forward-looking statements include:
•	our statements about the growth of and conditions in the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
•	our expectations regarding the effects of continued uncertain economic conditions on our customers, our distributors, and our business generally.
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British pound sterling) on our financial performance;
•
our belief that, subject to the specific matter described in note 11 to the consolidated financial statements included in this report, any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;

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

RESULTS OF OPERATIONS

Revenue:

Three Months Ended December 31, 2010:
The following table provides information regarding sales mix by reportable segments (amounts are net of intersegment eliminations, are based on location of the selling entity, and exclude export sales):

	Three Months Ended December 31,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$22,859	$21,879	$24,982	$23,914	$47,841	$45,793
Software	14,981	12,621	18,098	17,878	33,079	30,499
Service	79,540	69,034	86,657	80,321	166,197	149,355
Total Revenue	$117,380	$103,534	$129,737	$122,113	$247,117	$225,647

The following table sets forth the sales mix of Company products and services as a percent of total revenue:

	Three Months Ended December 31,
(in thousands)	2010	2009
Hardware	19.4%	20.3%
Software	13.4%	13.5%
Service	67.2%	66.2%
Total	100.0%	100.0%

For the three months ended December 31, 2010, total revenue was approximately $247.1 million, an increase of approximately $21.5 million, or 9.5% compared to the same period last year reflecting the following:
•
Hardware, software and service revenue increased by 4.5%, 8.5% and 11.3%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.  The software revenue increase also reflects a major rollout of Simphony by a large customer.

•
The revenue changes shown in the table above also reflect unfavorable foreign currency exchange rate fluctuations primarily for the Euro and the British pound sterling against the U.S. dollar, which negatively impacted total revenue by approximately $2.9 million.

•
The total revenue increase also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by Fortech and TIG Global, companies that we acquired in October 2010 and December 2009, respectively.

International segment revenue for the three months ended December 31, 2010 increased by approximately $7.6 million, or 6.2% compared to the same period last year due to the following:
•
Hardware, software and service revenue increased by 4.5%, 1.2% and 7.9%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The revenue changes shown in the table above also reflect unfavorable foreign currency exchange rate fluctuations primarily for the Euro and British pound sterling against the U.S. dollar, which negatively impacted total revenue by approximately $2.9 million.

•
The total revenue increase also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by Fortech, a company we acquired in October 2010.

U.S. segment revenue for the three months ended December 31, 2010 increased approximately $13.8 million, or 13.4% compared to the same period last year due to the following:
•
Hardware, software and service revenue increased by 4.5%, 18.7% and 15.2%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The software revenue increase also reflects a major rollout of Simphony by a large customer.  In addition, the service revenue increase reflects additional service revenue generated from the continued expansion of our customer base and the additional service revenue generated by TIG Global, a company that we acquired in December 2009.

Six Months Ended December 31, 2010:
The following table provides information regarding sales mix by reportable segments (amounts are net of intersegment eliminations, are based on location of the selling entity, and exclude export sales):

	Six Months Ended December 31,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$45,131	$42,842	$46,976	$46,257	$92,107	$89,099
Software	23,667	21,958	37,301	33,234	60,968	55,192
Service	164,423	139,067	163,033	153,690	327,456	292,757
Total Revenue	$233,221	$203,867	$247,310	$233,181	$480,531	$437,048

The following table sets forth the sales mix of Company products and services as a percent of total revenue:

	Six Months Ended December 31,
(in thousands)	2010	2009
Hardware	19.2%	20.4%
Software	12.7%	12.6%
Service	68.1%	67.0%
Total	100.0%	100.0%

For the six months ended December 31, 2010, total revenue was approximately $480.5 million, an increase of approximately $43.5 million, or 9.9% compared to the same period last year reflecting the following:
•
Hardware, software and service revenue increased by 3.4%, 10.5% and 11.9%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.  The software revenue increase also reflects a major rollout of Simphony by a large customer.

•
The revenue changes shown in the table above also reflect unfavorable foreign currency exchange rate fluctuations primarily for the Euro and British pound sterling against the U.S. dollar, which negatively impacted total revenue by approximately $5.6 million.

•
The total revenue increase also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by Fortech and TIG Global, companies that we acquired in October 2010 and December 2009, respectively.

International segment revenue for the six months ended December 31, 2010 increased by approximately $14.1 million, or 6.1% compared to the same period last year due to the following:
•
Hardware, software and service revenue increased by 1.6%, 12.2% and 6.1%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The revenue changes shown in the table above also reflect unfavorable foreign currency exchange rate fluctuations primarily for the Euro and the British pound sterling against the U.S. dollar, which negatively impacted total revenue by approximately $5.6 million.

•	The total revenue increase also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by Fortech.

U.S. segment revenue for the six months ended December 31, 2010 increased approximately $29.4 million, or 14.4% compared to the same period last year due to the following:
•
Hardware, software and service revenue increased by 5.3%, 7.8% and 18.2%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The software revenue increase also reflects a major rollout of Simphony by a large customer.  In addition, the service revenue increase reflects additional service revenue generated by TIG Global, a company that we acquired in December 2009, and the additional service revenue generated from the continued expansion of our customer base.

Cost of Sales:

Three Months Ended December 31, 2010:
The following table provides information regarding the cost of sales:

	Three Months Ended December 31,
	2010		2009
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$31,353	65.5%	$30,364	66.3%
Software	4,921	14.9%	7,045	23.1%
Service	73,473	44.2%	63,259	42.4%
Total Cost of Sales	$109,747	44.4%	$100,668	44.6%

For the three months ended December 31, 2010 and 2009, cost of sales as a percent of revenue were 44.4% and 44.6%, respectively.  Hardware cost of sales as a percent of related revenue for the three months ended December 31, 2010 decreased 0.8% compared to the same period last year primarily as a result of product mix and an overall improvement in margins on substantially all hardware product sales.

Software cost of sales as a percent of related revenue decreased approximately 8.2% compared to the same period last year due to an increase in the sale of internally developed software which has much higher margin than third party software.  The decrease also reflects a decrease in capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to the three months ended December 31, 2009.

Service costs as a percent of related revenue increased approximately 1.8% compared to the same period last year because the cost structure for services provided through TIG Global, a subsidiary we acquired in December 2009, generally is higher as a percent of its revenue than our overall service costs as a percent of our overall revenue.

Six Months Ended December 31, 2010:
The following table provides information regarding the cost of sales:

	Six Months Ended December 31,
	2010		2009
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$61,308	66.6%	$58,416	65.6%
Software	10,747	17.6%	12,432	22.5%
Service	144,686	44.2%	125,396	42.8%
Total Cost of Sales	$216,741	45.1%	$196,244	44.9%

For the six months ended December 31, 2010 and 2009, cost of sales as a percent of revenue were 45.1% and 44.9%, respectively.  Hardware cost of sales as a percent of related revenue for the six months ended December 31, 2010 increased 1.0% compared to the same period last year primarily as a result of an overall decrease in margins on substantially all hardware product sales.

Software cost of sales as a percent of related revenue decreased approximately 4.9% compared to the same period last year due to an increase in the sale of internally developed software which has much higher margin than third party software. The decrease also reflects a decrease in capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to the six months ended December 31, 2009.

Service costs as a percent of related revenue increased approximately 1.4% compared to the same period last year because the cost structure for services provided through TIG Global generally is higher as a percent of its revenue than our overall service costs as a percent of our overall revenue.

Selling, General and Administrative (“SG&A”) Expenses:
SG&A expenses, as a percentage of revenue, for the three months ended December 31, 2010, were 30.6%, a decrease of 1.0% compared to the same period last year.  This decrease was due to increased revenue, and our ability to manage our overall costs.  This decrease was partially offset by a $3.0 million litigation charge recognized during the three months ended December 31, 2010.

SG&A expenses, as a percentage of revenue, for the six months ended December 31, 2010, were 29.2%, a decrease of 2.0% compared to the same period last year.  This decrease was due to increased revenue, and our ability to manage our overall costs. This decrease was partially offset by a $3.0 million litigation charge recognized during the six months ended December 31, 2010.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs.  An analysis of the R&D expenses is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
R&D labor and other costs	$12,292	$10,436	$24,475	$21,653
Capitalized software development costs	(1,361)	(733)	(2,757)	(933)
Total R&D expenses	$10,931	$9,703	$21,718	$20,720
% of Revenue	4.4%	4.3%	4.5%	4.7%

The increase in capitalized software development costs primarily relates to development of the next generation property management and retail related software.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended December 31, 2010 and 2009 were approximately $4.2 million and $4.3 million, respectively.

Depreciation and amortization expenses for the six months ended December 31, 2010 and 2009 were approximately $8.4 million and $8.2 million, respectively.

Share-Based Compensation Expenses:
The following table shows the non-cash share-based compensation expenses we recognized in SG&A, cost of sales and R&D expenses discussed above:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
SG&A	$4,164	$4,204	$6,648	$7,069
R&D	125	143	251	290
Cost of sales	27	31	62	70
Total non-cash share-based compensation expense	4,316	4,378	6,961	7,429
Income tax benefit	(1,866)	(1,464)	(2,655)	(2,406)
Total non-cash share-based compensation expense, net of tax benefit	$2,450	$2,914	$4,306	$5,023
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.03	$0.03	$0.05	$0.05

As of December 31, 2010, there was approximately $19.0 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

Non-operating Income:
Net non-operating income for the three months ended December 31, 2010, was approximately $1.5 million compared to approximately $0.4 million for the same period last year.  The increase of approximately $1.1 million is primarily due to an increase in interest income of approximately $0.6 million, foreign currency exchange gains of approximately $0.2 million for the three months ended December 31, 2010 compared to foreign currency exchange losses of less than $0.3 million for the same period last year.

Net non-operating income for the six months ended December 31, 2010, was approximately $1.7 million compared to approximately $1.1 million for the same period last year.  The increase of approximately $0.6 million is primarily due to an increase in interest income of approximately $0.7 million.

Income Tax Provisions:
The effective tax rate for the three months ended December 31, 2010 and 2009 was 32.5% and 33.3%, respectively.  The effective tax rate for the six months ended December 31, 2010 and 2009 was 32.6% and 33.3%, respectively.  The decreases in tax rates for the three and six month periods ended December 31, 2010 compared to the same periods last year were primarily attributable to the changes in the aggregate valuation allowances and non-deductible compensation, partially offset by the earnings mix among jurisdictions.

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
•      Share-based compensation;
•      Income taxes.

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee.  Critical accounting estimates are described in greater detail in our Annual Report on Form 10-K for the year ended June 30, 2010 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our condensed consolidated statement of cash flows summary is as follows:

	Six Months Ended December 31,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$81,795	$85,921
Investing activities	16,767	(15,159)
Financing activities	11,947	(24,971)

Operating activities:
Net cash provided by operating activities for the six months ended December 31, 2010 decreased approximately $4.1 million compared to the six months ended December 31, 2009.  This decrease was primarily due to performance based compensation payments made during the six months ended December 31, 2010 and inventory build-up since June 30, 2010 in anticipation of customer roll outs, partially offset by an increase in net income as compared to the same period last year.

Investing activities:
Net cash flows provided by investing activities for the six months ended December 31, 2010 were approximately $16.8 million reflecting approximately $29.1 million we used to purchase investments, net of cash received from the sale of investments (including approximately $6.4 million received from the redemption of two of our auction rate securities.)  We also used approximately $4.3 million related to acquisitions and an additional $8.1 million to purchase property, plant and equipment, and internally developed software to be licensed to others.

Net cash flows used in investing activities for the six months ended December 31, 2009 were approximately $15.2 million reflecting approximately $29.0 million used in connection with the acquisition of TIG Global on December 31, 2009.  Additionally, approximately $5.0 million was used to purchase property, plant and equipment, and internally developed software to be licensed to others.  These amounts were partially offset by approximately $18.8 million received from the sale of investments, net of cash used to purchase investments.

Financing activities:
Net cash provided by financing activities for the six months ended December 31, 2010 was approximately $11.9 million, principally reflecting proceeds from stock option exercises of approximately $16.5 million and realized tax benefits from stock option exercises of approximately $4.9 million, partially offset by approximately $6.4 million used to purchase our stock, debt repayment of approximately $2.7 million and our purchase of stock of approximately $1.0 million following exercise of a put option held by former owners of a business we acquired.

Net cash used in financing activities for the six months ended December 31, 2009 was approximately $25.0 million, principally reflecting stock repurchases of approximately $35.0 million.  This amount was partially offset by proceeds from stock option exercises of approximately $7.0 million and realized tax benefits from stock option exercises of approximately $2.7 million.

Capital Resources

At December 31, 2010, the favorable foreign exchange rate fluctuations primarily for the Euro against the U.S. dollar positively affected our cash and cash equivalents’ balance by approximately $26.1 million.  Our cash and cash equivalents’ balance of approximately $513.9 million at December 31, 2010 is an increase of approximately $136.7 million from the June 30, 2010 balance and an increase of approximately $76.7 million from the September 30, 2010 balance.  All cash and cash equivalents are being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2010, provided an aggregate $65.0 million multi-currency committed line of credit.  On July 31, 2010, the Credit Agreements were amended to extend the maturity date until July 31, 2013, with some further modifications to the terms and conditions, including the addition and deletion of certain subsidiaries as co-borrowers, a reduction in the overall limit on the line to $50.0 million (a change made at our request), and reduction in certain fees payable to the lenders under certain circumstances.  As of December 31, 2010, we had no balance outstanding under the Credit Agreements and had applied approximately $0.4 million to guarantees.  We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2010 exchange rate).  As of December 31, 2010, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the December 31, 2010 exchange rate) of the credit facility has been used for guarantees.  As of December 31, 2010, we had a borrowing capacity of approximately $50.1 million under all of the credit facilities described above.  See Note 6 “Line of Credit,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities.

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

Financial indicators of our liquidity and capital resources as of December 31, 2010 and June 30, 2010, were as follows:

(in thousands, except ratios)	December 31, 2010	June 30, 2010
Cash and cash equivalents and short-term investments (1)	$662,457	$545,298
Available credit facilities	$51,337	$66,223
Outstanding credit facilities	—	(1,442)
Outstanding guarantees	(1,257)	(1,187)
Unused credit facilities	$50,080	$63,594
Working capital (2)	$586,236	$468,047
MICROS Systems, Inc.’s shareholders’ equity	$907,599	$783,380
Current ratio (3)	2.88	2.50

(1)
Does not include approximately $57.9 million and $60.0 million classified as long-term investments in our Consolidated Balance Sheet as of December 31, 2010 and June 30, 2010, respectively, of which approximately $48.0 million and $53.3 million are invested in auction rate securities, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the United States, of approximately $247.3 million and $233.2 million during the six months ended December 31, 2010 and 2009, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 10 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.  Our international business and presence expose us to certain risks, such as currency, interest rate and political risks.  With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.

We transacted business in approximately 40 and 39 currencies in the six months ended December 31, 2010 and 2009, respectively.  The relative currency mix for the three and six months ended December 31, 2010 and 2009 was as follows:

	% of Reported Revenue (1)				Exchange Rates to U.S.
	Three Months Ended December 31,		Six Months Ended December 31,		Dollar as of December 31,
Revenues by currency (1)	2010	2009	2010	2009	2010	2009
United States Dollar	53%	51%	54%	52%	1.0000	1.0000
European Euro	20%	21%	20%	22%	1.3370	1.4316
British Pound Sterling	7%	7%	7%	7%	1.5599	1.6163
Swiss Franc	2%	2%	2%	2%	1.0703	0.9658
Australian Dollar	2%	2%	2%	1%	1.0219	0.8983
Canadian Dollar	1%	2%	1%	1%	1.0024	0.9512
Singapore Dollar	1%	1%	1%	1%	0.7793	0.7116
Mexican Peso	1%	1%	1%	1%	0.0810	0.0765
Sweden Krona	1%	1%	1%	1%	0.1488	0.1397
Thailand Baht	1%	1%	1%	1%	0.0333	0.0300
Japanese Yen	1%	1%	1%	1%	0.0123	0.0107
All Other Currencies (2)	10%	10%	9%	10%	0.1850	0.1891
Total	100%	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month and six month exchange rates (as applicable) for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average December 31, 2010 and 2009 exchange rates for the currencies.  Weighting is based on the six month revenue for each country or region whose currency is included in “All Other Currencies.”  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the relevant period.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in the six months ended December 31, 2010 would have affected our total revenues by approximately $12.8 million, or 2.7%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

Interest rate risk
Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives.  At December 31, 2010, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.   Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our lines of credit.  As we had no borrowing as of December 31, 2010, a 1% change in interest rate would have resulted in no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of December 31, 2010, and the change in our interest income would be an increase of approximately $3.3 million based on the cash, cash equivalents and short term investment balances as of December 31, 2010 for the six month period then ended.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.  However, see Note 4 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for a discussion regarding auction rate securities.

Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors” in an Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and in Part II, Item 1A, “Risk Factors” in this report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 11 to the condensed consolidated financial statements included in this report for information regarding certain pending legal proceedings.

ITEM 1A.   RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

Global economic conditions have had and may continue to have adverse effects on our business.

We have experienced reduced growth rates as compared to historic periods in total revenues that we believe are attributable in part to uncertain global economic conditions.  Economic conditions that are beyond our control, including the global recession, tight credit markets, reductions in consumer spending, and fluctuations in exchange rates, have resulted in demand for our products and services below historic trends.

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

In addition, continued weakness in domestic and foreign economies may cause some of our distributors and customers to become illiquid and delay payments, or may otherwise adversely affect our ability to collect on their accounts, which would result in higher levels of bad debt expense.  Although adverse changes in the financial condition of our customers and distributors have not had a material effect on our financial condition or operating results, continued uncertain economic conditions may require that we institute protective measures such as financial reviews, modified customer credit limits and identification of alternative vendors, and ultimately could materially adversely affect our business.

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

ITEM 6.        EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Capital Advisors, LLC (filed herewith).
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934 (filed herewith).
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
101
The following materials from MICROS Systems’ Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2010 and 2009, (v) Condensed Consolidated Statements of Comprehensive Income for the six months ended December 31, 2010 and 2009, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMICROS SYSTEMS, INC.
(Registrant)

Date: February 3, 2011	U/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: February 3, 2011	U/s/ Michael P. Russo
Michael P. Russo
Vice President and Corporate Controller