Form 10-Q
period 2011-03-31
MICROS SYSTEMS INC
filed 2011-05-05
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
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

YES ☐                      NO ☑

As of April 30, 2011, there were issued and outstanding 81,113,471 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and nine months ended March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	June 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$606,495	$377,205
Short-term investments	142,687	168,093
Accounts receivable, net of allowance for doubtful accounts of $31,710 at March 31, 2011 and $28,392 at June 30, 2010	175,023	153,066
Inventory	35,674	35,103
Deferred income taxes	21,375	19,624
Prepaid expenses and other current assets	30,922	27,004
Total current assets	1,012,176	780,095

Long-term investments	53,564	59,884
Property, plant and equipment, net	27,754	27,349
Deferred income taxes, non-current	20,073	13,556
Goodwill	235,620	213,825
Intangible assets, net	19,297	19,590
Purchased and internally developed software costs, net of accumulated amortization of $82,134 at March 31, 2011 and $71,985 at June 30, 2010	19,523	17,468
Other assets	7,273	6,524
Total assets	$1,395,280	$1,138,291

LIABILITIES AND EQUITY
Current Liabilities:
Bank lines of credit	$-	$1,442
Accounts payable	46,753	44,783
Accrued expenses and other current liabilities	149,683	135,469
Income taxes payable	5,759	5,856
Deferred revenue	163,206	124,498
Total current liabilities	365,401	312,048

Income taxes payable, non-current	26,009	22,737
Deferred income taxes, non-current	5,985	2,590
Other non-current liabilities	14,408	11,304
	411,803	348,679
Commitments and contingencies (Note 12)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 81,071 at March 31, 2011 and 80,042 at June 30, 2010	2,027	2,001
Capital in excess of par	145,558	117,462
Retained earnings	792,303	689,750
Accumulated other comprehensive income (loss)	37,178	(25,833)
Total MICROS Systems, Inc. shareholders' equity	977,066	783,380
Noncontrolling interest	6,411	6,232
Total equity	983,477	789,612

Total liabilities and equity	$1,395,280	$1,138,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue:
Hardware	$49,901	$47,207	$142,008	$136,306
Software	31,075	29,525	92,043	84,716
Services	172,217	152,322	499,673	445,080
Total revenue	253,193	229,054	733,724	666,102

Cost of sales:
Hardware	31,827	29,999	93,135	88,415
Software	5,288	6,102	16,034	18,534
Services	74,700	68,643	219,386	194,038
Total cost of sales	111,815	104,744	328,555	300,987

Gross margin	141,378	124,310	405,169	365,115

Selling, general and administrative expenses (1)	74,158	68,317	214,348	204,796
Research and development expenses	11,766	10,450	33,484	31,169
Depreciation and amortization	3,548	4,674	11,911	12,835
Total operating expenses	89,472	83,441	259,743	248,800

Income from operations	51,906	40,869	145,426	116,315

Non-operating income (expense):
Interest income	1,277	922	3,962	2,884
Interest expense (1)	(264)	(75)	(857)	(162)
Other (expense) income, net (2)	(337)	524	(713)	(297)
Total non-operating income, net	676	1,371	2,392	2,425

Income before taxes	52,582	42,240	147,818	118,740
Income tax provision	13,724	12,123	44,766	37,593
Net income	38,858	30,117	103,052	81,147
Less: Net (income) loss attributable to noncontrolling interest	(279)	81	(529)	(674)
Net income attributable to MICROS Systems, Inc.	$38,579	$30,198	$102,523	$80,473

Net income per common share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.48	$0.38	$1.27	$1.01
Diluted	$0.47	$0.37	$1.24	$0.99

Weighted-average number of shares outstanding:
Basic	80,957	79,713	80,636	79,721
Diluted	82,913	81,338	82,562	81,299

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to
OTTI change included in other non-operating income (expense) (2):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total other-than-temporary impairment losses (gains)	$-	$113	$(317)	$349
Adjustment:
Change in non-credit based OTTI recognized in other comprehensive income	-	(113)	-	38
Change in credit based OTTI due to redemption	-	-	342	-
Change in non-credit based OTTI due to redemption	-	-	32	-
Credit based OTTI recognized in non-operating income/expense	$-	$-	$57	$387

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) See Note 11 "Contingencies" in Notes to Condensed Consolidated Financial Statements.
(2) See Note 4 "Financial Instruments and Fair Value Measurements" in Notes to Condensed Consolidated Financial Statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2011	2010

Net cash flows provided by operating activities	$153,230	$157,818

Cash flows from investing activities:
Proceeds from sales and maturities of investments	210,362	216,302
Purchases of investments	(167,211)	(241,246)
Net cash paid for acquisitions	(12,669)	(29,034)
Purchases of property, plant and equipment	(7,893)	(6,029)
Internally developed software costs	(4,167)	(1,853)
Disposal of property, plant and equipment	89	184
Net cash flows provided by (used in) investing activities	18,511	(61,676)

Cash flows from financing activities:
Proceeds from stock option exercises	23,780	9,704
Realized tax benefits from stock option exercises	6,454	3,581
Repurchases of common stock	(11,871)	(35,905)
Proceeds from line of credit	1,131	-
Principal payments on line of credit	(2,655)	-
Exercise of non-controlling put option	(1,041)	-
Other	(572)	291
Net cash flows provided by (used in) financing activities	15,226	(22,329)

Effect of exchange rate changes on cash and cash equivalents	42,323	(9,053)

Net increase in cash and cash equivalents	229,290	64,760

Cash and cash equivalents at beginning of year	377,205	292,257
Cash and cash equivalents at end of period	$606,495	$357,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total
Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	-	-	-	102,523	-	529	103,052
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	62,557	752	63,309
Unrealized losses on long-term investments, net of tax of $279	-	-	-	-	454	-	454
Non-controlling interest put arrangement	-	-	-	30	-	-	30
Purchase of minority interest	-	-	-	-	-	(682)	(682)
Dividends to non-controlling interest						(420)	(420)
Share-based compensation	-	-	9,521	-	-	-	9,521
Stock issued upon exercise of options	1,293	32	23,748	-	-	-	23,780
Repurchases of stock	(264)	(6)	(11,865)	-	-	-	(11,871)
Income tax benefit from options exercised	-	-	6,692	-	-	-	6,692
Balance, March 31, 2011	81,071	$2,027	$145,558	$792,303	$37,178	$6,411	$983,477

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total
Balance, June 30, 2009	80,310	$2,008	$125,640	$575,095	$16,254	$6,034	$725,031
Net income	-	-	-	80,473	-	674	81,147
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(8,823)	(352)	(9,175)
Unrealized losses on long-term investments, net of tax of $286	-	-	-	-	105	-	105
Non-controlling interest put arrangement	-	-	-	196	-	-	196
Dividends to non-controlling interest						-	-
Share-based compensation	-	-	9,804	-	-	-	9,804
Stock issued upon exercise of options	808	20	9,684	-	-	-	9,704
Repurchases of stock	(1,296)	(32)	(35,873)	-	-	-	(35,905)
Income tax benefit from options exercised	-	-	3,774	-	-	-	3,774
Balance, March 31, 2010	79,822	$1,996	$113,029	$655,764	$7,536	$6,356	$784,681

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2011	2010

Net income	$103,052	$81,147
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	63,309	(9,175)
Change in unrealized losses on long-term investments, net of taxes of $279 and $286	454	105
Total other comprehensive income, net of taxes	63,763	(9,070)

Comprehensive income	166,815	72,077

Comprehensive income attributable to non-controlling interest	(1,281)	(322)

Comprehensive income attributable to MICROS Systems, inc.	$165,534	$71,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein.  The results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future periods.  Certain prior period amounts have been reclassified in the accompanying financial statements to conform to the current period presentation.

2.	ACQUISITIONS
During the nine months ended March 31, 2011, the Company acquired stock in two companies for an aggregate total cash purchase price of approximately $18.8 million, including cash acquired.  In addition, the sellers of one of the companies may receive up to an additional $1.1 million based upon achievement of certain specified financial targets during designated time periods.  Approximately $0.9 million of the $1.1 million has been included in the purchase price allocation based on fair value of this contingent obligation.  Approximately $2.4 million of the aggregate total purchase price has been retained by the Company, and if specified claims are made by the Company against the sellers, such amounts may be used to satisfy those claims.  In connection with the acquisitions described above, the Company recorded aggregate goodwill of approximately $14.6 million and intangible assets of approximately $3.4 million, principally comprised of customer relationships and capitalized software.  The acquisitions have been included in the Company’s results beginning on each of the respective acquisition dates of October 4, 2010 and February 1, 2011.  The purchase price allocations are not finalized and are also subject to the final working capital adjustments, which are not expected to be material.  The pro forma effects of these acquisitions, whether considered individually or in the aggregate, were not material to the consolidated financial position and results of operations presented in this report.

3.	INVENTORY
The components of inventory at March 31, 2011 and June 30, 2010 were as follows:

(in thousands)	March 31, 2011	June 30, 2010
Raw materials	$1,697	$1,807
Finished goods	33,977	33,296
Total inventory	$35,674	$35,103

4.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Short-term and long-term investments consist of the following:

	March 31, 2011		June 30, 2010
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$84,777	$84,777	$56,270	$56,270
Auction rate securities	57,625	47,626	64,275	53,258
U.S. government debt securities	45,372	45,372	108,323	108,323
Foreign corporate debt securities	18,476	18,476	10,126	10,126
Total investments	$206,250	$196,251	$238,994	$227,977

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Under applicable accounting standards the following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets (excludes cash and cash equivalents of approximately $606.5 million and $377.2 million as of March 31, 2011 and June 30, 2010):

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at March 31, 2011:
Time deposit – international	$—	$84,777	$—	$84,777
Auction rate securities	—	—	47,626	47,626
U.S. government debt securities	45,372	—	—	45,372
Foreign corporate debt securities	18,476	—	—	18,476
Total investments	$63,848	$84,777	$47,626	$196,251

Balance at June 30, 2010:
Time deposit – international	$—	$56,270	$—	$56,270
Auction rate securities	—	—	53,258	53,258
U.S. government debt securities	108,323	—	—	108,323
Foreign corporate debt securities	10,126	—	—	10,126
Total investments	$118,449	$56,270	$53,258	$227,977

At March 31, 2011 and June 30, 2010, all of the Company’s investments other than the Company’s investments in auction rate securities were recognized at fair value based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximated fair value.  During the nine months ended March 31, 2011 and 2010, the Company did not recognize any gains or losses on its investments, other than related to the redemptions of two of its auction rate securities during the nine months ended March 31, 2011.  See “Auction Rate Securities” below for further discussion regarding the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at March 31, 2011 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$142,687	$142,687
Due 1 -2 years	5,938	5,938
Due after 10 years – auction rate securities	57,625	47,626
Balance at March 31, 2011	$206,250	$196,251

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is either guaranteed by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  AMBAC Financial Group commenced a voluntary case under Chapter 11 of the US Bankruptcy Code in November 2010, which may limit or avoid its obligations to provide insurance for repayment of the relevant securities.  Before February 2008, based on the liquidity previously provided by the interest rate reset mechanism and the short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of March 31, 2011 and June 30, 2010, instead of being classified as short-term investments, as was the case prior to February 2008.

As of March 31, 2011, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities to determine whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment of whether any impairment is temporary or other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default, if any, and (f) probability that the securities will be sold at auction or through early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of March 31, 2011 were impaired by approximately $10.0 million as compared to an impairment of approximately $11.0 million as of June 30, 2010.  Approximately $5.8 million and $6.1 million of this impairment at March 31, 2011 and June 30, 2010, respectively, were deemed to be other-than-temporary.  The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $5.8 million of the cumulative other-than-temporary impairment losses as of March 31, 2011 were credit based.  Of this amount, approximately $0.1 million has been recorded in its consolidated statements of operations for the nine months ended March 31, 2011 and the remaining amount was previously recorded in the Company’s prior fiscal years’ consolidated statements of operations.

The remaining cumulative impairment losses of approximately $4.2 million (approximately $2.6 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of March 31, 2011.

During the nine months ended March 31, 2011, the Company redeemed approximately $6.7 million (at original cost) of its auction rate securities which had a carrying value of approximately $6.0 million and received approximately $6.4 million.  The redemptions resulted in a recognized gain of less than $0.1 million as the securities redeemed were previously determined to have a $0.3 million credit based other than temporary impairment loss.

A reconciliation of changes in the fair value of auction rate securities from June 30, 2010 to March 31, 2011, and the related unrealized losses, were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance at June 30, 2010:	$64,275	$(4,936)	$(32)	$(6,049)	$53,258
Changes in losses related to investments	—	452	—	(57)	395
Redemptions	(6,650)	249	32	342	(6,027)
Balance at March 31, 2011	$57,625	$(4,235)	$—	$(5,764)	$47,626

(1)      Recorded in the accumulated other comprehensive income component of stockholders’ equity.
(2)      Recorded in the condensed consolidated statement of operations.

The Company plans to continue to monitor its investments, including the liquidity of and creditworthiness of the issuers of its auction rate securities, on an ongoing basis for indications of further impairment and, if an impairment is identified, for proper classification of the impairment.  Based on the Company’s expected operating cash flows and sources of cash, the Company does not believe that continued impediments to the Company’s ability to sell its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

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

For borrowings in U.S. currency, the interest rate under the Credit Agreements is equal to the higher of the federal funds rate plus 50 basis points or the prime rate.  For borrowings in foreign currencies, the interest rate is determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters.  Under the terms of the Credit Agreements, the Company is required to pay to the Lenders insignificant commitment fees on the unused portion of the line of credit.  The Credit Agreements also contain certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies.  In case of an event of default, as defined in the Credit Agreements, including those not cured within any applicable cure period, the Lenders’ remedies include their ability to declare all outstanding loans, plus interest and other related amounts owed, to be immediately due and payable in full, and to pursue all rights and remedies available to them under the Credit Agreements or under applicable law.

As of March 31, 2011, the Company had no balance outstanding under the Credit Agreements and applied approximately $0.4 million to guarantees.  A total of approximately $49.6 million was available for future borrowings as of March 31, 2011.

The Company also has a credit facility with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the March 31, 2011 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of March 31, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.9 million at the March 31, 2011 exchange rate) of the credit facility has been used for guarantees.

As of March 31, 2011, the Company had a borrowing capacity of approximately $50.1 million under all of the credit facilities described above.

7.	SHARE-BASED COMPENSATION
The following table provides information, for the three and nine-month periods ended March 31, 2011 and 2010, regarding the location in the consolidated statement of operations and the total and per share after tax effect of the Company’s non-cash share-based compensation expense.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Selling, general and administrative	$2,419	$2,232	$9,066	$9,300
Research and development	117	108	368	399
Cost of sales	25	35	87	105
Total non-cash share-based compensation expense	2,561	2,375	9,521	9,804
Income tax benefit	(802)	(817)	(3,457)	(3,222)
Total non-cash share-based compensation expense, net of tax benefit	$1,759	$1,558	$6,064	$6,582
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.02	0.02	$0.07	$0.08

No non-cash share-based compensation expense has been capitalized for the nine months ended March 31, 2011 and 2010, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.

As of March 31, 2011, there was approximately $20.0 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.1 years.

8.	NET INCOME PER SHARE ATTRIBUTABLE TO MICROS SYSTEMS, INC. COMMON SHAREHOLDERS
Basic net income per share attributable to MICROS Systems, Inc. common shareholders is computed by dividing net income available to MICROS Systems, Inc. by the weighted-average number of shares outstanding.  Diluted net income per share attributable to MICROS Systems, Inc. common shareholders includes the dilutive effect of stock options.  The following table provides information regarding computation of the net income available to MICROS Systems, Inc. common shareholders, the weighted-average number of common shares outstanding assuming dilution, and basic and diluted net income per share for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine months ended March 31,
(in thousands, except per share data)	2011	2010	2011	2010
Net income attributable to MICROS Systems, Inc.	$38,579	$30,198	$102,523	$80,473
Effect of minority put arrangement	—	(36)	30	196
Net income available to MICROS Systems, Inc. common shareholders	$38,579	$30,162	$102,553	$80,669

Weighted average common shares outstanding	80,957	79,713	80,636	79,721
Dilutive effect of outstanding stock options	1,956	1,625	1,926	1,578
Weighted average common shares outstanding assuming dilution	82,913	81,338	82,562	81,299

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.48	$0.38	$1.27	$1.01
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.47	$0.37	$1.24	$0.99

Anti-dilutive weighted shares excluded from reconciliation	833	2,146	615	1,840

Results for the three months ended March 31, 2011 and 2010 include approximately $2.6 million ($1.8 million, net of tax) and $2.4 million ($1.6 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.02 for each of the three month periods ended March 31, 2011 and 2010.

Results for the nine months ended March 31, 2011 and 2010 include approximately $9.5 million ($6.1 million, net of tax) and $9.8 million ($6.6 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.07 and $0.08 for the nine month periods ended March 31, 2011 and 2010, respectively.

9.	RECENT ACCOUNTING GUIDANCE
On July 1, 2010, the Company adopted authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance adopted by the Company, when vendor-specific objective evidence or third-party evidence of the selling price for a deliverable is not available, a vendor must use its best estimate of the selling price of the deliverable when applying the relative selling price method.  Under the relative selling price method, a vendor must separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Revenues (1):
United States	$135,612	$125,294	$400,478	$355,434
International	128,973	112,263	365,620	337,165
Intersegment eliminations (2)	(11,392)	(8,503)	(32,374)	(26,497)
Total revenues	$253,193	$229,054	$733,724	$666,102

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Income before taxes (1):
United States	$32,059	$20,428	$87,904	$59,188
International	29,062	27,926	83,636	78,784
Intersegment eliminations (2)	(8,539)	(6,114)	(23,722)	(19,232)
Total income before taxes	$52,582	$42,240	$147,818	$118,740

	As of
(in thousands)	March 31, 2011	June 30, 2010
Identifiable assets (3):
United States	$641,694	$569,629
International	753,586	568,662
Total identifiable assets	$1,395,280	$1,138,291

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the asset.

11.	SHAREHOLDERS’ EQUITY:
During the period from fiscal year 2002 through fiscal year 2010, the Board of Directors authorized the purchase of up to an aggregate of 14 million shares of the Company’s common stock.   On August 24, 2010, the Board of Directors authorized the purchase of two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of March 31, 2011, approximately 3.4 million additional shares are available for purchases under the most recent authorization.

The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

	Number of Shares	Average Purchase Price per Share	Total Purchase Value (in thousands)
Total shares purchased:
As of June 30, 2010	12,363,870	$20.66	$255,464
Three months ended September 30, 2010	—	—	—
Three months ended December 31, 2010	144,879	$44.15	6,397
Three months ended March 31, 2011	118,836	$46.06	5,474
As of March 31, 2011	12,627,585	$21.17	$267,335

12.	CONTINGENCIES
On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.  The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs appealed the verdicts on various grounds.  On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award.  In January 2011, both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision and response briefs.  On April 1, 2011, the Superior Court denied all of the motions for reconsideration.  Subsequently, on April 13, 2011, the Company and one of the plaintiffs filed petitions for allowance of appeal of certain issues to the Pennsylvania Supreme Court.  The Pennsylvania Supreme Court has not yet ruled on either of the petitions.  During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters, which is included in its selling, general and administrative expenses.  The Company has also recognized interest expense of approximately $0.4 million related to the judgment as the amount payable will be subject to interest accruing at the statutory rate of 6% per annum.

The Company is and has been involved in legal proceedings arising in the normal course of business, and, subject to the outcome of the matter referenced above, the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

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

We are organized and operate in four operating segments:  U.S., Europe, the Pacific Rim, and the Latin America regions.  We have identified our U.S. operating segment as a separate reportable segment and we have aggregated our three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics.  Our management views the U.S. and international segments separately in operating our business, although the products and services are similar for each segment.

We have been adversely affected by the current global recession.  We believe that weakened consumer spending and difficulties in obtaining credit have negatively affected our customers’ abilities to acquire or open new hospitality and retail venues, and also limit their willingness and ability to make significant capital expenditures on new systems and system upgrades.  However, we have experienced some increase in revenues in the nine months ended March 31, 2011, which we believe reflects a modest improvement in economic conditions.  Moreover, we believe that our customers’ continued reliance on existing systems has had a favorable effect on our service revenues.  In light of current uncertain conditions, we continue to limit certain discretionary expenditures, and scrutinize carefully any expansion of our workforce.

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

Examples of such forward-looking statements include:
•	our statements about the growth of and conditions in the hospitality and retail industries generally, and our analysis of the growth and direction of various sectors within those industries;
•	our expectations regarding the effects of continued uncertain economic conditions on our customers, our distributors, and our business generally.
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro, British Pound Sterling and Australian Dollar) on our financial performance;
•
our belief that, subject to the specific matter described in note 12 to the consolidated financial statements included in this report, any existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;

•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;
•	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations about our capital expenditures for future periods;
•	our expectations that our exposure to interest rate risk will not materially change in the future;
•	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
•	our expectations regarding valuation and liquidity of auction rate securities in which we have invested.
•	our expectation that further impediments to our ability to sell our auction rate securities will not materially affect our ability to meet our liquidity needs.

RESULTS OF OPERATIONS

Revenue:

Three Months Ended March 31, 2011:
The following table provides information for the three months ended March 31, 2011 and 2010, regarding sales mix by reportable segments (amounts are net of intersegment eliminations, are based on location of the selling entity, and exclude export sales):

	Three Months Ended March 31,
	U.S.		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$25,382	$26,185	$24,519	$21,022	$49,901	$47,207
Software	11,652	10,441	19,423	19,084	31,075	29,525
Service	80,198	74,864	92,019	77,458	172,217	152,322
Total Revenue	$117,232	$111,490	$135,961	$117,564	$253,193	$229,054

The following table sets forth the sales mix of Company products and services as a percent of total revenue:

	Three Months Ended March 31,
(in thousands)	2011	2010
Hardware	19.7%	20.6%
Software	12.3%	12.9%
Service	68.0%	66.5%
Total	100.0%	100.0%

For the three months ended March 31, 2011, total revenue was approximately $253.2 million, an increase of approximately $24.1 million, or 10.5% compared to the same period last year principally due to the following factors:
•
Hardware, software and service revenue increased by 5.7%, 5.2% and 13.1%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.  The software revenue increase also reflects continued rollouts of Simphony.

•
The revenue changes shown in the table above also reflect favorable foreign currency exchange rate fluctuations primarily for the Australian Dollar, Euro and the British Pound Sterling against the U.S. dollar, which favorably impacted total revenue by approximately $5.6 million.

•
The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by companies that we acquired since March 31, 2010.

International segment revenue for the three months ended March 31, 2011 increased by approximately $18.4 million, or 15.6% compared to the same period last year principally due to the following factors:
•
Hardware, software and service revenue increased by 16.6%, 1.8% and 18.8%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The revenue changes shown in the table above also reflect favorable foreign currency exchange rate fluctuations primarily for the Australian Dollar, Euro and British Pound Sterling against the U.S. dollar, which favorably impacted total revenue by approximately $5.6 million.

•
The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by companies that we acquired since March 31, 2010.

U.S. segment revenue for the three months ended March 31, 2011 increased approximately $5.7 million, or 5.2% compared to the same period last year principally due to the following factors:
•
Software and service revenue increased by 11.6% and 7.1%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.  Hardware revenue decreased by 3.1% compared to the same period last year primarily as the three months ended March 31, 2010 included continued sales of hardware related to the point of sale system deployment by a large customer.

•
The software revenue increase also reflects continued rollouts of Simphony.  In addition, the service revenue increase reflects additional service revenue generated from the continued expansion of our customer base.

Nine months ended March 31, 2011:
The following table provides information for the nine months ended March 31, 2011 and 2010 regarding sales mix by reportable segments (amounts are net of intersegment eliminations, are based on location of the selling entity, and exclude export sales):

	Nine months ended March 31,
	U.S.		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$70,513	$69,028	$71,495	$67,278	$142,008	$136,306
Software	35,319	32,403	56,724	52,313	92,043	84,716
Service	244,621	213,936	255,052	231,144	499,673	445,080
Total Revenue	$350,453	$315,367	$383,271	$350,735	$733,724	$666,102

The following table sets forth the sales mix of Company products and services as a percent of total revenue:

	Nine months ended March 31,
(in thousands)	2011	2010
Hardware	19.4%	20.5%
Software	12.5%	12.7%
Service	68.1%	66.8%
Total	100.0%	100.0%

For the nine months ended March 31, 2011, total revenue was approximately $733.7 million, an increase of approximately $67.6 million, or 10.2% compared to the same period last year principally due to the following factors:
•
Hardware, software and service revenue increased by 4.2%, 8.6% and 12.3%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.  The software revenue increase also reflects a major rollout of Simphony by a large customer.

•
The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by companies that we acquired after March 31, 2010.

•	Foreign currency exchange rate fluctuations against the U.S. dollar were not a significant factor, as they had less than a $0.1 million impact on total revenue.

International segment revenue for the nine months ended March 31, 2011 increased by approximately $32.5 million, or 9.3% compared to the same period last year principally due to the following factors:
•
Hardware, software and service revenue increased by 6.3%, 8.4% and 10.3%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by companies that we acquired since March 31, 2010.

U.S. segment revenue for the nine months ended March 31, 2011 increased approximately $35.1 million, or 11.1% compared to the same period last year principally due to the following factors:
•
Hardware, software and service revenue increased by 2.2%, 9.0% and 14.3%, respectively, compared to the same period last year.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions.

•
The software revenue increase also reflects a major rollout of Simphony by a large customer.  In addition, the service revenue for the nine-month period ended March 31, 2011 includes additional service revenue generated by TIG Global, a company that we acquired in December 2009.  The increase in service revenue also reflects the continued expansion of our customer base.

Cost of Sales:

Three Months Ended March 31, 2011:
The following table provides information regarding the cost of sales during the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March31,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$31,827	63.8%	$29,999	63.5%
Software	5,288	17.0%	6,102	20.7%
Service	74,700	43.4%	68,643	45.1%
Total Cost of Sales	$111,815	44.2%	$104,744	45.7%

For the three months ended March 31, 2011 and 2010, cost of sales as a percent of revenue were 44.2% and 45.7%, respectively.  Hardware cost of sales as a percent of related revenue for the three months ended March 31, 2011 increased 0.3% compared to the same period last year primarily as a result of lower margins on substantially all hardware product sales.

Software cost of sales as a percent of related revenue decreased approximately 3.7% compared to the same period last year due to a favorable product mix.  There was an increase in sales of internally developed software, which has much higher margins than third party software, and a decrease in sales of third party software.  The decrease also reflects lower capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to the three months ended March 31, 2010.

Service costs as a percent of related revenue decreased approximately 1.7% compared to the same period last year, reflecting our ability to decrease our overall service labor costs.

Nine months ended March 31, 2011:
The following table provides information regarding the cost of sales for the nine month periods ended March 31, 2011 and 2010:

	Nine months ended March 31,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$93,135	65.6%	$88,415	64.9%
Software	16,034	17.4%	18,534	21.9%
Service	219,386	43.9%	194,038	43.6%
Total Cost of Sales	$328,555	44.8%	$300,987	45.2%

For the nine months ended March 31, 2011 and 2010, cost of sales as a percent of revenue were 44.8% and 45.2%, respectively.  Hardware cost of sales as a percent of related revenue for the nine months ended March 31, 2011 increased 0.7% compared to the same period last year primarily as a result of lower margins on substantially all hardware product sales during the period ended March 31, 2011.

Software cost of sales as a percent of related revenue decreased approximately 4.5% compared to the same period last year due to a favorable product mix.  There was an increase in sales of internally developed software, which has much higher margins than third party software, and a decrease in sales of third party software.  The decrease also reflects lower capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to the nine months ended March 31, 2010.

Service costs as a percent of related revenue increased approximately 0.3% compared to the same period last year because the cost structure for services provided through TIG Global is generally higher as a percent of its revenue than our overall service costs as a percent of our overall revenue.  This increase was partially offset by a decrease in overall service labor costs.

Selling, General and Administrative (“SG&A”) Expenses:
SG&A expenses, as a percentage of revenue, for the three months ended March 31, 2011, were 29.3%, a decrease of 0.5% compared to the same period last year.  This decrease was due to increased revenue and our ability to manage our overall costs.

SG&A expenses, as a percentage of revenue, for the nine months ended March 31, 2011, were 29.2%, a decrease of 1.5% compared to the same period last year.  This decrease was due to increased revenue and our ability to manage our overall costs. This decrease was partially offset by a $3.0 million litigation charge recognized during the nine months ended March 31, 2011, described in Note 12, “Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in this report.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs.  The following table provides information regarding R&D expenses for the three and nine month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2011	2010	2011	2010
R&D labor and other costs	$13,176	$11,370	$37,651	$33,022
Capitalized software development costs	(1,410)	(920)	(4,167)	(1.853)
Total R&D expenses	$11,766	$10,450	$33,484	$31,169
% of Revenue	4.6%	4.6%	4.6%	4.7%

The increase in capitalized software development costs primarily relates to development of the next generation of property management and retail related software.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended March 31, 2011 and 2010 were approximately $3.5 million and $4.7 million, respectively.  Depreciation and amortization expenses for the nine months ended March 31, 2011 and 2010 were approximately $11.9 million and $12.8 million, respectively.  The decreases were primarily due to assets that became fully depreciated after March 31, 2010.

Share-Based Compensation Expenses:
The following table provides information, for the three and nine-month periods ended March 31, 2011 and 2010, regarding the location in the consolidated statement of operations and the total and per share after-tax effect of our non-cash share-based compensation expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Selling, general and administrative	$2,419	$2,232	$9,066	$9,300
Research and development	117	108	368	399
Cost of sales	25	35	87	105
Total non-cash share-based compensation expense	2,561	2,375	9,521	9,804
Income tax benefit	(802)	(817)	(3,457)	(3,222)
Total non-cash share-based compensation expense, net of tax benefit	$1,759	$1,558	$6,064	$6,582
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.02	0.02	$0.07	$0.08

As of March 31, 2011, there was approximately $20.0 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 2.1 years.

Non-operating Income:
Net non-operating income for the three months ended March 31, 2011 was approximately $0.7 million compared to approximately $1.4 million for the same period last year.  The decrease of approximately $0.7 million is primarily due to foreign currency exchange loss of approximately $0.5 million for the three months ended March 31, 2011 compared to foreign currency exchange gain of approximately $0.3 million for the same period last year.  This change was partially offset by an increase in net interest income of approximately $0.2 million.

Net non-operating income for the nine months ended March 31, 2011 and 2010 was approximately $2.4 million.  Net non-operating income for the nine months ended March 31, 2011 reflected foreign currency losses of approximately $1.2 million compared to foreign currency losses of less than $0.1 million during the nine months ended March 31, 2010.  The foreign currency losses were partially offset by an increase in net interest income of approximately $0.4 million as compared to the 2010 period.

Income Tax Provisions:
The effective tax rate for the three months ended March 31, 2011 and 2010 was 26.1% and 28.7%, respectively.  The effective tax rate for the nine months ended March 31, 2011 and 2010 was 30.3% and 31.7%, respectively.  The decreases in tax rates for the three and nine month periods ended March 31, 2011 compared to the same periods last year were primarily attributable to the reduction in foreign tax due to earnings mix and the changes in tax benefits realized upon the expiration of statutes of limitation for uncertain tax positions.

Based on currently available information, we estimate that the fiscal year 2011 effective tax rate will be approximately 31%.  We believe that due to changes in the mix of earnings among jurisdictions, the fluctuation of earnings, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

RECENT ACCOUNTING STANDARDS

On July 1, 2010, we adopted authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of the selling price for a deliverable is not available, a vendor must use its best estimate of the selling price of the deliverable when applying the relative selling price method.  Under the relative selling price method, a vendor must separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our condensed consolidated statement of cash flows summary is as follows:

	Nine months ended March 31,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$153,230	$157,818
Investing activities	18,511	(61,676)
Financing activities	15,226	(22,329)

Operating activities:
Net cash provided by operating activities for the nine months ended March 31, 2011 decreased approximately $4.6 million compared to the nine months ended March 31, 2010.  This decrease was primarily due to performance based compensation payments made during the nine months ended March 31, 2011 and certain other unfavorable changes in working capital in comparison to the nine months ended March 31, 2010, partially offset by an increase in net income as compared to the same period last year.

Investing activities:
Net cash flows provided by investing activities for the nine months ended March 31, 2011 were approximately $18.5 million, reflecting approximately $43.2 million we received from the sale of or payment upon maturity of investments (including approximately $6.4 million received from the redemption of two of our auction rate securities), net of cash we used to purchase investments.  We also used approximately $12.7 million related to acquisitions and an additional $12.1 million to purchase property, plant and equipment, and fund internally developed software to be licensed to others.

Net cash flows used in investing activities for the nine months ended March 31, 2010 were approximately $61.7 million reflecting approximately $29.0 million used in connection with the acquisition of TIG Global on December 31, 2009.  We also used approximately $24.9 million to purchase investments, net of cash received from sales of investments and approximately $7.9 million was used to purchase property, plant and equipment, and fund internally developed software to be licensed to others.

Financing activities:
Net cash provided by financing activities for the nine months ended March 31, 2011 was approximately $15.2 million, principally reflecting proceeds from stock option exercises of approximately $23.8 million and realized tax benefits from stock option exercises of approximately $6.5 million, partially offset by approximately $11.9 million that we used to purchase our stock, debt repayment of approximately $2.7 million and our additional purchase of stock of approximately $1.0 million following exercise of a put option held by former owners of a business we acquired.

Net cash used in financing activities for the nine months ended March 31, 2010 was approximately $22.3 million, principally reflecting stock repurchases of approximately $35.9 million.  This amount was partially offset by proceeds from stock option exercises of approximately $9.7 million and realized tax benefits from stock option exercises of approximately $3.6 million.

Capital Resources

At March 31, 2011, favorable foreign exchange rate fluctuations (primarily for the Euro against the U.S. dollar) positively affected our cash and cash equivalents’ balance by approximately $42.3 million.  Our cash and cash equivalents’ balance of approximately $606.5 million at March 31, 2011 is an increase of approximately $229.3 million from the June 30, 2010 balance and an increase of approximately $92.6 million from the December 31, 2010 balance.  All cash and cash equivalents are being retained for the operation and expansion of our business, as well as for the repurchase of our common stock.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2010, provided an aggregate $65.0 million multi-currency committed line of credit.  On July 31, 2010, the Credit Agreements were amended to extend the maturity date until July 31, 2013, with some further modifications to the terms and conditions, including the addition and deletion of certain subsidiaries as co-borrowers, a reduction in the overall limit on the line to $50.0 million (a change made at our request), and reduction in certain fees payable to the lenders under certain circumstances.  As of March 31, 2011, we had no balance outstanding under the Credit Agreements and had applied approximately $0.4 million to guarantees.  We also have a credit facility with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the March 31, 2011 exchange rate).  As of March 31, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.9 million at the March 31, 2011 exchange rate) of the credit facility has been used for guarantees.  As of March 31, 2011, we had a borrowing capacity of approximately $50.1 million under all of the credit facilities described above.  See Note 6 “Line of Credit,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities.

We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  Based on our expected operating cash flows and sources of cash, we do not believe that any continued impediments to our ability to sell our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.  In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2011 will be approximately $11 million.

Financial indicators of our liquidity and capital resources as of March 31, 2011 and June 30, 2010, were as follows:

(in thousands, except ratios)	March 31, 2011	June 30, 2010
Cash and cash equivalents and short-term investments (1)	$749,182	$545,298
Available credit facilities	$51,417	$66,223
Outstanding credit facilities	—	(1,442)
Outstanding guarantees	(1,306)	(1,187)
Unused credit facilities	$50,111	$63,594
Working capital (2)	$646,775	$468,047
MICROS Systems, Inc.’s shareholders’ equity	$977,066	$783,380
Current ratio (3)	2.77	2.50

(1)
Does not include approximately $53.6 million and $59.9 million classified as long-term investments in our Consolidated Balance Sheet as of March 31, 2011 and June 30, 2010, respectively, of which approximately $47.6 million and $53.3 million, respectively, are invested in auction rate securities.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the United States, of approximately $383.3 million and $350.7 million during the nine months ended March 31, 2011 and 2010, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 10 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.  Our international business and presence expose us to certain risks, such as currency, interest rate and political risks.  With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries.  The fluctuation of currencies impacts sales and profitability.  Frequently, sales and the costs associated with those sales are not denominated in the same currency.

We transacted business in approximately 40 and 39 currencies in the nine months ended March 31, 2011 and 2010, respectively.  The relative currency mix for the three and nine months ended March 31, 2011 and 2010 was as follows:

	% of Reported Revenue (1)				Exchange Rates to U.S.
	Three Months Ended March 31,		Nine Months Ended March 31,		Dollar as of March 31,
Revenues by currency (1)	2011	2010	2011	2010	2011	2010
United States Dollar	54%	56%	56%	55%	1.0000	1.0000
European Euro	21%	20%	20%	21%	1.4174	1.4316
British Pound Sterling	7%	7%	7%	7%	1.6044	1.6163
Sweden Krona	2%	1%	1%	1%	0.1584	0.1397
Swiss Franc	2%	2%	2%	2%	1.0888	0.9658
Mexican Peso	1%	1%	1%	1%	0.0841	0.0765
Canadian Dollar	1%	1%	1%	1%	1.0313	0.9512
Australian Dollar	1%	1%	1%	0%	1.0344	0.8983
All Other Currencies (2)	11%	11%	11%	12%	0.2067	0.1896
Total	100%	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month and nine month exchange rates (as applicable) for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average March 31, 2011 and 2010 exchange rates for the currencies.  Weighting is based on the nine month revenue for each country or region whose currency is included in “All Other Currencies.”  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the relevant period.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the nine months ended March 31, 2011 would have affected our total revenues by approximately $19.9 million, or 2.7%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income.

Interest rate risk
Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives.  At March 31, 2011, we had no borrowings and had not entered into any instruments to hedge any exposure to interest-rate risk.   Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our lines of credit.  As we had no borrowing as of March 31, 2011, a change in interest rates would not affect our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  The market value of fixed interest rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of March 31, 2011, and the change in our interest income would be an increase of approximately $5.6 million based on the cash, cash equivalents and short term investment balances as of March 31, 2011.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 12 to the condensed consolidated financial statements included in this report for information regarding certain pending legal proceedings.

ITEM 1A.   RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

Global economic conditions have had and may continue to have adverse effects on our business.

We have experienced reduced growth rates as compared to historic periods in total revenues that we believe are attributable in part to uncertain global economic conditions.  Economic conditions that are beyond our control, including the global recession, tight credit markets, reductions in consumer spending, and fluctuations in exchange rates, have resulted in reduced demand for our products and services as compared to historic trends before the downturn in economic conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2010, the Board of Directors authorized the purchase of two million shares of our common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.

We have incurred an aggregate of approximately $0.3 million in fees in the aggregate related to all stock purchase plans.  As of April 30, 2011, approximately 3.4 million additional shares are available for purchase.  During the three months ended March 31, 2011, our stock purchases were as follows:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
January 1 – January 31, 2011	20,000	$43.50	20,000	3,471,251
February 1 – February 28, 2011	50,000	$46.24	50,000	3,421,251
March 1 – March 31, 2011	48,836	$46.95	48,836	3,372,415
	118,836	$46.07	118,836	3,372,415

ITEM 6.        EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the Fiscal Year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on November 16, 2007.

3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Capital Advisors, LLC (filed herewith).
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934 (filed herewith).
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (filed herewith).
101
The following materials from MICROS Systems’ Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and June 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended March 31, 2011 and 2010, (v) Condensed Consolidated Statements of Comprehensive Income for the nine months ended March 31, 2011 and 2010, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMICROS SYSTEMS, INC.
(Registrant)

Date: May 4, 2011	U/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 4, 2011	U/s/ Michael P. Russo
Michael P. Russo
Vice President and Corporate Controller
(principal accounting officer)