Form 10-K
period 2011-06-30
MICROS SYSTEMS INC
filed 2011-08-26
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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

YES  ☐    NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2010, was $3,524,061,086.

At the close of business on July 31, 2011, there were issued and outstanding 80,801,132 shares of Registrant’s Common Stock at $0.025 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held November 18, 2011, is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS

INTRODUCTION
MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.
References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis, unless the context indicates otherwise.  Our fiscal year runs from July 1 through June 30.  Accordingly, references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2011 means the 12-month period ending June 30, 2011.
We operate in two reportable segments for financial reporting purposes: U.S. and International.  You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 16 “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  In each of our two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services.  While the products and services that are sold may be configured for each segment to address local laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.
Almost all of our customers are in the hospitality industry and the retail industry.  The hospitality industry encompasses numerous defined markets, including lodging (including, for example, individual hotel sites, hotel chains and franchise groups), table service and quick service restaurants, restaurant chains and franchise groups, entertainment venues (including, for example, stadiums and arenas), business food service operations, casinos, transportation food service, government operations, and cruise ships.  The retail industry consists of retail operations selling directly to consumers, including retailers of clothing, shoes, food, hardware, jewelry, and other specialty items.
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

Globally, there are approximately 26,800 MICROS PMS applications installed (most of which are accompanied by other property-specific modules and applications).  The MICROS CRS is installed in numerous hotel chains, including the following:

•	Boscolo (Italy)	•	MGM Resorts	•	Starhotels (Italy)
•	Constellation (Australia)	•	Omni	•	Sun International (South Africa)
•	Delta Hotels (Canada)	•	Pan Pacific (Singapore)	•	Swissotel
•	Fairmont	•	Ramada (U.K.)	•	Tarsadia Hotels
•	Four Seasons	•	Red Lion	•	Thistle (U.K.)
•	Great Wolf Resorts	•	Rydges (Australia)	•	Travelodge (U.K.)
•	Hard Rock Hotels	•	Scandic Hotels (Sweden)	•	Westmark
•	Loews Hotels	•	Shangri-La	•	Wyndham Worldwide
•	Louvre Hotels	•	Société du Louvre	•	Wynn Resorts
•	MacDonalds (U.K.)	•	Shell Hospitality	•	Xanterra
•	Millenium & Copthorne	•	Sokos (Finland)

Globally, over 100 hotel chains have installed MICROS’s CRS applications.

We market our restaurant systems directly and also indirectly through our domestic and international dealers.  Our restaurant POS systems are installed worldwide.  Major table service restaurant chain customers include the following:

•	Bertucci’s	•	Groupe Le Duff (France)	•	Perkins
•	Chevy’s	•	Hard Rock Café	•	Restaurant Brands (New Zealand)
•	Cara (Canada)	•	HMS Host	•	Ruby Tuesday’s
•	Cracker Barrel	•	Hooters	•	Ruth’s Chris Steakhouse
•	Denny’s	•	IHOP	•	T.G.I. Friday’s
•	Eat ‘n Park	•	Johnny Carinos	•	VIPS (Spain)
•	El Torito	•	La Madeleine	•	Wagamama (U.K.)
•	ESPN Zone	•	Lone Star	•	Whitbread (U.K.)
•	Fazer Amica (Finland)	•	Manchu Wok
•	Famous Dave’s	•	Mimi’s Cafe
•	Friendly’s	•	Mitchells and Butlers (U.K.)

Major quick service chain restaurant customers, as well as numerous franchisees of the following, include:

•	Atlanta Bread	•	Krispy Kreme	•	Tropical Smoothie Café
•	Arby’s	•	Nordsee (Germany)	•	Wagamama’s (U.K)
•	Auntie Anne’s	•	Pollo Campero	•	Wendy’s
•	Baja Fresh	•	Panera Bread	•	Which Wich
•	Ben & Jerry’s	•	Popeye’s	•	Wingstop
•	Burger King	•	Retail Brand Group	•	Yum! Brands (Pizza Hut, KFC International, & Taco Bell)
•	Coffee Club (Australia)	•	Saxby’s Coffee	•	Zaxby’s
•	El Pollo Loco	•	Starbucks
•	Five Guys	•	Subway

Our restaurant POS systems are also installed in hotel restaurants in various hotel chains, including the following:

•	Accor	•	Hyatt	•	Omni
•	Boyd Gaming	•	InterContinental Hotels	•	Pan Pacific
•	Camino Real	•	Kempinski	•	Peninsula
•	Danubius	•	Mandarin Oriental	•	Radisson
•	Fairmont	•	MGM Mirage	•	Starwood
•	Four Seasons	•	Marriott International	•	Wyndham International
•	Hilton	•	Millennium

Additional significant markets for our POS systems include complex food service environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Users include Aramark, Centerplate, Compass, Delaware North, HMS Host, and various government entities.  We have installed large POS systems in Citi Field (New York City), the Foxwoods Hotel and Casino (Ledyard, CT), Grand Casino (Australia), Atlantis (Bahamas), Mandalay Resorts Group, Sun City (South Africa), Harrah’s Casinos,  Meadowlands Sports Complex, The Venetian Resort, Wembley Stadium (U.K.), and Wynn Resorts.  We supply and service POS systems for users in the complex food service environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.

We also market a Windows® based restaurant POS system through our Hospitality Solutions International (“HSI”) division.  Through our JTECH Communications, Inc. (“JTECH”) subsidiary, we market a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.
Our retail solutions are provided through our subsidiaries Datavantage, CommercialWare, Advance Retail Systems (Mexico), MICROS Retail and Manufacturing Ltd. (United Kingdom), eOne, Fry, Fortech (Italy), Snow Valley (U.K.), and MICROS Retail Austria Gmbh.  In our marketing, we sometimes refer to this group of subsidiaries as the “MICROS-Retail” group.  See the discussion of “MICROS-Retail” under the “Retail Information Systems” heading below.  Our retail store customers include the following retailers:

•	Abercrombie and Fitch	•	Hannaford Brothers	•	S & K Famous Brands
•	Adidas	•	H.E. Butt (U.S)	•	Sainsbury’s (U.K.)
•	Advance Auto Parts	•	Hugo Boss (Germany)	•	Sobeys (Canada)
•	Armani Exchange	•	Hudson Group	•	7-11 (Mexico)
•	Barney’s New York	•	Jo Ann Stores	•	Smith & Hawken
•	Belk	•	Jos. A. Banks Clothiers	•	Starbucks
•	Books-A-Million	•	Jones Apparel	•	Steve Madden Retail
•	Blain’s Farm and Fleet	•	Kodak	•	Stonewall Kitchen
•	Bostonian	•	Limited Brands	•	Sur La Table
•	Burberry Limited	•	Metro (Germany)	•	Talbots
•	Calzedonia	•	Michaels Stores	•	Tesco (U.K.)
•	Chelsea and Scott	•	Nike Mexico	•	Urban Brands
•	Christopher & Banks	•	Pendleton	•	Tommy Hilfiger
•	Fresh and Easy	•	Polo Ralph Lauren	•	Wm Morrison (U.K.)
•	Furla	•	PPG	•	Whirlpool
•	Garnet Hill	•	Reebok Retail	•	Zales
•	Geox	•	Roots Canada

PRODUCTS AND SERVICES

Summary of Product Solutions (Software and Hardware):

Hotel Products	Description

Software

OPERA PMS	PMS software product for hotel reservations, targeted to full service hotels

OPERA Xpress PMS	PMS software product for hotels, targeted to limited service hotels

OPERA Lite PMS	PMS software for hotels, targeted to smaller hotels

Operetta PMS	PMS software and hardware bundle for hotels, targeted to smaller hotels

Fidelio Versions 7 and 8 PMS	PMS software products for hotel reservations

OPERA Revenue Management System	Software that helps hotels develop and manage pricing strategies

OPERA Central Reservation System	Software that manages hotel reservations for hotel chains or hotel groups

OPERA Customer Information System	Software that manages customer information and loyalty programs

OPERA Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management

OPERA Web Booking Suite System	Software that enables OPERA PMS to receive Internet reservations

OPERA Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)

OPERA Sales Force Automation (SFA)	Software that manages leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains

OPERA Activity Scheduler	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.

OPERA Kiosk	Enables guest check-in and check-out at a stand-alone kiosk, and includes other interactive features

OPERA Business Intelligence	Software that provides analytics for financial and operations analyses

myfidelio.net	An Internet based hotel reservation service and network

Fidelio Cruise SPMS Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry

Hotel Commerce Platform	Software as a Service application which provides multiple user interfaces for various segments of Hotel Business

Restaurant Products	Description

Software

Simphony	A web based POS product for all restaurant concepts

MICROS 9700 HMS	POS software for large food service, leisure and entertainment venues

MICROS 3700 POS	POS software for table service and quick service restaurants

Restaurant Enterprise Series (RES)	Suite of software products for 3700 POS

MICROS e7 POS	POS product for small restaurants

HSI Profit Series POS	POS software for table service restaurants (only marketed through the HSI division)

Kitchen Display System	Component of RES, providing additional reporting capabilities and information

RES Kiosk	Component of RES, for self-ordering and customer information via kiosk or other hardware

Mycentral	A web based software product for on-line ordering for restaurants

mymicros.net	Suite of web based software products for use with restaurant POS products

myhsi.net	Suite of web based software products for the HSI Profit Series POS

Hardware

MICROS Workstation 5A Terminal	Windows CE POS and Windows Embedded POS terminal for restaurants

MICROS Workstation 4-LX Terminal	Windows CE POS terminal for restaurants-enhanced version of Workstation 4

MICROS 2015 PC Workstation	PC based POS terminal for restaurants and retail

MICROS Keyboard Workstation 270	Windows CE POS terminal used in large complex food service, leisure and entertainment venues

MICROS Protégé Customer Display	Interactive customer display providing order confirmation and marketing content

MICROS Order Confirmation System	Windows CE display system used in quick service restaurant drive-thru

JTECH Paging Products	Suite of paging products

MICROS Kitchen Display System	Hardware for kitchen display systems

MICROS Digital Menu Boards	Hardware for digital menu board systems for restaurants

Retail Products	Description

Software

Store 21 Store Management System	POS retail software product targeted for specialty retailers

Tradewind Store Management System	POS retail software product targeted for stores with high volume transactions

Xstore Management System	Java based POS retail software product

AR POS	POS retail product developed by our majority-owned subsidiary, Advanced Retail, marketed primarily in Mexico and Central America

MICROS Enterprise Merchandising	Java based, centrally hosted merchandising application that manages inventory throughout a chain and provides reporting and analytical functions

Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level for corporate control (which includes XBR Loss Prevention)

Gift Cards Software	Software product that manages a retailer’s gift card program

CWDirect Cross Channel Order Management System	Software that manages orders across multiple methods of ordering (phone, kiosk, Internet, etc.)

CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations

CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels

Open Commerce Platform	Web site development, management, hosting and ecommerce applications

MICROS Creations and myCreations
Software solution, either client server or web based, that provides for Collaborative end-to-end product and supplier lifecycle and compliance Solution for the private label and branded consumer goods market

Hotel Information Systems
For the hotel and resort industry, we develop, distribute, and support a comprehensive line of hotel software products and services.  The hotel information systems include PMS, sales and catering systems, CRS, customer information systems, revenue management systems, and an Internet/Global Distribution System-based hotel reservation service called myfidelio.net.  We also provide installation and end-user training services, and support services (including help desk) for our various software products.  MICROS markets its hotel products under brand names such as OPERA and Fidelio.

Globally, there are approximately 26,800 MICROS PMS applications installed, which includes some sites using PMS products for which MICROS has ceased ongoing development (although in many instances we continue to provide limited support services to those sites).  Most of the hotels using a MICROS PMS have also installed other MICROS property-specific modules and applications; additionally, there are over 2,000 hotels running various MICROS property-specific modules and applications without a MICROS PMS.
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
We believe that the OPERA software suite is an important product line for our continued growth in the hotel information systems market, because we believe it reflects the future direction of PMS technology for us and the industry, and because it has been a material source of our revenue growth within the hotel industry.  OPERA is written on current architecture, using an Oracle database; it is highly configurable, adapted for use in multiple countries, and fully integrated with modules, features and functions that we believe are desirable to the hospitality industry.  Over 160 hotel chains have implemented OPERA, many of which are in the midst of multi-year rollouts.
We also offer limited versions of the OPERA property management system called OPERA Xpress, OPERA Lite, and Operetta that have more limited product features than OPERA.  These products enable smaller properties to deploy the OPERA PMS at a lower price.  As of June 30, 2011, approximately 17,600 hotel sites have installed either OPERA, OPERA Xpress PMS, OPERA Lite, or Operetta.
OPERA’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location.  We offer hosting services for hotel customers in various data centers around the world (Ashburn and Manassas, Virginia; Buenos Aires, Argentina; Frankfurt, Germany, and Singapore) with the application accessed via Internet or similar high speed connections.  Currently, there are over 3,800 hotels running various OPERA applications for which we provide hosting services.
In addition, we continue to support a suite of hotel software products (PMS and other modules) under the Fidelio Version 7.0 brand name.  Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database.  As of June 30, 2011, approximately 3,100 hotels were using Fidelio Version 7.0.
Furthermore, we market a PMS product under the brand name Fidelio Version 8 primarily in Europe.  This product, which was entirely developed in and currently supported from Europe, contains certain Internet-based features and uses the Windows® operating system with an Oracle® database.  The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 3,200 hotel sites as of June 30, 2011.
In conjunction with our PMS Software products, we are developing a Hosted Software-as-a-Service application which delivers hotel websites and lightweight agent facing applications for both computers and mobile devices. This platform, named The Hotel Commerce Platform, allows for easy management and configuration of a brand or property’s digital image, through a centrally accessed point-and-click user interface. It also allows for our Hotel partners to extend the front-desk features and functionality to handheld devices while liberating them from the constraints of a physical desk. The platform is being tested with general market release in fiscal 2012.
Through our subsidiary Fidelio Cruise, we market the Fidelio SPMS Cruise product, which is a PMS product for the cruise industry. Fidelio Cruise’s PMS enables cruise operators to manage passenger, visitor, group, and crew information at various stages from check-in to check-out, invoicing, credit card handling with online functionality, safety and security, and automated check-in with picture taking for passengers, crew, and visitors.  Through the Fidelio Cruise SPMS software, cruise lines can monitor all financial transactions on board and operate a central accounting and invoicing system for each passenger and crew member.  Furthermore, the software maintains the count of passengers and staff on-board, as required by international industry regulations.  Additional Fidelio Cruise modules support the operation of health spas, on-board MICROS point-of-sale systems, business centers, shore excursions, medical centers, and casinos onboard.

We also market Fidelio Cruise Crew Management System through Fidelio.  This product supports the shore side and shipboard crew resource operations for a cruise ship.
Fidelio Cruise software is installed on board 218 cruise ships.  Customers include the following:

•	Carnival Cruise Lines	•	MSC Cruises	•	Regent Seven Seas Cruises
•	Aida Cruises	•	Norwegian Cruise Line	•	Royal Caribbean
•	Cunard Line	•	P&O Cruises UK		International
•	Fred Olsen Line	•	Pullmantur	•	Silversea Cruises
•	Holland America Line	•	Oceania

Restaurant Information Systems
Our restaurant systems include full-featured POS applications, kitchen product applications, mobile applications, marketing applications, and hardware.  Most of the products are designed to operate on industry standard PCs.  Our products for order entry operate on either industry standard PCs or proprietary terminals that have additional functionality and design appropriate for food service environments, including several types of intelligent terminals that we developed and designed.

Hardware
The workstations we have designed, and that we currently market and sell, are the Workstation 5A, Workstation 4-LX and 2015 PC Workstation.  We also integrate other hardware devices (e.g., printers, cash drawers, handheld order entry and credit card remote payment terminals, digital menu boards, kitchen control systems and pole displays) into our complete product offerings.
Workstation 5A is a PC based POS terminal using Microsoft’s Embedded CE 6.0 and POSReady 2009 operating systems. The terminal is based upon the successful Workstation 4 and Workstation 5 POS terminals, which we previously marketed.  Workstation 5A incorporates a faster microprocessor and more advanced security capabilities than Workstation 5, as well as a 15” touch screen display.  Key design elements of MICROS’s PC workstations, which Workstation 5A builds upon, are the encased nature of the screen, special materials to withstand various levels of temperature and humidity, more efficient energy use, and sound capabilities.
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
The MICROS 2015 PC Workstation is a high-performance POS terminal designed to operate our restaurant applications and other third party PC-based software applications.  The product uses the Intel® chip architecture.  It can be configured to accommodate various memory and storage requirements. The product supports several Microsoft operating systems and Linux.
The Protégé Customer Display System and MICROS Order Confirmation Systems are designed primarily for the quick service restaurant market, and provide detailed information to customers regarding their order, ensuring order accuracy and improving speed of service.  The Protégé Customer Display System is connected directly to a MICROS Workstation.  It is a Microsoft Windows CE client equipped with a touchscreen allowing for interactive use.  The MICROS Order Confirmation System is also a Microsoft Windows CE client, and provides order detail via a remote 15” daylight viewable, environmentally protected display.
We also market a product named the Keyboard Workstation 270.  This product enables orders to be entered through the MICROS Simphony and 9700 HMS (software products that are described below) via a lower cost, durable workstation with a keyboard interface in lieu of a touchscreen.  The Keyboard Workstation is used primarily in institutional food service environments, convention centers, and sports complexes.
The Workstation 5A, Workstation 4-LX, 2015 PC Workstation, Protégé Customer Display System, MICROS Order Confirmation System and the Keyboard Workstation 270 are all manufactured for us by the Venture Group of Singapore (“Venture Group,” formerly GES Singapore Pte Ltd.), a third party contract manufacturing company.
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

Software
Our main restaurant POS software systems are Simphony, the MICROS Restaurant Enterprise Series (3700 POS) system, the MICROS 9700 Hospitality Management System (“HMS”), Hospitality Solution’s Profit Series, and the MICROS e7 Series.  These systems provide transaction control for table service, quick service and large food service and entertainment venues.

Enterprise Enabled Point of Service
The Simphony software solution is designed to be an all inclusive product to serve table service, quick service and large enterprise markets with one centrally managed code base.  Simphony enterprise solution is implemented through a central hosted model or as a client server on-premise (located on the customer’s location) based platform. Simphony’s service-oriented architecture and centralized configuration allows for a flexible deployment model that can be molded to meet a hospitality industry customer’s requirements.  It is capable of operating at large, single site venues such as airport and other travel-related food service concessions, casinos, theme parks, and resorts as well multi-unit quick service and table service restaurant operations.
The enterprise Simphony database is supported either by Microsoft SQL Server or Oracle.  The Simphony client utilizes Microsoft’s Windows Presentation Foundation and Silverlight technologies to provide a user interface with extensive features, and the ability to create highly tailored ordering and presentation processes.  The functionality within the client can be extended through the addition of custom .NET assemblies.
When deployed as an enterprise solution, Simphony enables customers to reduce significantly the costs associated with a traditional multiple property POS solution.  The Simphony services can be run from the workstations, which eliminate the need to manage a back office server.  In addition, software deployment for new properties and upgrades is controlled and managed from the enterprise, thus eliminating the need to send staff to every store for these tasks.

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

Table Service and Quick Service Restaurants
The MICROS 3700 POS is designed for table service and quick service restaurants.  It has an open systems architecture using the latest Microsoft’s Windows® operating system and a Sybase® relational database, and can run on standard PCs or proprietary workstations.  It uses a color touch screen with a Microsoft Windows® based graphical user interface.
We have developed and we market a suite of back office and operation focused software solutions that extend beyond point-of-sale.  The suite is called the MICROS Restaurant Enterprise Series (“RES”).  RES is an important component of our strategy to fully integrate point-of-sale transaction processing with other restaurant operational and management functions.  The MICROS RES software solutions include point-of-sale transaction control, restaurant operations, data analysis, and communications.  The POS software comprises the front-end application for the RES system.  The restaurant operations modules include inventory, product forecasting, labor management, financial management, gift cards, customer loyalty and enterprise data management.  One of the modules is the Kitchen Display System, which displays food orders and offers additional reporting capabilities on restaurant service.  Other components include Mobile MICROS and MICROS RES Kiosk, which enables customer information and self-ordering on third-party kiosks or directly through the use of smart phones and tablets.  All of these modules are designed to operate at a single restaurant site and throughout the restaurant chain.
For management of multiple restaurants, MICROS RES includes a suite of software products called Enterprise Management.  This suite enables data to be transmitted to a remote site (e.g., the headquarters of a restaurant chain) for data collection and analysis.  Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations.
We also market a POS system called MICROS e7 mainly to smaller restaurants around the world. This product runs on the MICROS Workstation 5 and 5A series and uses the Microsoft Windows® CE Operating system.
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
We developed and market an Internet-based portal product called “mymicros.net.”  The mymicros.net posts restaurant transaction POS detail to a centralized data warehouse in near real time.  This product enables the customer to view reports and charts for a single site, a group of restaurants, or the entire enterprise from any location that has an Internet connection.  In addition, mymicros.net incorporates additional products for inventory management, labor scheduling and control, gift cards, loyalty cards and other marketing programs. The mymicros.net software product can either be purchased via a perpetual use license or by an annual or multi-year “software as a service” subscription contract.  The term “software as a service” refers to a pricing system in which the customer is billed a recurring fee that includes the cost of the software and support. The model eliminates an upfront software license fee for the customer with the license being recovered over time via the recurring fee. The HSI division also markets a portal called “myhsi.net.”  The product’s functionality is similar to the mymicros.net portal, but is designed for use with the HSI POS product.
We host these applications in the same data centers where OPERA is hosted.  As of June 30, 2011, we hosted applications supporting approximately 16,900 restaurants.

Retail Information Systems
Through our MICROS-Retail group of subsidiaries (“MICROS-Retail”), we market retail store software automation systems, direct commerce solutions and business intelligence applications.  The retail store software automation systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”).  Store21 is a POS product designed for specialty retailers, while Tradewind is a POS product targeted at larger format stores and at high transaction volume stores.  The products operate on Microsoft’s Windows® NT and 2000 and 2003 operating systems and use a Sybase® database.  Both products can be integrated with the retailer’s back office systems, and we also offer certain additional back office, communications, and reporting modules for use with Tradewind and Store21.
Xstore is our most recently developed retail POS software system.  It is a full SOA (service oriented architecture) compliant architecture with a highly flexible configuration capability.  It runs on the Sun Microsystems® Java® operating system, and its architecture enables it to be integrated to both Windows and Linux-based back office systems. It can operate on any Java® compatible operating system and database. Like Store21 and Tradewind, its predecessor products, Xstore is a front-end POS software system that may be integrated with the retailer’s back office systems.  Xstore is highly customizable by the customer, and is designed to respond to the trend among large retailers to move to Linux-based systems.  Xstore is designed to be able to be run in a Windows or a Linux environment, while Store21 and Tradewind, as currently designed, can operate only in a Windows® environment.
We also offer the MICROS-Retail Home Office Business Intelligence Suite for retail stores, which includes loss prevention (marketed under the trade name “XBR”), customer relationship management, gift cards (marketed under the trade name “Relate”), and audit control (marketed under the trade name “Balance”). We also offer XBR to our restaurant customers via MICROS provided centrally hosted or self-hosted environment.
All of these applications and systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR. In fiscal 2011, MICROS-Retail introduced a new generation of in-store mobile solutions compatible with Apple Corporation’s iPod Touch, iPhone and iPad systems.  These solutions enable the store associate to ring up sales, handle inventory and service customers using the mobile devices.
MICROS-Retail offers an eCommerce platform with extensive features, marketed under the trade name Open Commerce Platform, as well as creative and design services to help customers create custom websites.   This solution is developed, service and marketed by MICROS-Retail Fry Inc. operation located in Ann Arbor, MI.
MICROS-Retail also offers order management and order broker software and services (marketed under the trade names CW Serenade and Locate, respectively) that enable a retailer to manage customer purchase transactions through multiple sources, including a store, the Internet, catalog phone-in orders, call centers, kiosks, and wireless devices.  The solutions enable the merchant to provide the customer with full transparency through the purchasing process, e.g., research from one channel, purchasing from a second channel and implementing a return or exchange through a third channel.
In fiscal 2011 MICROS acquired three retail product companies in Europe.  Each company was acquired in order to increase MICROS’s customer base, product and service offerings and company infrastructure in Europe.

MICROS also operates a subsidiary named MICROS Retail and Manufacturing Ltd.  This entity, headquartered in Nottingham, England, develops, supports, and distributes Creations and myCreations.  These products, which are deployed either as a client server application or as a web based application, are software solutions that provide for collaborative end-to-end product and supplier lifecycle management and ingredient compliance tracking; the software offers retailers the ability to track and manage product ingredients and finished inventory from the manufacturer through the point of distribution.  Creations customers include accounts such as Tesco, Sainsbury’s, Wm Morrison, Sobeys, H.E. Butt, Metro, Kodak, Bodyshop and Booker.  The product has been introduced into North America and Europe.

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
We operate several help desks around the world.  There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters.  We also maintain other 24/7 regional and product specific help desks in the following locations:

•      Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
•      Buenos Aires, Argentina – primarily for customers in Latin America and Spain
•      Singapore – primarily for customers in the Asia-Pacific region
•      Cleveland, Ohio – for MICROS-Retail products and services.
•      Scottsdale, Arizona – for the Hospitality Solutions International products
•      Westborough, Massachusetts – for the CommercialWare and eOne products
•      Ann Arbor, Michigan – for our Fry subsidiary

We also operate other more limited help desk operations, including the Fidelio Cruise support desks in Hamburg, Germany and Fort Lauderdale, Florida, the JTECH help desk in Boca Raton, Florida, and help desks in Milan, Italy and Vienna, Austria for the recently-acquired retail product companies in Europe.
The help desks receive support calls from customers and either address them telephonically or on-line, or, where appropriate, dispatch a service call to the appropriate local service provider.  Internationally, in-country support is provided by the local sales entity, which may be a MICROS subsidiary or an authorized independent distributor.  Our corporate customer support center in Columbia, Maryland provides back-up support for our regional centers in Buenos Aires, Singapore, and Galway, and our research and development operation in Naples, Florida, provides higher-level support for the hotel software products.  The regional support centers also provide back-up support and guidance for local and in-country support providers.
We operate data centers in Ashburn and Manassas, Virginia, Buenos Aires, Chicago, Frankfurt, Nottingham, England, and Singapore in conjunction with third-party vendors to serve as hosting centers for customers deploying our various hosted and application service products.  We view hosting as an important component of our business as demand shifts from applications being deployed on premise of customers to centrally hosted applications.
We offer web site development and portal management for retail customers through MICROS-Retail’s Fry, Snow Valley and eOne Group divisions.  Specifically, we can develop and manage a customer’s web site for ordering, sales promotion, and marketing.
Our TIG Global subsidiary offers Internet based marketing services, mainly to hotels.
Services are a critical component of our business.  Service revenue, which is comprised of software database and configuration programming, installation, training, in-field support, help desk, custom software development and maintenance service contracts, constituted approximately 67.6% ($681.7 million) of our total revenue in fiscal year 2011 compared to approximately 66.4%  ($607.2 million) of our total revenue in fiscal year 2010 and approximately 62.2% ($565.0 million) in fiscal year 2009.
Maintenance service contracts, which include field service, software hosting, depot hardware maintenance, and software support, are a significant component of our service offerings.  Revenues for service maintenance contracts were approximately $392.1 million for fiscal year 2011, approximately $354.7 million for fiscal year 2010 and, approximately $311.2 million for fiscal year 2009.  Maintenance service contract revenue is included in our service revenue (described above).

SALES, MARKETING AND DISTRIBUTION
We consider our direct and indirect global distribution network to be a major strength and competitive advantage.  We work closely together with our U.S.-based dealers and our international distributors work closely together in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services.
Our restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of approximately 82 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 50 domestic dealers and 44 international distributors.
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

Locations
We conduct our core restaurant POS product software and hardware development, and also development of our Internet-based restaurant software products, at our Columbia, Maryland corporate headquarters.  To facilitate rapid responses for various regional application needs, we also conduct restaurant POS software development in regional offices located in Sydney, Australia; Neuss, Germany; Buenos Aires and Singapore.  Our HSI division conducts restaurant POS product research and development in its facility in Scottsdale, Arizona. JTECH conducts its development at its Boca Raton, Florida location.  In addition, we monitor and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs. We contract the manufacturing of our POS terminals to the Venture Group of Singapore.  Venture Group also provides certain hardware design services to us.  Our internal hardware design team also participates in the design and development of these units.  This team also provides oversight of the manufacturing process to insure the manufacturer’s adherence to our quality standards.  See also “Manufacturing and Supplies,” below.
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
Product development for MICROS-Retail’s POS products is conducted in Cleveland, Ohio; MICROS-Retail’s other products and services are handled through offices in Westborough, Massachusetts, and Omaha, Nebraska.  MICROS’s Fry, Inc. subsidiary conducts its web site and ecommerce application development in Ann Arbor, Michigan.  Our Advance Retail Solutions subsidiary conducts product development in Monterrey, Mexico.  MICROS Retail and Manufacturing conducts its development in Nottingham, England.

R&D facilities
The following table shows the location of our main research and development facilities and the products addressed at each facility:

Location	Products

Columbia, Maryland	Restaurant POS software and hardware, Internet-based restaurant applications

Sydney, Australia	Additional restaurant POS software development

Neuss, Germany	Additional restaurant POS software development; Fidelio Version 8.

Scottsdale, Arizona	Restaurant POS software (HSI only)

Boca Raton, Florida	Paging software and hardware development

Naples, Florida	Hotel PMS software and other modules, also Internet-based hotel applications

Cleveland, Ohio	Retail POS software development

Westborough, Massachusetts	Retail Loss Prevention software development, cross-channel software development

Omaha, Nebraska	Retail web site development and management services

Nottingham, England	Retail life cycle management and supply chain traceability products

Ann Arbor, Michigan	Retail web site and ecommerce development

Expenses
Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs.  A summary of R&D expenditures for the fiscal years ended June 30, 2011, 2010, and 2009 is set forth in the following table:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Total R&D incurred	$51,424	$44,672	$43,100
Capitalized software development costs	(5,580)	(2,443)	(470)
Total R&D expenses	$45,844	$42,229	$42,630

COMPETITION
The markets in which we operate are highly competitive.  We believe that there are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant POS system, approximately ten that offer competitive POS hardware platforms, over 15 significant hotel systems competitors, and over ten significant retail systems competitors.  We compete on various bases, including product functionality, service capabilities, price, and geography.  We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry, and our corporate focus on providing specialized information systems solutions.
Competitors in the restaurant POS marketplace include: (i) full service providers (hardware, software and services), such as NCR, Panasonic, Par Technology, Radiant Systems (in July 2011 NCR and Radiant announced that NCR planned to acquire Radiant Systems late in 2011), Sharp and Torex Retail; (ii) suppliers that mainly provide software, such as Agilysys, Positouch and Xpient Solutions; and (iii) providers that mainly provide hardware, such as Casio, Dell, IBM, Toshiba, and HP.  There are also numerous other companies that license their POS-oriented software with PC-based systems in regional markets around the world.
JTECH’s competitors include Long Range Systems and certain distributors of Motorola paging products.
Many of our competitors in the hotel systems market are companies with software designed to run on industry standard PCs.  These companies may have several hotel related software products, or simply one product for a particular niche.  These competitors include Agilysys, Multi-Systems, Newmarket (sales and catering products only), Northwind, Par Technology (Springer-Miller), Protel and Softbrands (an affiliate of Infor).  Our products also compete with property management systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.  Internationally, we generally face smaller, regionally-oriented competitors.
The central reservation system market is highly fragmented and competitive.  Many hotel chains and allied reservation groups use their own customized central reservation systems.  In addition to these internally developed products, our CRS products compete with those offered by some of our PMS competitors, e.g., Northwind and Par Technology, and with those offered by specialized central reservation providers, e.g., Softbrands, Pegasus, Trust International/TravelPort and Vantis.
TIG Global competitors include Synxis (subsidiary of Sabre) and TravelClick. TIG Global currently competes mainly in North America.
Competitors in the U.S. retail market include Epicor, Escalate Retail, JDA Software, Oracle (through its 360 Commerce division), and SAP (through its Triversity division) among many others.  Internationally, MICROS-Retail generally competes with smaller, regionally-oriented competitors. Fry competes against several companies such as DemandWare, Websphere Commerce (IBM), GSI Commerce (eBay) and Art Technology Group (Oracle).

MANUFACTURING AND SUPPLIES
Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies.  Our primary POS platforms, Workstation 5A, Workstation 4 LX, Keyboard Workstation 270 and PC Workstation 2015, are manufactured by Venture Group.
Our contract with Venture Group is subject to automatic annual renewal unless either party elects to terminate the agreement at the end of the term then in effect by providing notice to the other party at least three months before the end of such term.  In addition to other termination rights specified in the contract, either party may terminate the contract for convenience (i.e., with or without cause) by providing 365 days’ prior notice of termination to the other party.  While historically we have enjoyed very good relations with Venture Group, if it were to exercise its non-renewal or termination rights under the Agreement or otherwise cease to manufacture our products, we believe we could readily replace Venture Group with other contract manufacturers or resell appropriate third party hardware products in lieu of those manufactured by Venture Group.
Venture Group performs certain warranty and post-warranty repairs on equipment that it manufactures for us at its facilities in Singapore and in Anaheim, CA.  In addition, we maintain a repair capability for certain products in our distribution facility in Hanover, Maryland.  We also perform repairs at certain of our direct and subsidiary offices worldwide, and, additionally, we contract with third parties to provide repair services.
JTECH’s paging and related products are largely manufactured by several contract manufacturers in China and by Venture Group.  JTECH conducts final assembly of its paging and related products, including the installation of the applicable software, in its Boca Raton, Florida facility.
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

EMPLOYEES
As of June 30, 2011, we employed 4,953 full-time employees.  The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Employees	2,377	1,761	542	273	4,953
As a % of total	48%	36%	11%	5%	100%

Approximately 875 employees (37%) of the North America-based employees work out of our three Maryland locations: our headquarters building in Columbia, Maryland, our Hanover, Maryland distribution center and our TIG Global subsidiary in Chevy Chase, Maryland.
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

A. L. Giannopoulos, 71, has been the Company’s President and Chief Executive Officer since May 1993, and the Company’s Chairman of the Board since April 2001.  He has been a Director of the Company since March 1992.  Before 1992, Mr. Giannopoulos served in a variety of positions for Westinghouse, most recently as General Manager of the Westinghouse Information and Security Systems Divisions.  Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.
Bernard Jammet, 53, has been the Company’s Executive Vice President, Latin American Region since January 2001.  Previously, Mr. Jammet served the Company in various capacities.  He first joined the Company in July 1984.  Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France.  Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.
Jennifer Kurdle, 44, has been the Company’s Executive Vice President, Chief Administrative Officer since July 2008.  From 2005 until 2008, Ms. Kurdle was the Company’s Executive Vice President, Leisure & Entertainment, and she held the position of Vice President, Leisure & Entertainment from 2000 to 2005.  Before 2000, Ms. Kurdle served the Company in various capacities.  Ms. Kurdle first joined the Company in 1990.  Ms. Kurdle is a graduate of Fairmont State University.
Kaweh Niroomand, 58, has been the Company’s Executive Vice President, Europe-Africa-Middle East region since August 2009.  From 2005 until August 2009, Mr. Niroomand was President of MICROS Europe, Africa and Middle East (EAME).  In prior positions with MICROS, Mr. Niroomand was Executive Vice President, EAME and Managing Director of MICROS-Fidelio Software Deutschland GmbH.  Mr. Niroomand first started with Fidelio Software GmbH in 1993.  Mr. Niroomand is a graduate of the Technical University in Berlin with a degree in Civil Engineering.
Thomas L. Patz, 51, has been the Company’s Executive Vice President, Strategic Initiatives, and General Counsel since January 2000.  Previously, Mr. Patz served the Company in various legal capacities.  Mr. Patz first joined the Company in August 1995.  Mr. Patz is a graduate of Brown University and the University of Virginia School of Law.  Mr. Patz is a member of the Maryland Bar.
Stefan Piringer, 46, has been the Company’s Executive Vice President, Asia-Pacific region, since August 2009.  From 1998 until August 2009, Mr. Piringer was President Asia-Pacific region for the Company.  Previously, Mr. Piringer served the Company in various sales & marketing capacities.  Mr. Piringer first joined the Company in 1994.  Mr. Piringer is a graduate of the Tourism & Hotel Management School of the Chamber of Commerce of Vienna, Austria, and holds the degree of Hotelkaufmann.
Peter J. Rogers, Jr., 56, has been the Company’s Executive Vice President of Investor Relations and Business Development since November 2007.  From 1996 through November 2007, Mr. Rogers was the Company’s Senior Vice President of Investor Relations and Business Development. Previously, Mr. Rogers served the Company in various marketing and business management capacities.  Mr. Rogers joined the Company in 1987.  Mr. Rogers is a graduate of the University of Pennsylvania and New York University Stern Graduate School of Business.
Cynthia A. Russo, 41, has been the Company’s Executive Vice President and Chief Financial Officer since April 2010.  From November 2007 until April 2010, Ms. Russo was the Company’s Senior Vice President and Corporate Controller.  Ms. Russo previously served the Company in various capacities.  Ms. Russo first joined the Company in January 1996.  Ms. Russo is a graduate of James Madison University.  She is a Certified Public Accountant and a Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK
We recorded foreign sales, including exports from the United States, of approximately $536.0 million during fiscal year 2011 to customers located primarily in Europe, Asia and Latin America.  Comparable sales in fiscal years 2010 and 2009 were approximately $474.5 million and $473.2 million, respectively.  See Note 16 “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this report for additional geographic data.
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
We transacted business in 40, 39 and 39 currencies in fiscal years 2011, 2010 and 2009.  The relative currency mix over the past three fiscal years was as follows:

	% of Reported Revenues Fiscal Year Ended June 30,			Exchange Rates to U.S. Dollar as of June 30,
Revenues by currency (1):	2011	2010	2009	2011	2010	2009
United States Dollar	53%	53%	54%	1.0000	1.0000	1.0000
European Euro	21%	21%	21%	1.4502	1.2229	1.4029
British Pound Sterling	7%	7%	7%	1.6052	1.4939	1.6454
Australian Dollar	2%	2%	2%	1.0722	0.8416	0.8058
Swiss Franc	2%	2%	2%	1.1898	0.9279	0.9203
Canadian Dollar	1%	1%	1%	1.0380	0.9393	0.8597
Mexican Peso	1%	1%	1%	0.0854	0.0773	0.0759
Sweden Krona	1%	1%	1%	0.1580	0.1282	0.1296
All Other Currencies (2)	12%	12%	11%	0.2159	0.1955	0.1905
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average twelve month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for the currencies.  Weighting is based on the twelve month fiscal year revenue for each country or region whose currency is included in the “All Other Currencies” category.  Revenues from each currency included in “All Other Curencies” were less than 1% of our total revenues for the period.

A 10% increase or decrease in the value of the Euro and British pound sterling in relation to the U.S. dollar in fiscal year 2011 would have affected total revenues by approximately $28.2 million, or 2.8%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.
We also are subject to interest rate fluctuations in foreign countries to the extent that we elect to borrow in the local foreign currency.  In the past, this has not been an issue of concern as we have the capacity to elect to borrow in other jurisdictions with more favorable interest rates.  We will continue to evaluate the need to invest in financial instruments designed to protect against interest rate fluctuations.
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
There are risks that third party entities, including competitors, could attempt to misappropriate our intellectual property.  Given these potential risks, we have implemented procedures to monitor misappropriation of our intellectual property.  If a misappropriation is detected, we pursue appropriate legal action when we determine that such action is appropriate.  “MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “Ovation”, “OPERA”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “Premise Pager System”, “TableAlert”, “ServAlert”, “GuestAlert”, “HostAlert”,  “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, “CWIntegrate”, “FRY”, and “Open Commerce Platform” are registered or unregistered trademarks or servicemarks of the Company or its subsidiaries.  We also own numerous other trademarks and servicemarks.  This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

FLUCTUATIONS AND CUSTOMERS
Our quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our customers.  Political uncertainty and international events that often are unpredictable, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, are expected to continue to adversely impact travel and tourism and therefore our quarterly operating results. In addition, over the last several fiscal years, world macroeconomic conditions and tightened credit markets have resulted in reduced demand from customers generally.  These conditions have made it harder for, and, in some cases, may have prevented, some customers from obtaining financing for intended purchases.  We believe that these economic conditions have resulted in reduced demand for our products and services.

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
No single customer accounts for 10% or more of our consolidated revenues.  During the fiscal years 2011, 2010 and 2009, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses.  Our U.S. Government related revenue was approximately 0.2%, 0.5% and 0.2% of our total consolidated revenue for the fiscal years 2011, 2010 and 2009, respectively.  We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS
We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG
We generally have a backlog of approximately three months revenue, substantially all of which is cancelable at any time before shipment of hardware and software or rendering of services.  As of June 30, 2011, 2010 and 2009, our backlog totaled approximately $404.8 million, $338.7 million and $224.0 million, respectively.  Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year does not result in recognizable revenue in that fiscal year.

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
•   Our business is very sensitive to environmental and health disasters. Actual or anticipated environmental disasters and epidemics, including for example, hurricanes, tsunamis, and disease, will deter and delay purchases of our products by customers, as concerns about potential or anticipated instances of environmental or health disasters tend to suppress travel and tourism.  Environmental disasters also adversely affect our operations in the distressed areas.

•   Higher oil and gas prices worldwide could have a material adverse impact on the travel and tourism industries, and indirectly, on our business.  Material increases in oil and gas prices tend to reduce discretionary spending by consumers, such as on travel and dining, as well as on retail spending generally.  Reductions in discretionary spending by consumers adversely affect our customers and, indirectly, our business.  Moreover, increases in oil and gas prices also directly adversely affect our customer base in other ways.  For example, oil and gas price increases can result in higher ingredient and food costs for our restaurant customers.
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
•   We are subject to the global economic crisis.  Starting in the summer of 2008 and continuing into the current period, world macro-economic conditions materially worsened, resulting in the failure of several key global financial services providers, and a virtual freezing of the credit markets.  These economic conditions resulted in reduced demand from customers and the inability of some customers to secure financing for intended purchases.  While many economists have noted signs of slow recovery, and credit markets are improving, the stock markets have recently experienced marked declines and the current economic weakness may continue to result in the reduced demand for our products and services.  Lack of worldwide economic growth has resulted in reduced consumer spending, which has adversely impacted our customers.  These economic conditions may also increase our bad debts despite additional collection efforts.
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

•   We are subject to certain material cost increases that may be out of our control.  While we attempt to control third party costs, we have little or no control over certain significant expenses, such as health care costs (which are generally experience-based) and costs of compliance with new legislation.  Significant increases in any of these expenses could adversely affect our operating results.
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
•   We have encountered risks associated with maintaining large cash balances.  While we have attempted to invest our cash balances in investments generally considered to be relatively safe, we nevertheless confront credit and liquidity risks.  For example, we invested some of our cash in auction rate securities, which proved to be illiquid when the financial resale markets contracted in February 2008.  These securities may continue to be illiquid.  Moreover, we have recorded charges totaling approximately $10.0 million for credit losses relating to one of the auction rate securities in our investment portfolio, and we may, in the future, incurred additional charges for losses related to our investments in auction rate securities.  Also, bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

3.	TECHNOLOGY RISKS.
•   Our customers’ requirements are increasingly sophisticated.  To continue to offer competitive products and meet our customers’ requirements, we must continually develop and update our products.  Unexpected costs and delays in development and implementation, and addressing our commitments to various customers, could adversely affect our financial results.
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
•   The manufacturing of our hardware platform is performed primarily by a Singapore based third party contract manufacturer, Venture Group of Singapore (formerly known as GES Singapore) (“Venture Group”).  While we believe we have a very good relationship with Venture Group, and have not experienced any material manufacturing problems with Venture Group, we cannot be certain that the relationship will remain in force, nor can we be certain that Venture Group will not experience labor or manufacturing challenges in the future, which may include claims of patent infringement with respect to key product components.  Additionally, Venture Group procures many of its components from other third parties that could experience manufacturing or labor issues.  We believe that, if our relationship with Venture Group were to terminate, we could replace Venture Group with other contract manufacturers or resell appropriate third-party hardware products in lieu of those manufactured for us by Venture Group.  However, any disruption or interruption of the supply of hardware products from Venture Group could materially adversely affect our business in the short run.
•   Large customized deployments may be difficult and may result in cost overruns that are not recoverable.  We have some contracts under which we are required to provide systems and services at a fixed price.  We may be contractually required to absorb costs that may not be recoverable if we underestimate the amount of work required or if we encounter unanticipated technical issues.  This risk can be pronounced given the complexity of some of the systems we install and the size and scope of some of the deployments.  Unanticipated costs that are not recoverable could adversely affect our operations.
•   Our investment in certain technologies may prove to be unsuccessful and may delay our focus on more promising technologies.  We make significant investments in research and development.  Our investments entail a risk that we will pursue technology that we ultimately determine is not marketable or does not achieve the desired solution.  In such an event, we may be required to write off our investment, which could have an adverse impact on our operating income.  Moreover, if we are delayed in deploying better technologies, our business also could be adversely affected.

•   Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities.  Our software may be used in connection with processing sensitive data (e.g., credit card numbers), and is sometimes used to store such data.  It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures.  In those instances, the customer may attempt to seek damages from us.  While we believe that all of our current software complies with applicable industry security requirements and that we take appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers’ systems will not be breached, or that all unauthorized access can be prevented.  If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.
•   Hosting of software applications presents increased security risks.  As we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our responsibility for data and system security with respect to data held in our hosting centers increases significantly.  While we believe that our current software applications comply with applicable laws and industry security requirements, and while we believe that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the hosting center, we cannot provide absolute assurance that our hosted systems will not be breached, or that all unauthorized access can be prevented.  If a security breach were to occur, a customer, regulatory agency, or other person could seek redress from us, which could adversely affect our business.
•   Hosting of software applications presents other increased liability risks.  Additionally, as we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our potential liability increases significantly.  Specifically, an outage in our data centers can affect literally thousands of customers, resulting in losses to both MICROS and the impacted customers.  While we believe that our data centers have been designed and engineered to reduce the likelihood of outages, we cannot provide assurance that our hosted systems will not suffer from unanticipated outages or deficient performance.  If an unanticipated outage were to occur, a customer could suffer economic damages and seek redress from us, which could adversely affect our business.

4.	RESOURCE AND PERSONNEL RISKS.
•   We could be adversely affected by vendor labor difficulties.  Some of our vendors may have employees who are protected by certain labor laws or who may be members of unions.  We could experience unanticipated manufacturing or supply shortages if any of our key vendors are subject to labor difficulties or work slow-downs or stoppages.
•   Our inability to hire qualified personnel, including particularly research & development personnel, could adversely affect our ability to satisfy customer requirements on an efficient basis.  Finding qualified technical personnel in all the localities where our research and development facilities are located is an ongoing challenge.  If we cannot find appropriate personnel, we risk delays in satisfying customer demands, or may even lose the opportunity to provide software to the customer.  If we are required to retain a consultant because we do not have available personnel, development costs would increase.  In general, our inability to recruit and retain appropriate personnel would adversely affect our business.
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

5.	LEGAL RISKS.
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
•   We are subject to litigation, which may be costly.  As a company that does business with many customers, employees, and vendors throughout the world, we are subject to litigation, including claims made by or against us relating to intellectual property rights and intellectual property licenses.  While we generally take steps to reduce the likelihood that disputes will result in litigation and damages, litigation is very commonplace and could have an adverse effect on our business.  As part of the litigation risk, we could be subject to potentially material adverse jury verdicts.  We are currently subject to an adverse jury verdict in the amount of $3 million, which we have appealed.

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
In addition to over 50 smaller offices, we lease the following larger facilities (defined, for purposes of this filing, as those locations in which we lease approximately 10,000 square feet or more.):

Location	Approximate Size (Square Feet)	Use	Expiration Date	Additional Comments

Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See above

Hanover, Maryland	87,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2015

Cleveland, Ohio	69,199	Sales, marketing, support, product development	February 28, 2014	Cleveland is the headquarters for the MICROS-Retail group of subsidiaries

Neuss, Germany	45,809	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as one of the hub offices for Europe, Africa, and the Middle East

Slough, England (four sites)	36,904	Sales, marketing, support	Ranges from October 1, 2011 to July 17, 2021

Ann Arbor, Michigan	35,748	Sales, marketing, customer support, product development and product support	Ranges from November 20, 2010 to July 31, 2012	Ann Arbor is the headquarters for the Fry subsidiary

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2013	MICROS-Retail maintains this office for its XBR loss prevention products, as well as for its CommercialWare products and services

Chevy Chase, Maryland	26,744	Sales, Web development services	November 15, 2017	Headquarters of the TIG Global subsidiary

Naples, Florida	20,516	Software development	December 31, 2016	Naples is the main site for the development of our hotel products

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (we have early termination rights in 2012 and 2017)	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Boca Raton, Florida	17,112	Sales, marketing, product development, customer support and light assembly	February 28, 2017	Boca Raton is the headquarters for our JTECH subsidiary

Nanterre, France	16,867	Sales, marketing, support	December 31, 2013

Buffalo, NY	16,821	Sales, marketing, support	September 15, 2015	We have subleased a portion of this property to another company.

Chicago, Illinois	16,706	Sales, marketing, product development, and hosting	December 31, 2014	Fry maintains this office for its hosting services as well as for sales and services.

Sydney, Australia	13,500	Sales, marketing, support, product development	December 14, 2012

Scottsdale, Arizona	12,969	Sales, marketing, support, product development	January 31, 2016	Scottsdale is the headquarters for the HSI division

Mexico City, Mexico, DF	11,946	Sales, marketing, customer support, operations	December 31, 2012

Huntington Beach, California	10,970	Sales, marketing, support	January 31, 2013

Singapore	9,367	Sales, marketing, support	September 30, 2014	Regional headquarters of Asia-Pacific

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

ITEM 3.   LEGAL PROCEEDINGS

On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.  The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs appealed the verdicts on various grounds.  On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award.  In January 2011, both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision.  On April 1, 2011, the Superior Court denied all of the motions for reconsideration.  Subsequently, on April 13, 2011, the Company and one of the plaintiffs filed petitions with the Pennsylvania Supreme Court seeking the ability to appeal certain issues in the litigation.  The Pennsylvania Supreme Court has not yet ruled on either of the petitions.  During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters, which is included in its selling, general and administrative expenses.  The Company has also recognized interest expense of approximately $0.5 million related to the judgment as the amount payable will be subject to interest accruing at the statutory rate of 6% per annum.
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

STOCK PERFORMANCE GRAPH
The following line graph compares the cumulative total shareholder return on the Company’s common stock during the past five fiscal years, based on the market price of MICROS Systems, Inc. common stock, with the cumulative total yearly return of the S&P 500 Index, and with the S&P Application Software composite index.  The graph assumes $100 invested on June 30, 2006 in MICROS Systems, Inc. common stock, and an identical amount in the S&P 500 Index and the S&P 500 Application Software composite index, and assumes the reinvestment of dividends.

Company/Index	June 2006	June 2007	June 2008	June 2009	June 2010	June 2011
MICROS Systems, Inc.	$100.00	$124.54	$139.61	$115.93	$145.92	$227.61
S&P 500 Index	$100.00	$120.59	$104.77	$77.30	$88.46	$115.61
S&P 500 Application Software	$100.00	$121.03	$107.67	$84.33	$104.77	$159.32

PRICE RANGE OF COMMON STOCK

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MCRS.  As of August 19, 2011, there were 22,394 record holders of the Company’s common stock, $0.025 par value.
The following table shows the range of high and low sales prices for the periods indicated, as reported by NASDAQ:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2011
High	$43.28	$46.78	$50.00	$53.36
Low	$30.96	$41.79	$42.76	$46.02
Fiscal Year Ended June 30, 2010
High	$31.11	$32.43	$33.50	$38.16
Low	$22.79	$25.68	$26.17	$31.26

The Company has never paid a cash dividend and has no current intention to pay any cash dividends.  Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock.  The Company is a party to two credit agreements which restrict the payment of cash dividends.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report.

PURCHASES OF COMPANY STOCK
In August 2010 the Board of Directors authorized the purchase of two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.
We have incurred an aggregate of approximately $0.3 million in fees in the aggregate related to all stock purchase plans.  As of July 31, 2011, approximately 2.9 million additional shares are available for purchase.  During the fourth quarter of fiscal year 2011, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
04/01/11 – 04/30/11	0	N/A	0	3,372,415
05/01/11 – 05/31/11	248,659	$49.58	248,659	3,123,756
06/01/11 – 06/30/11	195,415	$47.08	195,415	2,928,341
	444,074		444,074

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2011(1),(3)	2010(1),(3)	2009(1),(2),(3)	2008(1)	2007(1)
Statement of Operations Data:
Revenue	$1,007,859	$914,319	$907,725	$953,950	$784,973
Income from operations	$210,459	$167,973	$140,835	$138,890	$110,390
Net income attributable to MICROS Systems, Inc.	$144,059	$114,353	$96,292	$100,737	$79,875
Net income per share attributable to MICROS Systems, Inc. common:
Basic	$1.78	$1.44	$1.19	$1.23	$1.00
Diluted	$1.74	$1.41	$1.17	$1.20	$0.97

Balance Sheet Data:
Working capital (4)	$697,012	$468,047	$416,593	$391,656	$343,937
Total assets	$1,433,018	$1,138,291	$1,021,379	$1,002,147	$846,093
Line of credit	$0	$1,442	$1,090	$989	$2,308
MICROS Systems, Inc. shareholders’ equity	$1,016,711	$783,380	$718,997	$671,723	$550,493
Book value per share (5),(6)	$12.59	$9.79	$8.95	$8.30	$6.79

Additional Data:
Weighted average number of common shares outstanding:
Basic	80,726	79,856	80,486	81,546	79,978
Diluted	82,672	81,448	81,461	83,346	82,581

(1)
Fiscal years 2011, 2010, 2009, 2008 and 2007 include approximately $12.4 million ($8.0 million, net of tax or $0.10 per diluted share), $12.4 million ($8.1 million, net of tax or $0.10 per diluted share), $13.9 million ($9.8 million, net of tax or $0.12 per diluted share), $17.2 million ($13.1 million net of tax or $0.16 per diluted share) and $14.0 million ($11.1 million net of tax or $0.14 per diluted share), respectively, in non-cash share-based compensation expense.  See Note 3 “Share-based Compensation” in the Notes to Consolidated Financial Statements.

(2)
Fiscal year 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory write down reflecting adjustments to the Company’s cost structure to address lower sales volume in certain of the Company’s locations affecting both of its reportable segments.

(3)
Fiscal years 2011, 2010 and 2009 include other-than-temporary impairments of approximately $4.3 million, $4.8 million and $1.3 million, respectively, for long-term investments.  See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements.

(4)	Current assets less current liabilities.
(5)	Calculated as shareholders’ equity divided by common stock outstanding at June 30.
(6)	Share information for the fiscal year ended June 30, 2007 is retroactively adjusted to reflect the February 2008 two-for-one stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  We reevaluate our estimates periodically.
The following comprise the critical accounting estimates that we used in the preparation of our consolidated financial statements:

Revenue recognition
Revenue is generated from the sale of software licenses, hardware, services and support and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability of the related receivable is probable.  Our revenue recognition involves judgment, including estimates of vendor specific objective evidence of fair value in software arrangements that contain multiple elements and estimates of relative selling price for multiple element arrangements that contain hardware or other non-software elements, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.  Factors considered by the Company in developing relative selling prices for products and services include the customers' geographical region, customer concentrations, the use of typical discounts from list prices, prices charged by the Company for similar offerings and the Company’s historical pricing practices.  In making these judgments we analyze various factors, including the nature and terms of the specific transaction, the nature and terms of comparable transactions, the creditworthiness of our customers, our historical experience, accuracy of prior estimates and overall market and economic conditions.  Changes in judgments related to these items, or a deterioration in market or economic conditions, could materially impact the timing and amount of revenue and costs recognized.

Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments.  Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could affect our financial results in future periods.  As of June 30, 2011 and 2010, accounts receivable totaled approximately $181.8 million and $153.1 million, net of an allowance for doubtful accounts of approximately $32.3 million and $28.4 million, respectively.  Additionally, bad debt expenses for fiscal years 2011, 2010 and 2009 were approximately $6.2 million, $3.9 million and $8.3 million, respectively.

Inventory
      Inventory is stated at the lower of cost or market.  Cost is determined principally by the first-in, first-out pricing method.  We wrote down our inventory by approximately $13.1 million and $12.3 million as of June 30, 2011 and 2010, respectively.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items to evaluate obsolescence and excessive quantities.  Nevertheless, changes in business trends, competition and other factors not apparent when, or occurring after, we make our estimates of inventory obsolescence could result in the need to undertake additional inventory write-offs in future periods.

Financial instruments and fair value measurements
All of our short-term investments are recorded at fair value, which approximates cost.  Our investments in auction rate securities (debt instruments designed to periodically reset interest rate, classified as long-term investments in the accompanying consolidated balance sheets) as discussed below, are carried at fair value.
We periodically review our financial instruments to identify and evaluate each investment that has an unrealized loss.  Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income.   Other-than-temporary “credit loss” (loss due to security issuer’s credit risk), net of tax and valuation allowances, is recognized in the consolidated statements of operations, while other-than-temporary impairment loss related to factors other than credit loss, net of tax, is recognized, net of tax, in accumulated other comprehensive income.
We periodically assess whether we would likely recover the entire cost basis of each of our auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment.  The factors considered in classifying the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) our intent to hold each investment until recovery, the likelihood that we will not be required to sell the security prior to recovery and our expectation of recovery of the entire amortized cost basis of the security, and (e) the existence of any evidence of default by the issuer.  Applying these factors entails significant judgment and considerable uncertainty.  We then estimate the extent to which other-than-temporary credit loss or non-credit loss was applicable to our investments in auction rate securities.  Because there is no liquid market or negotiated transaction history with regard to the auction rate securities, we engaged an independent valuation firm to perform a valuation of our investments in auction rate securities at June 30, 2011.  The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  While we reviewed and agreed with this valuation, many of the assumptions utilized in connection with the valuation are subject to considerable uncertainty, and changes in assumptions or subsequent events could result in the recognition of additional credit loss.
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
Annual amortization of capitalized software development costs is either included in software cost of sales or service cost of sales.  For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product.  If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, we may be required to take a significant write off of capitalized software development costs or to accelerate amortization, either of which could materially affect our future financial results.  Amortization expenses for fiscal years 2011, 2010 and 2009 were approximately $7.5 million, $9.7 million and $8.6 million, respectively.

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
The process of evaluating the potential impairment of goodwill and/or trademarks is highly subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purposes of our annual or interim analyses, we make estimates and judgments about the future cash flows of these businesses.  The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units and factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, changes in technology and the cost structure necessary to achieve the related revenues. Additionally, these cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit.  We also consider our market capitalization on the date the analysis is performed.   A determination that goodwill or intangible assets are impaired (which could result from a change in our assumptions) could have a significant impact on our operating results.  As of June 30, 2011 and 2010, goodwill totaled approximately $242.3 million and $213.8 million, respectively.

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
We value stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  Therefore, we are required to input highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in determining the estimated fair value.  Expected volatility is based on historical stock prices.  The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  For this purpose, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  Total share-based compensation expense recorded from period to period can be significantly different depending on several variables, including the number of options granted, any changes to assumptions such as pre-vesting cancellations and the estimated fair value of those vested awards.  However, unlike all of the other accounting estimates described in this section, changes in estimates regarding stock options affect only newly granted options; they do not result in a change in previously recorded amounts.

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
      Although we are profitable on a consolidated basis, we have incurred losses in certain foreign jurisdictions.  We applied valuation allowances in some circumstances where the prospects of realizing the benefit of net operating loss carryforwards and other deferred taxes are subject to uncertainty.  The determination of the likelihood of realizing this tax benefit requires significant judgment in some instances, and actual results of our operating subsidiaries, particularly certain international subsidiaries, could require in material adjustments to our deferred tax assets or liabilities, and changes in our annual tax rate in the year in which the adjustments occur.
      We review our uncertain income tax positions and apply a “more likely than not” threshold to the recognition and derecognition of tax positions.  The net unrecognized income tax benefits were approximately $31.4 million and $21.3 million, including interest and penalties of approximately $2.8 million and $2.4 million at June 30, 2011 and 2010, respectively.  Significant judgment is required in determining our tax positions and evaluating uncertainties relating to these positions.  Changes in estimates regarding our tax positions, or government determinations resulting from tax audits, could have an effect on our deferred tax assets and liabilities, as well as our annual tax rate in the year in which the changes or determinations occur.

RESULTS OF OPERATIONS
      During the three fiscal years ending June 30, 2011, we acquired several businesses and accordingly, our results include activities from the acquired businesses from their respective acquisition dates.  These acquisitions were not considered material.  See Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Revenue
The following table provides information regarding the sales mix by reportable segments in fiscal years 2011 and 2010 (amounts are net of intersegment eliminations, based on location of the customer):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$98,762	$96,560	$100,241	$91,773	$199,003	$188,333
Software	46,611	45,964	80,512	72,824	127,123	118,788
Service	326,492	297,268	355,241	309,930	681,733	607,198
Total Revenue	$471,865	$439,792	$535,994	$474,527	$1,007,859	$914,319

The following table provides information regarding the total sales mix as a percent of total revenue in fiscal years 2011 and 2010:

	Fiscal Year Ended June 30,
	2011	2010
Hardware	19.8%	20.6%
Software	12.6%	13.0%
Service	67.6%	66.4%
Total	100.0%	100.0%

      For fiscal year 2011, total revenue was approximately $1.0 billion, an increase of approximately $93.5 million, or 10.2% compared to fiscal year 2010 principally due to the following factors:
•
Hardware, software and service revenue increased by 5.7%, 7.0% and 12.3%, respectively, compared to the fiscal year 2010.  We believe the increases were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions in fiscal year 2011.  The software revenue increase also reflects a major rollout of Simphony by a large customer.

•
The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by companies that we acquired during the fiscal years 2011 and 2010.

•	The favorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, positively affected total revenue by approximately $17.2 million.

International segment revenue for the fiscal year ended June 30, 2011 increased by approximately $61.5 million, or 13.0% compared to the fiscal year 2010 principally due to the following factors:
•
Hardware, software and service revenue increased by 9.2%, 10.6% and 14.6%, respectively, compared to the fiscal year 2010.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions in fiscal year 2011.

•
The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base and the additional revenue generated by companies that we acquired during fiscal year 2011.

•	The favorable foreign currency exchange rate fluctuations, for substantially all foreign currencies against the U.S. dollar, positively affected total revenue by approximately $17.2 million.

U.S. segment revenue for the fiscal year ended June 30, 2011 increased by approximately $32.1 million, or 7.3% compared to the fiscal year 2010 principally due to the following factors:
•
Hardware, software and service revenue increased by 2.3%, 1.4% and 9.8%, respectively, compared to the fiscal year 2010.  We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions in fiscal year 2011.

•	The software revenue increase also reflects a major rollout of Simphony by a large customer.
•
The service revenue for the fiscal year 2011 includes additional service revenue generated by TIG Global, a company that we acquired in December 2009.  The increase in service revenue also reflects the continued expansion of our customer base and new products and services offerings.

Cost of Sales
The following table provides information regarding our cost of sales in fiscal years 2011 and 2010:

	Fiscal Year Ended June 30,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$126,667	63.7%	$119,489	63.4%
Software	21,200	16.7%	25,731	21.7%
Service	299,923	44.0%	267,618	44.1%
Total Cost of Sales	$447,790	44.4%	$412,838	45.2%

For fiscal year 2011, cost of sales as a percent of revenue decreased 0.8% to 44.4% compared to 45.2% in fiscal year 2010.  Hardware cost of sales as a percent of related revenue increased primarily as a result of a change in customer mix compared to fiscal year 2010.  Software cost of sales as a percent of related revenue decreased primarily due to a favorable product mix between internally developed software products and third party software products.  The decrease also reflects lower capitalized software amortization expense (included in software cost of sales) as a percent of software revenue as compared to fiscal year 2010.  Service cost of sales as a percent of related revenue decreased 0.1% to 44.0% in fiscal year 2011.  The foreign currency exchange rate fluctuations increased our cost of sales for the fiscal year 2011 by approximately $10.2 million compared to fiscal year 2010.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased approximately $13.0 million compared to fiscal year 2010 to approximately $287.0 million.  This increase was primarily due to the following:

•	Additional SG&A expenses from companies acquired during fiscal years 2011 and 2010;
•	A $3.0 million litigation charge recognized in fiscal year 2011;
•
Although we saw modest improvements in the global economic conditions in general, these conditions, primarily in Europe, lead to an increase in bad debt expense of approximately $2.3 million in fiscal year 2011 compared to fiscal year 2010; and,

•	The foreign currency exchange rate fluctuations increased our SG&A expenses for the fiscal year 2011 by approximately $7.0 million compared to fiscal year 2010.

All of these increases were partially offset by our ability to continue to reduce certain of our costs.  Overall we experienced a 1.5% decrease in SG&A expenses as a percent of revenue to 28.5% in fiscal year 2011 as compared to fiscal year 2010.

Research and Development (“R&D”)
R&D expenses consist primarily of labor costs less capitalized software development costs.  The following table provides information regarding our R&D expenses in fiscal years 2011 and 2010:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010
R&D labor and other costs	$51,424	$44,672
Capitalized software development costs	(5,580)	(2,443)
Total R&D expenses	$45,844	$42,229
% of Revenue	4.5%	4.6%

The increase in capitalized software development costs is primarily related to development of the next generation of property management and retail related software.  The increase in total R&D expenses is primarily related to our recently acquired subsidiaries.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for fiscal year 2011 decreased approximately $0.5 million compared to fiscal year 2010 to approximately $16.8 million.  The decrease is primarily due to an increase in fully depreciated assets, partially offset by additional depreciation and amortization expenses related to recent acquisitions.

Share-Based Compensation Expenses
The following table provides information regarding our recognition of non-cash share-based compensation expense, which was included in the SG&A expenses, R&D expenses and cost of sales for fiscal years 2011 and 2010, as indicated below:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2011	2010
SG&A	$11,747	$11,717
R&D	596	511
Cost of sales	105	137
Total non-cash share-based compensation expense	12,448	12,365
Income tax benefit	(4,426)	(4,283)
Total non-cash share-based compensation expense, net of tax benefit	$8,022	$8,082
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.10	$0.10

The non-cash share-based compensation expense allocated to SG&A for the 2011 and 2010 fiscal years included approximately $2.5 million and $1.7 million related to the grant of options during the respective years to our Chairman, President, and Chief Executive Officer, A. L. Giannopoulos.  In accordance with the terms of our option plan, as he is over the retirement age of 62, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement.  Although Mr. Giannopoulos has not retired, we expensed 100% of the share-based compensation expense related to his option grants on the date of grant because he was over the age of 62 at the time he received the options.

As of June 30, 2011, there was approximately $20.6 million in non-cash share-based compensation cost related to non-vested awards that were not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.91 years.

Income from Operations
Income from operations for fiscal year 2011 increased approximately $42.5 million, or 25.3%, to approximately $210.5 million, compared to fiscal year 2010.  The increase reflects an increase in total revenue, an overall improvement in margin and our continued cost cutting efforts.  Foreign currency exchange rate fluctuations decreased our income from operations for the fiscal year 2011 by approximately $0.4 million compared to fiscal year 2010.

Non-operating Income (Expense)
Net non-operating expense for fiscal year 2011 was approximately $0.8 million compared to net non-operating income of approximately $0.2 million for fiscal year 2010.  This decrease of approximately $1.0 million reflects:

•	For fiscal year 2011, the foreign currency exchange transaction loss was approximately $1.3 million compared to a gain of approximately $1.0 million in fiscal year 2010; and,
•	An increase in interest expense of approximately $0.8 million primarily due to approximately $0.5 million interest accrued related to a litigation charge.

The decreases described above were partially offset by:

•	An increase in interest income of approximately $1.7 million due to overall higher cash and cash equivalents and investment (short-term and long-term) balances; and,
•
The credit based other-than-temporary impairment losses of approximately $4.3 million for fiscal year 2011 compared to approximately $4.8 million for fiscal year 2010 for investments in auction rate securities classified as long-term investments on our consolidated balance sheets.

Income Tax Expense
The effective tax rates for fiscal years 2011 and 2010 were 31.0% and 31.4%, respectively.  The effective tax rates for the fiscal years 2011 and 2010 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued determination to permanently reinvest overseas the cumulative unremitted earnings of our significant non-US affiliates, and tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities.
The decrease in the effective tax rate for fiscal year 2011 as compared to fiscal year 2010 was primarily attributable to increases in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities, the increase in the domestic manufacturing deduction and the net reduction of valuation allowances.
We recorded net unrecognized income tax benefits of approximately $31.4 million and $21.3 million, including accrued interest and penalties of approximately $2.8 million and $2.4 million at June 30, 2011 and 2010, respectively.  We have recognized approximately $0.8 million and $0.7 million of interest expense for the fiscal years 2011 and 2010, respectively.  The non-current portion of the net unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date.  If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, affecting the effective income tax rate.
We have recognized a decrease in certain unrecognized tax benefits for the fiscal year ended June 30, 2011 primarily due to the expiration of statutes of limitations, which reduced the effective tax rate by 1.4% and income tax expense by approximately $3.1 million.  We estimate that within the next 12 months, we will decrease the unrecognized income tax benefits by approximately $4.2 million to $5.2 million due to the expiration of statues of limitations and settlement of issues with tax authorities, which we believe would increase earnings as a result of a reduction in tax expense.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities for uncertain tax positions.

Net Income Attributable to MICROS Systems, Inc. and Diluted Net Income per Share Attributable to MICROS Systems, Inc. Common Shareholders
The net income attributable to us for fiscal year 2011 increased approximately $29.7 million, or 26.0%, to approximately $144.1 million, compared to fiscal year 2010.  The increase is due to an increase in total revenue, an overall improvement in margin and our continued cost cutting efforts. Foreign currency exchange rate fluctuations had less than $0.1 million impact on the net income attributable to us for fiscal year 2011 compared to fiscal year 2010.

Diluted net income per share attributable to our shareholders for fiscal year 2011 and 2010 was $1.74 and $1.41 per diluted share, respectively.

Comparison of Fiscal Year 2010 to Fiscal Year 2009

Revenue
The following table provides information regarding the sales mix by reportable segments (amounts are net of intersegment eliminations, based on location of the customer):

	Fiscal Year Ended June 30,
	U.S.		International		Total
(in thousands)	2010	2009	2010	2009	2010	2009
Hardware	$96,560	$107,960	$91,773	$101,874	$188,333	$209,834
Software	45,964	48,523	72,824	84,389	118,788	132,912
Service	297,268	277,999	309,930	286,980	607,198	564,979
Total Revenue	$439,792	$434,482	$474,527	$473,243	$914,319	$907,725

The following table provides information regarding the total sales mix as a percent of total revenue:

	Fiscal Year Ended June 30,
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

•
The increases described above were partially offset by 11% and 12% decreases in hardware and software sales volume, respectively, compared to fiscal year 2009.  We believe these decreases were due to a slow-down in demand from our customers as a result of adverse global economic conditions.

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
The following table provides information regarding our cost of sales:

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
•
Approximately $3.1 million in restructuring charges, primarily reflecting adjustments to our cost structure to reflect lower sales volume in certain of our locations.  The charge included approximately $1.5 million in employee related costs and approximately $1.6 million in occupancy related costs for certain of our facilities that we have vacated; and,

•	During fiscal year 2010, we were able to continue to reduce certain of our costs.

All of these factors were partially offset by an approximately $5.1 million increase in compensation related expenses in fiscal year 2010 compared to fiscal year 2009.
In addition, the foreign currency exchange rate fluctuations increased our SG&A expenses for the fiscal year 2010 by approximately $3.4 million compared to fiscal year 2009.

Research and Development (“R&D”)
R&D expenses consist primarily of labor costs less capitalized software development costs.  The following table provides information regarding our R&D expenses:

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

Share-Based Compensation Expenses
The following table provides information regarding our recognition of non-cash share-based compensation expense, which was included in the SG&A expenses, R&D expenses and cost of sales for fiscal years 2010 and 2009, as indicated below:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2010	2009
SG&A	$11,717	$12,857
R&D	511	792
Cost of sales	137	251
Total non-cash share-based compensation expense	12,365	13,900
Income tax benefit	(4,283)	(4,100)
Total non-cash share-based compensation expense, net of tax benefit	$8,082	$9,800
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.10	$0.12

The non-cash share-based compensation expense allocated to SG&A for the 2010 and 2009 fiscal years included approximately $1.7 million and $0.8 million related to the grant of options during the respective years to our Chairman, President, and Chief Executive Officer, A. L. Giannopoulos.  In accordance with the terms of our option plan, as he was over the retirement age of 62, any options that he holds that have not yet vested at the time of his retirement will vest immediately upon his retirement.  Although Mr. Giannopoulos had not retired, we expensed 100% of the share-based compensation expense related to his option grant because he was over the age of 62 at the time he received the options.
As of June 30, 2010, there was approximately $13.7 million in non-cash share-based compensation cost related to non-vested awards that were not yet recognized in our consolidated statements of operations.  This cost was expected to be recognized over a weighted-average period of 1.83 years.

Income from Operations
Income from operations for fiscal year 2010 increased approximately $27.1 million, or 19.3%, to approximately $168.0 million, compared to fiscal year 2009.  The increase reflects an overall improvement in margin, reflecting our continued cost cutting efforts.  Foreign currency exchange rate fluctuations increased our income from operations for the fiscal year 2010 by approximately $0.5 million.

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
•
The credit based other-than-temporary impairment losses of approximately $4.8 million and $1.3 million for fiscal years ended June 30, 2010 and 2009, respectively, for investments in auction rate securities classified as long-term investments on our consolidated balance sheets.  The increased loss in fiscal year 2010 was related to the deterioration of one of our auction rate securities with an original cost of $10.0 million which was valued at approximately $4.3 million at June 30, 2010.

•
The decreases in non-operating income described above were partially offset by approximately $1.3 million increase in the foreign currency exchange transaction gain.  For fiscal year 2010, the foreign currency exchange transaction gain was approximately $1.0 million compared to a loss of approximately $0.3 million in fiscal year 2009.

Income Tax Expense
The effective tax rates for fiscal years 2010 and 2009 were 31.4% and 33.5%, respectively.  The effective tax rates for the fiscal years 2010 and 2009 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued determination to permanently reinvest overseas the cumulative unremitted earnings of our significant non-US affiliates, and tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities.  These benefits were partially offset by the recognition of uncertain tax positions, non-deductible compensation items including, non-cash share-based compensation, valuation allowances, creditable foreign withholding taxes and the inclusion of foreign income in our U.S. tax base.
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

Net Income Attributable to MICROS Systems, Inc. and Diluted Net Income per Share Attributable to MICROS Systems, Inc. Common Shareholders
Net income attributable to MICROS Systems, Inc. for fiscal year 2010 increased approximately $18.1 million, or 18.8%, to approximately $114.4 million, compared to fiscal year 2009.  The increase was mainly due to an overall improvement in margin, coupled with our continued cost cutting efforts.  Foreign currency exchange rate fluctuations increased our net income attributable to MICROS Systems, Inc. for fiscal year 2010 by approximately $1.1 million.
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders for fiscal year 2010 and 2009 was $1.41 and $1.17 per diluted share, respectively.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements
On July 1, 2010, we adopted accounting guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of the selling price for a deliverable is not available, a vendor must use its best estimate of the selling price of the deliverable when applying the relative selling price method.  Under the relative selling price method, a vendor must separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

Recent Accounting Guidance Not Yet Adopted
In August 2011, the FASB issued accounting guidance to revise how an entity tests goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for our fiscal year 2013, but we intend to early adopt during our quarter ending September 30, 2011 as allowed under the guidance.
In June 2011, the FASB issued accounting guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires the changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The new guidance will be effective for us beginning in our fiscal year 2013 and will have presentation changes only in the consolidated financial statements.
In May 2011, the FASB issued accounting guidance to amend the accounting and disclosure requirements on fair value measurements.  The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  The new guidance will be effective for us beginning January 1, 2012 and other than requiring additional disclosures, the adoption of this guidance will not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued accounting guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2011.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
The Company’s consolidated statement of cash flows summary is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$199,584	$201,869	$165,912
Investing activities	35,458	(66,340)	(193,219)
Financing activities	(673)	(20,539)	(37,195)

Operating activities:
Net cash provided by operating activities for fiscal year 2011 decreased approximately $2.3 million compared to fiscal year 2010, due principally to certain unfavorable changes in working capital in comparison to fiscal year 2010.  These unfavorable changes were substantially offset by the increase in net income of approximately $29.2 million.
Net cash provided by operating activities for fiscal year 2010 increased approximately $36.0 million compared to fiscal year 2009, primarily due to an increase in net income of approximately $17.7 million before adjustment for increased performance based compensation related accruals of approximately $16.6 million.

Investing activities:
Net cash provided by investing activities for fiscal year 2011 was approximately $35.5 million reflecting approximately $70.7 million in proceeds from sales of investments (including approximately $6.4 million received from the sale of auction rate securities), net of funds used to purchase investments.  This amount was partially offset by approximately $18.6 million we used for acquisitions and approximately $16.3 million used to purchase property, plant and equipment and to develop software to be licensed to others.
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
Net cash used by investing activities for fiscal year 2009 was approximately $193.2 million reflecting approximately $37.2 million used in connection with the acquisition of Fry in August 2008.  Additionally, we used approximately $13.8 million to purchase property, plant and equipment and to internally develop software to be licensed to others.  We used approximately $142.4 million to purchase investments, net of proceeds from sales of investments (including approximately $5.2 million received from the sales of auction rate securities.)

Financing activities:
Net cash used in financing activities for fiscal year 2011 was approximately $0.7 million, reflecting approximately $33.4 million used to purchase our stock, substantially offset by proceeds from stock option exercises of approximately $28.1 million and realized tax benefits from stock option exercises of approximately $7.7 million.
Net cash used in financing activities for fiscal year 2010 was approximately $20.5 million, reflecting approximately $47.6 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $23.3 million and realized tax benefits from stock option exercises of approximately $3.5 million.
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

Capital Resources
      At June 30, 2010, we had two credit agreements (the “Credit Agreements”) that in the aggregate provided a $65.0 million multi-currency committed line of credit.  On July 30, 2010, the Credit Agreements were amended to extend the maturity date to July 31, 2013, and modify other terms and conditions, including a reduction in the overall limit on the line to $50.0 million (a change made at our request), the addition and deletion of certain subsidiaries as co-borrowers, and a reduction in certain fees payable to the lenders under certain circumstances.  See Note 7 “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report.  As of June 30, 2011, we had no borrowings outstanding under the Credit Agreements, but had applied approximately $0.5 million to guarantees.
We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.5 million at the June 30, 2011 exchange rate).  As of June 30, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.9 million at the June 30, 2011 exchange rate) of the credit facility had been used for guarantees.
As of June 30, 2011, we had approximately $50.0 million borrowing capacity available under all of the credit facilities described above.
We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.
We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  Based on our expected operating cash flows and sources of cash, we do not believe that any limitations on liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.  In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2012 will be approximately $15 million.
The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	As of June 30,
(in thousands, except ratios)	2011	2010
Cash and cash equivalents and short-term investments (1)	$780,265	$545,298
Available credit facilities	$51,450	$66,223
Outstanding credit facilities	0	(1,442)
Outstanding guarantees	(1,410)	(1,187)
Unused credit facilities	$50,040	$63,594
Working capital (2)	$697,012	$468,047
MICROS Systems, Inc. shareholders’ equity	$1,016,711	$783,380
Current ratio (3)	2.97	2.50

(1)
Does not include approximately $41.3 million and $53.3 million invested in auction rate securities, classified as long-term investments in our Consolidated Balance Sheet as of June 30, 2011 and 2010, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

Inflation
We have not experienced any significant impact as a result of inflation.

Contractual Obligations
The following table summarizes our contractual arrangements at June 30, 2011:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$98,080	$31,176	$43,573	$21,687	$1,644
SERP liability*	4,758	96	181	1,155	3,326
Purchase obligations	1,768	1,336	432	0	0
Capital lease obligations	285	144	136	4	1
Total	$104,891	$32,752	$44,322	$22,846	$4,971

*
The term “SERP” refers to our Supplemental Executive Retirement Plan.  See Note 15, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report for further information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized income tax benefits at June 30, 2011, we are unable to reasonably estimate settlements with taxing authorities.  The above contractual obligations table does not reflect unrecognized income tax benefits of approximately $31.4 million.  See Note 13 “Income Taxes” in the Notes to Consolidated Financial Statements included in this report.

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
Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:

•
Item 1, “Business,” statements regarding the future direction of PMS technology and the growth of the OPERA suite of products, development and release of additional products such as the Hotel Commerce Platform, our strategy for product growth in retail software, demand shift toward hosted applications and away from traditional on-premise implementations, our global distribution network, our expectations regarding sourcing of manufacturing capability, materials and equipment, our expectations regarding labor relations and employment, our expectations regarding interest rate fluctuations, the appropriateness of reliance on statutory and common law protections for our intellectual property, the risks associated with third party misappropriation of our intellectual property, our expectations regarding whether backlog will result in recognizable revenue, the anticipated effect of the U.S. Government exercising a termination for convenience under one or more contracts that we have with the U.S. Government, and our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position;

•	Item 1A, “Risk Factors,” regarding the anticipated or potential impact on our business, financial results, or competitive position of the various risks described in that section;
•	Item 2, “Properties,” regarding the anticipated availability of additional space;
•	Item 3, “Legal Proceedings,” regarding the likely effect of litigation on our results of operations or financial position;
•
Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” regarding our intentions for use of retained earnings and our intention not to pay cash dividends; and Item 7.

•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Additional forward-looking statements are contained elsewhere in this report, including in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Such statements include the following:

(i)	our statements about the trends in the hospitality and retail industries generally and in various sectors within those industries;
(ii)	our expectation that product and service margins may decline in response to the competitive nature of our market;
(iii)	our statements regarding the effects of foreign currency rate fluctuations (in particular, Euro and British pound sterling) on our financial performance;
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
(vii)
our statements concerning the impact of changes in our business judgment, market conditions, macro-economic conditions, financial conditions of our customers, competition, business trends, and government activity on the application of our critical accounting estimates;

(viii)	our statements concerning the fluctuations in the market price of our common stock, whether as a result of variations in our quarterly operating results or other factors;
(ix)	our beliefs about our competitive strengths;
(x)	our expectations regarding effective tax rates in future periods;

(xi)	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;
(xii)	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;
(xiii)	our expectations about our capital expenditures for future periods;
(xiv)	our expectations that our exposure to interest rate risk will not materially change in the future;
(xv)	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;
(xvi)	our statements about the effects on our revenue recognition as a result of changes to a customers’ delivery requirements or a products’ completion;
(xvii)	our statements regarding our ability to increase sales of our higher margin products;
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

We are exposed to interest rate risk and to foreign currency exchange rate risk.  See Foreign Sales and Foreign Market Risks in Part 1 “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for information regarding foreign currency exchange risks.  Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives.  At June 30, 2011, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the line of credit.  As we did not have any borrowing as of June 30, 2011, a 1% change in interest rate would have no impact on our consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of June 30, 2011, but the change in our interest income would be a change of approximately $7.8 million based on the cash, cash equivalents and short term investment balances as of June 30, 2011 for the year then ended.
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

See the Index to Consolidated Financial Statements on page 47 of this report.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management’s report on internal control over financial reporting is set forth on page 48 of this annual report on Form 10-K and is incorporated by reference herein.

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

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,277,863	$29.40	3,521,663

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,277,863	$29.40	3,521,663

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be set forth in the Company’s Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and that information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement under the caption “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Exhibits and Financial Statement Schedule:

(1)	Financial Statements – See the Index to Consolidated Financial Statements on page 47
(2)	Schedule II – See the Index to Consolidated Financial Statements on page 47
(3)	Exhibits:
3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2010 Annual Meeting of Shareholders.
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

10(c)(1)*
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10(c)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

10(d)(1)*
First Amendment to Employment Agreement dated January 25, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on January 27, 2011.

10(e)*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10(f)
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

10(f)(1)
First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., JTECH Communications, MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.

10(f)(2)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC, Fry, Inc., JTECH Communications, and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(g)(2) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(g)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10(g)(1)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio  Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(h)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(h)
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

10(i)
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

MICROS Systems, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.

Management’s Annual Report on Internal Control Over Financial Reporting	48

Financial Statements:
Report of Independent Registered Public Accounting Firm	49
Consolidated balance sheets as of June 30, 2011 and 2010	50
Consolidated statements of operations for the fiscal years ended June 30, 2011, 2010 and 2009	51
Consolidated statements of cash flows for the fiscal years ended June 30, 2011, 2010 and 2009	52
Consolidated statements of shareholders’ equity for the fiscal years ended June 30, 2011, 2010 and 2009	53
Consolidated statements of comprehensive income for the fiscal years ended June 30, 2011, 2010 and 2009	54
Notes to consolidated financial statements	55 - 76

Financial Statement Schedule:
Schedule II – Valuation and qualifying accounts and reserves	76

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
Management evaluated the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MICROS Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Baltimore, Maryland
August 26, 2011

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$661,259	$377,205
Short-term investments	119,006	168,093
Accounts receivable, net of allowance for doubtful accounts of $32,282 at June 30, 2011 and $28,392 at June 30, 2010	181,833	153,066
Inventory	38,119	35,103
Deferred income taxes	21,036	19,624
Prepaid expenses and other current assets	30,454	27,004
Total current assets	1,051,707	780,095

Long-term investments	46,226	59,884
Property, plant and equipment, net	28,145	27,349
Deferred income taxes, non-current	20,798	13,556
Goodwill	242,319	213,825
Intangible assets, net	19,293	19,590
Purchased and internally developed software costs, net of accumulated amortization of $84,885 at June 30, 2011 and $71,985 at June 30, 2010	18,710	17,468
Other assets	5,820	6,524
Total assets	$1,433,018	$1,138,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$0	$1,442
Accounts payable	54,851	44,783
Accrued expenses and other current liabilities	148,901	135,469
Income taxes payable	7,705	5,856
Deferred revenue	143,238	124,498
Total current liabilities	354,695	312,048

Income taxes payable, non-current	32,309	22,737
Deferred income taxes, non-current	8,261	2,590
Other non-current liabilities	14,502	11,304
Total liabilities	409,767	348,679

Commitments and contingencies (Note 11)
Equity:
MICROS Systems, Inc. Shareholders’ Equity:
Common stock, $0.025 par value authorized 120,000 shares; issued and outstanding 80,805 at June 30, 2011 and 80,042 at June 30, 2010	2,020	2,001
Capital in excess of par	132,529	117,462
Retained earnings	833,839	689,750
Accumulated other comprehensive income (loss)	48,323	(25,833)
Total MICROS Systems, Inc. shareholders' equity	1,016,711	783,380
Noncontrolling interest	6,540	6,232
Total equity	1,023,251	789,612
Total liabilities and equity	$1,433,018	$1,138,291

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2011	2010	2009
Revenue:
Hardware	$199,003	$188,333	$209,834
Software	127,123	118,788	132,912
Service	681,733	607,198	564,979
Total revenue	1,007,859	914,319	907,725
Cost of sales:
Hardware	126,667	119,489	135,033
Software	21,200	25,731	25,570
Service	299,923	267,618	264,883
Total cost of sales	447,790	412,838	425,486
Gross margin	560,069	501,481	482,239
Selling, general and administrative expenses (1)	286,976	273,968	281,230
Research and development expenses	45,844	42,229	42,630
Depreciation and amortization	16,790	17,311	17,544
Total operating expenses	349,610	333,508	341,404
Income from operations	210,459	167,973	140,835
Non-operating income (expense):
Interest income	5,732	4,080	8,681
Interest expense (1)	(1,069)	(263)	(895)
Other (expense) income, net (2)	(5,510)	(3,665)	(1,759)
Total non-operating (expense) income, net	(847)	152	6,027
Income before taxes	209,612	168,125	146,862
Income tax provision	64,999	52,745	49,173
Net income	144,613	115,380	97,689
Less: net income attributable to non-controlling interest	(554)	(1,027)	(1,397)
Net income attributable to MICROS Systems, Inc.	$144,059	$114,353	$96,292

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$1.78	$1.44	$1.19
Diluted	$1.74	$1.41	$1.17

Weighted-average number of shares outstanding:
Basic	80,726	79,856	80,486
Diluted	82,672	81,448	81,461

The details of total other-than-temporary impairment losses (“OTTI”) of long-term investments and a reconciliation to OTTI charge included in other non-operating income (expense) (2):

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Total other-than-temporary impairment losses	$3,919	$4,103	$1,978
Adjustment:
Change in non-credit based OTTI recognized in other comprehensive income	0	680	(712)
Change in credit based OTTI due to redemption	342	0	0
Change in non-credit based OTTI due to redemption	32	0	0
Credit based OTTI recognized in non-operating income/expense	$4,293	$4,783	$1,266

(1) See Note 11 “Contingencies” in Notes to Consolidated Financial Statements.
(2) See Note 2 “Financial Instruments and Fair Value Measurements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$144,613	$115,380	$97,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,790	17,311	17,544
Share-based compensation	12,448	12,365	13,900
Amortization of capitalized software	7,489	9,682	8,630
Provision for losses on accounts receivable	6,168	3,875	8,318
Other-than-temporary impairment losses on investments, net	4,293	4,783	1,266
Net loss on disposal of property, plant and equipment	726	946	169
Loss on other investments	500	0	0
Provision for deferred income tax benefits	(8,579)	(3,062)	(3,554)
Gain on sales of long-term investments	(76)	0	0
Changes in operating assets and liabilities (net of impact of acquisitions):
(Increase) decrease in accounts receivable	(15,104)	(4,099)	19,680
Decrease in inventory	369	3,905	19,764
Decrease (increase) in prepaid expenses and other assets	1,488	(940)	2,121
Increase (decrease) in accounts payable	5,506	5,218	(8,048)
Increase (decrease) in accrued expenses and other current liabilities	(2,230)	19,620	(15,620)
Increase (decrease) in income tax assets and liabilities	12,454	3,813	(1,093)
Increase in deferred revenue	12,729	13,072	5,146
Net cash flows provided by operating activities	199,584	201,869	165,912
Cash flows from investing activities:
Purchases of short-term investments	(198,605)	(308,966)	(264,998)
Proceeds from sales and maturities of short-term investments	269,274	284,677	122,611
Net cash paid for acquisitions	(18,586)	(30,684)	(37,193)
Purchases of property, plant and equipment	(10,706)	(9,044)	(13,361)
Internally developed software costs	(5,580)	(2,443)	(470)
Other	(339)	120	192
Net cash flows provided by (used in) investing activities	35,458	(66,340)	(193,219)
Cash flows from financing activities:
Repurchases of common stock	(33,403)	(47,635)	(22,242)
Proceeds from stock option exercises	28,106	23,310	2,866
Realized tax benefits from stock option exercises	7,697	3,543	1,026
Proceeds from line of credit	1,131	0	0
Principal payments on line of credit	(2,573)	0	(18,124)
Exercise of non-controlling put option	(1,041)	0	0
Other	(590)	243	(721)
Net cash flows used in financing activities	(673)	(20,539)	(37,195)
Effect of exchange rate changes on cash and cash equivalents	49,685	(30,042)	(20,313)
Net increase (decrease) in cash and cash equivalents	284,054	84,948	(84,815)
Cash and cash equivalents at beginning of year	377,205	292,257	377,072
Cash and cash equivalents at end of year	$661,259	$377,205	$292,257

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$250	$111	$120
Income taxes	$46,349	$44,318	$51,278

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital in		Other	Non-
	Common Stock		Excess of	Retained	Comprehensive	controlling
(in thousands)	Shares	Amount	Par	Earnings	Income (Loss)	interest	Total
Balance, June 30, 2008	80,898	$2,022	$130,001	$479,546	$60,154	$5,892	$677,615
Net income	0	0	0	96,292	0	1,397	97,689
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	(43,340)	(534)	(43,874)
Unrealized loss on long-term investments, net of tax benefit of $392	0	0	0	0	(560)	0	(560)
Non-controlling interest put arrangement	0	0	0	(743)	0	0	(743)
Dividends to non-controlling interest	0	0	0	0	0	(721)	(721)
Share-based compensation	0	0	13,900	0	0	0	13,900
Stock issued upon exercise of options	267	7	2,859	0	0	0	2,866
Repurchases of stock	(855)	(21)	(22,221)	0	0	0	(22,242)
Income tax benefit from options exercised	0	0	1,101	0	0	0	1,101
Balance, June 30, 2009	80,310	2,008	125,640	575,095	16,254	6,034	725,031
Net income	0	0	0	114,353	0	1,027	115,380
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	(42,222)	(714)	(42,936)
Unrealized gain on long-term investments, net of tax of $83	0	0	0	0	135	0	135
Non-controlling interest put arrangement	0	0	0	302	0	0	302
Dividends to non-controlling interest	0	0	0	0	0	(115)	(115)
Share-based compensation	0	0	12,365	0	0	0	12,365
Stock issued upon exercise of options	1,378	34	23,276	0	0	0	23,310
Repurchases of stock	(1,646)	(41)	(47,594)	0	0	0	(47,635)
Income tax benefit from options exercised	0	0	3,775	0	0	0	3,775
Balance, June 30, 2010	80,042	2,001	117,462	689,750	(25,833)	6,232	789,612
Net income	0	0	0	144,059	0	554	144,613
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	74,968	856	75,824
Unrealized losses on long-term investments, net of tax benefit of $500	0	0	0	0	(812)	0	(812)
Non-controlling interest put arrangement	0	0	0	30	0	0	30
Purchase of minority interest	0	0	0	0	0	(682)	(682)
Dividends to non-controlling interest	0	0	0	0	0	(420)	(420)
Share-based compensation	0	0	12,448	0	0	0	12,448
Stock issued upon exercise of options	1,471	37	28,069	0	0	0	28,106
Repurchases of stock	(708)	(18)	(33,385)	0	0	0	(33,403)
Income tax benefit from options exercised	0	0	7,935	0	0	0	7,935
Balance, June 30, 2011	80,805	$2,020	$132,529	$833,839	$48,323	$6,540	$1,023,251

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Net income	$144,613	$115,380	$97,689
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	75,824	(42,936)	(43,874)
Change in unrealized (loss) gain on long-term investments, net of taxes (benefit) of ($500), $83 and ($392)	(812)	135	(560)
Total other comprehensive income (loss), net of taxes	75,012	(42,801)	(44,434)
Comprehensive income	219,625	72,579	53,255
Comprehensive income attributable to non-controlling interest	(1,410)	(313)	(863)
Comprehensive income attributable to MICROS Systems, Inc.	$218,215	$72,266	$52,392

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS
MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries.  The information solutions consist of application specific software and hardware systems, supplemented by a wide range of services.  The hospitality industry includes numerous defined markets such as lodging (including individual hotel sites, hotel central reservation systems and customer information systems), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business food service operations, casinos, transportation food service, government operations, and cruise ships.  The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, food, hardware, jewelry, and other specialty items.  (References to “MICROS” or the “Company” in these notes include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.)

BASIS OF PREPARATION AND USE OF ESTIMATES
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.  Although these estimates are based on assumptions that management believes are reasonable and management’s knowledge of current matters pertaining to the Company and activities that management anticipates the Company may undertake in the future, actual results may differ from these estimates.  Certain amounts reported in the prior years have been reclassified in the accompanying financial statements to conform to the current year’s presentation.

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

•
Fixed or determinable fee:  The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within its normal payment terms, generally within 90 days of delivery, with generally no more than 20% of the contract price due at the end of the payment term.  If a software license arrangement contains significant customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.  If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•
Collection is probable:  The Company performs a credit review to determine the creditworthiness of the customer.  Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due.  If the Company determines collection is not probable, revenue is recognized as collection occurs.

Hardware
The Company’s main proprietary hardware is point-of-sale terminals.  The Company also sells other hardware devices, such as printers, cash drawers, handheld order entry terminals and pole displays and also resells various hardware products, including personal computers, servers, printers, network cards and other related computer equipment.  Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  If at the time of shipment, the Company has not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.
The Company’s hardware includes certain system software embedded which is used solely in connection with the operation of the hardware and is incidental to the hardware product as a whole; once installed, the embedded system software is not updated for new versions that are subsequently developed.

Service
The Company also provides maintenance support and/or professional services, such as installation, customer specific development, software hosting and e-commerce design and development.  Revenue from maintenance support and software-hosting services contracts is initially recorded as deferred revenue and is recognized ratably over the contract term.  Revenue related to professional services is recognized as the service is rendered provided all the other criteria for revenue recognition have been met.
The Company’s software is ready for use by the customer upon receipt.  While many of the customers may choose to tailor the software to fit their specific needs or request the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to, or development of, the underlying source code.
Revenue from fixed e-commerce design and development contracts, where the software product is designed, developed or modified to the customer’s specifications is recognized on a percentage of completion basis based on the estimated costs incurred compared to total estimated costs.  This method is used because reasonably dependable estimates of the revenues and the project progress applicable to various states of an arrangement can be made, based on historical experience and milestones set in the contract.  The Company defers the recognition of all revenue if the Company’s ability to estimate its progress is not reasonably dependable.

Multiple Element Arrangements
On July 1, 2010, the Company adopted accounting guidance of the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables that are outside the scope of the FASB’s software revenue recognition guidance.  This guidance is applicable for new arrangements in fiscal year 2011 or those that are materially modified during the year.  The Company accounts for multiple element arrangements that consist of software and software-related services, together “software elements”, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, when the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue upon delivery, provided the other revenue recognition criteria are met.
For multiple element arrangements that include tangible products with incidental embedded software and other related services, together “non software elements”, the Company allocates revenue to all deliverables based on their relative selling prices.  In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.  Factors considered by the Company in developing relative selling prices for products and services include the customers' geographical region, customer concentrations, the use of typical discounts from list prices,  prices charged by the Company for similar offerings and the Company’s historical pricing practices.

For multiple element arrangements that include a combination of software elements and non software elements, the Company allocates the arrangement revenue to the software elements as a group and the non software elements as a group based on each group’s relative selling prices. In such circumstances, the Company uses the hierarchy described above to determine the relative selling price to be used to allocating revenue to each the group. After this initial allocation has occurred, the Company allocates revenue to any separate deliverables within each group using the methodology described above.
The Company sells software and peripheral hardware products obtained from other companies. The Company generally establishes its own pricing and retains related inventory risk, is considered the primary obligor in these transactions based on the contractual arrangement in place, and assumes the credit risk for amounts billed to its customers. Accordingly, the Company recognizes revenue for the sale of such products based on the gross amount billed.

Other
Costs related to shipping and handling and billable travel expenses are included in cost of sales.  The Company’s hardware and software products are sold under warranty for defects in material and workmanship for a period generally ranging from three to 36 months following delivery.  The Company establishes an accrual for estimated warranty costs at the time of sale.  Historically, the Company’s warranty expense has not been material.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The fair market values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both June 30, 2011 and 2010 approximate their carrying amounts.
The Company considers all highly liquid investments with a maturity of generally three months or less at the date of purchase to be cash equivalents.  These investments are recorded at cost which approximates fair value.  Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  These investments are classified as available-for-sale securities and are recorded at fair value which approximates cost.  Auction rate securities, recorded at fair value, are long-term debt instruments with variable interest rates that are designed periodically to reset to prevailing market rates every 7 to 35 days through the auction process (“auction rate securities.”)
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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of the Company’s customers to make required payments.  The Company’s methodology for determining this allowance requires estimates and is based on the age of the receivable, the customer’s payment practices and history, inquiries, credit reports from third parties and other financial information.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY
Inventory is stated at the lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory quantities on hand, future purchase commitments provided to the Company’s suppliers and the estimated utility of the Company’s inventory is reviewed regularly.  If the review indicates a reduction in utility of inventory below carrying value, the inventory is adjusted and a charge to cost of sales is recorded in an amount equal to the adjustment.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years.  Leasehold improvements are amortized over the life of the lease or estimated useful lives, whichever is shorter.  Maintenance and repairs are charged to expense as incurred, and the costs of additions and improvements are capitalized.  Any gain or loss from the retirement or sale of an asset is credited or charged to operations in the current period.  Internally used computer software is amortized on a straight-line basis over the estimated life of the software ranging up to seven years.

PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS
Costs incurred in the research and development of new software products to be licensed to others, primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established.  The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and ends when the product is available for general release to customers, at which time amortization of the capitalized software development costs begins.  Technological feasibility is established when the product reaches the working model stage.  The fair values of software purchased with acquisitions are also included here.
Annual amortization of purchased and internally developed software costs is either included in software cost of sales or services cost of sales.  For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product.  Amortization expenses for the fiscal years 2011, 2010 and 2009 were approximately $7.5 million, $9.7 million and $8.6 million, respectively.
During the fiscal year 2009, the Company wrote off approximately $0.8 million in capitalized software costs.  No capitalized software costs were written off in fiscal years 2011 and 2010.

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
During each of the fiscal years ended June 30, 2011, 2010 and 2009, the Company recorded approximately $1.5 million in accelerated amortization expenses related to finite-lived customer relationship intangible assets due to increased attrition.  During the fiscal year 2011, the Company wrote off approximately $0.5 million in finite-lived purchased intangible assets.  During the fiscal years 2010 and 2009, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

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

ADVERTISING COSTS
Advertising costs are charged to expense as incurred.  Advertising expenses for the fiscal years 2011, 2010 and 2009 were approximately $4.6 million, $4.2 million and $5.2 million, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs, primarily consisting of salaries, employee benefits and administrative costs (other than capitalized software development costs) are charged to operations as incurred.

SHARE-BASED COMPENSATION
The Company estimates the fair value of its option awards granted under its stock option program as of the date of grant, and recognizes non-cash share-based compensation expense, adjusted for expected pre-vesting forfeitures, ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations.  The Company values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  Therefore, the Company is required to make highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in determining the estimated fair value.  Expected volatility is based on historical stock prices.  The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  See Note 3 “Share-Based Compensation” for further detail.

WARRANTIES
The Company’s products are sold under warranty for defects in material and workmanship for a period ranging generally from three to 36 months.  The Company establishes an accrual for estimated warranty costs at the time of sale.  Historically, the Company’s warranty expense has not been material.

INCOME TAXES
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the results of operations in the period that includes the enactment date of the change.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.  If the Company determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset is charged to the deferred income tax provision in the period such determination is made.
The Company reviews its uncertain income tax positions and applies a “more likely than not” threshold to the recognition and derecognition of tax positions in the financial statements.

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
A reconciliation of the net income attributable to MICROS Systems, Inc. and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2011	2010	2009
Net income attributable to MICROS Systems, Inc.	$144,059	$114,353	$96,292
Effect of non-controlling interest put arrangement	30	302	(743)
Net income available to MICROS Systems, Inc. common shareholders	$144,089	$114,655	$95,549

Average common shares outstanding	80,726	79,856	80,486
Dilutive effect of outstanding stock options	1,946	1,592	975
Average common shares outstanding assuming dilution	82,672	81,448	81,461

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$1.78	$1.44	$1.19
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$1.74	$1.41	$1.17

Anti-dilutive weighted shares excluded from reconciliation	701	1,882	4,105

Fiscal years 2011, 2010 and 2009 include approximately $12.4 million ($8.0 million, net of tax), $12.4 million ($8.1 million, net of tax) and $13.9 million ($9.8 million, net of tax), respectively, in non-cash share-based compensation expense.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.10, $0.10 and $0.12 for fiscal years 2011, 2010 and 2009, respectively.  See Note 3 “Share-based Compensation” for further detail.
The effect of non-controlling interest put arrangement above relates to one of the Company’s acquisitions where the non-controlling interest shareholders of the acquired company had the option to require the Company to purchase their remaining shares in the acquired company in accordance with a pre-defined formula based on specified financial results of the acquired company.  During fiscal year 2011, the Company exercised the option and purchased the remaining shares of the acquired company.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements
On July 1, 2010, the Company adopted accounting guidance on revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance.  Under the guidance, when vendor-specific objective evidence or third-party evidence of the selling price for a deliverable is not available, a vendor must use its best estimate of the selling price of the deliverable when applying the relative selling price method.  Under the relative selling price method, a vendor must separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On July 1, 2010, the Company adopted the accounting guidance on revenue recognition for arrangements that include software elements.  Under the guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In August 2011, the FASB issued accounting guidance to revise how an entity tests goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for the Company in its fiscal year 2013, but the Company intends to early adopt during its quarter ending September 30, 2011 as allowed under the guidance.
In June 2011, the FASB issued accounting guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires the changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The new guidance will be effective for the Company beginning in its fiscal year 2013 and will have presentation changes only in the consolidated financial statements.
In May 2011, the FASB issued accounting guidance to amend the accounting and disclosure requirements on fair value measurements.  The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  The new guidance will be effective for the Company beginning January 1, 2012 and other than requiring additional disclosures, the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued accounting guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with its reporting period beginning July 1, 2011.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s financial statements.

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of June 30, 2011		As of June 30, 2010
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$74,745	$74,745	$56,270	$56,270
Auction rate securities	57,625	41,345	64,275	53,258
U.S. government debt securities	30,222	30,222	108,323	108,323
Foreign corporate debt securities	18,920	18,920	10,126	10,126
Total investments	$181,512	$165,232	$238,994	$227,977

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, June 30, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$74,745	$0	$74,745
Auction rate securities	0	0	41,345	41,345
U.S. government debt securities	30,222	0	0	30,222
Foreign corporate debt securities	18,920	0	0	18,920
Total short-term and long-term investments	$49,142	$74,745	$41,345	$165,232

Balance, June 30, 2010:
Short-term and long-term investments:
Time deposit – international	$0	$56,270	$0	$56,270
Auction rate securities	0	0	53,258	53,258
U.S. government debt securities	108,323	0	0	108,323
Foreign corporate debt securities	10,126	0	0	10,126
Total short-term and long-term investments	$118,449	$56,270	$53,258	$227,977

At June 30, 2011 and 2010, other than the Company’s investments in auction rate securities, the Company’s investments were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets.  For these investments, cost approximated fair value.  During the fiscal years 2011, 2010 and 2009, the Company did not recognize any gains or losses on its investments, other than related to the Company’s investments in auction rate securities.  See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.
The contractual maturities of investments held at June 30, 2011 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$119,006	$119,006
Due between 1 – 2 years	4,881	4,881
Due after 10 years – auction rate securities	57,625	41,345
Total short-term and long-term investments	$181,512	$165,232

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs.  Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.  The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group.  AMBAC Financial Group commenced a voluntary case under Chapter 11 of the US Bankruptcy Code in November 2010, which may limit or avoid its obligations to provide insurance for repayment of the relevant securities.  Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities previously were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets.  Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity.  As a result, the auction rate securities have been classified as long-term investments available-for-sale as of June 30, 2011 and 2010 instead of being classified as short-term investments, as was the case prior to February 2008.
As of June 30, 2011, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment as to whether any impairment was temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including:  (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption.  The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.
Based on its fair value assessments, the Company determined that its investments in auction rate securities as of June 30, 2011 were impaired by approximately $16.3 million as compared to an impairment of approximately $11.0 million as of June 30, 2010.  Approximately $10.0 million and $6.1 million of this impairment at June 30, 2011 and 2010, respectively, was deemed to be other-than-temporary.  The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss.  The factors considered in making an evaluation of the amount attributable to credit loss included the following:  (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates).  These assumptions are subject to change as the underlying market conditions change.  Based on its evaluations, the Company determined that approximately $10.0 million and $6.0 million of the cumulative other-than-temporary impairment losses as of June 30, 2011 and 2010, respectively, were credit based and as a result, the Company recorded approximately $4.3 million, $4.8 million and $1.3 million, respectively, in its fiscal years 2011, 2010 and 2009 consolidated statements of operations.  The credit based other-than-temporary impairment losses for fiscal year 2011 and 2010 are primarily due to declines in the credit ratings of the underlying issuers and the worsening performance of the underlying student loan collateral.

The remaining cumulative impairment losses of approximately $6.3 million (approximately $3.9 million, net of tax) and approximately $5.0 million (approximately $3.1 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of June 30, 2011 and 2010, respectively.

A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2009	$64,275	$(4,474)	$(712)	$(1,266)	$57,823
Changes in losses related to investments	0	(462)	680	(4,783)	(4,565)
Balance at June 30, 2010	64,275	(4,936)	(32)	(6,049)	53,258
Changes in losses related to investments	0	(1,593)	0	(4,293)	(5,886)
Changes in losses related to redemption/sale	(6,650)	249	32	342	(6,027)
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.
(2)	The amounts in this column are recorded in the consolidated statement of operations.

A summary of redemptions and sales of auction rate securities were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Original cost, par value	$6,650	$0	$5,175
Impairment losses previously recorded in:
Accumulated other comprehensive income	(281)	0	(224)
Consolidated statement of operations	(342)	0	0
Carrying value	6,027	0	4,951
Proceeds from redemption/sale	6,384	0	5,175
Gain on redemption/sale	357	0	224
Reversal of impairment losses previously recorded in accumulated other comprehensive income	(281)	0	(224)
Gain from redemption/sale recorded in consolidated statement of operations	$76	$0	$0

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

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors.  With respect to directors, the Company’s policy and practice during fiscal years 2011, 2010 and 2009 were that only those directors who are employees to the Company were eligible to receive options.  The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant.  Substantially all of the options granted become exercisable in equal increments on the first three anniversaries of the date of grant.  All outstanding options expire ten years from the date of grant.  Since its inception in 1991, the Company has authorized approximately 37.6 million shares for issuance upon exercise of options, of which approximately 9.8 million shares were available for issuance; approximately 6.3 million shares of which have been granted and remain outstanding and approximately 3.5 million shares have not been granted as of June 30, 2011 and remain in the Company’s 1991 Stock Option Plan to be granted.
The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2011	2010	2009
Selling, general and administrative	$11,747	$11,717	$12,857
Research and development	596	511	792
Cost of sales	105	137	251
Total non-cash share-based compensation expense	12,448	12,365	13,900
Income tax benefit	(4,426)	(4,283)	(4,100)
Total non-cash share-based compensation expense, net of tax benefit	$8,022	$8,082	$9,800
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.10	$0.10	$0.12

The non-cash share-based compensation expense for the fiscal years 2011, 2010 and 2009 included approximately $2.5 million, $1.7 million and $0.8 million, respectively, related to grants of options to the Company’s Chairman, President, and Chief Executive Officer, A. L. Giannopoulos.  In accordance with the terms of the Company’s option plan, as he is over the retirement age of 62, any options that he holds that have not yet vested will vest immediately upon his retirement.  Although Mr. Giannopoulos had not retired, the Company expensed 100% of the share-based compensation expense related to his option grants on the grant date because he was over the age of 62 at the time he received the options.
No non-cash share-based compensation expense has been capitalized for fiscal years 2011, 2010 and 2009 as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.
Estimates of fair values of options granted were made on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2011	2010	2009
Weighted-average expected volatility	41%	42%	39%
Expected volatility	39% - 41%	41% - 42%	35% - 42%
Expected term	4.9 – 5.5 years	5.0 – 5.2 years	4.9 – 5.3 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.4% - 1.9%	1.7% - 2.0%	1.7% - 2.8%

The following is a summary of option activity during fiscal year 2011:

(in thousands, except per share data and number of years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	6,574	$24.06	6.8	$51,353
Granted	1,231	$45.35
Exercised	(1,471)	$19.11
Forfeited or expired	(56)	$22.75
Outstanding at June 30, 2011	6,278	$29.40	6.9	$127,482

Exercisable at June 30, 2011	4,285	$26.15	5.9	$100,944

The weighted-average grant-date estimated fair value per share of options granted during the fiscal years 2011, 2010 and 2009 was $17.19, $11.70 and $5.93, respectively.  The total intrinsic value, which is the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal years 2011, 2010 and 2009 was approximately $34.9 million, $18.1 million and $3.8 million, respectively.
As of June 30, 2011, there was approximately $20.6 million (net of estimated forfeitures) in non-cash share-based compensation costs related to non-vested award that are expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.91 years.
Cash received from options exercised during the fiscal years 2011, 2010 and 2009 was approximately $28.1 million, $23.3 million and $2.9 million, respectively.

4.	ACQUISITIONS:

FY 2011:
During the fiscal year ended June 30, 2011, the Company acquired stock in three companies for an aggregate total cash purchase price of approximately $19.9 million, net of cash acquired.  In addition, the sellers of two of the companies may receive up to an aggregate additional $2.1 million contingent upon achievement of certain specified financial targets during designated time periods.  Approximately $1.5 million of the $2.1 million contingent payments has been included in the purchase price allocations based on fair value of these contingent obligations.  Approximately $3.3 million of the aggregate total purchase price has been retained by the Company or held in escrow, and if specified claims are made by the Company against the sellers, such amounts may be used to satisfy those claims.  In connection with the acquisitions described above, the Company recorded aggregate goodwill of approximately $19.0 million and intangible assets of approximately $4.8 million, principally comprised of customer relationships and developed technology which will be amortized over 2 to 10 years.  The purchase price allocations are not finalized as they are subject to the final working capital adjustments with the sellers, which are not expected to be material.

FY 2010:
On December 31, 2009, the Company acquired TIG Global, LLC (“TIG Global”), an online marketer specializing in hotel and destination internet marketing, headquartered in the Washington, D.C. metropolitan area, for a total cash purchase price of approximately $29.0 million, net of cash acquired.  Approximately $3.0 million of the total purchase price is held in escrow and, if specified claims against the sellers of TIG Global arise, such amounts may be used to satisfy those claims.  The amounts held in escrow, net of any payments made to satisfy any such claims are to be paid to the sellers in two installments, at 12 and 18 months after closing.  The former TIG Global members were eligible to earn up to an additional $0.9 million based upon achievement of specified financial targets for calendar year 2010 and approximately $0.6 million of the $0.9 million contingent obligation was included in the purchase price allocation based on fair value.  As the calendar year 2010 financial targets were not met, the approximately $0.6 million contingent payable to the former TIG Global members was written off during the fiscal year ended June 30, 2011.  In connection with the acquisition, the Company recorded goodwill of approximately $24.8 million and intangible assets of approximately $6.8 million, principally comprised of customer relationships, which is being amortized over 10 years.

FY 2009:
During August 2008, the Company acquired Fry, Inc. (“Fry”), an e-commerce design, development and managed services provider headquartered in Ann Arbor, Michigan, for a total cash purchase price of approximately $32.7 million, net of cash acquired.  The Company also assumed debt of approximately $18.1 million, which was paid off immediately after the acquisition.  Approximately $6.0 million of the total purchase price was initially held in escrow to satisfy certain claims the Company may have had against Fry.  Any amounts then remaining after the satisfaction of any such claims are to be paid in two installments, at 12 and 18 months after closing.  The first installment of approximately $2.9 million was paid in August 2009, a second installment of approximately $2.7 million was paid in February 2010 and the final remaining balance of approximately $0.3 million was paid in October 2010.  Approximately $0.1million has also been paid to the Company to satisfy certain of its claims against the selling Fry shareholders.  The selling Fry shareholders were eligible to earn up to an additional $17 million in earn out payments over the approximately two year period following closing, which were payable based upon achievement of specified financial targets.  In April 2009, the Company paid approximately $4.5 million to the former Fry shareholders for meeting the initial set of specified financial targets and in June 2010, the Company paid approximately $1.6 million to the sellers for meeting another set of financial targets for calendar year 2009.   In connection with the acquisition, the Company recorded goodwill of approximately $40.4 million, intangible assets of approximately $7.0 million, and capitalized software of approximately $4.7 million.

The goodwill amounts related to the acquisitions described above are attributable to expected synergies between the acquired companies and the Company’s existing products and operations.  The acquisitions have been included in the Company’s results of operations beginning on each of the respective acquisition dates.  The pro forma effects of the acquisitions, whether considered individually or in the aggregate, were not material to the consolidated financial position and results of operations presented in this report.

5.	INVENTORY:

The following table provides information on the components of inventory:

	As of June 30,
(in thousands)	2011	2010
Raw materials	$1,604	$1,807
Finished goods	36,515	33,296
Total inventory	$38,119	$35,103

6.	PROPERTY, PLANT AND EQUIPMENT:

The following table provides information on the components of property, plant and equipment:

	As of June 30,
(in thousands, except for number of years)	2011	2010	Useful Life (in years)
Leasehold improvements	$12,896	$11,779	Shorter of useful life or lease term
Machinery and equipment	14,282	12,641	5-10
Furniture and fixtures	21,254	19,374	7-10
Computer hardware and software	85,053	76,094	3-7
Total property, plant and equipment	133,485	119,888
Accumulated depreciation and amortization	(105,340)	(92,539)
Net property, plant and equipment	$28,145	$27,349

Depreciation expense for the fiscal years 2011, 2010 and 2009 was approximately $11.5 million, $12.7 million and $13.2 million, respectively.

7.	LINE OF CREDIT:

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
On July 31, 2010, the Credit Agreements were amended to extend the maturity date until July 31, 2013, and modify other terms and conditions, including the addition and deletion of certain subsidiaries as co-borrowers, the reduction in the overall borrowing limit on the line to $50.0 million (a change made at the Company’s request), and reduction in certain fees payable to the Lenders under certain circumstances.
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
As of June 30, 2011, the Company had no balances outstanding under the Credit Agreements and applied approximately $0.5 million to guarantees.  A total of approximately $49.5 million was available for future borrowings as of June 30, 2011.
The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.5 million at the June 30, 2011 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of June 30, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.9 million at the June 30, 2011 exchange rate) of the credit facility has been used for guarantees.

As of June 30, 2011, the Company had approximately $50.0 million borrowing capacity available under all of the credit facilities described above.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

The components of accrued expenses and other current liabilities are as follows:

	As of June 30,
(in thousands)	2011	2010
Compensation, benefits and related taxes	$68,175	$57,903
Deposits received from customers	28,604	29,227
Professional services	16,224	11,606
VAT and sales taxes	15,040	10,816
Product related	6,073	6,119
Acquisition holdbacks	2,534	953
Customer related	1,829	1,669
Deferred income taxes - current	1,817	366
Insurance	1,136	605
Payable for investment securities purchased	0	9,985
Other	7,469	6,220
Total accrued expenses and other current liabilities	$148,901	$135,469

9.	GOODWILL:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill are as follows:

(in thousands)	United States	International	Total
Balance, June 30, 2009	$134,511	$56,228	$190,739
Goodwill adjustment for prior years’ acquisitions	1,619	(92)	1,527
Goodwill on acquisition – TIG Global	24,996	0	24,996
Foreign currency translation	0	(3,437)	(3,437)
Balance, June 30, 2010	161,126	52,699	213,825
Goodwill adjustment for prior years’ acquisitions	(50)	8	(42)
Goodwill on acquisitions	0	19,543	19,543
Foreign currency translation	0	8,993	8,993
Balance, June 30, 2011	$161,076	$81,243	$242,319

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of and for the fiscal years 2011, 2010 and 2009.

10.	INTANGIBLE ASSETS:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite.  The following table provides information on the Company’s intangible assets:

(in thousands, except for number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
As of June 30, 2011:
Customer lists	$35,938	$(18,924)	$17,014	2 - 10
Non-compete agreements	445	(255)	190	2
Product lines	281	(281)	0
Service revenue backlog	78	(47)	31	5
Trademarks	1,771	(558)	1,213	10 - 25
Finite-lived purchased intangible assets	38,513	(20,065)	18,448
Trademarks	845	0	845
Total intangible assets	$39,358	$(20,065)	$19,293

As of June 30, 2010:
Customer lists	$30,951	$(13,632)	$17,319	4 - 10
Non-compete agreement	309	(84)	225	2 - 4
Product lines	326	(326)	0
Service revenue backlogs	833	(786)	47	5
Trademarks	1,200	(92)	1,108	25
Finite-lived purchased intangible assets	33,619	(14,920)	18,699
Trademarks	891	0	891
Total intangible assets	$34,510	$(14,920)	$19,590

Certain of the Company’s trademarks are deemed to have indefinite lives and therefore are not amortized.  Amortization expense related to finite-lived purchased intangible assets was approximately $5.3 million, $4.6 million and $4.4 million in the fiscal years 2011, 2010 and 2009, respectively.  During each of the fiscal years 2011, 2010 and 2009, the Company recorded approximately $1.5 million in accelerated amortization expenses related to finite-lived customer related intangible assets due to increased attrition.  During the fiscal year 2011, the Company wrote off approximately $0.5 million in finite-lived purchased intangible asset.  During the fiscal years 2010 and 2009, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.
Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2012	$3,277
2013	2,993
2014	2,362
2015	2,282
2016	2,122
Later years	5,412
Total	$18,448

11.	COMMITMENTS AND CONTINGENCIES:

LEASES
The Company and its subsidiaries lease office space under operating leases expiring at various dates through 2022 and lease equipment under both operating and capital leases.  The capital leases are primarily international automobile leases used by sales and installation personnel.  Rent expense under the operating leases was as follows:

Fiscal Year Ended June 30, (in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2011	$30,039	$(955)	$29,084
2010	$29,338	$(937)	$28,401
2009	$30,772	$(952)	$29,820

As of June 30, 2011, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Fiscal Year Ended June 30, (in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
2012	$31,176	$(972)	$30,204	$144
2013	25,067	(911)	24,156	87
2014	18,506	(923)	17,583	49
2015	13,747	(654)	13,093	2
2016	7,940	0	7,940	2
2017 and thereafter	1,644	0	1,644	1
	$98,080	$(3,460)	$94,620	285
Less: current portion				144
Long-term obligations under capital lease				$141

LEGAL PROCEEDINGS
On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.  The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania.  The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs.  The agreements were non-renewed as part of a restructuring of the dealer channel.  There is no other outstanding litigation relating to the restructuring of the dealer channel in the year 2000.  The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs.  The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships.  The Company and the plaintiffs appealed the verdicts on various grounds.  On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award.  In January 2011, both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision.  On April 1, 2011, the Superior Court denied all of the motions for reconsideration.  Subsequently, on April 13, 2011, the Company and one of the plaintiffs filed petitions with the Pennsylvania Supreme Court seeking the ability to appeal certain issues in the litigation.  The Pennsylvania Supreme Court has not yet ruled on either of the petitions.  During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters, which is included in its selling, general and administrative expenses.  The Company has also recognized interest expense of approximately $0.5 million related to the judgment as the amount payable will be subject to interest accruing at the statutory rate of 6% per annum.
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

During the period from fiscal year 2002 through fiscal year 2010, the Board of Directors authorized the purchase of up to an aggregate of 14 million shares of the Company’s common stock.  On August 24, 2010, the Board of Directors authorized the purchase of an additional two million shares of the Company’s common stock over the next three years, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.   The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of June 30, 2011, approximately 2.9 million additional shares are available for purchases under the most recent authorizations.
The following table summarizes the cumulative number of shares purchased under the purchase authorizations.  All of the purchased shares have been retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2008	9,863	$18.82	$185,587
Fiscal year 2009	855	$26.00	22,242
As of June 30, 2009	10,718	$19.39	207,829
Fiscal year 2010	1,646	$28.94	47,635
As of June 30, 2010	12,364	$20.66	255,464
Fiscal year 2011	708	$47.19	33,403
As of June 30, 2011	13,072	$22.10	$288,867

13.	INCOME TAXES:

Income before taxes was taxed as indicated in the following jurisdictions:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
United States	$118,599	$82,626	$72,039
International	91,013	85,499	74,823
Total income tax before taxes	$209,612	$168,125	$146,862

The components of income tax expense were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Current:
Federal	$45,319	$32,498	$31,729
State	6,099	4,554	4,443
Foreign	22,160	18,755	16,555
Total current income tax expense	73,578	55,807	52,727
Deferred:
Federal	(5,603)	(1,311)	(2,600)
State	(492)	(117)	(233)
Foreign	(2,484)	(1,634)	(721)
Total deferred income tax expense	(8,579)	(3,062)	(3,554)
Total income tax expense	$64,999	$52,745	$49,173

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes.  The reconciliation of these differences is as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.7	1.4	1.5
Effect of tax rates in foreign jurisdictions	(11.0)	(11.6)	(12.4)
Share-based and other compensation	1.4	1.5	0.9
Non-deferred foreign income	0.4	0.3	1.3
Domestic manufacturing deduction	(1.0)	(0.7)	(0.7)
Valuation allowances	1.5	2.0	2.5
Uncertain tax positions	3.1	2.1	3.1
Foreign withholding taxes	0.7	1.0	0.8
Other differences	(0.8)	0.4	1.5
Effective tax rate	31.0%	31.4%	33.5%

The Company has not provided U.S. deferred income taxes on the cumulative unremitted earnings of its significant non-U.S. affiliates as the Company plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S.  These cumulative unremitted foreign earnings of approximately $618 million and $554 million for fiscal years 2011 and 2010, respectively, relate primarily to ongoing operations in foreign jurisdictions and are required to fund foreign operations, capital expenditures and expansion requirements.  It is not practicable to determine the unrecognized deferred income taxes on these foreign subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
(in thousands)	2011	2010
Deferred tax assets:
Share-based compensation	$15,277	$13,421
Net operating loss carryforwards	14,357	12,464
Accruals	11,732	9,009
Bad debt reserves	7,759	6,570
Other unrealized gains and losses	5,865	4,021
Intercompany profit eliminations	4,384	3,093
Deferred revenues and customer deposits	4,001	1,286
Inventory	3,147	2,040
Benefit related accruals	2,177	2,032
Other	128	80
Total deferred tax assets	68,827	54,016

Deferred tax liabilities:
Intangibles amortization	(15,051)	(7,682)
Capitalized software development costs	(4,070)	(3,795)
Depreciation	(411)	(719)
Total deferred tax liabilities	(19,532)	(12,196)

Valuation allowance:
Auction rate securities	(3,810)	(2,305)
Net operating losses	(11,284)	(7,039)
Other	(2,406)	(2,252)
Total valuation allowance	(17,500)	(11,596)
Net deferred tax assets	$31,795	$30,224

The tax effected net operating loss carryforwards and related valuation allowance are as follows:

	As of June 30,
(in thousands)	2011	2010
Net operating loss carryforwards:
U.S.	$3,204	$3,947
International	11,153	8,517
Total net operating loss carryforwards	14,357	12,464
Net operating loss carryforward valuation allowance:
U.S.	(131)	0
International	(11,153)	(7,039)
Total net operating loss carryforward valuation allowance	(11,284)	(7,039)
Net operating loss carryforwards, net of valuation allowance	$3,073	$5,425

The Company is profitable on a consolidated basis.  However, it has incurred losses in certain jurisdictions.  A valuation allowance has been provided at June 30, 2011 and 2010 to offset the related deferred tax assets in these jurisdictions due to uncertainty of realizing the benefit of the net operating loss carryforwards and other deferred tax assets.
The Company’s net operating loss carryforwards and tax credit carryforwards (if not applied against taxable income) as of June 30, 2011 expire as follows:

	Expires in Fiscal Year Ending June 30,
(in thousands)	2012	2013	Thereafter	No Expiration	Total
U.S.:
Net operating loss carryforwards	$0	$0	$3,204	$0	$3,204
Valuation allowances	0	0	0	(131)	(131)
Total U.S.	0	0	3,204	(131)	3,073
International:
Net operating loss carryforwards	0	0	6,616	4,537	11,153
Valuation allowances	0	0	(6,616)	(4,537)	(11,153)
Total international	0	0	0	0	0
Net operating loss carryforwards, net of valuation allowances	$0	$0	$3,204	$(131)	$3,073

The Company’s net unrecognized income tax benefits were approximately $31.4 million and $21.3 million, including interest and penalties of approximately $2.8 million and $2.4 million, at June 30, 2011 and 2010, respectively.  The Company has recognized approximately $0.8 million and $0.7 million of interest expense for the fiscal years ending June 30, 2011 and 2010, respectively.  The interest and penalties related to unrecognized income tax benefits are classified as a component of income tax expense. The non-current components of the unrecognized income tax benefits were recorded as non-current to the extent that the Company does not anticipate making a payment within 12 months of the balance sheet date.  If recognized, all of the unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate. The Company has recognized a decrease in certain unrecognized tax benefits, including interest and penalties for the fiscal year ended June 30, 2011 primarily due to the expiration of statutes of limitations, which reduced the effective tax rate by 1.4% and income tax expense by approximately $3.1 million.
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
The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2008, by the U.K. tax authorities for tax years ending before June 2006 and the Irish tax authorities for tax years ending before June 2005. Certain periods prior to these dates, however, could typically be subject to adjustment due to the impact of items such as competent authority or carryback or carryforward claims.
The Company estimates that within the next 12 months, it will decrease unrecognized income tax benefits, including interest and penalties by approximately $4.2 million to $5.2 million due to the expiration of statutes of limitations and settlement of issues with tax authorities, which would increase earnings as a result of a reduction in tax expense. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Over the next 12 months, it is reasonably possible that the Company will continue to generate liabilities for uncertain tax positions. Due to changes in the mix of earnings among jurisdictions and the impact of discreet items recognized on an intraperiod basis, there may be some degree of volatility to the quarterly tax rate. The statute of limitations associated with our significant tax jurisdictions, generally expires in our third quarter.
The significant components of the Company’s gross unrecognized tax benefits are as follows:

	As of June 30,
(in thousands)	2011	2010
Balance, beginning of year	$20,644	$17,834
Current year uncertain tax positions:
Gross increases	7,925	4,552
Prior year uncertain tax positions:
Gross increases	1,857	714
Gross decreases	0	(1,375)
Gross increases - acquisitions	2,825	0
Expiration of statute of limitations	(3,238)	(1,081)
Balance, end of year	$30,013	$20,644

14.	OTHER INCOME (EXPENSE), NET:

The following table provides information regarding the components of other income (expense):

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Credit based impairment losses on investments	$(4,293)	$(4,783)	$(1,266)
Foreign exchange (loss) gain, net	(1,317)	974	(297)
Other, net	100	144	(196)
Total other (expense) income, net	$(5,510)	$(3,665)	$(1,759)

15.	EMPLOYEE BENEFIT PLANS:

DEFINED CONTRIBUTION PLANS
The Company sponsors an employee savings plan (the “Plan”), which conforms to the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all full-time and part-time employees in the U.S. and enables employees to voluntarily defer their eligible compensation through contributions to the Plan, up to the maximum amount per year permitted under the Internal Revenue Code. The Company matches 50% of the first 5% in eligible compensation deferred by each participating employee.
During the fiscal years 2011, 2010, and 2009, the Company’s matching contributions to the Plan were approximately $2.2 million, $2.1 million and $2.3 million, respectively.  The Company does not have any material obligations to past or present employees related to post employment benefits under the Plan.

DEFINED BENEFIT PLAN
The Company’s Supplemental Executive Retirement Plan (“SERP”) provides designated officers and executives of the Company or their designated beneficiaries with benefits upon retirement or death.  The Company funds the benefits under the SERP with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company.  The Board of Directors of the Company, in its sole discretion, had selected the participants in the SERP.  As of June 30, 2011, there are three participants, all of whom are all fully vested.
Under the terms of the SERP, vested participants (or their designated beneficiaries upon death) will receive ten annual payments over nine years commencing six months after the earlier of death or retirement on or after age 62.  The value of benefits under the SERP is not based on years of service, but is determined based on the (1) participant’s age at retirement, at death or at a change of control of the Company, and (2) the base salary received by the participant during the 12 months immediately preceding his or her retirement, death or at a change of control of the Company.  Two of the three vested participants are currently receiving their SERP benefits.  The remaining vested participant is the Company’s Chairman, President and Chief Executive Officer, A. L. Giannopoulos.  As he is over the age of 65, per the terms of the SERP, he is entitled to the maximum benefit rate of 30% of his base salary upon his retirement, death or at a change of control of the Company.
As of June 30, 2011 and 2010, the accumulated benefit obligations of approximately $4.8 million and $4.7 million, respectively, were fully funded and are included in Other Non-Current Liabilities on the consolidated balance sheets.  The total periodic pension costs for the fiscal years 2011, 2010 and 2009 were approximately $0.2 million, $0.2 million and $0.3 million, respectively, substantially consisting of interest cost.
As of June 30, 2011, the projected benefit payments to be paid from the SERP are as follows for the following fiscal years (each ending June 30) (in thousands):

2012	$96
2013	92
2014	89
2015	590
2016	565
2017 – 2024	3,326

16.	SEGMENT INFORMATION:

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
A summary of certain financial information regarding the Company’s reportable segments is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
Revenues (1):
United States	$541,272	$491,632	$488,817
International	511,883	461,310	453,857
Intersegment eliminations (2)	(45,296)	(38,623)	(34,949)
Total revenues	$1,007,859	$914,319	$907,725

Income before taxes (1):
United States	$130,254	$85,701	$78,465
International	112,043	110,455	91,932
Intersegment eliminations (2)	(32,685)	(28,031)	(23,535)
Total income before taxes	$209,612	$168,125	$146,862

Capital expenditures (3):
United States	$5,333	$3,895	$5,635
International	5,373	5,149	7,726
Total capital expenditures	$10,706	$9,044	$13,361

Depreciation and amortization (3):
United States	$11,129	$10,611	$10,668
International	5,661	6,700	6,876
Total depreciation and amortization	$16,790	$17,311	$17,544

	As of June 30,
(in thousands)	2011	2010
Identifiable assets (3):
United States	$668,527	$569,629
International	764,491	568,662
Total identifiable assets	$1,433,018	$1,138,291

Goodwill (3):
United States	$161,076	$161,126
International	81,243	52,699
Total goodwill	$242,319	$213,825

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the asset.

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

Revenues from unaffiliated customers by geographic location are as follows:

	Fiscal Year Ended June 30,
(in thousands)	2011	2010	2009
United States	$471,865	$439,792	$434,482
International	535,994	474,527	473,243
Total revenue	$1,007,859	$914,319	$907,725

Long-lived assets (property, plant, and equipment) organized by geographic locations are as follows:

	As of June 30,
(in thousands)	2011	2010
United States	$13,053	$15,800
International	15,092	11,549
Total long-lived assets	$28,145	$27,349

Approximately $6.9 million and $4.8 million of the long-lived assets as of June 30, 2011 and 2010, respectively, were located in Ireland.  There were no other individual foreign countries in which the Company has material long-lived assets.  The above chart does not include intangible assets.
There were no individual foreign countries in which the Company received material revenues from unaffiliated customers.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information is as follows:

	Fiscal Year 2011 (1), (2)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$233,414	$247,117	$253,193	$274,135
Gross margin	126,420	137,370	141,378	154,900
Income from operations	46,840	46,681	51,906	65,033
Net income attributable to MICROS Systems, Inc.	31,617	32,328	38,579	41,536
Income from operations per common share:
Basic	$0.58	$0.58	$0.64	$0.80
Diluted	0.57	0.56	0.63	0.78
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.39	$0.40	$0.48	$0.51
Diluted	0.39	0.39	0.47	0.50
Stock Prices (range of sales prices):
High	$43.28	$46.78	$50.00	$53.36
Low	30.96	41.79	42.76	46.02

	Fiscal Year 2010 (1), (2)
(in thousands, except per share data)	1stQuarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$211,401	$225,647	$229,054	$248,217
Gross margin	115,826	124,979	124,310	136,366
Income from operations	35,847	39,598	40,869	51,659
Net income attributable to MICROS Systems, Inc.	24,147	26,130	30,198	33,880
Income from operations per common share:
Basic	$0.45	$0.50	$0.51	$0.64
Diluted	0.44	0.49	0.50	0.63
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.30	$0.33	$0.38	$0.42
Diluted	0.30	0.32	0.37	0.42
Stock Prices (range of sales prices):
High	$31.11	$32.43	$33.50	$38.16
Low	22.79	25.68	26.17	31.26

(1)
Fiscal years ended June 30, 2011 and 2010 include approximately $12.4 million ($8.0 million, net of tax, or $0.10 per diluted share) and approximately $12.4 million ($8.1 million, net of tax, or $0.10 per diluted share), respectively, in non-cash share-based compensation expenses.  See Note 3 “Share-based Compensation.”  The fiscal year 2011 and 2010 also includes other-than-temporary impairment losses of approximately $4.3 million and $4.8 million, respectively, for long-term investments.  See Note 2 “Financial Instruments and Fair Value Measurement.”

(2)	Sum of quarterly amounts does not equal the sum of as reported amounts for the respective fiscal years due to rounding differences.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description (in thousands)	Balance at beginning of period	Charged To expense	Deductions (1)	Other (2)	Balance at end of period

Year ended June 30, 2011:
Allowance for doubtful accounts	$28,392	$6,168	$(4,972)	$2,694	$32,282
Income taxes - valuation allowance	11,596	3,085	0	2,819	17,500

Year ended June 30, 2010:
Allowance for doubtful accounts	$31,892	$3,979	$(6,622)	$(857)	$28,392
Income taxes - valuation allowance	8,520	3,295	0	(219)	11,596

Year ended June 30, 2009:
Allowance for doubtful accounts	$28,197	$8,449	$(2,888)	$(1,866)	$31,892
Income taxes - valuation allowance	5,653	3,172	0	(305)	8,520

(1)	Charge offs, net of recoveries.
(2)	Primarily related to foreign currency translation, except for income taxes-valuation allowance for the year ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROS SYSTEMS, INC.

Date: August 26, 2011	By:	/s/Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman, President and	August 26, 2011
A. L. Giannopoulos	Chief Executive Officer

/s/Cynthia A. Russo	Executive Vice President,	August 26, 2011
Cynthia A. Russo	Chief Financial Officer and
Principal Financial and Accounting Officer

/s/Louis M. Brown, Jr.	Director and	August 26, 2011
Louis M. Brown, Jr.	Vice Chairman of the Board

/s/B. Gary Dando	Director	August 26, 2011
B. Gary Dando

/s/F. Suzanne Jenniches	Director	August 26, 2011
F. Suzanne Jenniches

/s/John G. Puente	Director	August 26, 2011
John G. Puente

/s/Dwight S. Taylor	Director	August 26, 2011
Dwight S. Taylor

EXHIBIT INDEX

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2010 Annual Meeting of Shareholders
10(b)
Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.

10(b)(1)
First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10(b)(2)
Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10(b)(3)
Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.

10(b)(4)
Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10(b)(5)
Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10(b)(6)
Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10(b)(7)
Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.

10(b)(8)
Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.

10(b)(9)
Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

10(b)(10)
Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.

10(b)(11)
Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008.

10(b)(12)
Twelfth Amendment to Employment Agreement dated August 24, 2010, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.

10(c)
Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.

10(c)(1)
First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10(c)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(c)(2)
Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

10(d)
Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10(d)(1)
First Amendment to Employment Agreement dated January 25, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on January 27, 2011.

10(e)	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10(f)
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

10(f)(1)
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

10(f)(2)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC, Fry, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(g)(2) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(g)
Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10(g)(1)
Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio  Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(h)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(h)
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

10(i)
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