Form 10-Q
period 2011-09-30
MICROS SYSTEMS INC
filed 2011-11-04
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

YES ☐      NO ☑

As of October 31, 2011, there were issued and outstanding 80,133,052 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value data)

	September 30,	June 30,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$632,550	$661,259
Short-term investments	102,875	119,006
Accounts receivable, net of allowance for doubtful accounts of $30,709 at September 30, 2011 and $32,282 at June 30, 2011	177,074	181,833
Inventory	40,451	38,119
Deferred income taxes	19,674	21,036
Prepaid expenses and other current assets	37,926	30,454
Total current assets	1,010,550	1,051,707

Long-term investments	43,482	46,226
Property, plant and equipment, net	28,021	28,145
Deferred income taxes, non-current	21,716	20,798
Goodwill	237,779	242,319
Intangible assets, net	17,361	19,293
Purchased and internally developed software costs, net of accumulated amortization of $83,525 at September 30, 2011 and $84,885 at June 30, 2011	18,152	18,710
Other assets	5,941	5,820
Total assets	$1,383,002	$1,433,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,081	$54,851
Accrued expenses and other current liabilities	128,160	148,901
Income taxes payable	1,503	7,705
Deferred revenue	151,879	143,238
Total current liabilities	331,623	354,695

Income taxes payable, non-current	35,348	32,309
Deferred income taxes, non-current	6,190	8,261
Other non-current liabilities	15,069	14,502
Total Liabilities	388,230	409,767
Commitments and contingencies (Note 11)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and
outstanding 80,285 at September 30, 2011 and 80,805 at June 30, 2011	2,007	2,020
Capital in excess of par	111,779	132,529
Retained earnings	871,071	833,839
Accumulated other comprehensive income	3,631	48,323
Total MICROS Systems, Inc. shareholders' equity	988,488	1,016,711
Noncontrolling interest	6,284	6,540
Total equity	994,772	1,023,251

Total liabilities and shareholders' equity	$1,383,002	$1,433,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010

Revenue:
Hardware	$48,409	$44,266
Software	33,273	27,889
Services	174,876	161,259
Total revenue	256,558	233,414

Cost of sales:
Hardware	30,163	29,955
Software	4,859	5,826
Services	77,120	71,213
Total cost of sales	112,142	106,994

Gross margin	144,416	126,420

Selling, general and administrative expenses	75,410	64,675
Research and development expenses	11,335	10,787
Depreciation and amortization	4,236	4,118
Total operating expenses	90,981	79,580

Income from operations	53,435	46,840

Non-operating income (expense):
Interest income	1,972	1,194
Interest expense	(157)	(138)
Other income (expense), net (1)	547	(808)
Total non-operating income, net	2,362	248

Income before taxes	55,797	47,088
Income tax provision	18,414	15,393
Net income	37,383	31,695
Less: Net income attributable to noncontrolling interest	(151)	(78)
Net income attributable to MICROS Systems, Inc.	$37,232	$31,617

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.46	$0.39
Diluted	$0.45	$0.39

Weighted-average number of shares outstanding:
Basic	80,573	80,211
Diluted	82,410	82,023

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating income (expense) (1):

	Three Months Ended
	September 30,
(in thousands)	2011	2010
Total other-than-temporary impairment gains	$-	$(317)
Adjustment:
Change in credit based OTTI due to redemption	-	342
Change in non-credit based OTTI due to redemption	-	32

Credit based OTTI recognized in non-operating income/expense	$-	$57

(1) See Note 3 "Financial Instruments and Fair Value Measurements" in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	September 30,
	2011	2010

Net cash flows provided by operating activities	$19,566	$34,807

Cash flows from investing activities:
Proceeds from sales and maturities of investments	42,768	64,982
Purchases of investments	(32,406)	(72,657)
Purchases of property, plant and equipment	(4,079)	(3,201)
Internally developed software costs	(1,825)	(1,396)
Net cash paid for an acquisition	(491)	-
Other	15	21
Net cash flows provided by (used in) investing activities	3,982	(12,251)

Cash flows from financing activities:
Repurchases of common stock	(25,424)	-
Proceeds from stock option exercises	1,388	7,670
Realized tax benefits from stock option exercises	256	3,076
Proceeds from line of credit	-	1,131
Principal payments on line of credit	-	(2,658)
Exercise of noncontrolling put option	-	(1,041)
Other	(52)	(376)
Net cash flows (used in) provided by financing activities	(23,832)	7,802

Effect of exchange rate changes on cash and cash equivalents	(28,425)	29,560

Net (decrease) increase in cash and cash equivalents	(28,709)	59,918

Cash and cash equivalents at beginning of year	661,259	377,205
Cash and cash equivalents at end of period	$632,550	$437,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2011	80,805	$2,020	$132,529	$833,839	$48,323	$6,540	$1,023,251
Net income	-	-	-	37,232	-	151	37,383
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(43,768)	(407)	(44,175)
Unrealized losses on long-term investments, net of tax benefits of $568	-	-	-	-	(924)	-	(924)
Noncontrolling interest put arrangement	-	-	-	-	-	-	-
Share-based compensation	-	-	3,005	-	-	-	3,005
Stock issued upon exercise of options	56	1	1,387	-	-	-	1,388
Repurchases of stock	(576)	(14)	(25,410)	-	-	-	(25,424)
Income tax benefit from options exercised	-	-	268	-	-	-	268

Balance, September 30, 2011	80,285	$2,007	$111,779	$871,071	$3,631	$6,284	$994,772

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income	Interest	Total

Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	-	-	-	31,617	-	78	31,695
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	41,888	647	42,535
Unrealized losses on long-term investments, net of taxes of $271	-	-	-	-	443	-	443
Noncontrolling interest put arrangement	-	-	-	30	-	-	30
Dividends to noncontrolling interest						(292)	(292)
Share-based compensation	-	-	2,645	-	-	-	2,645
Stock issued upon exercise of options	518	13	7,657	-	-	-	7,670
Income tax benefit from options exercised	-	-	3,162	-	-	-	3,162

Balance, September 30, 2010	80,560	$2,014	$130,926	$721,397	$16,498	$6,665	$877,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 30,
	2011	2010

Net income	$37,383	$31,695
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(44,175)	42,535
Change in unrealized (loss) gain on long-term investments, net of (tax benefits) taxes of ($568) and $271	(924)	443
Total other comprehensive (loss) income, net of taxes	(45,099)	42,978

Comprehensive (loss) income	(7,716)	74,673

Comprehensive loss (income) attributable to noncontrolling interest	256	(725)

Comprehensive (loss) income attributable to MICROS Systems, Inc.	$(7,460)	$73,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.
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
The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY
The following table provides information on the components of inventory:

(in thousands)	September 30, 2011	June 30, 2011
Raw materials	$1,545	$1,604
Finished goods	38,906	36,515
Total inventory	$40,451	$38,119

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Short-term and long-term investments consist of the following:

	As of September 30, 2011		As of June 30, 2011
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$68,946	$68,946	$74,745	$74,745
Auction rate securities	57,625	39,853	57,625	41,345
U.S. government debt securities	20,089	20,089	30,222	30,222
Foreign corporate debt securities	17,469	17,469	18,920	18,920
Total investments	$164,129	$146,357	$181,512	$165,232

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, September 30, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$68,946	$0	$68,946
Auction rate securities	0	0	39,853	39,853
U.S. government debt securities	20,089	0	0	20,089
Foreign corporate debt securities	17,469	0	0	17,469
Total short-term and long-term investments	$37,558	$68,946	$39,853	$146,357

Balance, June 30, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$74,745	$0	$74,745
Auction rate securities	0	0	41,345	41,345
U.S. government debt securities	30,222	0	0	30,222
Foreign corporate debt securities	18,920	0	0	18,920
Total short-term and long-term investments	$49,142	$74,745	$41,345	$165,232

At September 30, 2011 and June 30, 2011, all of the Company’s investments, other than the Company’s investments in auction rate securities, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the three months ended September 30, 2011 and 2010, the Company did not recognize any gains or losses on its investments other than those related to the Company’s investments in auction rate securities. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.
The contractual maturities of investments held at September 30, 2011 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$102,875	$102,875
Due between 1 – 2 years	3,629	3,629
Due after 10 years – auction rate securities	57,625	39,853
Total short-term and long-term investments	$164,129	$146,357

AUCTION RATE SECURITIES
The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs. Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process. The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group. AMBAC Financial Group commenced a voluntary case under Chapter 11 of the US Bankruptcy Code in November 2010, which may enable it to limit or avoid its obligations to provide insurance for repayment of the relevant securities. Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of September 30, 2011 and June 30, 2011 instead of being classified as short-term investments, as was the case before February 2008.

As of September 30, 2011, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and the extent to which the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security before recovery, and (e) the existence of any evidence of default by the issuer of the securities. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment as to whether any impairment was temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.
Based on its fair value assessments, the Company determined that its investments in auction rate securities as of September 30, 2011 were impaired by approximately $17.8 million as compared to an impairment of approximately $16.3 million as of June 30, 2011. Approximately $10.0 million of this impairment at September 30, 2011 and June 30, 2011 was deemed to be other-than-temporary. The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss. The factors considered in making an evaluation of the amount attributable to credit loss included the following: (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates). These assumptions are subject to change as the underlying market conditions change. Based on its evaluations, the Company determined that, consistent with the June 30, 2011 valuation, all of the cumulative other-than-temporary impairment losses of approximately $10.0 million as of September 30, 2011 were credit based.
The remaining cumulative impairment losses of approximately $7.8 million (approximately $4.8 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of September 30, 2011.
A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345
Changes in losses related to investments	0	(1,492)	0	0	(1,492)
Balance, September 30, 2011	$57,625	$(7,772)	$0	$(10,000)	$39,853

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.
(2)	The amounts in this column are recorded in the condensed consolidated statement of operations.

A summary of redemptions and sales of auction rate securities were as follows:

	Three Months Ended September 30,
(in thousands)	2011	2010
Original cost, par value	$0	$3,000
Impairment losses previously recorded in:
Accumulated other comprehensive income	0	(32)
Consolidated statement of operations	0	(342)
Carrying value	0	2,626
Proceeds from redemption/sale	0	2,807
Gain on redemption/sale	0	181
Reversal of impairment losses previously recorded in accumulated other comprehensive income	0	(32)
Gain from redemption/sale recorded in consolidated statement of operations	$0	$149

The Company plans to continue to monitor its investments, including the liquidity of and creditworthiness of the issuers of its auction rate securities, on an ongoing basis for indications of further impairment and, if an impairment is identified, for proper classification of the impairment.  Based on the Company’s expected operating cash flows and sources of cash, the Company does not believe that any further reduction in the liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

4.	GOODWILL AND INTANGIBLE ASSETS
On July 1, 2011, the Company’s annual impairment analysis date, the Company adopted, in advance of the required adoption date, revised authoritative guidance on how an entity tests goodwill for impairment.  The new guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous guidance.  Under the new guidance, the Company is no longer required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  During the three months ended September 30, 2011, the Company determined, based on its assessment of qualitative factors as of July 1, 2011, that none of its reporting units met the “more likely than not” threshold requiring that the Company perform the first step of the two-step goodwill impairment test.  Accordingly, the Company did not perform any further analysis.
During the three months ended September 30, 2011, the Company also completed its annual impairment tests on its indefinite-lived trademarks as of July 1, 2011.  Based on its annual impairment test results, the Company determined that an impairment loss existed for one of its subsidiary’s trademarks as of July 1, 2011 and recognized the associated impairment loss of approximately $0.1 million.
Subsequent to the annual impairment analysis date of July 1, 2011, there have been no events or circumstances that would more likely than not reduce the fair values of the Company’s reporting units below their respective carrying values.  Subsequent to July 1, 2011, there have not been any events or changes in circumstances indicating that it is more likely than not that indefinite-lived trademarks have been impaired.

5.	CREDIT AGREEMENTS
The Company has two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit.  The lenders under the Credit Agreements are Bank of America, N.A., Wells Fargo N.A. and US Bank N.A. (“Lenders”).  The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries.  The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.
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
As of September 30, 2011, the Company had no balances outstanding under the Credit Agreements and has applied approximately $0.5 million to guarantees.  A total of approximately $49.5 million was available for future borrowings as of September 30, 2011.
The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the September 30, 2011 exchange rate).  Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt.  As of September 30, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the September 30, 2011 exchange rate) of the credit facility has been used for guarantees.

As of September 30, 2011, the Company had borrowing capacity of approximately $50.0 million under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2011	2010
Selling, general and administrative	$2,659	$2,484
Research and development	309	126
Cost of sales	37	35
Total non-cash share-based compensation expense	3,005	2,645
Income tax benefit	(943)	(789)
Total non-cash share-based compensation expense, net of tax benefit	$2,062	$1,856
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.03	$0.02

No non-cash share-based compensation expense has been capitalized for the three months ended September 30, 2011 and 2010, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.
As of September 30, 2011, there was approximately $20.1 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.7 years.

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
A reconciliation of the net income available to MICROS Systems, Inc. and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2011	2010
Net income attributable to MICROS Systems, Inc.	$37,232	$31,617
Effect of noncontrolling interest put arrangement	0	30
Net income available to MICROS Systems, Inc. common shareholders	$37,232	$31,647

Average common shares outstanding	80,573	80,211
Dilutive effect of outstanding stock options	1,837	1,812
Average common shares outstanding assuming dilution	82,410	82,023

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.46	$0.39
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.45	$0.39

Anti-dilutive weighted shares excluded from reconciliation	1,125	198

Results for the three months ended September 30, 2011 and 2010 include approximately $3.0 million ($2.1 million, net of tax) and $2.6 million ($1.9 million, net of tax), in non-cash share-based compensation expense, respectively.  These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.03 and $0.02 for the three months ended September 30, 2011 and 2010, respectively.

8.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Pronouncements
On July 1, 2011, the Company’s annual impairment analysis date, the Company adopted, in advance of the required adoption date, revised authoritative guidance on how an entity tests goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous guidance.  Under the new guidance, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Based on its qualitative analysis as of July 1, 2011, the Company determined that none of its reporting units met the “more likely than not” threshold requiring that the Company perform the first step of the two-step goodwill impairment test.  Accordingly, the Company did not perform any further analysis.
On July 1, 2011, the Company adopted authoritative guidance to amend the disclosure requirements related to fair value measurements. The guidance requires disclosure of changes during a reporting period attributable to purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In June 2011, the FASB issued accounting guidance on presentation of comprehensive income. The new guidance requires that changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  It eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The new guidance will be effective for the Company beginning July 1, 2012 and will require only presentation changes in the consolidated financial statements.
In May 2011, the FASB issued accounting guidance to amend the accounting and disclosure requirements on fair value measurements so that the requirements under U.S. generally accepted accounting principles and International Financial Reporting Standards are the same.  The new guidance clarifies the FASB’s intent that the use of the highest-and-best-use concept in a fair value measurement is relevant only when measuring non-financial assets.  The new guidance also permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts in a fair value measurement.  Additionally, the new guidance clarifies that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, and describe the valuation processes and the sensitivity of the fair value measurement to changes in unobservable inputs, as well as the interrelationships between those fair value measurements, if any.  The new guidance will be effective for the Company beginning January 1, 2012, and, other than requiring additional disclosures, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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
A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended
	September 30,
(in thousands)	2011	2010
Revenues (1):
United States	$130,843	$130,082
International	136,760	113,174
Intersegment eliminations (2)	(11,045)	(9,842)
Total revenues	$256,558	$233,414

Income before taxes (1):
United States	$32,177	$28,275
International	31,889	25,890
Intersegment eliminations (2)	(8,269)	(7,077)
Total income before taxes	$55,797	$47,088

	As of
(in thousands)	September 30, 2011	June 30, 2011
Identifiable assets (3):
United States	$631,753	$668,527
International	751,249	764,491
Total identifiable assets	$1,383,002	$1,433,018

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the assets.

10.	SHAREHOLDERS’ EQUITY
During the period from fiscal year 2002 through fiscal year 2011, the Board of Directors authorized the purchase of up to an aggregate of 16 million shares of the Company’s common stock.  The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of September 30, 2011, approximately 2.4 million additional shares are available for purchases under the two most recent authorizations.
The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2011	13,072	$22.10	$288,867
Three months ended September 30, 2011	576	44.13	25,424
As of September 30, 2011	13,648	$23.03	$314,291

11.	COMMITMENTS AND CONTINGENCIES
On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al.  On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award.  Both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision, and, on April 1, 2011, the Superior Court denied all of the motions for reconsideration.  Subsequently, on April 13, 2011, the Company and one of the plaintiffs filed petitions with the Pennsylvania Supreme Court seeking the ability to appeal certain issues in the litigation.  The Pennsylvania Supreme Court has not yet ruled on either of the petitions.  During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters, which is included in its selling, general and administrative expenses.  The Company is recognizing interest expense related to the judgment as the amount payable will be subject to interest accruing at the statutory rate of 6% per annum.  There were no material developments with respect to that matter during the three-month period ended September 30, 2011.

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
We have been adversely impacted by the current global economic uncertainty.  We believe that cautious consumer spending, coupled with difficulties in obtaining credit, may continue to negatively impact our customers’ abilities to acquire or open new hospitality and retail venues, and may also limit customers’ willingness and ability to make certain capital expenditures on new systems and system upgrades.  In light of these challenging and uncertain conditions, we continue to review certain discretionary expenses, and scrutinize carefully and cautiously the expansion of our workforce.

FORWARD-LOOKING STATEMENTS
The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.  Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our actual results may differ materially from those anticipated in these forward-looking statements.
Examples of such forward-looking statements in this Quarter Report on Form 10-Q include the following:
•	our statements regarding valuation of our investments in auction rate securities;
•	our belief that any reduction in liquidity of auction rate securities will not have a material impact on our overall liquidity;
•	our belief that, except as noted, existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding the effects of continued adverse economic conditions on our customers, our distributors, and our business generally.
•	our expectations regarding effective tax rates in future periods;
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British Pound Sterling) on our financial performance;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recently adopted accounting standards; and
•	our expectations about the adequacy of our cash flows and our available borrowing capacity to meet our working capital needs, and our ability to raise additional funds if and when needed.

RESULTS OF OPERATIONS

Revenue:
The following table provides information regarding sales mix by reportable segments for the three months ended September 30, 2011 and 2010.  The amounts are net of intersegment eliminations and are allocated to U.S. or International based on the location of the customers:

	Three Months Ended September 30,
	U.S.		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$21,503	$22,272	$26,906	$21,994	$48,409	$44,266
Software	12,029	8,686	21,244	19,203	33,273	27,889
Service	80,625	84,884	94,251	76,375	174,876	161,259
Total Revenue	$114,157	$115,842	$142,401	$117,572	$256,558	$233,414

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended September 30,
(in thousands)	2011	2010
Hardware	18.9%	19.0%
Software	13.0%	11.9%
Service	68.1%	69.1%
Total	100.0%	100.0%

For the three months ended September 30, 2011, total revenue was approximately $256.6 million, an increase of approximately $23.1 million, or 9.9% compared to the same period last year principally due to the following factors:
•
Hardware, software and service revenue increased by 9.4%, 19.3% and 8.4%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions and favorable foreign currency exchange rate fluctuations, primarily for the Euro, Australian Dollar and Swiss Franc against the U.S. dollar, which positively impacted total revenue by approximately $7.6 million.

•	The hardware revenue increase reflects an increase in sales of our Workstation products primarily to our international customer base.
•	The increase in software revenue primarily reflects increases in our internally developed restaurant and retail software products.
•
The increases also reflect additional revenue generated by companies that we acquired after the first quarter of fiscal year 2011 (all internationally based) and additional international service revenue generated from the continued expansion of our international customer base.

The international segment revenue for the three months ended September 30, 2011 increased by approximately $24.8 million, an increase of 21.1% compared to the same period last year due to the following:
•
Hardware, software and service revenue increased by 22.3%, 10.6% and 23.4%, respectively, compared to the same period last year.  We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions and favorable foreign currency exchange rate fluctuations, primarily for Euro, Australian Dollar and Swiss Franc against the U.S. dollar, which positively impacted total revenue by approximately $7.6 million.

•	The hardware revenue increase reflects a 58% increase in sales of our Workstation products.
•	The increase in software revenue primarily reflects increases in our internally developed restaurant and retail software products.
•
The increases also reflect additional revenue generated by companies that we acquired after the first quarter of fiscal year 2011 and additional service revenue generated from the continued expansion of our customer base.

U.S. segment revenue for the three months ended September 30, 2011 decreased approximately $1.7 million, a decrease of 1.5% compared to the same period last year due to the following:
•
Hardware and service revenue decreased by 3.5% and 5.0%, respectively, compared to the same period last year.  These decreases are primarily due to lower hardware sales and related implementation services to our retail customers.

•	Software revenue increased by 38.5% compared to the same period last year primarily due to increases in sales of our internally developed restaurant and retail related software products.

Cost of Sales:
The following table provides information regarding our cost of sales:

	Three Months Ended September 30,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$30,163	62.3%	$29,955	67.7%
Software	4,859	14.6%	5,826	20.9%
Service	77,120	44.1%	71,213	44.2%
Total Cost of Sales	$112,142	43.7%	$106,994	45.8%

For the three months ended September 30, 2011 and 2010, cost of sales as a percent of revenue were 43.7% and 45.8%, respectively.  Hardware cost of sales as a percent of related revenue for the three months ended September 30, 2011 decreased 5.4% compared to the same period last year.  This decrease was primarily a result of an overall increase in margins on substantially all hardware product sales.  Additionally, we experienced a favorable mix of hardware sales in this period.  Sales of our Workstation products, our internally developed hardware products which have higher margins than our other hardware products, increased approximately 20% during the three months ended September 30, 2011 as compared to the same period last year.  These positive factors were partially offset by an increase in freight costs.
Software cost of sales as a percent of related revenue for the three months ended September 30, 2011 decreased approximately 6.3% compared to the same period last year.  This decrease in software cost of sales was primarily the result of increases in sales of our internally developed restaurant and retail related software, which have higher margins than third party software which had lower sales in the period.
Service costs as a percent of related revenue for the three months ended September 30, 2011 were 44.1%, essentially equivalent to the 44.2% figure for the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:
SG&A expenses, as a percentage of revenue, for the three months ended September 30, 2011, were 29.4%, an increase of 1.7% compared to the same period last year.  This increase was primarily due to increases in compensation related expenses as compared to the same period last year.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs.  The following table provides information regarding our R&D expenses:

	Three Months Ended September 30,
(in thousands)	2011	2010
R&D labor and other costs	$13,160	$12,183
Capitalized software development costs	(1,825)	(1,396)
Total R&D expenses	$11,335	$10,787
% of Revenue	4.4%	4.6%

The increase in capitalized software development costs is primarily related to development of our next generation property management and retail related software.  The increase in total R&D expenses is primarily related to our recently acquired subsidiaries.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended September 30, 2011 were approximately $4.2 million, an approximately $0.1 million increase compared to the same period last year.

Share-Based Compensation Expenses:
The following table provides information regarding the allocation of non-cash share-based compensation expense across SG&A expenses, R&D expenses and cost of sales:

	Three Months Ended September 30,
(in thousands, except per share data)	2011	2010
SG&A	$2,659	$2,484
R&D	309	126
Cost of sales	37	35
Total non-cash share-based compensation expense	3,005	2,645
Income tax benefit	(943)	(789)
Total non-cash share-based compensation expense, net of tax benefit	$2,062	$1,856
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.03	$0.02

As of September 30, 2011, there was approximately $20.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

Non-operating Income:
Net non-operating income for the three months ended September 30, 2011 was approximately $2.4 million compared to approximately $0.2 million for the same period last year.  The increase of approximately $2.1 million was primarily due to foreign currency exchange gains of approximately $0.5 million for the three months ended September 30, 2011 compared to foreign currency exchange losses of approximately $0.9 million for the same period last year.  The increase was also attributable to an increase in interest income of approximately $0.8 million due to an overall higher interest earned on internationally held cash and cash equivalent and investment (short-term and long-term) balances and an increase in cash and cash equivalents and investment (short-term and long-term) balances aggregating approximately $98.0 million since September 30, 2010.

Income Tax Provisions:
The effective tax rate for the three months ended September 30, 2011 and 2010 was 33.0% and 32.7%, respectively.  The increase in tax rate for the three months ended September 30, 2011 compared to the same period last year was primarily attributable to increases in uncertain tax positions and the earnings mix among jurisdictions.
Based on currently available information, we estimate that the fiscal year 2012 effective tax rate will be approximately between 31% and 32%.  We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements
On July 1, 2011, our annual impairment analysis date, we adopted, in advance of the required adoption date, the revised authoritative guidance on how an entity tests goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous guidance.  Under the new guidance, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Based on our qualitative analysis as of July 1, 2011, we determined that none of our reporting units met the “more likely than not” threshold requiring that us to perform the first step of the two-step goodwill impairment test.  Therefore, we did not perform any further analysis.

On July 1, 2011, we adopted the FASB accounting guidance to amend the disclosure requirements related to fair value measurements. The guidance requires disclosure of changes during a reporting period attributable to purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In June 2011, the FASB issued accounting guidance on presentation of comprehensive income.  The new guidance requires that changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  It eliminates the option to present the components of comprehensive income as part of the statement of changes in shareholders’ equity.  The new guidance will be effective for us beginning in July 1, 2012 and requires only presentation changes in our consolidated financial statements.
In May 2011, the FASB issued accounting guidance to amend the accounting and disclosure requirements on fair value measurements so that the requirements under U.S. generally accepted accounting principles and International Financial Reporting Standards are the same.  The new guidance clarifies the FASB’s intent that the use of the highest-and-best-use concept in a fair value measurement is relevant only when measuring non-financial assets.  The new guidance also permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts in a fair value measurement.  Additionally, the new guidance clarifies that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, and describe the valuation processes and the sensitivity of the fair value measurement to changes in unobservable inputs, as well as the interrelationships between those fair value measurements, if any.  The new guidance will be effective for us beginning January 1, 2012, and, other than requiring additional disclosures, the adoption of this guidance will not have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses.  We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates.
The following comprise the categories of critical accounting estimates that we used in the preparation of our condensed consolidated financial statements:

•      Revenue recognition;
•      Allowance for doubtful accounts;
•      Inventory;
•      Financial instruments and fair value measurements;
•      Capitalized software development costs;
•      Valuation of long-lived assets and intangible assets;
•      Goodwill and indefinite-lived intangible assets;
•      Share-based compensation;
•      Income taxes.

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee.  Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2011 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our Condensed Consolidated Statement of Cash Flows summary is as follows:

	Three Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$19,566	$34,807
Investing activities	3,982	(12,251)
Financing activities	(23,832)	7,802

Operating activities:
Net cash provided by operating activities for the three months ended September 30, 2011 decreased approximately $15.2 million compared to the three months ended September 30, 2010.  This decrease was primarily due to certain unfavorable changes in working capital in comparison to the same period last year, including a longer collection period for international receivables and higher inventory levels.  These unfavorable changes were partially offset by an increase in net income of approximately $5.6 million.

Investing activities:
Net cash provided by investing activities for the three months ended September 30, 2011 was approximately $4.0 million, reflecting approximately $10.4 million in cash received from the sale of investments, net of cash used to purchase investments.  We used approximately $5.9 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.
Net cash used in investing activities for the three months ended September 30, 2010 was approximately $12.3 million, reflecting approximately $7.7 million we used to purchase investments, net of cash received from the sale of investments (including approximately $2.8 million received from the redemption of one of our auction rate securities.)  We also used approximately $4.6 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Financing activities:
Net cash used in financing activities for the three months ended September 30, 2011 was approximately $23.8 million, reflecting approximately $25.4 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $1.4 million and realized tax benefits from stock option exercises of approximately $0.3 million.
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

Capital Resources
At September 30, 2011, our cash and cash equivalents and short-term investment balance of approximately $735.4 million at September 30, 2011 is a decrease of approximately $44.8 million from the June 30, 2011 balance and an increase of approximately $117.5 million from the September 30, 2010 balance.  At September 30, 2011, approximately $455.1 million of cash and cash equivalents and short-term investment balance is held internationally.  The Company currently has no plans to repatriate the funds to U.S. and plans to permanently reinvest internationally.  The favorable foreign exchange rate fluctuations, substantially for the Euro against the U.S. dollar as compared to June 30, 2011 negatively affected our cash and cash equivalents’ balance at September 30, 2011 by approximately $28.4 million.  All cash and cash equivalents and short-term investments are being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit.  As of September 30, 2011, we had no balance outstanding under the Credit Agreements and had applied approximately $0.5 million to guarantees.  We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the September 30, 2011 exchange rate).  As of September 30, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the September 30, 2011 exchange rate) of the credit facility has been used for guarantees.  As of September 30, 2011, we had borrowing capacity of approximately $50.0 million under all of the credit facilities described above.  See Note 5 “Line of Credit,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities.
We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.
We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future.  Based on our expected operating cash flows and sources of cash, we do not believe that any further limitations on liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.  In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs.  We currently anticipate that our property, plant and equipment expenditures for fiscal year 2012 will be approximately $17 million.
The following table provides information regarding certain financial indicators of our liquidity and capital resources:

(in thousands, except ratios)	September 30, 2011	June 30, 2011
Cash and cash equivalents and short-term investments (1)	$735,425	$780,265
Available credit facilities	$51,339	$51,450
Outstanding credit facilities	0	0
Outstanding guarantees	(1,358)	(1,410)
Unused credit facilities	$49,981	$50,040
Working capital (2)	$678,927	$697,012
MICROS Systems, Inc.’s shareholders’ equity	$988,488	$1,016,711
Current ratio (3)	3.05	2.97

(1)
Does not include approximately $39.9 million and $41.3 million invested in auction rate securities, classified as long-term investments in our Condensed Consolidated Balance Sheet as of September 30, 2011 and June 30, 2011, respectively.

(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the United States, of approximately $142.4 million and $117.6 million during the three months ended September 30, 2011 and 2010, respectively, to customers located primarily in Europe, Asia and Latin America.  See Note 9 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.
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
We transacted business in 40 and 39 currencies in the three months ended September 30, 2011 and 2010, respectively.  The relative currency mix for the three months ended September 30, 2011 and 2010 was as follows:

	% of Reported Revenues Three Months Ended September 30,		Exchange Rates to U.S. Dollar as of September 30,
Revenues by currency (1):	2011	2010	2011	2010
United States Dollar	50%	56%	1.0000	1.0000
European Euro	23%	19%	1.3387	1.3634
British Pound Sterling	8%	7%	1.5588	1.5711
Australian Dollar	3%	2%	0.9664	0.9664
Swiss Franc	2%	2%	1.1011	1.0177
Singapore Dollar	1%	1%	0.7649	0.7604
Japanese Yen	1%	1%	0.0130	0.0120
Canadian Dollar	1%	1%	0.9525	0.9720
Sweden Krona	1%	1%	0.1455	0.1484
Mexican Peso	1%	1%	0.0719	0.0794
All Other Currencies (2)	9%	9%	0.1909	0.1944
Total	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)
The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average September 30, 2011 and June 30, 2011 exchange rates for the currencies.  Weighting is based on the three month fiscal period revenue for each country or region whose currency is included in the “All Other Currencies” category.  Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the period.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the three months ended September 30, 2011 would have affected our total revenues by approximately $7.8 million, or 3.1%.  The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant.  This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

Interest rate risk
Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks.  We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives.  At September 30, 2011, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk.  Our exposure to fluctuations in interest rates may change in the future with changes in the outstanding amount under the line of credit.  As we did not have any borrowings as of September 30, 2011, a 1% change in interest rate would have no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates.  The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of September 30, 2011, but the change in our interest income for the three months ended September 30, 2011 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $1.8 million based on the cash, cash equivalents and short term investment balances as of September 30, 2011.
To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond ratings of “A” and above.  However, see Note 3 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for a discussion regarding auction rate securities.
Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 11 to the condensed consolidated financial statements included in this report for information regarding pending legal proceedings.

ITEM 1A.   RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011.
Economic conditions that are beyond our control, including the global recession, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates, may result in reduced demand for our products and services.
In addition, our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are not only outside of our and our customers’ control, but also are difficult to predict with any accuracy.
Further, weakened consumer spending, coupled with difficulties many businesses continue to encounter in obtaining credit, have negatively affected our customers’ operating results, which we believe may have an adverse impact on their ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures on the systems that we sell.  We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from fiscal year 2002 through fiscal year 2011, the Board of Directors authorized the purchase of up to an aggregate of 16 million shares of the Company’s common stock to be purchased from time to time depending on market conditions and other corporate considerations as determined by management.  The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases.  As of September 30, 2011, approximately 2.4 million additional shares are available for purchase under the two most recent authorizations.  During the first quarter of fiscal year 2012, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
07/01/11 – 07/31/11	35,000	$49.49	35,000	2,893,341
08/01/11 – 08/31/11	393,578	$43.26	393,578	2,499,763
09/01/11 – 06/30/11	147,593	$45.17	147,593	2,352,170
	576,171		576,171

ITEM 6.      EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Smith & Co., Inc. (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
101
The following materials from MICROS Systems’ Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2011 and 2010, (v) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2011 and 2010, (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: November 4, 2011	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: November 4, 2011	/s/ Michael P. Russo
Michael P. Russo
Vice President and Corporate
Controller