Form 10-Q
period 2011-12-31
MICROS SYSTEMS INC
filed 2012-02-03
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

YES ☐          NO ☑

As of January 31, 2012, there were issued and outstanding 79,927,546 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the three and six months ended December 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value data)

	December 31,	June 30,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$626,048	$661,259
Short-term investments	113,457	119,006
Accounts receivable, net of allowance for doubtful accounts of $31,605 at December 31, 2011 and $32,282 at June 30, 2011	179,008	181,833
Inventory	37,293	38,119
Deferred income taxes	19,045	21,036
Prepaid expenses and other current assets	46,553	30,454
Total current assets	1,021,404	1,051,707

Long-term investments	45,525	46,226
Property, plant and equipment, net	29,247	28,145
Deferred income taxes, non-current	24,007	20,798
Goodwill	236,563	242,319
Intangible assets, net	16,311	19,293
Purchased and internally developed software costs, net of accumulated amortization of $83,924 at December 31, 2011 and $84,885 at June 30, 2011	18,505	18,710
Other assets	5,868	5,820
Total assets	$1,397,430	$1,433,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,060	$54,851
Accrued expenses and other current liabilities	142,070	148,901
Income taxes payable	5,631	7,705
Deferred revenue	137,569	143,238
Total current liabilities	335,330	354,695

Income taxes payable, non-current	36,149	32,309
Deferred income taxes, non-current	7,120	8,261
Other non-current liabilities	14,594	14,502
Total Liabilities	393,193	409,767
Commitments and contingencies (Note 11)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 79,921 at December 31, 2011 and 80,805 at June 30, 2011	1,998	2,020
Capital in excess of par	97,351	132,529
Retained earnings	909,356	833,839
Accumulated other comprehensive (loss) income	(10,510)	48,323
Total MICROS Systems, Inc. shareholders' equity	998,195	1,016,711
Noncontrolling interest	6,042	6,540
Total equity	1,004,237	1,023,251

Total liabilities and shareholders' equity	$1,397,430	$1,433,018

 The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue:
Hardware	$57,427	$47,841	$105,837	$92,107
Software	34,552	33,079	67,824	60,968
Services	178,424	166,197	353,300	327,456
Total revenue	270,403	247,117	526,961	480,531

Cost of sales:
Hardware	36,637	31,353	66,800	61,308
Software	4,294	4,921	9,153	10,747
Services	77,151	73,473	154,271	144,686
Total cost of sales	118,082	109,747	230,224	216,741

Gross margin	152,321	137,370	296,737	263,790

Selling, general and administrative expenses	81,973	75,515	157,383	140,190
Research and development expenses	12,479	10,931	23,814	21,718
Depreciation and amortization	3,624	4,243	7,860	8,362
Total operating expenses	98,076	90,689	189,057	170,270

Income from operations	54,245	46,681	107,680	93,520

Non-operating income (expense):
Interest income	1,877	1,491	3,849	2,685
Interest expense	(112)	(454)	(270)	(592)
Other (expense) income, net (1)	(350)	432	198	(376)
Total non-operating income, net	1,415	1,469	3,777	1,717

Income before taxes	55,660	48,150	111,457	95,237
Income tax provision	17,477	15,649	35,891	31,042
Net income	38,183	32,501	75,566	64,195
Less: Net loss (income) attributable to noncontrolling interest	102	(173)	(49)	(251)
Net income attributable to MICROS Systems, Inc.	$38,285	$32,328	$75,517	$63,944

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.48	$0.40	$0.94	$0.79
Diluted	$0.47	$0.39	$0.92	$0.78

Weighted-average number of shares outstanding:
Basic	80,151	80,748	80,362	80,479
Diluted	81,971	82,717	82,190	82,390

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating income (expense) (1):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Total other-than-temporary impairment gains	$-	$-	$-	$(317)
Adjustment:
Change in credit based OTTI due to redemption	-	-	-	342
Change in non-credit based OTTI due to redemption	-	-	-	32

Credit based OTTI recognized in non-operating income/expense	$-	$-	$-	$57

(1) See Note 3 "Financial Instruments and Fair Value Measurements" in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	December 31,
	2011	2010

Net cash flows provided by operating activities	$63,389	$81,795

Cash flows from investing activities:
Proceeds from sales and maturities of investments	69,887	128,020
Purchases of investments	(74,327)	(98,875)
Purchases of property, plant and equipment	(8,300)	(5,357)
Internally developed software costs	(3,949)	(2,757)
Net cash paid for an acquisitions	(520)	(4,316)
Other	36	52
Net cash flows (used in) provided by investing activities	(17,173)	16,767

Cash flows from financing activities:
Repurchases of common stock	(48,449)	(6,397)
Proceeds from stock option exercises	3,060	16,479
Realized tax benefits from stock option exercises	1,322	4,870
Proceeds from line of credit	-	1,131
Principal payments on line of credit	-	(2,658)
Exercise of noncontrolling put option	-	(1,041)
Other	(82)	(437)
Net cash flows (used in) provided by financing activities	(44,149)	11,947

Effect of exchange rate changes on cash and cash equivalents	(37,278)	26,147

Net (decrease) increase in cash and cash equivalents	(35,211)	136,656

Cash and cash equivalents at beginning of year	661,259	377,205
Cash and cash equivalents at end of period	$626,048	$513,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total

Balance, June 30, 2011	80,805	$2,020	$132,529	$833,839	$48,323	$6,540	$1,023,251
Net income	-	-	-	75,517	-	49	75,566
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(57,973)	(547)	(58,520)
Unrealized losses on long-term investments, net of tax benefits of $529	-	-	-	-	(860)	-	(860)
Noncontrolling interest put arrangement	-	-	-	-	-	-	-
Share-based compensation	-	-	8,781	-	-	-	8,781
Stock issued upon exercise of options	192	5	3,055	-	-	-	3,060
Repurchases of stock	(1,076)	(27)	(48,422)	-	-	-	(48,449)
Income tax benefit from options exercised	-	-	1,408	-	-	-	1,408

Balance, December 31, 2011	79,921	$1,998	$97,351	$909,356	$(10,510)	$6,042	$1,004,237

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total

Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	-	-	-	63,944	-	251	64,195
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	37,452	514	37,966
Unrealized losses on long-term investments, net of taxes of $410	-	-	-	-	668	-	668
Noncontrolling interest put arrangement	-	-	-	30	-	-	30
Purchase of minority interest	-	-	-	-	-	(682)	(682)
Dividends to noncontrolling interest						(292)	(292)
Share-based compensation	-	-	6,961	-	-	-	6,961
Stock issued upon exercise of options	959	24	16,455	-	-	-	16,479
Repurchases on stock	(145)	(4)	(6,393)				(6,397)
Income tax benefit from options exercised	-	-	5,082	-	-	-	5,082

Balance, December 31, 2010	80,856	$2,021	$139,567	$753,724	$12,287	$6,023	$913,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Six Months Ended
	December 31,
	2011	2010

Net income	$75,566	$64,195
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(58,520)	37,966
Change in unrealized (loss) gain on long-term investments, net of (tax benefits) taxes of ($529) and $410	(860)	668
Total other comprehensive (loss) income, net of taxes	(59,380)	38,634

Comprehensive income	16,186	102,829

Comprehensive loss (income) attributable to noncontrolling interest	498	(765)

Comprehensive income attributable to MICROS Systems, Inc.	$16,684	$102,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY

The following table provides information on the components of inventory:

(in thousands)	December 31, 2011	June 30, 2011
Raw materials	$867	$1,604
Finished goods	36,426	36,515
Total inventory	$37,293	$38,119

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of December 31, 2011		As of June 30, 2011
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$91,941	$91,941	$74,745	$74,745
Auction rate securities	57,625	39,956	57,625	41,345
U.S. government debt securities	10,018	10,018	30,222	30,222
Foreign corporate debt securities	17,067	17,067	18,920	18,920
Total investments	$176,651	$158,982	$181,512	$165,232

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and inputs that are derived principally from or corroborated by observable market data or other means.
•	Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, December 31, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$91,941	$0	$91,941
Auction rate securities	0	0	39,956	39,956
U.S. government debt securities	10,018	0	0	10,018
Foreign corporate debt securities	17,067	0	0	17,067
Total short-term and long-term investments	$27,085	$91,941	$39,956	$158,982

Balance, June 30, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$74,745	$0	$74,745
Auction rate securities	0	0	41,345	41,345
U.S. government debt securities	30,222	0	0	30,222
Foreign corporate debt securities	18,920	0	0	18,920
Total short-term and long-term investments	$49,142	$74,745	$41,345	$165,232

At December 31, 2011 and June 30, 2011, all of the Company’s investments, other than the Company’s investments in auction rate securities, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the six months ended December 31, 2011 and 2010, the Company did not recognize any gains or losses on its investments, other than those related to the Company’s investments in auction rate securities during the six months ended December 31, 2010. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at December 31, 2011 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$113,457	$113,457
Due between 1 – 2 years	5,569	5,569
Due after 10 years – auction rate securities	57,625	39,956
Total short-term and long-term investments	$176,651	$158,982

AUCTION RATE SECURITIES

The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs. Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process. The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group. AMBAC Financial Group commenced a voluntary case under Chapter 11 of the U.S. Bankruptcy Code in November 2010, which may enable it to limit or avoid its obligations to provide insurance for repayment of the relevant securities. Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of December 31, 2011 and June 30, 2011 instead of being classified as short-term investments, as was the case before February 2008.

As of December 31, 2011, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and the extent to which the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security before recovery, and (e) the existence of any evidence of default by the issuer of the securities. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment as to whether any impairment was temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of December 31, 2011 were impaired by approximately $17.7 million as compared to an impairment of approximately $16.3 million as of June 30, 2011. Approximately $10.0 million of this impairment at December 31, 2011 and June 30, 2011 was deemed to be other-than-temporary. The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss. The factors considered in making an evaluation of the amount attributable to credit loss included the following: (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates). These assumptions are subject to change as the underlying market conditions change. Based on its evaluations, the Company determined that, consistent with the June 30, 2011 valuation, all of the cumulative other-than-temporary impairment losses of approximately $10.0 million as of December 31, 2011 were credit based.

The remaining cumulative impairment losses of approximately $7.7 million (approximately $4.7 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of December 31, 2011.

A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345
Changes in losses related to investments	0	(1,389)	0	0	(1,389)
Balance, December 31, 2011	$57,625	$(7,669)	$0	$(10,000)	$39,956

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.
(2)	The amounts in this column are recorded in the condensed consolidated statement of operations.

A summary of redemptions and sales of auction rate securities were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Original cost, par value	$0	$3,650	$0	$6,650
Impairment losses previously recorded in:
Accumulated other comprehensive income	0	(249)	0	(281)
Consolidated statement of operations	0	0	0	(342)
Carrying value	0	3,401	0	6,027
Proceeds from redemption/sale	0	3,577	0	6,384
Gain on redemption/sale	0	176	0	357
Reversal of impairment losses previously recorded in accumulative other comprehensive income	0	(249)	0	(281)
(Loss) gain from redemption/sale recorded in consolidated statement of operations	$0	$(73)	$0	$76

The Company plans to continue to monitor its investments, including the liquidity and creditworthiness of the issuers of its auction rate securities, on an ongoing basis for indications of further impairment and, if an impairment is identified, for proper classification of the impairment. Based on the Company’s expected operating cash flows and sources of cash, the Company does not believe that any further reduction in the liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

4.	GOODWILL AND INTANGIBLE ASSETS

On July 1, 2011, the date as of which the Company conducts its annual impairment analysis, the Company adopted, in advance of the required adoption date, revised authoritative guidance on how an entity tests goodwill for impairment. The new guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous guidance. Under the new guidance, the Company is no longer required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the three months ended September 30, 2011, the Company determined, based on its assessment of qualitative factors as of July 1, 2011, that none of its reporting units met the “more likely than not” threshold requiring that the Company perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis.

During the three months ended September 30, 2011, the Company also completed its annual impairment tests on its indefinite-lived trademarks as of July 1, 2011. Based on its annual impairment test results, the Company determined that an impairment loss existed for one of its subsidiary’s trademarks as of July 1, 2011 and recognized the associated impairment loss of approximately $0.1 million.

Subsequent to the annual impairment analysis date of July 1, 2011, there have been no events or circumstances that would have caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values. Subsequent to July 1, 2011, there have not been any events or changes in circumstances that have caused the Company to determine that that it is more likely than not that indefinite-lived trademarks have been impaired.

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

As of December 31, 2011, the Company had no balances outstanding under the Credit Agreements and has applied approximately $0.5 million to guarantees. A total of approximately $49.5 million was available for future borrowings as of December 31, 2011.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2011 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of December 31, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the December 31, 2011 exchange rate) of the credit facility has been used for guarantees.

As of December 31, 2011, the Company had aggregate borrowing capacity of approximately $50.0 million under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
Selling, general and administrative	$5,424	$4,164	$8,082	$6,648
Research and development	305	125	614	251
Cost of sales	48	27	85	62
Total non-cash share-based compensation expense	5,777	4,316	8,781	6,961
Income tax benefit	(1,959)	(1,866)	(2,902)	(2,655)
Total non-cash share-based compensation expense, net of tax benefit	$3,818	$2,450	$5,879	$4,306
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.05	0.03	$0.07	$0.05

No non-cash share-based compensation expense has been capitalized for the six months ended December 31, 2011 and 2010, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.

As of December 31, 2011, there was approximately $27.0 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.0 years.

7.	Net income per share attributable to MICROS Systems, Inc. common shareholders

Basic net income per share attributable to MICROS Systems, Inc. common shareholders is computed by dividing net income attributable to MICROS Systems, Inc. by the weighted-average number of shares outstanding. Diluted net income per share attributable to MICROS Systems, Inc. common shareholders includes the dilutive effect of stock options.

A reconciliation of the net income available to MICROS Systems, Inc. and the weighted-average number of common shares outstanding assuming dilution is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2011	2010	2011	2010
Net income attributable to MICROS Systems, Inc.	$38,285	$32,328	$75,517	$63,944
Effect of minority put arrangement	0	0	0	30
Net income attributable to MICROS Systems, Inc. common shareholders	$38,285	$32,328	$75,517	$63,974

Average common shares outstanding	80,151	80,748	80,362	80,479
Dilutive effect of outstanding stock options	1,820	1,969	1,828	1,911
Average common shares outstanding assuming dilution	81,971	82,717	82,190	82,390

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.48	$0.40	$0.94	$0.79
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.47	$0.39	$0.92	$0.78

Anti-dilutive weighted shares excluded from reconciliation	1,511	477	1,316	358

Results for the three months ended December 31, 2011 and 2010 include approximately $5.8 million ($3.8 million, net of tax) and $4.3 million ($2.4 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.05 and $0.03 for the three months ended December 31, 2011 and 2010, respectively.

Results for the six months ended December 31, 2011 and 2010 include approximately $8.8 million ($5.9 million, net of tax) and $7.0 million ($4.3 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.07 and $0.05 for the six months ended December 31, 2011 and 2010, respectively.

8.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On July 1, 2011, the date as of which the Company conducts its annual impairment analysis, the Company adopted, in advance of the required adoption date, revised authoritative guidance on how an entity tests goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous guidance. Under the new guidance, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on its qualitative analysis as of July 1, 2011, the Company determined that none of its reporting units met the “more likely than not” threshold requiring that the Company perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis.

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

In May 2011, the FASB issued accounting guidance to amend the accounting and disclosure requirements on fair value measurements so that the requirements under U.S. generally accepted accounting principles and International Financial Reporting Standards are the same.  The new guidance clarifies the FASB’s intent that the use of the highest-and-best-use concept in a fair value measurement is relevant only when measuring non-financial assets. The new guidance also permits certain financial assets and liabilities with offsetting positions in market risks or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts in a fair value measurement.  Additionally, the new guidance clarifies that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, and describe the valuation processes and the sensitivity of the fair value measurement to changes in unobservable inputs, as well as the interrelationships between those fair value measurements, if any. The new guidance will be effective for the Company beginning January 1, 2012, and, other than requiring additional disclosures, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
Revenues (1):
United States	$135,227	$131,492	$266,070	$261,573
International	149,768	126,765	286,529	239,940
Intersegment eliminations (2)	(14,592)	(11,140)	(25,638)	(20,982)
Total revenues	$270,403	$247,117	$526,961	$480,531

Income before taxes (1):
United States	$29,733	$25,594	$61,910	$53,869
International	36,679	30,660	68,568	56,551
Intersegment eliminations (2)	(10,752)	(8,104)	(19,021)	(15,183)
Total income before taxes	$55,660	$48,150	$111,457	$95,237

	As of
(in thousands)	December 31, 2011	June 30, 2011
Identifiable assets (3):
United States	$653,438	$668,527
International	743,992	764,491
Total identifiable assets	$1,397,430	$1,433,018

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the assets.

10.	SHAREHOLDERS’ EQUITY

During the period from fiscal year 2002 through fiscal year 2011, the Board of Directors on several occasions authorized Company purchases of its common stock. In the aggregate, the Board has authorized the purchase of up to 16 million shares. The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases. As of December 31, 2011, approximately 1.9 million additional shares are available for purchase under the most recent authorization.

The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2011	13,072	$22.10	$288,867
Three months ended September 30, 2011	576	44.13	25,424
Three months ended December 31, 2011	500	46.05	23,025
As of December 31, 2011	14,148	$23.84	$337,316

11.	COMMITMENTS AND CONTINGENCIES

On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award. Both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision, and, on April 1, 2011, the Superior Court denied all of the motions for reconsideration. Subsequently, on April 13, 2011, the Company and one of the plaintiffs filed petitions with the Pennsylvania Supreme Court seeking the ability to appeal certain issues in the litigation. The Pennsylvania Supreme Court has not yet ruled on either of the petitions. During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters, which is included in its selling, general and administrative expenses. The Company is recognizing interest expense related to the judgment as the amount payable will be subject to interest accruing at the statutory rate of 6% per annum. There were no developments with respect to that matter during the six-month period ended December 31, 2011.

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

We have been adversely impacted by the current global economic uncertainty. We believe that constrained consumer spending, coupled with difficulties in obtaining credit, may continue to negatively impact our customers’ abilities to acquire or open new hospitality and retail venues, and may also limit customers’ willingness and ability to make certain capital expenditures on new systems and system upgrades. In light of these challenging and uncertain conditions, we continue to review certain discretionary expenses, and scrutinize carefully and cautiously the expansion of our workforce.

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

Examples of such forward-looking statements in this Quarterly Report on Form 10-Q include the following:

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

RESULTS OF OPERATIONS

Revenue:

Three Months Ended December 31, 2011:

The following table provides information regarding sales mix by reportable segments for the three months ended December 31, 2011 and 2010. The amounts are net of intersegment eliminations and are allocated to our U.S. or International segments based on the location of the customers:

	Three Months Ended December 31,
	U.S.		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$26,371	$22,859	$31,056	$24,982	$57,427	$47,841
Software	11,514	14,981	23,038	18,098	34,552	33,079
Service	78,490	79,540	99,934	86,657	178,424	166,197
Total Revenue	$116,375	$117,380	$154,028	$129,737	$270,403	$247,117

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended December 31,
(in thousands)	2011	2010
Hardware	21.2%	19.4%
Software	12.8%	13.4%
Service	66.0%	67.2%
Total	100.0%	100.0%

For the three months ended December 31, 2011, total revenue was approximately $270.4 million, an increase of approximately $23.3 million, or 9.4% compared to the same period last year principally due to the following factors:

•     Hardware, software and service revenue increased by 20.0%, 4.5% and 7.4%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions. Favorable foreign currency exchange rate fluctuations increased total revenue by approximately $0.2 million.

•     The hardware revenue increase reflects a 20% increase in sales of our Workstation products primarily to our international customers.

•     Software revenue for substantially all software products (third party and internally developed), other than Simphony, increased as compared to the same period last year. The software revenue for the three months ended December 31, 2010 included a major rollout of Simphony by one large customer.

•     The increase in services revenue primarily reflects increases in recurring maintenance services, implementation services related to increases in hardware sales and hosting services. Services revenue for the three months ended December 31, 2010 included revenue related to a major rollout of Simphony by one large customer.

•     The increases also reflect additional revenue generated by companies that we acquired after the first quarter of fiscal year 2011 (all internationally based).

The international segment revenue for the three months ended December 31, 2011 increased by approximately $24.3 million, an increase of 18.7% compared to the same period last year due to the following:

•     Hardware, software and service revenue increased by 24.3%, 27.3% and 15.3%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions.

•     The hardware revenue increase reflects a 30% increase in sales of our Workstation products.

•     The increase in software revenue primarily reflects increases in the sale of our internally developed hotel and restaurant software products.

•     The increases also reflect additional revenue generated by companies that we acquired after the first quarter of fiscal year 2011 and additional service revenue generated from the continued expansion of our customer base.

U.S. segment revenue for the three months ended December 31, 2011 decreased approximately $1.0 million, a decrease of 0.9% compared to the same period last year due to the following:

•     Software and services revenue decreased by 23.1% and 1.3%, respectively, compared to the same period last year. The software and services revenue for the three months ended December 31, 2010 included revenue related to a major rollout of Simphony by one large customer.

•     The 2011 decreases were substantially offset by an increase in hardware revenue of 15.4% compared to the same period last year. This increase is primarily due to an increase in sales of third party hardware to our retail based customers and a 12% increase in sales of our Workstation products.

Six Months Ended December 31, 2011:

The following table provides information regarding sales mix by reportable segments for the six months ended December 31, 2011 and 2010. The amounts are net of intersegment eliminations and are allocated to our U.S. or International segments based on the location of the customers:

	Six Months Ended December 31,
	U.S.		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$47,874	$45,131	$57,963	$46,976	$105,837	$92,107
Software	23,543	23,667	44,281	37,301	67,824	60,968
Service	159,115	164,423	194,185	163,033	353,300	327,456
Total Revenue	$230,532	$233,221	$296,429	$247,310	$526,961	$480,531

The following table provides information regarding the total sales mix as a percent of total revenue:

	Six Months Ended December 31,
(in thousands)	2011	2010
Hardware	20.1%	19.2%
Software	12.9%	12.7%
Service	67.0%	68.1%
Total	100.0%	100.0%

For the six months ended December 31, 2011, total revenue was approximately $527.0 million, an increase of approximately $46.4 million, or 9.7% compared to the same period last year principally due to the following factors:

•     Hardware, software and service revenue increased by 14.9%, 11.2% and 7.9%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions and favorable foreign currency exchange rate fluctuations, primarily for the Euro, Australian Dollar and Swiss Franc against the U.S. dollar, which increased total revenue by approximately $7.8 million.

•     The hardware revenue increase reflects a 20% increase in sales of our Workstation products primarily to our international customers.

•     Software revenue for substantially all software products (third party and internally developed) other than Simphony increased as compared to the same period last year. The software revenue for the six months ended December 31, 2010 included a major rollout of Simphony by one large customer.

•     The increase in services revenue primarily reflects increases in maintenance services, implementation services related to increase in hardware sales and hosting services. Services revenue for the six months ended December 31, 2010 included revenue related to a major rollout of Simphony by one large customer.

•     The increases also reflect additional revenue generated by companies that we acquired after the first quarter of fiscal year 2011 (all internationally based).

The international segment revenue for the six months ended December 31, 2011 increased by approximately $49.1 million, an increase of 19.9% compared to the same period last year due to the following:

•     Hardware, software and service revenue increased by 23.4%, 18.7% and 19.1%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions and favorable foreign currency exchange rate fluctuations, primarily for the Euro, Australian Dollar and Swiss Franc against the U.S. dollar, which increased total revenue by approximately $7.8 million.

•     The hardware revenue increase reflects a 42% increase in sales of our Workstation products.

•     The increase in software revenue primarily reflects increases in our internally developed restaurant and hotel software products.

•     The increases also reflect additional revenue generated by companies that we acquired after the first quarter of fiscal year 2011 and additional service revenue generated from the continued expansion of our customer base.

U.S. segment revenue for the six months ended December 31, 2011 decreased approximately $2.7 million, a decrease of 1.2% compared to the same period last year due to the following:

•      Software revenue decreased by 0.5% compared to the same period last year. The Software revenue for the six months ended December 31, 2010 included revenue related to a major rollout of Simphony by one large customer. The 2011 decrease was substantially offset by increases in sales of our other internally developed software products.

•     Services revenue decreased by 3.2% compared to the same period last year. Services revenue for the six months ended December 31, 2010 included revenue related to a major rollout of Simphony by one large customer.

•     The 2011 decreases were substantially offset by an increase in hardware revenue by 6.1% compared to the same period last year. This increase is primarily due to an increase in sales of third party hardware to our retail based customers.

Cost of Sales:

Three Months Ended December 31, 2011:

The following table provides information regarding our cost of sales:

	Three Months Ended December 31,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$36,637	63.8%	$31,353	65.5%
Software	4,294	12.4%	4,921	14.9%
Service	77,151	43.2%	73,473	44.2%
Total Cost of Sales	$118,082	43.7%	$109,747	44.4%

For the three months ended December 31, 2011 and 2010, cost of sales as a percent of revenue was 43.7% and 44.4%, respectively. Foreign currency exchange rate fluctuations increased total cost of sales by approximately $0.3 million. Hardware cost of sales as a percent of related revenue for the three months ended December 31, 2011 decreased 1.7% compared to the same period last year, primarily a result of lower inventory provisions and a decrease in freight costs for the three months ended December 31, 2011 compared to the same period last year. In addition, sales of our Workstation products, our internally developed hardware products which have higher margins than our other hardware products, increased approximately 20% during the three months ended December 31, 2011 as compared to the same period last year.

Software cost of sales as a percent of related revenue for the three months ended December 31, 2011 decreased approximately 2.5% compared to the same period last year. This decrease in software cost of sales was primarily the result of (1) a decrease in capitalized software amortization expense (included in software cost of sales) as a percent to software revenue due to a 4.5% increase in software revenue for the three months ended December 31, 2011 as compared to the same period last year and (2) an improvement in third party software margins as compared to same period last year.

Service costs of sales as a percent of related revenue for the three months ended December 31, 2011 decreased approximately 1.0% as compared to the same period last year. The decrease was primarily due to favorable change in the services revenue mix. The increase in services revenue included increases in recurring maintenance and hosting services which have higher margins than other service products.

Six Months Ended December 31, 2011:

The following table provides information regarding our cost of sales:

	Six Months Ended December 31,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$66,800	63.1%	$61,308	66.6%
Software	9,153	13.5%	10,747	17.6%
Service	154,271	43.7%	144,686	44.2%
Total Cost of Sales	$230,224	43.7%	$216,741	45.1%

For the six months ended December 31, 2011 and 2010, cost of sales as a percent of revenue was 43.7% and 45.1%, respectively. Foreign currency exchange rate fluctuations increased total cost of sales for the six months ended December 31, 2011 by approximately $4.1 million as compared to the same period last year. Hardware cost of sales as a percent of related revenue for the six months ended December 31, 2011 decreased 3.5% compared to the same period last year. This decrease was primarily a result of a decrease in freight costs and lower inventory provision for the six months ended December 31, 2011 compared to the same period last year. Additionally, we experienced a favorable mix of hardware sales in this period. Sales of our Workstation products, our internally developed hardware products which have higher margins than our other hardware products, increased approximately 20% during the six months ended December 31, 2011 as compared to the same period last year. These favorable changes were partially offset by lower margins on third party hardware sales during the six months ended December 31, 2011 compared to the same period last year.

Software cost of sales as a percent of related revenue for the six months ended December 31, 2011 decreased approximately 4.1% compared to the same period last year. This decrease in software cost of sales was primarily the result of an increase in the sale of higher margin internally developed software products and a lower capitalized software amortization expense (included in software cost of sales) as compared to same period last year.

Service costs of sales as a percent of related revenue for the six months ended December 31, 2011 decreased approximately 0.5% compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended December 31, 2011, were 30.3%, a decrease of 0.3% compared to the same period last year. This decrease was primarily due to the fact that SG&A expense for the three months ended December 31, 2010 included a $3.0 million litigation charge. The impact of the prior year litigation charge was partially offset by increases in compensation related expenses during the three months ended December 31, 2011 as compared to the same period last year.

SG&A expenses, as a percentage of revenue, for the six months ended December 31, 2011, were 29.9%, an increase of 0.7% compared to the same period last year. This increase is primarily due to increases in compensation related expenses as compared to the same period last year. Foreign currency exchange rate fluctuations increased total SG&A expenses by approximately $2.5 million for the six months ended December 31, 2011.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
R&D labor and other costs	$14,603	$12,292	$27,763	$24,475
Capitalized software development costs	(2,124)	(1,361)	(3,949)	(2,757)
Total R&D expenses	$12,479	$10,931	$23,814	$21,718
% of Revenue	4.6%	4.4%	4.5%	4.5%

The increases in capitalized software development costs and total R&D expenses are primarily related to continued development of our next generation retail and property management related software.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended December 31, 2011 were approximately $3.6 million, an approximately $0.6 million decrease compared to the same period last year. Depreciation and amortization expenses for the six months ended December 31, 2011 were approximately $7.9 million, an approximately $0.5 million decrease compared to the same period last year. These decreases were primarily due to assets that became fully depreciated during the six months ended December 31, 2011.

Share-Based Compensation Expenses:

The following table provides information regarding the allocation of non-cash share-based compensation expense across SG&A expenses, R&D expenses and cost of sales:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
Selling, general and administrative	$5,424	$4,164	$8,082	$6,648
Research and development	305	125	614	251
Cost of sales	48	27	85	62
Total non-cash share-based compensation expense	5,777	4,316	8,781	6,961
Income tax benefit	(1,959)	(1,866)	(2,902)	(2,655)
Total non-cash share-based compensation expense, net of tax benefit	$3,818	$2,450	$5,879	$4,306
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.05	0.03	$0.07	$0.05

As of December 31, 2011, there was approximately $27.0 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Non-operating Income:

Net non-operating income for the three months ended December 31, 2011 was approximately $1.4 million compared to approximately $1.5 million for the same period last year. Net non-operating income for the three months ended December 31, 2011 included foreign currency losses of approximately $0.6 million as compared to foreign currency gains of approximately $0.2 million for the same period last year. This unfavorable change was significantly offset by an increase in interest income of approximately $0.4 million and a decrease in interest expense of approximately $0.3 million during the three months ended December 31, 2011 as compared to the same period last year.

Net non-operating income for the six months ended December 31, 2011 was approximately $3.8 million compared to approximately $1.7 million for the same period last year. The increase of approximately $2.1 million was primarily due to an increase in interest income of approximately $1.2 million and a decrease in foreign currency exchange losses of approximately $0.7 million for the six months ended December 31, 2011 as compared to the same period last year.

The increases in interest income for the three and six months ended December 31, 2011 compared to the same periods last year were due to an overall higher interest earned on internationally held cash and cash equivalent and investment (short-term and long-term) balances and an increase in cash and cash equivalents and investment (short-term and long-term) balances aggregating approximately $77.0 million since December 31, 2010.

Income Tax Provisions:

The effective tax rate for the three months ended December 31, 2011 and 2010 was 31.4% and 32.5%, respectively. The decrease in tax rate for the three months ended December 31, 2011 compared to the same period last year was primarily attributable to the net reduction in valuation allowances.

The effective tax rate for the six months ended December 31, 2011 and 2010 was 32.2% and 32.6%, respectively. The decrease in tax rate for the six months ended December 31, 2011 compared to the same period last year was primarily attributable to the net reduction in valuation allowances.

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

Recent accounting GUIDANCE

See Note 8 “Recent Accounting Guidance,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about recently adopted accounting guidance and recent accounting guidance not yet adopted.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our Condensed Consolidated Statement of Cash Flows summary is as follows:

	Six Months Ended December 31,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$63,389	$81,795
Investing activities	(17,173)	16,767
Financing activities	(44,149)	11,947

Operating activities:

Net cash provided by operating activities for the six months ended December 31, 2011 decreased approximately $18.4 million compared to the six months ended December 31, 2010. This decrease was primarily due to certain unfavorable changes in working capital in comparison to the same period last year, including a longer collection period for our receivables. These unfavorable changes were partially offset by an increase in net income of approximately $11.6 million.

Investing activities:

Net cash used in investing activities for the six months ended December 31, 2011 was approximately $17.2 million, reflecting approximately $4.4 million in cash utilized to purchase investments, net of cash received from the sale of investments. We used approximately $12.2 million to purchase property, plant and equipment, and to develop software to be licensed to others.

Net cash provided by investing activities for the six months ended December 31, 2010 was approximately $16.8 million, reflecting approximately $29.1 million we used to purchase investments, net of cash received from the sale of investments (including approximately $6.4 million received from the redemption of two of our auction rate securities.) We also used approximately $4.3 million related to acquisitions and an additional $8.1 million to purchase property, plant and equipment, and to develop software to be licensed to others.

Financing activities:

Net cash used in financing activities for the six months ended December 31, 2011 was approximately $44.1 million, reflecting approximately $48.4 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $3.1 million and realized tax benefits from stock option exercises of approximately $1.3 million.

Net cash provided by financing activities for the six months ended December 31, 2010 was approximately $11.9 million, principally reflecting proceeds from stock option exercises of approximately $16.5 million and realized tax benefits from stock option exercises of approximately $4.9 million, partially offset by approximately $6.4 million used to purchase our stock, debt repayment of approximately $2.7 million, and our purchase of stock of approximately $1.0 million following exercise of a put option held by former owners of a business we acquired.

Capital Resources

Our cash and cash equivalents and short-term investment balance of approximately $739.5 million at December 31, 2011 is a decrease of approximately $40.8 million from the June 30, 2011 balance and an increase of approximately $77.0 million from the December 31, 2010 balance. At December 31, 2011, approximately $457.3 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate the funds held internationally to the United States, and we currently plan to permanently reinvest internationally. We would have to accrue and pay applicable taxes if those funds were repatriated. The amount of any taxes, which could be significant, and the application of any tax credits, would be determined based on the income tax laws at the time of such repatriation.

The favorable foreign exchange rate fluctuations, substantially for the Euro against the U.S. dollar as compared to June 30, 2011 decreased our cash and cash equivalents’ balance at December 31, 2011 by approximately $37.3 million. All cash and cash equivalents and short-term investments are being retained for the operation and expansion of the business, as well as for the repurchase of our common stock.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit. As of December 31, 2011, we had no balance outstanding under the Credit Agreements and had applied approximately $0.5 million to guarantees. We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2011 exchange rate). As of December 31, 2011, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the December 31, 2011 exchange rate) of the credit facility has been used for guarantees. As of December 31, 2011, we had borrowing capacity of approximately $50.0 million under the credit facilities described above. See Note 5 “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

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

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

(in thousands, except ratios)	December 31, 2011	June 30, 2011
Cash and cash equivalents and short-term investments (1)	$739,505	$780,265
Available credit facilities	$51,296	$51,450
Outstanding credit facilities	0	0
Outstanding guarantees	(1,332)	(1,410)
Unused credit facilities	$49,964	$50,040
Working capital (2)	$686,074	$697,012
MICROS Systems, Inc.’s shareholders’ equity	$998,195	$1,016,711
Current ratio (3)	3.05	2.97

(1)   Does not include approximately $40.0 million and $41.3 million invested in auction rate securities, classified as long-term investments in our Condensed Consolidated Balance Sheet as of December 31, 2011 and June 30, 2011, respectively.

(2)   Current assets less current liabilities.

(3)   Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk

We recorded foreign sales, including exports from the United States, of approximately $296.4 million and $247.3 million during the six months ended December 31, 2011 and 2010, respectively, to customers located primarily in Europe, Asia and Latin America. See Note 9 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

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

We transacted business in 40 currencies in the six months ended December 31, 2011 and 2010. The relative currency mix for the three and six months ended December 31, 2011 and 2010 was as follows:

	% of Reported Revenues				Exchange Rates to
	Three Months Ended		Six Months Ended		U.S. Dollar as of
	December 31,		December 31,		December 31,
Revenues by currency (1)	2011	2010	2011	2010	2011	2010
United States Dollar	48%	53%	49%	54%	1.0000	1.0000
European Euro	23%	20%	23%	20%	1.2960	1.3370
British Pound Sterling	8%	7%	8%	7%	1.5542	1.5599
Australian Dollar	3%	2%	3%	2%	1.0208	1.0219
Canadian Dollar	2%	1%	1%	1%	0.9794	1.0024
Swiss Franc	2%	2%	2%	2%	1.0670	1.0703
Mexican Peso	1%	1%	1%	1%	0.0717	0.0810
Sweden Krona	1%	1%	1%	1%	0.1453	0.1488
Japanese Yen	1%	1%	1%	1%	0.0130	0.0123
All Other Currencies (2)	11%	12%	11%	11%	0.2428	0.2503
Total	100%	100%	100%	100%

(1)     Calculated using weighted average exchange rates for the fiscal period.

(2)     The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average six month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average December 31, 2011 and June 30, 2011 exchange rates for the currencies. Weighting is based on the six month fiscal period revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the relevant period.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the six months ended December 31, 2011 would have affected our total revenues by approximately $16.1 million, or 3.1%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

Interest rate risk

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives. At December 31, 2011, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Our exposure to fluctuations in interest rates may change in the future with changes in the outstanding amount under the line of credit. As we did not have any borrowings as of December 31, 2011, a 1% change in interest rate would have no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of December 31, 2011, but the change in our interest income for the six months ended December 31, 2011 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $3.7 million based on the cash, cash equivalents and short term investment balances as of December 31, 2011.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with investment grade credit ratings. However, see Note 3 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for a discussion regarding auction rate securities.

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

Economic conditions that are beyond our control, including the recession in certain international jurisdictions and significant economic, fiscal, and political strains affecting countries in the European Union, tightening of the credit markets, reductions in consumer spending, and fluctuations in exchange rates, may result in reduced demand for our products and services.

In the event of global financial turmoil affecting the banking and financial markets, there could be a new or incremental tightening in the credit markets and low liquidity, which could result in insolvency or financial instability of our suppliers or their inability to obtain credit to finance their operation, resulting in product delays, and inability of our customers to obtain credit to finance purchases of our products.

Uncertainty about the sovereign debt issues in many countries could result in significant instability in global banking system and significantly limit or delay our ability to access and utilize our cash, cash equivalents and investments held in certain foreign countries or our ability to transfer funds out of certain foreign countries.  If the sovereign debt issues significantly worsen, the banking system in certain foreign countries could fail, which would adversely impact our ability to fully recover all of our cash, cash equivalents and investments held in those foreign countries.

In addition, our primary customers – the hospitality, restaurant, and retail industries – are highly sensitive to economic, political, and environmental disturbances and uncertainty, all of which are outside of our and our customers’ control.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from fiscal year 2002 through fiscal year 2011, the Board of Directors on several occasions authorized Company purchases of its common stock. In the aggregate, the Board has authorized the purchase of up to 16 million shares, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management. The Company has incurred an aggregate of approximately $0.3 million in fees related to all stock purchases. During the second quarter of fiscal year 2012, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
10/01/11 – 10/30/11	202,742	$46.09	202,742	2,149,428
11/01/11 – 11/30/11	25,000	$45.15	25,000	2,124,428
12/01/11 – 12/31/11	272,258	$46.11	272,258	1,852,170
	500,000		500,000

(1)    Purchases of Company securities described in the table were made under two repurchase authorizations, one announced on August 25, 2009, authorizing the repurchase of two million shares, and one announced on August 24, 2010, authorizing the repurchase of an additional two million shares.  Each of those repurchase authorizations expires three years after the date they were announced.

ITEM 6.        EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Capital Advisors, LLC (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
101	The following materials from MICROS Systems Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2011 and 2010, (v) Condensed Consolidated Statements of Comprehensive Income for the six months ended December 31, 2011 and 2010, (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: February 3, 2012	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: February 3, 2012	/s/ Michael P. Russo
Michael P. Russo
Vice President and Corporate Controller, and Principal Accounting Officer

