Form 10-Q
period 2012-03-31
MICROS SYSTEMS INC
filed 2012-05-07
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

YES ☐       NO ☑

As of April 30, 2012, there were issued and outstanding 80,340,079 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the three and nine months ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value data)

	March 31,	June 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$734,648	$661,259
Short-term investments	81,371	119,006
Accounts receivable, net of allowance for doubtful accounts of $32,587 at March 31, 2012 and $32,282 at June 30, 2011	208,304	181,833
Inventory	36,715	38,119
Deferred income taxes	20,602	21,036
Prepaid expenses and other current assets	40,793	30,454
Total current assets	1,122,433	1,051,707

Long-term investments	47,521	46,226
Property, plant and equipment, net	32,183	28,145
Deferred income taxes, non-current	23,220	20,798
Goodwill	239,152	242,319
Intangible assets, net	15,519	19,293
Purchased and internally developed software costs, net of accumulated amortization of $86,581 at March 31, 2012 and $84,885 at June 30, 2011	19,261	18,710
Other assets	5,482	5,820
Total assets	$1,504,771	$1,433,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,684	$54,851
Accrued expenses and other current liabilities	149,603	148,901
Income taxes payable	3,511	7,705
Deferred revenue	170,513	143,238
Total current liabilities	377,311	354,695

Income taxes payable, non-current	32,646	32,309
Deferred income taxes, non-current	6,213	8,261
Other non-current liabilities	15,991	14,502
Total Liabilities	432,161	409,767
Commitments and contingencies (Note 11)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 80,293 at March 31, 2012 and 80,805 at June 30, 2011	2,007	2,020
Capital in excess of par	106,834	132,529
Retained earnings	952,603	833,839
Accumulated other comprehensive income	7,452	48,323
Total MICROS Systems, Inc. shareholders' equity	1,068,896	1,016,711
Noncontrolling interest	3,714	6,540
Total equity	1,072,610	1,023,251

Total liabilities and shareholders' equity	$1,504,771	$1,433,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue:
Hardware	$63,045	$49,901	$168,881	$142,008
Software	37,577	31,075	105,402	92,043
Services	177,422	172,217	530,722	499,673
Total revenue	278,044	253,193	805,005	733,724

Cost of sales:
Hardware	40,187	31,827	106,988	93,135
Software	5,838	5,288	14,991	16,034
Services	79,484	74,700	233,754	219,386
Total cost of sales	125,509	111,815	355,733	328,555

Gross margin	152,535	141,378	449,272	405,169

Selling, general and administrative expenses	79,384	74,158	236,769	214,348
Research and development expenses	13,681	11,766	37,494	33,484
Depreciation and amortization	3,523	3,548	11,383	11,911
Total operating expenses	96,588	89,472	285,646	259,743

Income from operations	55,947	51,906	163,626	145,426

Non-operating income (expense):
Interest income	1,765	1,277	5,614	3,962
Interest expense	(160)	(264)	(429)	(857)
Other income (expense), net (1)	6	(337)	203	(713)
Total non-operating income, net	1,611	676	5,388	2,392

Income before taxes	57,558	52,582	169,014	147,818
Income tax provision	14,102	13,724	49,992	44,766
Net income	43,456	38,858	119,022	103,052
Less: Net income attributable to noncontrolling interest	(209)	(279)	(258)	(529)
Net income attributable to MICROS Systems, Inc.	$43,247	$38,579	$118,764	$102,523

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.54	$0.48	$1.48	$1.27
Diluted	$0.53	$0.47	$1.45	$1.24

Weighted-average number of shares outstanding:
Basic	80,123	80,957	80,283	80,636
Diluted	82,008	82,913	82,127	82,562

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments and a reconciliation to OTTI change included in other non-operating income (expense) (1):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Total other-than-temporary impairment gains	$-	$-	$-	$(317)
Adjustment:
Change in credit based OTTI due to redemption	-	-	-	342
Change in non-credit based OTTI due to redemption	-	-	-	32

Credit based OTTI recognized in non-operating income/expense	$-	$-	$-	$57

(1) See Note 3 "Financial Instruments and Fair Value Measurements" in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2012	2011

Net cash flows provided by operating activities	$131,622	$153,230

Cash flows from investing activities:
Proceeds from sales and maturities of investments	108,372	210,362
Purchases of investments	(78,671)	(167,211)
Purchases of property, plant and equipment	(13,418)	(7,893)
Internally developed software costs	(5,870)	(4,167)
Net cash paid for acquisitions	(593)	(12,669)
Other	(51)	89
Net cash flows provided by investing activities	9,769	18,511

Cash flows from financing activities:
Repurchases of common stock	(53,652)	(11,871)
Proceeds from stock option exercises	12,096	23,780
Cash paid for an acquisition of noncontrolling interest	(4,212)	-
Realized tax benefits from stock option exercises	4,884	6,454
Proceeds from line of credit	-	1,131
Principal payments on line of credit	-	(2,655)
Exercise of noncontrolling put option	-	(1,041)
Other	(93)	(572)
Net cash flows (used in) provided by financing activities	(40,977)	15,226

Effect of exchange rate changes on cash and cash equivalents	(27,025)	42,323

Net increase in cash and cash equivalents	73,389	229,290

Cash and cash equivalents at beginning of year	661,259	377,205
Cash and cash equivalents at end of period	$734,648	$606,495

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		In Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2011	80,805	$2,020	$132,529	$833,839	$48,323	$6,540	$1,023,251
Net income	-	-	-	118,764	-	258	119,022
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(40,367)	(452)	(40,819)
Unrealized losses on long-term investments, net of tax benefits of $310	-	-	-	-	(504)	-	(504)
Acquisition of noncontrolling interest	-	-	(1,797)	-	-	(2,632)	(4,429)
Share-based compensation	-	-	12,549	-	-	-	12,549
Stock issued upon exercise of options	666	16	12,080	-	-	-	12,096
Repurchases of stock	(1,178)	(29)	(53,623)	-	-	-	(53,652)
Income tax benefit from options exercised	-	-	5,096	-	-	-	5,096
Balance, March 31, 2012	80,293	$2,007	$106,834	$952,603	$7,452	$3,714	$1,072,610

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	-	-	-	102,523	-	529	103,052
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	62,557	752	63,309
Unrealized gains on long-term investments, net of taxes of $279	-	-	-	-	454	-	454
Noncontrolling interest put arrangement	-	-	-	30	-	-	30
Acquisition of noncontrolling interest	-	-	-	-	-	(682)	(682)
Dividends to noncontrolling interest						(420)	(420)
Share-based compensation	-	-	9,521	-	-	-	9,521
Stock issued upon exercise of options	1,293	32	23,748	-	-	-	23,780
Repurchases of stock	(264)	(6)	(11,865)				(11,871)
Income tax benefit from options exercised	-	-	6,692	-	-	-	6,692
Balance, March 31, 2011	81,071	$2,027	$145,558	$792,303	$37,178	$6,411	$983,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2012	2011

Net income	$119,022	$103,052
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(40,819)	63,309
Change in unrealized (losses) gains on long-term investments, net of (tax benefits) taxes of ($310) and $279	(504)	454
Total other comprehensive (loss) income, net of taxes	(41,323)	63,763

Comprehensive income	77,699	166,815

Comprehensive loss (income) attributable to noncontrolling interest	194	(1,281)

Comprehensive income attributable to MICROS Systems, Inc.	$77,893	$165,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY

The following table provides information on the components of inventory:

(in thousands)	March 31, 2012	June 30, 2011
Raw materials	$783	$1,604
Finished goods	35,932	36,515
Total inventory	$36,715	$38,119

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of March 31, 2012		As of June 30, 2011
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$72,394	$72,394	$74,745	$74,745
Auction rate securities	57,625	40,531	57,625	41,345
U.S. government debt securities	0	0	30,222	30,222
Foreign corporate debt securities	15,967	15,967	18,920	18,920
Total investments	$145,986	$128,892	$181,512	$165,232

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and inputs that are derived principally from or corroborated by observable market data or other means.
•	Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, March 31, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$72,394	$0	$72,394
Auction rate securities	0	0	40,531	40,531
Foreign corporate debt securities	15,967	0	0	15,967
Total short-term and long-term investments	$15,967	$72,394	$40,531	$128,892

Balance, June 30, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$74,745	$0	$74,745
Auction rate securities	0	0	41,345	41,345
U.S. government debt securities	30,222	0	0	30,222
Foreign corporate debt securities	18,920	0	0	18,920
Total short-term and long-term investments	$49,142	$74,745	$41,345	$165,232

At March 31, 2012 and June 30, 2011, all of the Company’s investments, other than the Company’s investments in auction rate securities, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the nine months ended March 31, 2012 and 2011, the Company did not recognize any gains or losses on its investments, other than with respect to the Company’s investments in auction rate securities during the nine months ended March 31, 2011. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at March 31, 2012 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$81,371	$81,371
Due between 1 – 2 years	6,990	6,990
Due after 10 years – auction rate securities	57,625	40,531
Total short-term and long-term investments	$145,986	$128,892

AUCTION RATE SECURITIES

The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs. Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process. The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program or insured by AMBAC Financial Group. AMBAC Financial Group commenced a voluntary case under Chapter 11 of the U.S. Bankruptcy Code in November 2010, which may enable it to limit or avoid its obligations to provide insurance for repayment of the relevant securities. Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of March 31, 2012 and June 30, 2011 instead of being classified as short-term investments, as was the case before February 2008.

As of March 31, 2012, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and the extent to which the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security before recovery, and (e) the existence of any evidence of default by the issuer of the securities. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment as to whether any impairment was temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of March 31, 2012 were impaired by approximately $17.1 million as compared to an impairment of approximately $16.3 million as of June 30, 2011. $10.0 million of this impairment at March 31, 2012 and June 30, 2011 was deemed to be other-than-temporary. The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss. The factors considered in making an evaluation of the amount attributable to credit loss included the following: (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates). These assumptions are subject to change as the underlying market conditions change. Based on its evaluations, the Company determined that, consistent with the June 30, 2011 valuation, all of the cumulative other-than-temporary impairment losses of $10.0 million as of March 31, 2012 were credit based.

The remaining cumulative impairment losses of approximately $7.1 million (approximately $4.4 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of March 31, 2012.

A reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345
Changes in losses related to investments	0	(814)	0	0	(814)
Balance, March 31, 2012	$57,625	$(7,094)	$0	$(10,000)	$40,531

(1) OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.

(2) The amounts in this column were recorded in the condensed consolidated statement of operations before the fiscal year ending June 30, 2012.

A summary of redemptions and sales of auction rate securities were as follows:

	Three Months Ended March 31,		Nine months Ended March 31,
(in thousands)	2012	2011	2012	2011
Original cost, par value	$0	$0	$0	$6,650
Impairment losses previously recorded in:
Accumulated other comprehensive income	0	0	0	(281)
Consolidated statement of operations	0	0	0	(342)
Carrying value	0	0	0	6,027
Proceeds from redemption/sale	0	0	0	6,384
Gain on redemption/sale	0	0	0	357
Reversal of impairment losses previously recorded in accumulative other comprehensive income	0	0	0	(281)
Gain from redemption/sale recorded in consolidated statement of operations	$0	$0	$0	$76

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

Subsequent to the annual impairment analysis date of July 1, 2011, there have been no events or circumstances that would have caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values. Subsequent to July 1, 2011, there have not been any events or changes in circumstances that have caused the Company to determine that it is more likely than not that indefinite-lived trademarks have been impaired.

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

As of March 31, 2012, the Company had no balances outstanding under the Credit Agreements and has applied approximately $0.5 million to guarantees. A total of approximately $49.5 million was available for future borrowings as of March 31, 2012.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2012 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the March 31, 2012 exchange rate) of the credit facility has been used for guarantees.

As of March 31, 2012, the Company had aggregate borrowing capacity of approximately $50.0 million under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,		Nine months Ended March 31,
(in thousands)	2012	2011	2012	2011
Selling, general and administrative	$3,446	$2,419	$11,528	$9,066
Research and development	264	117	878	368
Cost of sales	58	25	143	87
Total non-cash share-based compensation expense	3,768	2,561	12,549	9,521
Income tax benefit	(1,441)	(802)	(4,344)	(3,457)
Total non-cash share-based compensation expense, net of tax benefit	$2,327	$1,759	$8,205	$6,064
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.03	$0.02	$0.10	$0.07

No non-cash share-based compensation expense has been capitalized for the nine months ended March 31, 2012 and 2011, as stock options were not granted to employees whose labor cost was capitalized as software development costs or inventory.

As of March 31, 2012, there was approximately $27.4 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.0 years.

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

Reconciliations of (i) the net income attributable to MICROS Systems, Inc. to the net income attributable to MICROS Systems, Inc. common shareholders, and (ii) the weighted-average number of common shares outstanding assuming dilution are set forth in the following table:

	Three Months Ended March 31,		Nine months Ended March 31,
(in thousands, except per share data)	2012	2011	2012	2011
Net income attributable to MICROS Systems, Inc.	$43,247	$38,579	$118,764	$102,523
Effect of minority put arrangement	0	0	0	30
Net income attributable to MICROS Systems, Inc. common shareholders	$43,247	$38,579	$118,764	$102,553

Average common shares outstanding	80,123	80,957	80,283	80,636
Dilutive effect of outstanding stock options	1,885	1,956	1,844	1,926
Average common shares outstanding assuming dilution	82,008	82,913	82,127	82,562

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.54	$0.48	$1.48	$1.27
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.53	$0.47	$1.45	$1.24

Anti-dilutive weighted shares excluded from reconciliation	1,337	833	1,544	615

Results for the three months ended March 31, 2012 and 2011 include approximately $3.8 million ($2.3 million, net of tax) and $2.6 million ($1.8 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.03 and $0.02 for the three months ended March 31, 2012 and 2011, respectively.

Results for the nine months ended March 31, 2012 and 2011 include approximately $12.5 million ($8.2 million, net of tax) and $9.5 million ($6.1 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.10 and $0.07 for the nine months ended March 31, 2012 and 2011, respectively.

8.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On January 1, 2012, the Company adopted authoritative guidance to amend the accounting and disclosure requirements on fair value measurements so that the requirements under U.S. generally accepted accounting principles and International Financial Reporting Standards are the same.  The new guidance clarifies the FASB’s intent that the use of the highest-and-best-use concept in a fair value measurement is relevant only when measuring non-financial assets. The new guidance also permits certain financial assets and liabilities with offsetting positions in market risks or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts in a fair value measurement.  Additionally, the new guidance clarifies that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, and describe the valuation processes and the sensitivity of the fair value measurement to changes in unobservable inputs, as well as the interrelationships between those fair value measurements, if any. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographic locations, and subsequently have been operated and managed as part of the applicable operating segment.

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended March 31,		Nine months Ended March 31,
(in thousands)	2012	2011	2012	2011
Revenues (1):
United States	$136,139	$135,612	$402,210	$400,478
International	153,337	128,973	439,865	365,620
Intersegment eliminations (2)	(11,432)	(11,392)	(37,070)	(32,374)
Total revenues	$278,044	$253,193	$805,005	$733,724

Income before taxes (1):
United States	$31,253	$32,059	$93,094	$87,904
International	34,826	29,062	103,462	83,636
Intersegment eliminations (2)	(8,521)	(8,539)	(27,542)	(23,722)
Total income before taxes	$57,558	$52,582	$169,014	$147,818

	As of
(in thousands)	March 31, 2012	June 30, 2011
Identifiable assets (3):
United States	$680,937	$668,527
International	823,834	764,491
Total identifiable assets	$1,504,771	$1,433,018

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S. and Ireland’s intercompany transactions.
(3)	Amounts based on the physical location of the assets.

10.	SHAREHOLDERS’ EQUITY

During the period from fiscal year 2002 through fiscal year 2011, the Board of Directors on several occasions authorized Company purchases of its common stock. In the aggregate, the Board has authorized the purchase of up to 16 million shares. The Company has incurred an aggregate of approximately $0.4 million in fees related to all stock purchases. As of March 31, 2012, approximately 1.8 million additional shares are available for purchase under the most recent authorization.

The following table summarizes the cumulative number of shares purchased under the purchase authorizations, all of which have been retired:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2011	13,072	$22.10	$288,867
Three months ended September 30, 2011	576	44.13	25,424
Three months ended December 31, 2011	500	46.05	23,025
Three months ended March 31, 2012	102	51.06	5,203
As of March 31, 2012	14,250	$24.04	$342,519

11.	COMMITMENTS AND CONTINGENCIES

On May 22, 2008, a jury returned verdicts totaling $7.5 million against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming $3.0 million of the award. Both the Company and the plaintiffs filed motions seeking reconsideration of certain aspects of the appellate court decision, and, on April 1, 2011, the Superior Court denied all of the motions for reconsideration. Subsequently, on April 13, 2011, the Company and one of the plaintiffs filed petitions with the Pennsylvania Supreme Court seeking the ability to appeal certain issues in the litigation. On April 10, 2012, the Pennsylvania Supreme Court denied all of the petitions for appeal. The matter will accordingly be remanded to the trial court for further proceedings consistent with the appellate court decision. During the three months ended December 31, 2010, the Company reserved an additional $3.0 million for any potential liability relating to these matters, which is included in its selling, general and administrative expenses. The Company is recognizing interest expense related to the outstanding portions of the judgment at the statutory rate of 6% per annum.

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

12.	SUBSEQUENT EVENT

On April 26, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with MF UK FC Limited, an entity organized under the laws of England and a wholly-owned subsidiary of the Company (“Buyer”), Torex Retail Holdings Limited, an entity organized under the laws of England (“Torex”), and the stockholders and optionholders of Torex, principally affiliates of Cerberus Capital Management, L.P. and General Atlantic LLC. Upon the terms and subject to the conditions of the Stock Purchase Agreement, Buyer agreed to acquire all of the outstanding shares of capital stock of Torex for a purchase price of approximately £114.5 million (approximately $185.9 million calculated at the exchange rate announced in the Wall Street Journal on April 30, 2012) in cash and the assumption of debt valued at £48.0 million (approximately $77.9 million calculated at the same exchange rate). Of the purchase price, £19.4 million (approximately $31.5 million calculated at the same exchange rate) will be paid into escrow upon closing to secure post-closing indemnification obligations of the Torex stockholders. Amounts held in escrow will be released incrementally so that after the first and second anniversaries of the closing date, £9.0 million (plus the balance of the retention amount) and £1.4 million, respectively (plus, in each case, amounts subject to pending indemnification claims, if any), will remain in escrow. Any remaining amounts other than amounts subject to pending indemnification claims, if any, will be released on the seventh anniversary of the signing of the Stock Purchase Agreement. The purchase price is subject to increase or decrease, as the case may be, to the extent that the working capital of Torex as defined in the Stock Purchase Agreement is more or less than the agreed working capital target specified in the Stock Purchase Agreement of approximately negative £16.8 million (approximately negative $27.3 million calculated at the same exchange rate).

The parties agreed to customary representations, warranties and covenants in the Stock Purchase Agreement. Certain of the Torex stockholders are prohibited for a period of 24 months following the consummation of the transaction from soliciting or hiring Torex employees retained by Buyer and from engaging in specified competitive activities. The Company agreed to guarantee the performance by Buyer of its obligations under the Stock Purchase Agreement. The Stock Purchase Agreement also includes various other provisions customary for transactions such as the transaction contemplated by the Stock Purchase Agreement.

Torex, headquartered in Dunstable, England, is a provider of point-of-sale systems and back office products for specialty retailers, gas stations and convenience stores, and pubs and restaurants in the United Kingdom and Europe. The transaction is expected to close within 90 days, subject to required regulatory approvals by the Bundeskartellamt (Federal Cartel Office) in Germany and the Konkurransetilsynet (Norwegian Competition Authority) in Norway.

The foregoing is a summary of the material provisions of the Stock Purchase Agreement. This summary is not complete and is qualified in its entirety by reference to the Stock Purchase Agreement, which the Company intends to file with the Securities and Exchange Commission upon the closing of the transaction.

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

Examples of such forward-looking statements in this Quarterly Report on Form 10-Q include the following:

•	our statements regarding valuation of our investments in auction rate securities;
•	our belief that any reduction in liquidity of auction rate securities will not have a material impact on our overall liquidity;
•	our belief that, except as noted, existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding the effects of continued adverse economic conditions on our customers, our distributors, and our business generally.
•	our expectations regarding effective tax rates in future periods;
•	our statements regarding repatriation of funds held internationally;
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British Pound Sterling) on our financial performance;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recently adopted accounting standards; and
•	our expectations about the adequacy of our cash flows and our available borrowing capacity to meet our working capital needs, and our ability to raise additional funds if and when needed.

RESULTS OF OPERATIONS

Revenue:

Three Months Ended March 31, 2012:

The following table provides information regarding sales mix by reportable segments for the three months ended March 31, 2012 and 2011. The amounts are net of intersegment eliminations and are allocated to our U.S. or International segments based on the location of the customers:

	Three Months Ended March 31,
	U.S.		International		Total
(in thousands)	2012	2011	2012	2011	2012	2011
Hardware	$30,759	$25,382	$32,286	$24,519	$63,045	$49,901
Software	15,007	11,652	22,570	19,423	37,577	31,075
Service	73,619	80,198	103,803	92,019	177,422	172,217
Total Revenue	$119,385	$117,232	$158,659	$135,961	$278,044	$253,193

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended March 31,
(in thousands)	2012	2011
Hardware	22.7%	19.7%
Software	13.5%	12.3%
Service	63.8%	68.0%
Total	100.0%	100.0%

For the three months ended March 31, 2012, total revenue was approximately $278.0 million, an increase of approximately $24.9 million, or 9.8% compared to the same period last year principally due to the following factors:

•	Hardware, software and service revenue increased by 26.3%, 20.9% and 3.0%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions, partially offset by unfavorable foreign currency exchange rate fluctuations, primarily for the Euro against the U.S. dollar, which decreased total revenue by approximately $3.8 million.
•	The hardware revenue increase is primarily due to increased sales of our Workstation products and third party OEM hardware products to our international customers.
•	The software revenue increase is primarily due to increased sales of our internally developed software products compared to the same period last year.
•	The service revenue increase is primarily due to increases in recurring maintenance services, hosting services and software-as-a-service. Substantially all of this additional revenue is generated in the international segment.

The international segment revenue for the three months ended March 31, 2012 increased by approximately $22.7 million, an increase of 16.7% compared to the same period last year due to the following:

•	Hardware, software and service revenue increased by 31.7%, 16.2% and 12.8%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions, partially offset by unfavorable foreign currency exchange rate fluctuations which decreased international revenue by approximately $3.8 million.
•	The hardware revenue increase reflects a 34% increase in sales of our Workstation products.
•	The software revenue increase primarily reflects increases in the sale of our internally developed restaurant software products.
•	The service revenue increase is primarily due to increases in recurring maintenance services, hosting services and software-as–a-service.

U.S. segment revenue for the three months ended March 31, 2012 increased approximately $2.2 million, an increase of 1.8% compared to the same period last year due to the following:

•	Hardware and software revenue increased by 21.2% and 28.8%, respectively, compared to the same period last year.
•	Service revenue decreased by 8.2% compared to the same period last year primarily due to lower installation and professional services for our retail subsidiaries.

Nine months Ended March 31, 2012:

The following table provides information regarding sales mix by reportable segments for the nine months ended March 31, 2012 and 2011. The amounts are net of intersegment eliminations and are allocated to our U.S. or International segments based on the location of the customers:

	Nine months Ended March 31,
	U.S.		International		Total
(in thousands)	2012	2011	2012	2011	2012	2011
Hardware	$78,633	$70,513	$90,248	$71,495	$168,881	$142,008
Software	38,550	35,319	66,852	56,724	105,402	92,043
Service	232,766	244,621	297,956	255,052	530,722	499,673
Total Revenue	$349,949	$350,453	$455,056	$383,271	$805,005	$733,724

The following table provides information regarding the total sales mix as a percent of total revenue:

	Nine months Ended March 31,
(in thousands)	2012	2011
Hardware	21.0%	19.4%
Software	13.1%	12.5%
Service	65.9%	68.1%
Total	100.0%	100.0%

For the nine months ended March 31, 2012, total revenue was approximately $805.0 million, an increase of approximately $71.3 million, or 9.7% compared to the same period last year principally due to the following factors:

•	Hardware, software and service revenue increased by 18.9%, 14.5% and 6.2%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions and favorable foreign currency exchange rate fluctuations, primarily for the Australian Dollar and Swiss Franc against the U.S. dollar, which increased total revenue by approximately $4.0 million.
•	The hardware revenue increase is primarily due to increases in the sales of our Workstation products and third party OEM hardware products to our international customers.
•	The software revenue increase is primarily due to an increase in the sale of our internally developed software products as compared to the same period last year.
•	The service revenue increase is primarily due to increases in recurring maintenance services, hosting services and software-as-a-service. Substantially all of additional revenue is generated in the international segment.

The international segment revenue for the nine months ended March 31, 2012 increased by approximately $71.8 million, an increase of 18.7% compared to the same period last year due to the following:

•	Hardware, software and service revenue increased by 26.2%, 17.9% and 16.8%, respectively, compared to the same period last year. We believe the increases were primarily due to an improvement in demand from our international customers as a result of a modest improvement in global economic conditions and favorable foreign currency exchange rate fluctuations which increased international revenue by approximately $4.0 million.
•	The hardware revenue increase reflects a 39% increase in sales of our Workstation products.
•	The software revenue increase primarily reflects increases in the sale of our internally developed restaurant and hotel products.
•	The service revenue increase is primarily due to increases in recurring maintenance services, hosting services and software-as-a-service.

U.S. segment revenue for the nine months ended March 31, 2012 decreased approximately $0.5 million, a decrease of 0.1% compared to the same period last year due to the following:

•	Hardware and software revenue increased by 11.5% and 9.1%, respectively, compared to the same period last year.
•	The software revenue increase is primarily due to increases in restaurant and retail software sales.

•	The services revenue decreased by 4.8% compared to the same period last year primarily due to lower installation and professional services, partially offset by increases in recurring maintenance services and software-as-a-service.

Cost of Sales:

Three Months Ended March 31, 2012:

The following table provides information regarding our cost of sales:

	Three Months Ended March 31,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$40,187	63.7%	$31,827	63.8%
Software	5,838	15.5%	5,288	17.0%
Service	79,484	44.8%	74,700	43.4%
Total Cost of Sales	$125,509	45.1%	$111,815	44.2%

For the three months ended March 31, 2012 and 2011, cost of sales as a percent of revenue was 45.1% and 44.2%, respectively. Foreign currency exchange rate fluctuations decreased total cost of sales by approximately $1.5 million. Hardware cost of sales as a percent of related revenue for the three months ended March 31, 2012 decreased 0.1% compared to the same period last year, primarily a result of lower inventory provisions for the three months ended March 31, 2012 compared to the same period last year.

Software cost of sales as a percent of related revenue for the three months ended March 31, 2012 decreased approximately 1.5% compared to the same period last year. This decrease in software cost of sales was primarily the result of a lower capitalized software amortization expense as a percent of total software revenue (included in software cost of sales) as compared to same period last year.

Service costs of sales as a percent of related revenue for the three months ended March 31, 2012 increased approximately 1.4% as compared to the same period last year. The increase was primarily due to increased labor costs.

Nine months Ended March 31, 2012:

The following table provides information regarding our cost of sales:

	Nine months Ended March 31,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$106,988	63.4%	$93,135	65.6%
Software	14,991	14.2%	16,034	17.4%
Service	233,754	44.0%	219,386	43.9%
Total Cost of Sales	$355,733	44.2%	$328,555	44.8%

For the nine months ended March 31, 2012 and 2011, cost of sales as a percent of revenue was 44.2% and 44.8%, respectively. Foreign currency exchange rate fluctuations increased total cost of sales for the nine months ended March 31, 2012 by approximately $2.6 million as compared to the same period last year. Hardware cost of sales as a percent of related revenue for the nine months ended March 31, 2012 decreased 2.2% compared to the same period last year. This decrease was primarily a result of decreases in freight costs and lower inventory provision and a favorable mix of hardware sales for the nine months ended March 31, 2012 compared to the same period last year. These favorable changes were partially offset by lower margins on third party hardware sales during the nine months ended March 31, 2012 compared to the same period last year.

Software cost of sales as a percent of related revenue for the nine months ended March 31, 2012 decreased approximately 3.2% compared to the same period last year. This decrease in software cost of sales was primarily the result of an increase in the sale our internally developed software products, which generate higher margins, and a lower capitalized software amortization expense (included in software cost of sales) as compared to same period last year.

Service costs of sales as a percent of related revenue for the nine months ended March 31, 2012 increased approximately 0.1% compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended March 31, 2012, were 28.6%, a decrease of 0.7% compared to the same period last year. This decrease was primarily due to decreases in compensation related expenses, as a percent of revenue, during the three months ended March 31, 2012 as compared to the same period last year. Foreign currency exchange rate fluctuations also decreased total SG&A expenses by approximately $1.2 million for the three months ended March 31, 2012.

SG&A expenses, as a percentage of revenue, for the nine months ended March 31, 2012, were 29.4%, an increase of 0.2% compared to the same period last year. This increase was primarily due to increases in compensation related expenses, as a percent of revenue, during the nine months ended March 31, 2012 as compared to the same period last year, partially offset by a $3.0 million litigation charge for the nine months ended March 31, 2011. Foreign currency exchange rate fluctuations also increased total SG&A expenses by approximately $1.2 million for the nine months ended March 31, 2012.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended March 31,		Nine months Ended March 31,
(in thousands)	2012	2011	2012	2011
R&D labor and other costs	$15,602	$13,176	$43,364	$37,651
Capitalized software development costs	(1,921)	(1,410)	(5,870)	(4,167)
Total R&D expenses	$13,681	$11,766	$37,494	$33,484
% of Revenue	4.9%	4.6%	4.7%	4.6%

The increases in capitalized software development costs and total R&D expenses are primarily related to continued development of our next generation retail and property management related software.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended March 31, 2012 and 2011 were both approximately $3.5 million. Depreciation and amortization expenses for the nine months ended March 31, 2012 were approximately $11.4 million, an approximately $0.5 million decrease compared to the same period last year. This decrease primarily reflects the discontinuation of depreciation expenses for those assets that became fully depreciated during the nine months ended March 31, 2012.

Share-Based Compensation Expenses:

The following table provides information regarding the allocation of non-cash share-based compensation expense across SG&A expenses, R&D expenses and cost of sales:

	Three Months Ended March 31,		Nine months Ended March 31,
(in thousands)	2012	2011	2012	2011
Selling, general and administrative	$3,446	$2,419	$11,528	$9,066
Research and development	264	117	878	368
Cost of sales	58	25	143	87
Total non-cash share-based compensation expense	3,768	2,561	12,549	9,521
Income tax benefit	(1,441)	(802)	(4,344)	(3,457)
Total non-cash share-based compensation expense, net of tax benefit	$2,327	$1,759	$8,205	$6,064
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.03	$0.02	$0.10	$0.07

As of March 31, 2012, there was approximately $27.4 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Non-operating Income:

Net non-operating income for the three months ended March 31, 2012 was approximately $1.6 million compared to approximately $0.7 million for the same period last year. The increase of approximately $0.9 million was primarily due to an increase in interest income of approximately $0.5 million as compared to the same period last year.

Net non-operating income for the nine months ended March 31, 2012 was approximately $5.4 million compared to approximately $2.4 million for the same period last year. The increase of approximately $3.0 million was primarily due to an increase in interest income of approximately $1.7 million for the nine months ended March 31, 2012 as compared to the same period last year.

Income Tax Provisions:

The effective tax rate for the three months ended March 31, 2012 and 2011 was 24.5% and 26.1%, respectively. The effective tax rate for the nine months ended March 31, 2012 and 2011 was 29.6% and 30.3%, respectively. The decreases in tax rate for the three and nine months ended March 31, 2012 compared to the same periods last year were primarily attributable to the changes in tax benefits realized upon the expiration of statutes of limitation for uncertain tax positions and the reduction of valuation allowances.

Based on currently available information, we estimate that the fiscal year 2012 effective tax rate will be approximately between 30% and 31%.  We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our Condensed Consolidated Statement of Cash Flows summary is as follows:

	Nine months Ended March 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$131,622	$153,230
Investing activities	9,769	18,511
Financing activities	(40,977)	15,226

Operating activities:

Net cash provided by operating activities for the nine months ended March 31, 2012 decreased approximately $21.6 million compared to the nine months ended March 31, 2011. This decrease was primarily due to certain unfavorable changes in working capital in comparison to the same period last year, including a longer collection period for our receivables. These unfavorable changes were partially offset by an increase in net income of approximately $16.2 million.

Investing activities:

Net cash provided by investing activities for the nine months ended March 31, 2012 was approximately $9.8 million, reflecting approximately $29.7 million we received from the sale of investments, net of cash used to purchase investments. We also used approximately $19.3 million to purchase property, plant and equipment, and to develop software to be licensed to others.

Net cash provided by investing activities for the nine months ended March 31, 2011 was approximately $18.5 million, reflecting approximately $43.2 million we received from the sale of investments, net of cash used to purchase investments (including approximately $6.4 million received from the redemption of auction rate securities.) We also used approximately $12.7 million for acquisitions and an additional $12.1 million to purchase property, plant and equipment, and to develop software to be licensed to others.

Financing activities:

Net cash used in financing activities for the nine months ended March 31, 2012 was approximately $41.0 million, reflecting approximately $53.7 million used to purchase our stock under our stock repurchase program, and approximately $4.2 million used to acquire a non-controlling interest held by a third party, thereby becoming the sole owner of the entity. These amounts were partially offset by proceeds from stock option exercises of approximately $12.1 million and realized tax benefits from stock option exercises of approximately $4.9 million.

Net cash provided by financing activities for the nine months ended March 31, 2011 was approximately $15.2 million, principally reflecting proceeds from stock option exercises of approximately $23.8 million and realized tax benefits from stock option exercises of approximately $6.5 million, partially offset by approximately $11.9 million used to purchase our stock under our stock repurchase program, debt repayment of approximately $2.7 million, and our purchase of stock of approximately $1.0 million following exercise of a put option held by former owners of a business we acquired.

Capital Resources

Our cash and cash equivalents and short-term investment balance of approximately $816.0 million at March 31, 2012 is an increase of approximately $35.8 million from the June 30, 2011 balance and an increase of approximately $66.8 million from the March 31, 2011 balance. At March 31, 2012, approximately $497.5 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate the cumulative unremitted foreign earnings held internationally to the United States, and we re-affirm our policy to permanently reinvest cumulative unremitted foreign earnings internationally. The amount of any taxes, which could be significant, and the application of any tax credits, would be determined based on the income tax laws at the time of such repatriation.

The favorable foreign exchange rate fluctuations, substantially for the Euro against the U.S. dollar as compared to June 30, 2011 decreased our cash and cash equivalents’ balance at March 31, 2012 by approximately $27.0 million. All cash and cash equivalents and short-term investments are being retained for the operation, expansion of the business, as well as for the repurchase of our common stock and future acquisitions.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit. As of March 31, 2012, we had no balance outstanding under the Credit Agreements and had applied approximately $0.5 million to guarantees. We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2012 exchange rate). As of March 31, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.6 million (approximately $0.8 million at the March 31, 2012 exchange rate) of the credit facility has been used for guarantees. As of March 31, 2012, we had borrowing capacity of approximately $50.0 million under the credit facilities described above. See Note 5 “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

As noted above, we recently signed an agreement to acquire the outstanding stock of Torex Retail Holdings, Ltd. from its private equity owners.   The purchase price is approximately £114.5 million in cash and the assumption of debt valued at £48.0 million.  We intend to fund the transaction with our cash and cash equivalents held overseas. The transaction is expected to close in a timely fashion, subject to required government approvals.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future and our expected acquisition of Torex Retail Holdings, Ltd. Based on our expected operating cash flows and sources of cash, we do not believe that any further limitations on liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2012 will be approximately $17 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

(in thousands, except ratios)	March 31, 2012	June 30, 2011
Cash and cash equivalents and short-term investments (1)	$816,019	$780,265
Available credit facilities	$51,334	$51,450
Outstanding credit facilities	0	0
Outstanding guarantees	(1,355)	(1,410)
Unused credit facilities	$49,979	$50,040
Working capital (2)	$745,122	$697,012
MICROS Systems, Inc.’s shareholders’ equity	$1,068,896	$1,016,711
Current ratio (3)	2.97	2.97

(1) Does not include approximately $40.5 million and $41.3 million invested in auction rate securities, classified as long-term investments in our Condensed Consolidated Balance Sheet as of March 31, 2012 and June 30, 2011, respectively.

(2) Current assets less current liabilities.

(3) Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk

We recorded foreign sales, including exports from the United States, of approximately $455.1 million and $383.3 million during the nine months ended March 31, 2012 and 2011, respectively, to customers located primarily in Europe, Asia and Latin America. See Note 9 “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

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

We transacted business in 42 currencies in the nine months ended March 31, 2012 and 2011. The relative currency mix for the three and nine months ended March 31, 2012 and 2011 was as follows:

	% of Reported Revenues				Exchange Rates to
	Three Months Ended		Nine months Ended		U.S. Dollar as of
	March 31,		March 31,		March 31,
Revenues by currency (1)	2012	2011	2012	2011	2012	2011
United States Dollar	50%	54%	50%	56%	1.0000	1.0000
European Euro	22%	21%	22%	20%	1.3343	1.4174
British Pound Sterling	7%	7%	8%	7%	1.6012	1.6044
Australian Dollar	3%	1%	3%	1%	1.0353	1.0344
Swiss Franc	2%	2%	2%	2%	1.1078	1.0888
Canadian Dollar	1%	1%	1%	1%	1.0023	1.0313
Mexican Peso	1%	1%	1%	1%	0.0781	0.0841
Singapore Dollar	1%	1%	1%	1%	0.7949	0.7933
Swedish Krona	1%	2%	1%	1%	0.1512	0.1584
All Other Currencies (2)	12%	11%	11%	11%	0.2201	0.1604
Total	100%	100%	100%	100%

1

(1) Calculated using weighted average exchange rates for the fiscal period.

(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average nine month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average March 31, 2012 and 2011 exchange rates for the currencies. Weighting is based on the nine month fiscal period revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the relevant period.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the nine months ended March 31, 2012 would have affected our total revenues by approximately $24.2 million, or 3.0%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

Interest rate risk

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives. At March 31, 2012, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Our exposure to fluctuations in interest rates may change in the future with changes in the outstanding amount under the line of credit. As we did not have any borrowings as of March 31, 2012, a 1% change in interest rate would have no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of March 31, 2012, but the change in our interest income for the nine months ended March 31, 2012 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $6.1 million based on the cash, cash equivalents and short term investment balances as of March 31, 2012.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with investment grade credit ratings. However, see Note 3 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements included in this report for a discussion regarding auction rate securities.

Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and in Part II, Item 1A “Risk Factors,” in this report.

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

ITEM 1A. RISK FACTORS

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

Our acquisitions could disrupt our ongoing business and harm our results of operations. As part of our business strategy, we evaluate acquisition opportunities. From time to time, we enter into agreements for possible acquisitions to expand our business. For example, on April 26, 2012, one of our subsidiaries entered into a Stock Purchase Agreement to acquire all of the outstanding shares of capital stock of Torex Retail Holdings Limited for a purchase price of approximately £114.5 million (approximately $185.9 million calculated at the exchange rate published in the Wall Street Journal on April 30, 2012) in cash and the assumption of debt valued at £48.0 million (approximately $77.9 million calculated at the same exchange rate). Closing of the transaction is subject to a number of conditions, including regulatory approvals by the Bundeskartellamt (Federal Cartel Office) in Germany and the Konkurransetilsynet (Norwegian Competition Authority) in Norway. Acquisitions involve large challenges and risks, including risks that:

•	we may be unable to identify opportunities on terms acceptable to us;
•	the transaction may not advance our business strategy;
•	we may be unable to retain key personnel;
•	we may experience difficulty in integrating new employees, business systems, and technology;
•	acquired businesses may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities, which could result in unanticipated liabilities;
•	we may have difficulty entering new market segments; or
•	we may be unable to retain the customers and partners of acquired businesses.

Moreover, after reaching an agreement with a seller for the acquisition of a business, we are subject to satisfaction of pre-closing conditions as well as any required regulatory and governmental approvals, which may prevent us from completing the transaction, or, in the case of government or regulatory approvals, may require that we divest material portions of the acquired business at a loss.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from fiscal year 2002 through fiscal year 2011, the Board of Directors on several occasions authorized Company purchases of its common stock. In the aggregate, the Board has authorized the purchase of up to 16 million shares, to be purchased from time to time depending on market conditions and other corporate considerations as determined by management. The Company has incurred an aggregate of approximately $0.4 million in fees related to all stock purchases. During the third quarter of fiscal year 2012, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
01/01/12 – 01/31/12	25,000	$49.46	25,000	1,827,170
02/01/12 – 02/29/12	1,900	$52.09	1,900	1,825,270
03/01/12 – 03/31/12	75,000	$51.57	75,000	1,750,270
	101,900		101,900

(1) Purchases of Company securities described in the table were made under the repurchase announced on August 24, 2010, authorizing the repurchase of an additional two million shares.  The repurchase authorization expires three years after the date it was announced.

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Capital Advisors, LLC (filed herewith)

31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
101	The following materials from MICROS Systems Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Comprehensive Income for the nine months ended March 31, 2012 and 2011, (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: May 7, 2012	/s/	Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: May 7, 2012	/s/	Michael P. Russo
Michael P. Russo
Vice President and Corporate Controller, and Principal Accounting Officer

