Form 10-K
period 2012-06-30
MICROS SYSTEMS INC
filed 2012-08-29
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

YES ☐ NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2011, was $3,698,172,241.

At the close of business on July 31, 2012, there were issued and outstanding 80,211,983 shares of registrant’s Common Stock at $0.025 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held November 16, 2012, is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.     BUSINESS

INTRODUCTION

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise information solutions for the global hospitality and retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.

References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis, unless the context indicates otherwise. Our fiscal year runs from July 1 through June 30. Accordingly, references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2012 means the 12-month period ending June 30, 2012.

We operate in two reportable segments for financial reporting purposes: U.S./Canada and International. You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 16 “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In each of our two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold may be configured for each segment to address local laws, tax requirements and customer preferences, the products and services are substantially similar worldwide.

Almost all of our customers are in the hospitality industry and the retail industry. The hospitality industry encompasses numerous defined markets, including the following:

•	lodging (including, for example, individual hotel sites, hotel chains and franchise groups)
•	table service and quick service restaurants
•	restaurant chains and franchise groups
•	entertainment venues (including, for example, stadiums and arenas)
•	business food service operations
•	casinos
•	transportation food service
•	government operations
•	cruise ships

The retail industry consists of retail operations selling directly to consumers, including retailers of clothing, shoes, food, hardware, jewelry, and other specialty items.

Our enterprise information solutions comprise three major areas: (1) hotel information systems; (2) restaurant information systems; and (3) retail information systems. In addition to our software enterprise solutions and hardware products, we offer an extensive array of services and other products for our hotel, restaurant and retail information systems. The hotel information systems consist mainly of software, encompassing property based management systems (“PMS”), related property-specific modules and applications, and central systems, including central reservation systems (“CRS”). The restaurant information systems consist of hardware and software for point-of-sale (“POS”) and operational applications, a suite of back office applications, including inventory, labor and financial management, and certain centrally hosted enterprise applications. The retail information systems consist of hardware and software encompassing POS, loss prevention, web commerce applications, business analytics, customer gift cards, electronic payments and enterprise applications. We have also expanded our web commerce and ecommerce offerings, which previously were mainly provided to our retail industry customers, to also encompass our hotel and restaurant customers. We market our products and services globally.

PMS and CRS and Related Products and Services

Approximately 29,000 MICROS PMS applications are installed worldwide. Most of our PMS applications are accompanied by other property-specific modules and applications.

Our hotel PMS applications are installed worldwide in leading hotel chains, including the following:

•	Accor (France)	•	Hyatt Hotels & Resorts	•	Omni
•	Best Western	•	Hilton Hotels	•	Peninsula (Hong Kong)
•	Camino Real (Mexico)	•	InterContinental Hotels Group	•	Rica Hotels (Sweden)
•	Carlson Hotels	•	ITC Welcome Group (India)	•	Shangri-La (Hong Kong)
•	Danubius (Bulgaria)	•	Kempinski (Germany)	•	Société du Louvre (France)
•	Delta Hotels (Canada)	•	Loews	•	Solare (Japan)
•	Dusit Thani (Thailand)	•	Louvre Hotels	•	Starwood International
•	Fairmont	•	MGM Mirage	•	Steigenberger
•	Federal (Malaysia)	•	Marriott International	•	Travelodge (U.K.)
•	Four Seasons (Canada)	•	Millennium	•	Wyndham Worldwide
•	Hard Rock Hotels	•	Mövenpick (Switzerland)	•	Wynn

The MICROS CRS is installed in numerous hotel chains, including the following:

•	Boscolo (Italy)	•	MGM Resorts	•	Starhotels (Italy)
•	Constellation (Australia)	•	Omni	•	Sun International (South Africa)
•	Delta Hotels (Canada)	•	Pan Pacific (Singapore)	•	Tarsadia Hotels
•	Fairmont	•	Ramada (U.K.)	•	Thistle (U.K.)
•	Four Seasons	•	Red Lion	•	Thon Hotels
•	Great Wolf Resorts	•	Rydges (Australia)	•	Travelodge (U.K.)
•	Hard Rock Hotels	•	Scandic Hotels (Sweden)	•	Westmark
•	Loews Hotels	•	Shangri-La	•	Wyndham Worldwide
•	Louvre Hotels	•	Société du Louvre	•	Wynn Resorts
•	MacDonalds (U.K.)	•	Shell Hospitality	•	Xanterra
•	Millennium & Copthorne	•	Sokos (Finland)

Globally, over 80 hotel chains have installed MICROS’ CRS applications.

POS and Related Products and Services

Our restaurant POS systems are installed worldwide. Major table service restaurant chain customers include the following:

•	Bertucci’s	•	Groupe Le Duff (France)	•	Perkins
•	Buffalo Wild Wings	•	Hard Rock Café	•	Restaurant Brands (New Zealand)
•	Chevy’s	•	HMS Host	•	Ruby Tuesday’s
•	Cara (Canada)	•	Hooters	•	Ruth’s Chris Steakhouse
•	Cracker Barrel	•	IHOP	•	T.G.I. Friday’s
•	Costa Coffee (U.K.)	•	Johnny Carinos	•	VIPS (Spain)
•	Eat ‘n Park	•	La Madeleine	•	Wagamama (U.K.)
•	El Torito	•	Lone Star	•	Whitbread (U.K.)
•	Fazer Amica (Finland)	•	Manchu Wok
•	Famous Dave’s	•	Mimi’s Cafe
•	Friendly’s	•	Mitchells and Butlers (U.K.)

Major quick service chain restaurant customers (including customers who are franchisees of the chains listed below), include:

•	Atlanta Bread	•	Krispy Kreme	•	Tropical Smoothie Café
•	Arby’s	•	Nordsee (Germany)	•	Wagamama’s (U.K)
•	Auntie Anne’s	•	Pollo Campero	•	Wendy’s
•	Baja Fresh	•	Panera Bread	•	Which Wich
•	Ben & Jerry’s	•	Popeye’s	•	Wingstop
•	Burger King	•	Retail Brand Group	•	Yum! Brands (Pizza Hut, KFC Int’l, & Taco Bell)
•	Coffee Club (Australia)	•	Saxby’s Coffee	•	Zaxby’s
•	El Pollo Loco	•	Starbucks
•	Five Guys	•	Subway

Our restaurant POS systems are also installed in hotel restaurants in various hotel chains, including the following:

•	Accor	•	Hyatt	•	Omni
•	Boyd Gaming	•	InterContinental Hotels	•	Pan Pacific
•	Camino Real	•	Kempinski	•	Peninsula
•	Danubius	•	Mandarin Oriental	•	Radisson
•	Fairmont	•	MGM Mirage	•	Starwood
•	Four Seasons	•	Marriott International	•	Wyndham International
•	Hilton	•	Millennium

Additional significant markets for our POS systems include complex food service environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Customers for our systems that serve these environments include Aramark, Centerplate, Compass, Delaware North, HMS Host, Sodexho and various government entities. We have also installed large POS systems for the following customers:

•	Citi Field (New York City)	•	Meadowlands Sports Complex
•	Foxwoods Hotel and Casino (Ledyard, CT)	•	Target Field (Minneapolis)
•	Grand Casino (Australia)	•	M&T Stadium (Baltimore)
•	Atlantis (Bahamas)	•	The Venetian Resort
•	Mandalay Resorts Group	•	Wembley Stadium (U.K.)
•	Sun City (South Africa)	•	Wynn Resorts
•	Harrah’s Casinos

We supply and service POS systems for users in the complex food service environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.

Additionally, we market a range of on-premises paging and alert solutions for restaurants, retail, and medical environments.

Retail POS and eCommerce - Related Products and Services

Our retail solutions are provided through our “MICROS-Retail” group of subsidiaries, which includes, among others, Datavantage, CommercialWare, Advance Retail Systems (Mexico), MICROS Retail and Manufacturing Ltd. (United Kingdom), eOne, Fry, Fortech (Italy), MICROS eCommerce EAME (London), and MICROS Retail Austria GmbH. See the discussion of “MICROS-Retail” under the “Retail Information Systems” heading below. Our retail store customers include the following retailers:

•	Abercrombie and Fitch	•	Hannaford Brothers	•	S & K Famous Brands
•	Adidas	•	H.E. Butt	•	Sainsbury’s (U.K.)
•	Advance Auto Parts	•	Hugo Boss (Germany)	•	Sobeys (Canada)
•	Armani Exchange	•	Hudson Group	•	7-11 (Mexico)
•	Barney’s New York	•	Jo Ann Stores	•	Smith & Hawken
•	Belk	•	Jos. A. Banks Clothiers	•	Starbucks
•	Blain’s Farm and Feed	•	Jones Apparel	•	Steve Madden Retail
•	Bostonian	•	Kodak	•	Stonewall Kitchen
•	BP	•	Limited Brands	•	Sur La Table
•	Burberry Limited	•	Martin McColls (U.K.)	•	Talbots
•	Calzedonia	•	Metro (Germany)	•	Tesco (U.K.)
•	Chelsea and Scott	•	Nike Mexico	•	Urban Brands
•	Dixons	•	Pendleton	•	Tommy Hilfiger
•	Fresh and Easy	•	Polo Ralph Lauren	•	Wm Morrison (U.K.)
•	Furla	•	PPG	•	Whirlpool
•	Garnet Hill	•	Reebok Retail	•	Zales
•	Geox	•	Roots Canada

PRODUCTS AND SERVICES

Summary of Product Solutions (Software and Hardware):

Hotel Products	Description

Software

OPERA PMS	PMS software product for hotels, targeted to full service hotels

OPERA Xpress PMS	PMS software product for hotels, targeted to limited service hotels

OPERA Lite PMS	PMS software for hotels, targeted to smaller hotels

Operetta PMS	PMS software and hardware bundle for hotels, targeted to smaller hotels

Fidelio V7 and V8 PMS	PMS software products for hotels, targeted to hotels in certain regions (primarily EAME) and legacy users

OPERA Revenue Management System	Software that helps hotels develop and manage pricing strategies

OPERA Central Reservation System	Software that manages hotel reservations for hotel chains or hotel groups

OPERA Customer Information System	Software that manages customer information and loyalty programs

OPERA Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management

OPERA Web Booking Suite System	Software that enables OPERA PMS to receive Internet reservations

OPERA Sales and Catering	Software that helps hotels manage meeting needs (food, hotel rooms, meeting space, and other customer needs)

OPERA Sales Force Automation (SFA)	Software that manages leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains

OPERA Activity Scheduler	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.

OPERA Kiosk	Enables guest check-in and check-out at a stand-alone kiosk, and includes other interactive features

OPERA Business Intelligence	Software that provides analytics for financial and operations analyses

myfidelio.net	An Internet based hotel reservation service and network

Fidelio Cruise SPMS Systems	A suite of software products that manages reservations, POS and other activities for the cruise industry

Hotel Commerce Platform	A hosted software application that provides front desk features and related functions for use on both computers and handheld devices

Restaurant Products	Description

Software

Simphony	A web based POS application for table service restaurants, quick service restaurants, and for large food service, leisure and entertainment venues

MICROS 9700 HMS	POS software for large food service, leisure and entertainment venues

MICROS 3700 POS	POS software for table service and quick service restaurants

Restaurant Enterprise Series (RES)	A suite of software products for 3700 POS

MICROS e7 POS	POS product for small restaurants

Kitchen Display System	Component of RES, providing additional reporting capabilities and information

RES Kiosk	Component of RES, for self-ordering and customer information via kiosk or other hardware

Mycentral	A web based software product enabling on-line ordering from restaurants

mymicros.net	A suite of web based software products for use with restaurant POS products

myreservations	A web based restaurant reservation product and service

Hardware

MICROS Workstation 5A Terminal	Windows® CE POS and Windows® Embedded POS terminal for restaurants

MICROS 2015 PC Workstation	PC based POS terminal for restaurants and retail

MICROS Keyboard Workstation 270	Windows® CE POS terminal used in large complex food service, leisure and entertainment venues

MICROS Protégé Customer Display	Interactive customer display providing order confirmation and marketing content

MICROS Order Confirmation System	Windows® CE display system used in quick service restaurant drive-thru

JTECH Paging Products	Suite of paging products

MICROS Kitchen Display System	Hardware for kitchen display systems

MICROS Digital Menu Boards	Hardware for digital menu board systems for restaurants

Retail Products	Description

Software

Store 21 Store Management System	POS retail software product targeted for specialty retailers

Tradewind Store Management System	POS retail software product targeted for stores with high volume transactions

Xstore Management System	Java based POS retail software product

AR POS	POS retail product developed by our majority-owned subsidiary, Advanced Retail, marketed primarily in Mexico and Central America

Retail J	POS retail software product that we obtained through our acquisition of Torex Retail Holdings, Ltd. (see “Retail Information Systems” below). Retail J is an enterprise platform encompassing POS, inventory control and reporting

Lucas	POS retail product for fuel and convenience stores, obtained through the Torex acquisition

MICROS Enterprise Merchandising	Java based, centrally hosted merchandising application that manages inventory throughout a chain and provides reporting and analytical functions

Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level for corporate control (which includes XBR Loss Prevention)

Gift Cards Software	Software product that manages a retailer’s gift card program

CWDirect Cross Channel Order Management System	Software that manages orders from a variety of input sources (phone, kiosk, Internet, etc.)

CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations

CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels

Open Commerce Platform	Web site development, management, hosting and ecommerce applications

MICROS Creations and myCreations	Software that provides for collaborative supply chain management, for both the private label and branded consumer goods market

Hotel Information Systems

For the hotel and resort industry, we develop, distribute, and support a comprehensive line of hotel software products and services, principally under the OPERA brand name. Our OPERA suite includes PMS, sales and catering, CRS, customer information system, revenue management, sales support, data mining, financial statements, condominium reservations and accounting, golf reservations, spa management, and quality management. We also offer a module for OPERA that enables guest check-in and check-out, and other interactive features, via a kiosk.

The PMS software provides for hotel room check-in and checkout, reservations, guest accounting, travel agent accounting, and engineering management. The PMS software also interfaces to central reservation systems, to on-line travel services (also known as alternative distribution services, e.g., Expedia), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan). The OPERA sales and catering software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The OPERA CRS software enables hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The OPERA customer information system software enables hotels to efficiently capture and track relevant guest information. The OPERA revenue management software enables hotels to manage room rates, occupancy, and the mix of business between corporate and transient customers. We also offer an Internet-based hotel reservation service via our myfidelio.net service. This service enables corporations, tourist representation services, and consumers to reserve rooms and manage reservations directly with designated hotels. This service also enables those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems and certain alternative distribution systems.

We also offer limited versions of the OPERA property management system called OPERA Xpress, OPERA Lite, and Operetta. These products enable smaller properties to deploy the OPERA PMS at a lower price, but with fewer features and functions than the full OPERA suite. As of June 30, 2012, approximately 20,200 hotel sites have installed either OPERA, OPERA Xpress PMS, OPERA Lite, or Operetta.

We believe that the OPERA software suite is an important product line for our continued growth in the hotel information systems market, because it has been a material source of our revenue growth within the hotel industry and because we continue to devote a significant portion of our research and development efforts toward further technological improvement of the software. OPERA is written on current architecture, using an Oracle database; it is highly configurable, adapted for use in multiple countries, and fully integrated with modules, features and functions that we believe are desirable to the hospitality industry. Over 190 hotel chains have implemented OPERA, a number of which are in the midst of multi-year rollouts.

Globally, there are approximately 29,000 MICROS PMS applications installed, which includes some sites using PMS products for which we have ceased ongoing development (although in many instances we continue to provide limited support services to those sites). Most of the hotels using a MICROS PMS have also installed other MICROS property-specific modules and applications; additionally, there are over 2,000 hotels running various MICROS property-specific modules and applications without a MICROS PMS.

In addition to industry standard PCs, the OPERA platform will also run on large PC servers. OPERA runs on two operating systems: Microsoft Windows® (Server and XP) and IBM AIX®, and uses an Oracle® database. OPERA’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location. We offer hosting services for hotel customers in various data centers around the world (including Ashburn and Manassas, Virginia; Buenos Aires, Argentina; Frankfurt, Germany; and Singapore) with the OPERA applications accessed via Internet or similar high speed connections. Currently, there are over 4,000 hotels running various OPERA front office applications for which we provide hosting services.

In addition to OPERA, we continue to support a suite of hotel software products (PMS and other modules) under the Fidelio Version 7.0 brand name. Fidelio Version 7.0 uses the Microsoft Windows® graphical user interface and runs on an Oracle® database. As of June 30, 2012, approximately 2,875 hotels were using Fidelio Version 7.0.

We also market a PMS product primarily in Europe under the brand name Fidelio Version 8. This product, which was entirely developed in and currently supported from Europe, uses the Windows® operating system with an Oracle® database. The product is designed to meet the needs of independent hotel operators and smaller chains based in Europe. The product is installed in over 3,750 hotel sites as of June 30, 2012.

In conjunction with our PMS Software products, we have developed and market The Hotel Commerce Platform, which is a hosted application, distributed under a software-as-a-service model. The term “software as a service” refers to a pricing system in which the customer is billed a recurring fee that includes the costs of the license to use the software, support services, and other related services. The model eliminates an upfront software license fee for the customer. This application delivers hotel websites and lightweight agent facing applications for both computers and mobile devices, and allows for easy management and configuration of a brand or property’s digital image through a centrally accessed point-and-click user interface. The Hotel Commerce Platform enables hotels and resorts to extend the front-desk features and functionality to handheld devices, thus reducing or eliminating the need for front desk personnel to provide those functions.

Cruise

Through our subsidiary Fidelio Cruise, we market the Ships Property Management System (“SPMS”) suite of applications, which includes a PMS product designed for use by the cruise industry. The SPMS application enables cruise operators to manage passenger, visitor, group, and crew information at various stages from check-in to check-out, invoicing, credit card handling with online functionality, safety and security, and automated check-in with picture taking for passengers, crew, and visitors. Through the SPMS software, cruise lines can monitor all financial transactions on board and operate a central accounting and invoicing system for each passenger and crew member. Furthermore, the software maintains the count of passengers and staff on-board, as required by international industry regulations. Additional SPMS modules support the operation of on-board health spas, on-board MICROS point-of-sale systems, on-board business centers, on-board medical centers, and on-board casinos, as well as shore excursions.

We also market Fidelio Cruise Crew Management System, which supports the shore side and shipboard crew resource operations for a cruise ship, and the Fidelio Cruise Fleet Management System, which enables fleet-wide data analysis for cruise ship operators.

Fidelio Cruise software is installed on approximately 220 cruise ships. Customers include the following:

•	Aida Cruises	•	MSC Cruises	•	Regent Seven Seas Cruises
•	Carnival	•	Norwegian Cruise Line	•	Royal Caribbean International
•	Cunard Line	•	P&O Cruises UK	•	Sea Cloud
•	Fred Olsen Line	•	Princess Cruises	•	Silversea Cruises
•	Holland America Line	•	Pullmantur	•	V. Ships

Restaurant Information Systems

Our restaurant systems include full-featured POS applications, kitchen product applications, mobile applications, marketing applications, and hardware. Most of the products are designed to operate on industry standard PCs. Our front-of-house restaurant products operate on either industry standard PCs or proprietary terminals that have additional functionality and design appropriate for food service environments, including several types of intelligent terminals that we developed and designed.

Hardware

The workstations we have designed, and that we currently market and sell, are the Workstation 5A and 2015 PC Workstation. We also integrate other hardware devices (e.g., printers, cash drawers, handheld order entry and credit card remote payment terminals, digital menu boards, kitchen control systems and pole displays) into our complete product offerings.

Workstation 5A is a PC based POS terminal using Microsoft’s Embedded CE 6.0 and POSReady 2009 operating systems. The terminal is based upon the successful Workstation 4 and Workstation 5 POS terminals, which we previously marketed. Workstation 5A incorporates a faster microprocessor and more advanced security capabilities than Workstation 5, as well as a 15” touch screen display. Key design elements of MICROS’s workstations, which Workstation 5A builds upon, are the encased nature of the screen, special materials to withstand various levels of temperature and humidity, passive cooling, solid state storage, highly efficient energy use, and sound capabilities.

The MICROS 2015 PC Workstation is a high-performance POS terminal designed to operate our restaurant applications and other third party PC-based software applications. The product uses Intel® chip architecture. It can be configured to accommodate various memory and storage requirements. The product supports several Microsoft operating systems and Linux.

The Protégé Customer Display System and MICROS Order Confirmation Systems are designed primarily for the quick service restaurant market, and provide detailed information to a restaurant’s customers regarding their order, ensuring order accuracy and improving speed of service. The Protégé Customer Display System is connected directly to a MICROS Workstation. It is a Microsoft Windows CE client equipped with a touchscreen allowing for interactive use. The MICROS Order Confirmation System is also a Microsoft Windows CE client, and provides order detail via a remote 15” daylight viewable, environmentally protected display.

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

The Workstation 5A, 2015 PC Workstation, Protégé Customer Display System, MICROS Order Confirmation System and the Keyboard Workstation 270 are all manufactured for us by the Venture Group of Singapore, a third party contract manufacturing company.

Through our JTECH subsidiary, we offer pagers, wireless systems, alert software, and related products (all manufactured for us by third party contract manufacturers) for use in restaurants, retail, medical, and other environments.

Additionally, we resell various other hardware products, including personal computers, servers, printers, network cards, and other related computer equipment. We maintain a global, non-exclusive preferred provider agreement with both Epson and Hewlett Packard Corporation (“HP”). The relationship with HP enables us to resell its personal computers, printers, and networking equipment on a global basis.

Software

Our main restaurant POS software systems are Simphony, the MICROS Restaurant Enterprise Series (3700 POS) system, the MICROS 9700 Hospitality Management System (“HMS”), Hospitality Solution’s Profit Series, and the MICROS e7 Series. These systems provide transaction control for table service, quick service and large food service and entertainment venues. Our design architecture enables existing users of many MICROS POS products to access third party software applications in conjunction with their existing MICROS POS systems. In addition, many MICROS restaurant information system products interface with various back office accounting and property management systems, including our hotel PMS products.

Enterprise Enabled Point of Service

The Simphony software solution is designed to be an all-inclusive software application for use by table service restaurants, quick service restaurants, and large enterprise operations. It is capable of operating at large, single site venues such as airport and other travel-related food service concessions, casinos, theme parks, and resorts as well multi-unit quick service and table service restaurant operations.

The Simphony enterprise solution is implemented either through a central hosted model or as a client server on-premise (i.e. installed at the customer’s location) based platform. Simphony’s SOA (service-oriented architecture) and centralized configuration allows for a flexible deployment model that can be molded to meet a hospitality industry customer’s requirements.

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

When deployed as an enterprise solution, Simphony enables customers to reduce significantly the costs associated with a traditional multiple property POS solution. The Simphony services can be run from a site’s workstations, which eliminates the need to manage a back office server. In addition, software deployment for new properties and upgrades is controlled and managed at the enterprise level, thus eliminating the need to send staff to every store for these tasks. As of June 30, 2012, MICROS has installed over 9,300 sites with Simphony, and hosts approximately 800 of those sites.

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

Table Service and Quick Service Restaurants

The MICROS 3700 POS is designed for table service and quick service restaurants. It has an open systems architecture using the Microsoft’s Windows® operating system and a Sybase® relational database, and can run on standard PCs or proprietary workstations. It uses a color touch screen with a Microsoft Windows® based graphical user interface.

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

We also market a POS system called MICROS e7, mainly to smaller restaurants around the world. This product runs on the MICROS Workstation 5 and 5A series and uses the Microsoft Windows® CE Operating system.

Portal

We developed and market an Internet-based portal product called “mymicros.net.” The mymicros.net product posts restaurant transaction POS detail to a centralized data warehouse in near real time. This product enables the customer to view reports and charts for a single site, a group of restaurants, or the entire enterprise from any location that has an Internet connection. In addition, mymicros.net incorporates additional products for inventory management, labor scheduling and control, gift cards, loyalty cards and other marketing programs. The mymicros.net software product can either be purchased via a perpetual use license or by an annual or multi-year “software as a service” subscription contract.

Hosting

We host mymicros.net, Simphony, and other hosted POS-related applications in the same data centers where we offer hosting services for our OPERA PMS (listed above). As of June 30, 2012, we hosted applications supporting over 29,000 restaurants.

Retail Information Systems

Through our MICROS-Retail group of subsidiaries (“MICROS-Retail”), we market retail store software systems, direct commerce solutions and business intelligence applications. The retail store software systems are called Store21 Store Management System (“Store21”), Tradewind Store Management System (“Tradewind”) and Xstore Store Management System (“Xstore”). Store21 is a POS product designed for specialty retailers, while Tradewind is a POS product targeted at larger format stores and at high transaction volume stores. The products operate on Microsoft’s Windows® NT and 2000 and 2003 operating systems and use a Sybase® database. Both products can be integrated with the retailer’s back office systems, and we also offer certain additional back office, communications, and reporting modules for use with Tradewind and Store21.

Xstore is our most recently developed retail POS software system. It is a full SOA (service oriented architecture) compliant architecture with a highly flexible configuration capability. It runs on the Sun Microsystems® Java® operating system, and its architecture enables it to be integrated to both Windows and Linux-based back office systems. It can operate on any Java® compatible operating system and database. Like Store21 and Tradewind, its predecessor products, Xstore is a front-end POS software system that may be integrated with the retailer’s back office systems. Xstore is highly customizable by the customer, and is designed to respond to the trend among large retailers to move to Linux-based systems. Xstore is designed to run in a Windows or a Linux environment, while Store21 and Tradewind, as currently designed, can operate only in a Windows® environment.

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

All of these applications and systems run on both industry standard PCs and specially designed PC-based POS terminals manufactured by IBM, MICROS, Dell, and NCR. MICROS-Retail also offers in-store mobile solutions compatible with Apple Corporation’s iPod Touch, iPhone and iPad systems. These solutions enable the store associate to ring up sales, handle inventory and service customers using the mobile devices.

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

MICROS-Retail develops, supports, and distributes software solutions that provide for collaborative end-to-end product and supplier lifecycle management and ingredient legal compliance tracking under the names Creations and myCreations. These products, which may be deployed either as client server applications or as web based applications, offer retailers the ability to track and manage product ingredients and finished inventory from the manufacturer through the point of distribution. Creations and myCreations customers include accounts such as Tesco, Sainsbury’s, Wm Morrison, Sobeys, H.E. Butt, Metro, Kodak, Bodyshop and Booker. These products have mainly been distributed in the UK, but have been introduced into North America and other parts of Europe.

On May 31, 2012, MICROS acquired Torex Retail Holdings, Ltd. of Dunstable, England (“Torex”). Torex has an extensive range of software solutions mainly for retail chain main offices and for retail store outlets. The solutions encompass POS, inventory control, mobile applications, payment solutions, business analytics, customer sales vouchers, and human capital management. The acquisition was consistent with MICROS’s strategy to expand its retail presence in Europe. Torex currently has approximately 3,000 customers in Europe.

Services

Services are a critical component of our business. We provide a wide range of services to our customers, including:

•	system installation	•	network support
•	operator and manager training	•	professional consulting
•	on-site hardware maintenance	•	software hosting
•	customized software development	•	web site development
•	application software support	•	portal management
•	credit card software support	•	web-based marketing services
•	systems configuration

Service revenue constituted approximately 65.6% ($727.0 million) of our total revenue in fiscal year 2012 compared to approximately 67.6% ($681.7 million) of our total revenue in fiscal year 2011 and approximately 66.4% ($607.2 million) in fiscal year 2010.

Maintenance service contracts, which include on-site and depot hardware maintenance, application software support, credit card software support, and software hosting, are a significant component of our service offerings. Revenues for service maintenance contracts were approximately $441.0 million for fiscal year 2012, approximately $392.1 million for fiscal year 2011 and approximately $354.7 million for fiscal year 2010.

Support

We provide on-site hardware maintenance and software support via a combination of direct and indirect channels – authorized U.S. dealers and international distributors. The on-site hardware maintenance is provided mainly to customers using MICROS POS hardware and software systems. Depot field maintenance is also provided. We sometimes contract with PC manufacturers to provide either first or second line support for PC servers for hotel, restaurant and retail customers.

We operate several help desks around the world. There is a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters. We also maintain other 24/7 regional and product-specific help desks in the following locations:

•	Galway, Ireland – primarily for customers in Europe, Africa, and the Middle East
•	Buenos Aires, Argentina – primarily for customers in Latin America and Spain
•	Singapore – primarily for customers in the Asia-Pacific region
•	Cleveland, Ohio – for MICROS-Retail POS products
•	Westborough, Massachusetts – for MICROS-Retail back-office and business intelligence products
•	Ann Arbor, Michigan – for certain of our web site development and portal management products
•	Dunstable, Bolton and Milton Keynes, England – for the Torex products and services.

We also operate other more limited help desk operations, including, among others, Fidelio Cruise support desks in Hamburg, Germany and Fort Lauderdale, Florida, the JTECH help desk in Boca Raton, Florida, and a help desk in Scottsdale, Arizona for certain legacy POS products.

The help desks receive support calls from customers and either address them telephonically or on-line, or, where appropriate, dispatch a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, which may be a MICROS subsidiary or an authorized independent distributor. Our corporate customer support center in Columbia, Maryland provides back-up support for our primary regional centers in Buenos Aires, Singapore, and Galway, and our research and development operation in Naples, Florida, provides higher-level support for our hotel software products. The regional support centers also provide back-up support and guidance for local and in-country support providers.

Hosting

We operate data centers in Ashburn and Manassas, Virginia, Buenos Aires, Chicago, Frankfurt, Nottingham, England, and Singapore in conjunction with third-party vendors to serve as hosting centers for customers deploying our various hosted and application service products. We view hosting (hosted software is sometimes referred to as “cloud applications”) as an important component of our business as demand shifts from applications being deployed on premise of customers to centrally hosted applications.

Web/E-Commerce Services

We offer website design and portal management services, primarily for the retail industry. These include the development and management a customer’s web site for ordering, sales promotion, and marketing. We also offer web based marketing services to hotels, restaurants and retail companies.

SALES, MARKETING AND DISTRIBUTION

We consider our direct and indirect global distribution network to be a major strength and competitive advantage. We work closely together with our U.S.-based dealers and our international distributors in seeking to identify new customers, products, services and markets, as well as to serve our existing customer base with enhanced products and services.

Our restaurant products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of more than 80 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program directed to designated regional, national, and international customers; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 47 domestic dealers and 47 international distributors.

Our hotel products and services are sold through our direct sales force and through international distributors, many which also sell our restaurant products and services.

Our retail products and services are sold primarily through our direct sales force in the United States and through our international subsidiaries. The Torex products and services are sold through a direct sales force in the UK and Europe.

RESEARCH AND DEVELOPMENT

Our products are subject to technological change. Accordingly, we must continually devote our efforts toward upgrading our existing products and developing innovative systems incorporating new technologies. Over the past several years, our products, as well as those of our competitors, have offered an increasingly wider range of features and capabilities. In addition, we monitor and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs. We also maintain close relationships with major software operating and database companies like Oracle, IBM, Novell, Sybase, and Microsoft. These relationships enable us to incorporate software changes from these companies into our products. Our international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and specific customer requests.

R&D Facilities

The following table summarizes the locations of our main research and development facilities and the products addressed at each facility:

Location	Products

Columbia, Maryland	Restaurant POS software and hardware, Internet-based restaurant applications (e.g., mymicros.net)

Sydney, Australia	Additional restaurant POS software development

Neuss, Germany	Additional restaurant POS software development; Fidelio Version 8.

Boca Raton, Florida	Paging software and hardware development

Naples, Florida	Hotel PMS software, CRS software, and other modules, also Internet-based hotel applications (e.g., myfidelio.net)

Cleveland, Ohio	Retail POS software development

Westborough, Massachusetts	Retail Loss Prevention software development, cross-channel software development

Omaha, Nebraska	Retail web site development and management services

Nottingham, England	Retail life cycle management and supply chain traceability products

Dunstable, England	Various Torex products

Bolton, England	Various Torex products

Berlin, Germany	Torex retail product (Oscar)

Ann Arbor, Michigan	Retail web site and ecommerce development

Additional Locations.

In addition to the POS software and hardware development conducted at our Columbia, Maryland headquarters, we also conduct restaurant POS software development in regional offices located in Sydney, Australia; Neuss, Germany; Buenos Aires, Argentina; and Singapore to facilitate rapid responses for various regional application needs. The AR POS product is supported by our Advance Retail Solutions subsidiary at its facilities in Monterrey, Mexico. Development of our Cruise products is conducted in our offices in Hamburg, Germany, and Fort Lauderdale, Florida.

We contract the manufacturing of our POS terminals to the Venture Group of Singapore. Venture Group also provides certain hardware design services to us. Our internal hardware design team also participates in the design and development of these units. This team also provides oversight of the manufacturing process to ensure the manufacturer’s adherence to our quality standards. See also “Manufacturing and Supplies,” below.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D expenditures for the fiscal years ended June 30, 2012, 2011 and 2010 is set forth in the following table:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Total R&D incurred	$59,228	$51,424	$44,672
Capitalized software development costs	(7,197)	(5,580)	(2,443)
Total R&D expenses	$52,031	$45,844	$42,229

COMPETITION

The markets in which we operate are highly competitive. We believe that there are at least 20 significant competitors worldwide that offer some form of sophisticated restaurant POS system, at least 10 that offer competitive POS hardware platforms, over 15 significant hotel systems competitors, and more than 10 significant retail systems competitors. We compete on various bases, including product functionality, service capabilities, price, and geography. We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the hospitality and retail industry, and our corporate focus on providing specialized information systems solutions.

Competitors in the restaurant POS marketplace include: (i) full service providers (hardware, software and services), such as NCR (including the former Radiant Systems), Panasonic, Par Technology, and Sharp; (ii) suppliers that mainly provide software, such as Agilysys, Positouch and Xpient Solutions; and (iii) providers that mainly provide hardware, such as Casio, Dell, HP, IBM and Toshiba. There are also numerous other companies that license their POS-oriented software with PC-based systems in regional markets around the world.

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

Our competitors in web marketing services in North America include Synxis (a subsidiary of Sabre) and TravelClick.

Competitors in the U.S. retail market include Epicor, Escalate Retail, JDA Software, Oracle (through its 360 Commerce division), and SAP (through its Triversity division) among many others. Internationally, MICROS-Retail’s POS and Business Intelligence products generally compete with products offered by SAP, Wincor-Nixdorf and smaller, regionally-oriented competitors. With respect to e-commerce website development and management, we compete against several companies, including DemandWare, Websphere Commerce (IBM), GSI Commerce (eBay) and Art Technology Group (Oracle).

MANUFACTURING AND SUPPLIES

Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies. Our primary POS platforms, Workstation 5A, Keyboard Workstation 270 and PC Workstation 2015, are manufactured by Venture Group.

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

Our paging and related products are largely manufactured by several contract manufacturers in China and by Venture Group. We conduct final assembly of our paging and related products, including the installation of the applicable software, in our Boca Raton, Florida facility.

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

EMPLOYEES

As of June 30, 2012, we employed 6,383 full-time employees. The table below presents employees by geographical region, expressed both as a headcount and as a percentage of total employees:

By Geographical Region	North America	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Employees	2,439	3,013	601	330	6,383
As a % of total	38%	47%	10%	5%	100%

Approximately 850 of the North America employees (approximately 35% of the North America-based employees), work out of our four Maryland locations: our headquarters building in Columbia, Maryland, our Hanover, Maryland distribution center, our Salisbury, Maryland regional restaurant sales and service office and our MICROS E-Commerce subsidiary in Chevy Chase, Maryland.

We are not a party to any collective bargaining agreements. None of our employees are represented by a labor union, except in those countries where representation is mandated by law, such as France, Germany and Spain. We use certain suppliers whose employees may be represented by labor unions. We believe that we maintain good relations with our employees.

Executive Officers OF THE REGISTRANT

Name	Position
A. L. Giannopoulos	Chairman, President and Chief Executive Officer
John Gularson	Executive Vice President, MICROS eCommerce U.S.
Bernard Jammet	Executive Vice President, Latin American Region
Jennifer Kurdle	Executive Vice President, North American Operations
Kaweh Niroomand	Executive Vice President, Europe-Africa-Middle East Region
Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel
Stefan Piringer	Executive Vice President, Asia-Pacific Region
Peter J. Rogers, Jr.	Executive Vice President, Investor Relations and Business Development
Cynthia A. Russo	Executive Vice President and Chief Financial Officer

A. L. Giannopoulos, 72, has been the Company’s President and Chief Executive Officer since May 1993, and the Company’s Chairman of the Board since April 2001. He has been a Director of the Company since March 1992. Before 1992, Mr. Giannopoulos served in a variety of positions for Westinghouse, most recently as General Manager of the Westinghouse Information and Security Systems Divisions. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

John E. Gularson, 43, has been the Company’s Executive Vice President, MICROS eCommerce U.S. since July 2012.  Upon joining the Company in June 2006 and continuing until March 2012, Mr. Gularson was the Company’s Senior Vice President, Retail Systems U.S. From March 2012 until July 2012, Mr. Gularson served as the Company’s Executive Vice-President, Micros Retail U.S.. Prior to joining the Company, he held executive management positions in various software companies.  Mr. Gularson is a graduate of the University of Delaware where he earned a Bachelor of Science in Economics.

Bernard Jammet, 54, has been the Company’s Executive Vice President, Latin American Region since January 2001. Previously, Mr. Jammet served the Company in various capacities. He first joined the Company in July 1984. Before joining the Company, Mr. Jammet was employed with the former MICROS distributor for France. Mr. Jammet is a graduate of the Hotel School of Lausanne, Switzerland, with a Masters degree in Hotel Administration.

Jennifer Kurdle, 45, has been the Company’s Executive Vice President, North American Operations since March 2012. From 2008 until 2012, Ms. Kurdle was the Company’s Executive Vice President, Chief Administrative Officer. Before 2008, Ms. Kurdle served the Company in various capacities. Ms. Kurdle first joined the Company in 1990. Ms. Kurdle is a graduate of Fairmont State University.

Kaweh Niroomand, 59, has been the Company’s Executive Vice President, Europe-Africa-Middle East region since August 2009. From 2005 until August 2009, Mr. Niroomand was President of MICROS Europe, Africa and Middle East (EAME) region.  In prior positions with MICROS, Mr. Niroomand was Executive Vice President, EAME and Managing Director of MICROS-Fidelio Software Deutschland GmbH.  Mr. Niroomand first started with Fidelio Software GmbH in 1993.  Mr. Niroomand is a graduate of the Technical University in Berlin with a degree in Civil Engineering.

Thomas L. Patz, 52, has been the Company’s Executive Vice President, Strategic Initiatives, and General Counsel since January 2000. Previously, Mr. Patz served the Company in various legal capacities. Mr. Patz first joined the Company in August 1995. Mr. Patz is a graduate of Brown University and the University of Virginia School of Law. Mr. Patz is a member of the Maryland Bar.

Stefan Piringer, 47, has been the Company’s Executive Vice President, Asia-Pacific region, since August 2009.  From 1998 until August 2009, Mr. Piringer was President Asia-Pacific region for the Company.  Previously, Mr. Piringer served the Company in various sales & marketing capacities. Mr. Piringer first joined the Company in 1994.  Mr. Piringer is a graduate of the Tourism & Hotel Management School of the Chamber of Commerce of Vienna, Austria, and holds the degree of Hotelkaufmann.

Peter J. Rogers, Jr., 57, has been the Company’s Executive Vice President of Investor Relations and Business Development since November 2007. From 1996 through November 2007, Mr. Rogers was the Company’s Senior Vice President of Investor Relations and Business Development. Previously, Mr. Rogers served the Company in various marketing and business management capacities. Mr. Rogers joined the Company in 1987. Mr. Rogers is a graduate of the University of Pennsylvania and New York University Stern Graduate School of Business.

Cynthia A. Russo, 42, has been the Company’s Executive Vice President and Chief Financial Officer since April 2010. From November 2007 until April 2010, Ms. Russo was the Company’s Senior Vice President and Corporate Controller. Ms. Russo previously served the Company in various capacities. Ms. Russo first joined the Company in January 1996. Ms. Russo is a graduate of James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $586.3 million during fiscal year 2012 to customers located primarily in Europe, Asia and Latin America. Comparable sales in fiscal years 2011 and 2010 were approximately $536.0 million and $474.5 million, respectively. See Note 16 “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this report for additional geographic data.

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

We transacted business in 41, 40 and 39 currencies in fiscal years 2012, 2011 and 2010. The relative currency mix over the past three fiscal years was as follows:

	% of Reported Revenues Fiscal Year Ended June 30,			Exchange Rates to U.S. Dollar as of June 30,
Revenues by currency (1):	2012	2011	2010	2012	2011	2010
United States Dollar	49%	53%	53%	1.0000	1.0000	1.0000
European Euro	23%	21%	21%	1.2661	1.4502	1.2229
British Pound Sterling	8%	7%	7%	1.5704	1.6052	1.4939
Australian Dollar	3%	2%	2%	1.0245	1.0722	0.8416
Swiss Franc	2%	2%	2%	1.0541	1.1898	0.9279
Canadian Dollar	1%	1%	1%	0.9835	1.0380	0.9393
Mexican Peso	1%	1%	1%	0.0748	0.0854	0.0773
Singapore Dollar	1%	1%	1%	0.7904	0.8141	0.7146
Sweden Krona	1%	1%	1%	0.1444	0.1580	0.1282
Japanese Yen	1%	1%	1%	0.0125	0.0124	0.0113
All Other Currencies (2)	10%	10%	10%	0.1899	0.1642	0.1430
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)	The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average twelve month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for the currencies. Weighting is based on the twelve month fiscal year revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the period.

A 10% increase or decrease in the value of both the Euro and British Pound Sterling in relation to the U.S. dollar in fiscal year 2012 would have affected total revenues by an aggregate of approximately $33.9 million, or 3.1%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

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

PATENTS AND TRADEMARKS

We hold six patents through our JTECH subsidiary. We also recently acquired an additional 18 patents as part of our acquisition of Torex. In general, we believe that, historically, our competitive position has not been materially dependent upon patent protection. The technology used in the design and manufacture of most of our hardware products is largely licensed or purchased from third parties. With respect to our software products, we have historically relied on nondisclosure agreements and applicable U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most other countries, we believe that applicable law has provided and will continue to provide us with sufficient protection.

There are risks that third party entities, including competitors, could attempt to misappropriate our intellectual property. Given these potential risks, we have implemented procedures to monitor misappropriation of our intellectual property. If a misappropriation is detected, we pursue appropriate legal action when we determine that such action is appropriate. “MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “OPERA”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “ServAlert”, “GuestAlert”, “HostAlert”, “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, “CWIntegrate”, “FRY”, “Open Commerce Platform”, and “Torex”, are registered or unregistered trademarks or servicemarks of the Company or its subsidiaries. We also own numerous other trademarks and servicemarks. This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CUSTOMERS

Our quarterly operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our customers. Political uncertainty and international events that often are unpredictable, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, are expected to continue to adversely impact travel and tourism and therefore our quarterly operating results. In addition, over the last several fiscal years, world macroeconomic conditions and tightened credit markets have resulted in reduced demand from customers generally. These conditions have made it harder for, and, in some cases, may have prevented, some customers from obtaining financing for intended purchases. We believe that these economic conditions may have resulted in reduced demand for our products and services.

Historically, our business has been affected by seasonal trends. For example, the European summer holidays tend to lower our sales volume in the European countries during our first fiscal quarter, as compared to other quarters. We also experience a stronger than average sales volume for the retail products and services in our second fiscal quarter due to the holiday season. Additionally, with the relative slowdown in corporate buying at the beginning of each calendar year, which is our third fiscal quarter, seasonal weakness for the third quarter ending March 31 has been experienced. Therefore, we believe that sequential quarter-to-quarter historic comparisons of our results are not necessarily meaningful or indicative of future performance.

No single customer accounts for 10% or more of our consolidated revenues. During the fiscal years 2012, 2011 and 2010, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses. Our U.S. Government related revenue was less than 0.1% for the fiscal year 2012 and approximately 0.2% and 0.5% of our total consolidated revenue for the fiscal years 2011 and 2010, respectively. We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS

We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG

We generally have an order backlog equal to approximately three months revenue, substantially all of which is cancelable at any time before shipment of hardware and software or rendering of services. As of June 30, 2012, 2011 and 2010, our backlog totaled approximately $469.7 million, $404.8 million and $338.7 million, respectively. Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year does not result in recognizable revenue in that fiscal year.

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

• We maintain offices and rely on distributors in parts of the world that are subject to economic instability, political unrest, and terrorism, such as the Middle East and Thailand. The performance of our offices (or distributors) in these areas will be adversely affected if these regions become subject to economic declines, political strife or episodes of terrorism.

2.	Economic, Pricing and Financial Risks.

• We are subject to the variability of world economies. Since a majority of our business is conducted in foreign countries, a downturn in the economies of foreign countries would adversely affect our financial results. While, under certain circumstances, reliance on foreign operations can have a moderating impact (as one region’s improving conditions may offset another region’s declining conditions), our foreign businesses nonetheless add a degree of uncertainty to our planning and forecasting processes.

• We are subject to the global economic crisis. Starting in the summer of 2008, global economic conditions materially worsened. While there has been some improvement subsequently, economic conditions continue to languish. We believe these economic conditions resulted in reduced demand from customers and the inability of some customers to secure financing for intended purchases. The current economic weakness may continue to result in the reduced demand for our products and services. Lack of worldwide economic growth has resulted in reduced consumer spending, which has adversely impacted our customers. These economic conditions may also increase our bad debts.

• Our quarterly financial results are dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software orders from customers may account for a meaningful portion of earnings in any quarter. We expect the customers with whom we do the largest amount of business to vary from year to year as a result of the timing of the rollout of each customer’s system. Further, if a customer delays or accelerates its delivery requirements, or if a product’s completion is delayed or accelerated, our results for a particular quarterly period could be adversely affected.

• Our ability to establish pricing is subject to rapidly changing market and competitive conditions. To be competitive and to avoid losing business on the basis of price, we must evaluate our pricing routinely. There are instances where we may have to reduce our prices to obtain business. Market forces have and will continue to apply pressure on our gross margins and overall profitability.

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

• Some of the advanced systems we sell are very complex and require a high level of technical sophistication, which may result in increased costs that adversely affect our operating results. The costs of the implementation and operation of an effective service structure capable of addressing increasingly complex software systems in wildly diverse locations is high and may require us to engage contractors, who generally have a higher cost structure than that of our own employees. We incur additional costs due to the complexity of open systems, which generally incorporate third party software products that may entail difficult and costly support and service, and due to the difficulty in implementing, operating, maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.

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

• We have a large exposure in Europe. MICROS has historically had a large presence in Europe, with offices in most major European cities. With the recent acquisition of Torex, our presence in Europe has increased. Given the uncertain economy of several member nations in the European Union, and with mounting debt in certain European countries such as Greece, Spain, Italy and Portugal, we confront increased risk of customer defaults and decreased demand for our products.

• As a publicly traded company, our stock price is subject to certain market trends that are out of our control and that may not reflect our actual operating performance. We can experience short-term increases and declines in our stock price due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets.

• We have encountered risks associated with maintaining large cash balances. While we have attempted to invest our cash balances in investments generally considered to be relatively safe, we nevertheless confront credit and liquidity risks. For example, we invested some of our cash in auction rate securities, which proved to be illiquid when the financial resale markets contracted in February 2008. These securities may continue to be illiquid. Moreover, we have recorded charges totaling $14.0 million for credit losses relating to two of the auction rate securities in our investment portfolio, and we may, in the future, incur additional charges for losses related to our investments in auction rate securities. In addition, bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

3.	Technology Risks.

• Our customers’ requirements are increasingly sophisticated. To continue to offer competitive products and meet our customers’ requirements, we must continually develop and update our products. Unexpected costs and delays in development and implementation, and addressing our commitments to various customers, could adversely affect our financial results.

• The development of software is an inherently difficult process that may result in software bugs that adversely impact a customer’s business. While we have a testing and beta program and protocol that we implement before the general release of any product, such processes cannot guarantee that the released software will not have any bugs. Our business could be adversely affected if these problems are significant and cannot readily be resolved.

• The manufacturing of our hardware platform is performed primarily by a Singapore based third party contract manufacturer, Venture Group of Singapore (formerly known as GES Singapore) (“Venture Group”). While we believe we have a good relationship with Venture Group, and have not experienced any material manufacturing problems with Venture Group, we cannot be certain that the relationship will remain in force, nor can we be certain that Venture Group will not experience labor or manufacturing challenges in the future, which may include claims of patent infringement with respect to key product components. Additionally, Venture Group procures many of its components from other third parties that could experience manufacturing or labor issues. We believe that, if our relationship with Venture Group were to terminate, we could replace Venture Group with other contract manufacturers or resell appropriate third-party hardware products in lieu of those manufactured for us by Venture Group. However, any disruption or interruption of the supply of hardware products from Venture Group could materially adversely affect our business in the short run.

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

• Our investment in certain technologies may prove to be unsuccessful and may delay our focus on more promising technologies. We make significant investments in research and development. Our investments entail a risk that we will pursue technologies that we ultimately determine are not marketable or do not achieve the desired solution. In such an event, we may be required to write off our investment, which could have an adverse impact on our operating income. Moreover, if we are delayed in deploying viable technologies, our business also could be adversely affected.

• Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities. Our software may be used in connection with processing sensitive data (e.g., credit card numbers), and is sometimes used to store such data. It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software comply with applicable industry security requirements and that we take appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers’ systems will not be breached, or that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

• Hosting of software applications presents increased security risks. As we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our responsibility for data and system security increases significantly. While we believe that our current software applications comply with applicable laws and industry security requirements, and that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the hosting center, we cannot provide absolute assurance that our hosted systems will not be breached, or that all unauthorized access can be prevented. If a security breach were to occur, a customer, regulatory agency, or other person could seek redress from us, which could adversely affect our business.

• Hosting of software applications presents other increased liability risks. Additionally, as we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our potential liability increases significantly. Specifically, an outage in our data centers can affect literally thousands of customers, resulting in losses to both MICROS and the impacted customers. While we believe that our data centers have been designed and engineered to reduce the likelihood of outages, we cannot provide assurance that our hosted systems will not suffer from unanticipated outages or deficient performance. If an unanticipated outage were to occur, one or more customers could suffer economic damages and seek redress from us, which could adversely affect our business.

• Rapidly evolving mobile technologies present both opportunities and risks. There has been a marked advancement in mobile technologies over the past year. While this evolution offers us the opportunity to develop and sell new mobile products for the benefit of our customers, it also creates certain risks. For example, some of the new mobile technology is untested and may cause unanticipated business interruption or unforeseen security risks. Additionally, there are many new entrants into the markets we serve, which may create confusion and additional competitive pressures.

4.	Resource and Personnel Risks.

• We could be adversely affected by vendor labor difficulties. Some of our vendors may have employees who are protected by labor laws or who may be members of unions. We could experience unanticipated manufacturing or supply shortages if any of our key vendors are subject to labor difficulties or work slow-downs or stoppages.

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

• We are subject to litigation, which may be costly. As a company that does business with many customers, employees, and vendors throughout the world, we are subject to litigation, including claims made by or against us relating to intellectual property rights and intellectual property licenses. While we generally take steps to reduce the likelihood that disputes will result in litigation and damages, litigation is very commonplace and could have an adverse effect on our business. As part of the litigation risk, we could be subject to potentially material adverse judgments.

• We are subject to claims by others that we are infringing their intellectual property rights. From time to time we receive letters from entities that assert that we are infringing a patent. In those instances, we assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary. If we conclude that a license is not necessary, there is a risk that we will be sued; we may also face indirect liability as a result of infringement claims brought against our customers. While we do not believe that our products and services infringe any patents or other intellectual property rights, we have from time to time and may continue to become involved in infringement litigation. If that occurs, we may incur significant legal expenses and, if we are found liable, we could be obligated to pay significant damages or enter into unfavorable license agreements.

• Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud, which may substantially increase our expenses; breaches of our customers’ credit card security may adversely affect us. We continue to work with credit card issuers to assure that our products and services comply with the credit card associations’ security regulations and best practices applicable to our products and services. We cannot assure, however, that our products and services are invulnerable to unauthorized access or hacking. Additionally, we cannot assure that our customers will implement all of the credit card security features that we introduce, or all of the protections and procedures required by the credit card issuers. Our customers may not establish and maintain appropriate levels of firewall protection and other security measures. If there is unauthorized access to credit card data that results in financial loss, there is a potential that parties could seek damages from us. Additionally, changes in the security guidelines and laws relating to consumer privacy could require significant, unanticipated, and costly development efforts.

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

In addition to over 50 smaller offices, we lease the following larger facilities (defined, for purposes of this filing, primarily as those other locations in which we lease approximately 20,000 square feet or more and regional locations):

Location	Size (Square Feet)	Use	Expiration Date	Additional Comments

Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See discussion preceding this table

Bielefeld, Germany	91,278	Warehouse, distribution, manufacturing, sales	March 31, 2014

Hanover, Maryland	87,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2015

Cleveland, Ohio	69,199	Sales, marketing, support, product development	February 28, 2019	MICROS-Retail

Neuss, Germany	45,809	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as one of the hub offices for Europe, Africa, and the Middle East

Berlin, Germany	38,514	Sales, marketing, support	October 31, 2017 (we have early termination rights in October, 2015)	Torex Retail subsidiary

Slough, England (four sites)	36,904	Sales, marketing, support	Ranges from January 31, 2014 to July 17, 2021

Leusden, Netherlands	35,748	Sales, marketing, support	June 30, 2013	Torex Retail subsidiary

Milton Keynes, England	29,272	Sales, marketing, customer support, product development and product support	October 26, 2021

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2013	MICROS eCommerce maintains this office for its XBR loss prevention products, as well as for its CommercialWare products and services

Chevy Chase, Maryland	26,744	Sales, Web development services	November 15, 2017 (we have early termination rights in October, 2012)	Micros E-Commerce (formerly named TIG Global) subsidiary

Ann Arbor, Michigan	24,269	Sales, marketing, customer support, product development and product support	July 31, 2017	Fry subsidiary

Dunstable, England	23,247	Sales, marketing, customer support, product development and product support	April 13, 2015	Torex Retail subsidiary

Naples, Florida	20,516	Software development	December 31, 2016	Naples is the main site for the development of our hotel products

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (we have early termination rights in 2012 and 2017)	Also serves as the regional headquarters for Europe, Africa, and the Middle East

Singapore	9,367	Sales, marketing, support	September 30, 2014	Regional headquarters of Asia-Pacific

To satisfy other sales, service and support, and product development needs, we and our subsidiaries lease space in other U.S. cities, including Boca Raton, Boston, Buffalo, Chicago, Cincinnati, Dallas, Denver, Hartford, Houston, Huntington Beach (California), Las Vegas, Nashville, New Orleans, New York, Philadelphia, Pittsburgh, Portland, San Diego, San Francisco, Scottsdale, and Seattle, and in numerous cities overseas, including Buenos Aires, Argentina; Hamburg, Germany; Helsinki, Finland; Madrid, Spain; Mexico City, Mexico; Nanterre, France; Rome, Italy; São Paulo, Brazil; Stockholm, Sweden; Sydney, Australia; Tokyo, Japan; Toronto, Canada; Vancouver, Canada; Vienna, Austria; and Zurich, Switzerland. In general, we believe that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

On May 22, 2008, a jury returned verdicts against us in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between us and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that we and certain of our subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, we were liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. Both we and the plaintiffs appealed the verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming the remaining $3.0 million of the award, at which point we accrued a charge of $3.0 million in our selling, general and administrative expenses. Both we and the plaintiffs appealed the Superior Court decision on various grounds. On April 10, 2012, the Pennsylvania Supreme Court denied all of the petitions for appeal. The matter was accordingly remanded to the trial court for further proceedings consistent with the Superior Court decision. On June 7, 2012, we paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango case and all amounts that were no longer in dispute to the plaintiff in the Roth case, including as to each payment (i) interest that accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. The remaining amounts in dispute in the Roth case are not material.

We are and have been involved in legal proceedings arising in the normal course of business, and we are of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on our results of operations, financial position, or cash flows. However, litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. An adverse outcome in current or future litigation could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All share data has been retroactively adjusted for a two-for-one stock split effective February 5, 2008.

STOCK PERFORMANCE GRAPH

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the past five fiscal years, based on the market price of MICROS Systems, Inc. common stock, with the cumulative total yearly return of the S&P 500 Index, and with the S&P Application Software composite index. The graph assumes $100 invested on June 30, 2007 in MICROS Systems, Inc. common stock, and an identical amount in the S&P 500 Index and the S&P 500 Application Software composite index, and assumes the reinvestment of dividends.

Company/Index	June 2007	June 2008	June 2009	June 2010	June 2011	June 2012
MICROS Systems, Inc.	$100.00	$112.10	$93.09	$117.17	$182.76	$188.24
S&P 500 Index	$100.00	$86.88	$64.10	$73.35	$95.87	$101.09
S&P 500 Application Software	$100.00	$88.96	$69.68	$86.57	$131.64	$133.45

Price Range of Common Stock

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MCRS. As of August 20, 2012, there were 25,395 record holders of the Company’s common stock, $0.025 par value.

The following table shows the range of high and low sales prices for the periods indicated, as reported by NASDAQ:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2012
High	$52.24	$52.74	$55.76	$58.49
Low	$38.38	$41.11	$46.63	$48.11
Fiscal Year Ended June 30, 2011
High	$43.28	$46.78	$50.00	$53.36
Low	$30.96	$41.79	$42.76	$46.02

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

Purchases of Company Stock

In August 2010, MICROS’s Board of Directors authorized the purchase of up to 2 million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

As of July 31, 2012, approximately 1.5 million additional shares remain available for purchase under this authorization. During the fourth quarter of fiscal year 2012, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
04/01/12 – 04/30/12	0	N/A	0	1,750,270
05/01/12 – 05/31/12	0	N/A	0	1,750,270
06/01/12 – 06/30/12	110,000	$50.43	110,000	1,640,270
	110,000		110,000

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2012 (1),(3)	2011 (1),(3)	2010 (1),(3)	2009(1),(2),(3)	2008 (1)
Statement of Operations Data:
Revenue	$1,107,531	$1,007,859	$914,319	$907,725	$953,950
Income from operations	$234,520	$210,459	$167,973	$140,835	$138,890
Net income attributable to MICROS Systems, Inc.	$166,983	$144,059	$114,353	$96,292	$100,737
Net income per share attributable to MICROS Systems, Inc. common:
Basic	$2.08	$1.78	$1.44	$1.19	$1.23
Diluted	$2.03	$1.74	$1.41	$1.17	$1.20

Balance Sheet Data:
Working capital (4)	$500,127	$697,012	$468,047	$416,593	$391,656
Total assets	$1,566,020	$1,433,018	$1,138,291	$1,021,379	$1,002,147
Line of credit	$0	$0	$1,442	$1,090	$989
MICROS Systems, Inc. shareholders’ equity	$1,092,645	$1,016,711	$783,380	$718,997	$671,723
Book value per share (5)	$13.61	$12.59	$9.79	$8.95	$8.30

Additional Data:
Weighted average number of common shares outstanding:
Basic	80,300	80,726	79,856	80,486	81,546
Diluted	82,238	82,672	81,448	81,461	83,346

(1)	Fiscal years 2012, 2011, 2010, 2009 and 2008 include approximately $16.5 million ($11.3 million, net of tax or $0.14 per diluted share), $12.4 million ($8.0 million, net of tax or $0.10 per diluted share), $12.4 million ($8.1 million, net of tax or $0.10 per diluted share), $13.9 million ($9.8 million, net of tax or $0.12 per diluted share) and $17.2 million ($13.1 million net of tax or $0.16 per diluted share), respectively, in non-cash share-based compensation expense. See Note 3 “Share-based Compensation” in the Notes to Consolidated Financial Statements.
(2)	Fiscal year 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory write down reflecting adjustments to the Company’s cost structure to address lower sales volume in certain of the Company’s locations affecting both of its reportable segments.
(3)	Fiscal years 2012, 2011, 2010 and 2009 include other-than-temporary impairments of approximately $4.0 million, $4.3 million, $4.8 million and $1.3 million, respectively, for long-term investments (auction rate securities). See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements.
(4)	Current assets less current liabilities.
(5)	Calculated as shareholders’ equity divided by common stock outstanding at June 30.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are organized and operate in four operating segments: U.S./Canada, Europe, the Pacific Rim, and Latin America regions. We have identified our U.S./Canada operating segment as a separate reportable segment and we have aggregated our three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics. Our management views the U.S./Canada and international segments separately in operating our business, although the products and services are similar for each segment.

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

The following comprise the critical accounting estimates that we used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue is generated from the sale of software licenses, hardware, services and support and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the arrangement fee is fixed or determinable and collectability of the related receivable is probable. In making judgments regarding revenue recognition, we analyze various factors, including the nature and terms of the specific transaction, the nature and terms of comparable transactions, the creditworthiness of our customers, our historical experience, accuracy of prior estimates, and overall market and economic condition. Moreover, in connection with sales of a number of products and services under a single contractual arrangements (a multiple element arrangement), we make judgments as to whether there is sufficient vendor specific objective evidence to enable the allocation of fair value among the various elements in software arrangements that contain multiple elements and as to relative selling prices for multiple element arrangements that contain hardware or other non-software elements. In determining relative selling prices for products and services, we consider, among other things, the customer’s geographic location, customer concentrations, our use of discounts from list prices, prices we charge for similar offerings and our historical pricing practices. Changes in judgments related to these items, or a deterioration in market or economic conditions, could materially impact the timing and amount of revenue and costs recognized.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries regarding the customer, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could affect our financial results in future periods. As of June 30, 2012 and 2011, accounts receivable totaled approximately $235.4 million and $181.8 million, net of an allowance for doubtful accounts of approximately $31.8 million and $32.3 million, respectively. Additionally, bad debt expense for fiscal years 2012, 2011 and 2010 was approximately $7.1 million, $6.2 million and $4.0 million, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out pricing method. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items to evaluate obsolescence and excessive quantities. Nevertheless, changes in business trends, competition and other factors not apparent when, or occurring after, we make our estimates of inventory obsolescence could result in the need to undertake additional inventory write-offs in future periods. We wrote down our inventory by approximately $12.6 million and $13.1 million as of June 30, 2012 and 2011, respectively.

Financial instruments and fair value measurements

All of our short-term investments are recorded at fair value, which approximates cost. Our investments in auction rate securities (debt instruments designed to have periodic interest rate resets, classified as long-term investments in the accompanying consolidated balance sheets) as discussed below, are carried at fair value.

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

We periodically assess whether we would likely recover the entire cost basis of each of our auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. The factors considered in classifying the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) our intent to hold each investment until recovery, the likelihood that we will not be required to sell the security prior to recovery and our expectation of recovery of the entire amortized cost basis of the security, and (e) the existence of any evidence of default by the issuer. Applying these factors entails significant judgment and considerable uncertainty. We then estimate the extent to which other-than-temporary credit loss or non-credit loss was applicable to our investments in auction rate securities. Because there is no liquid market or negotiated transaction history with regard to the auction rate securities, we engaged an independent valuation firm to perform a valuation of our investments in auction rate securities at June 30, 2012. The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption. We reviewed and agreed with this valuation. The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss, which, as noted above, is recognized in our consolidated statement of operations. The factors considered in making an evaluation of the amount attributable to credit loss include the following: (a) default probability and the likelihood of restructuring of the security; (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying collateral held in the issuer trust (including default and delinquency rates). Many of the assumptions utilized in connection with the valuation, and our fair value measurements generally, are subject to considerable uncertainty, and changes in assumptions or subsequent events could result in the recognition of additional credit loss.

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

Annual amortization of capitalized software development costs is either included in software cost of sales or service cost of sales. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on the straight-line method over the remaining estimated economic life of the product. If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, we may in the future be required to take a significant write off of capitalized software development costs or to accelerate amortization, either of which could materially affect our future financial results. Amortization expenses for fiscal years 2012, 2011 and 2010 were approximately $7.1 million, $7.5 million and $9.7 million, respectively.

Valuation of long-lived assets and intangible assets

We evaluate long-lived assets, including finite-lived purchased intangible assets, for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, we compare the fair value of the relevant asset groups, based on the undiscounted cash flows the asset groups are expected to generate (or market value, if available), to the net book value of the asset groups. If the fair value is less than the net book value, the asset group is impaired and we recognize an impairment loss equal to the excess of the net book value over the fair value.

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

Goodwill and indefinite-lived intangible assets

We do not amortize goodwill and indefinite-lived intangible assets. We assess annually, in the first quarter of the fiscal year, whether goodwill and certain of our trademarks, which are our only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units (our four operating segments consisting of U.S./Canada, Europe, the Pacific Rim and Latin America) to their book value. We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we determine the fair value of the reporting unit based on a weighting of future income approach (i.e., discounted future income) and market approach (i.e., a comparison to the purchase and sale of similar assets in the relevant industry). If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances indicating that it is more likely than not that the book value of goodwill and/or trademarks has been impaired.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. Our estimates of the fair value of the reporting units for the purposes of our annual or interim analyses, require estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units and factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, including assumptions relating to customer demand, changes in technology and the cost structure necessary to achieve the related revenues. Additionally, these cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. We also consider our market capitalization on the date the analysis is performed. A determination that goodwill or intangible assets are impaired (which could result from a change in our assumptions) could have a significant impact on our operating results. As of June 30, 2012 and 2011, goodwill totaled approximately $444.1 million and $242.3 million, respectively. See Note 4, “Acquisitions” in the Notes to Consolidated Financial Statements.

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

In connection with the purchase price allocation for the Torex acquisition, we have established a gross deferred tax asset of approximately $41.6 million primarily related to Torex U.K.’s net operating loss carryforwards.  The future realization of the deferred tax asset is based on recent profitability and our current forecast of Torex operations. However, if Torex’s operations experience a significant change, whether due to future operational integration and reorganization or otherwise, we may not be able to fully utilize the net operating loss carryforwards. To the extent that we are unable to use some portion of the loss carryforwards in future periods, we would be required to recognize an increase to tax expense, which could materially affect our annual tax rate in the year in which the change occurs.

Although we are profitable on a consolidated basis, we have incurred losses in certain foreign jurisdictions. We applied valuation allowances in some circumstances where the prospects of realizing the benefit of net operating loss carryforwards and other deferred taxes are subject to uncertainty. The determination of the likelihood of realizing this tax benefit requires significant judgment in some instances, and actual results of our operating subsidiaries, particularly certain international subsidiaries, could require material adjustments to our deferred tax assets or liabilities, and changes in our annual tax rate in the year in which the adjustments occur.

We review our uncertain income tax positions and apply a “more likely than not” threshold to the recognition and derecognition of tax positions. Our net unrecognized income tax benefits were approximately $34.7 million and $31.4 million, including interest and penalties of approximately $3.2 million and $2.8 million at June 30, 2012 and 2011, respectively. Significant judgment is required in determining our tax positions and evaluating uncertainties relating to these positions. Changes in estimates regarding our tax positions, or government determinations resulting from tax audits, could have an effect on our deferred tax assets and liabilities, as well as our annual tax rate in the year in which the changes or determinations occur.

Results of Operations

During the three fiscal years ending June 30, 2012, we acquired several businesses, including Torex, and accordingly, our results include activities from the acquired businesses from their respective acquisition dates. As Torex was acquired on May 31, 2012, the results of these acquisitions did not have a material effect on our overall results during those three fiscal years. See Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.

Comparison of Fiscal Year 2012 to Fiscal Year 2011

Revenue

The following table provides information regarding the sales mix by reportable segments in fiscal years 2012 and 2011 (amounts are net of intersegment eliminations, based on location of the customer):

	Fiscal Year Ended June 30,
	U.S./Canada		International		Total
(in thousands)	2012	2011	2012	2011	2012	2011
Hardware	$126,940	$98,762	$110,980	$100,241	$237,920	$199,003
Software	55,039	46,611	87,578	80,512	142,617	127,123
Service	339,296	326,492	387,698	355,241	726,994	681,733
Total Revenue	$521,275	$471,865	$586,256	$535,994	$1,107,531	$1,007,859

The following table provides information regarding the total sales mix as a percent of total revenue in fiscal years 2012 and 2011:

	Fiscal Year Ended June 30,
	2012	2011
Hardware	21.5%	19.8%
Software	12.9%	12.6%
Service	65.6%	67.6%
Total	100.0%	100.0%

For fiscal year 2012, total revenue was approximately $1.1 billion, an increase of approximately $99.7 million, or 9.9% compared to fiscal year 2011 principally due to the following factors:

•	Hardware, software and service revenue increased by 19.6%, 12.2% and 6.6%, respectively, compared to fiscal year 2011. We believe the increases were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions. The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base, additional hosting revenue due to increased demand for this delivery model and the additional revenue generated by companies that we acquired during the fiscal years 2012 and 2011. The additional revenue generated from the Torex acquisition was approximately $16.6 million for fiscal year 2012.
•	Offsetting unfavorable foreign currency exchange rate fluctuations primarily for the Euro and the Mexican Peso against the U.S. dollar, negatively affected total revenue by approximately $10.4 million.
•	The increase in hardware revenue was primarily due to increased sales of our Workstation products, a large OEM sale to our international hotel customers and several large computer equipment sales to our retail customers compared to fiscal year 2011.
•	The increase in software revenue primarily reflects increased sales in our hotel and retail software products. This increase was partially offset by software revenue from a major Simphony rollout by a large customer in fiscal year 2011.

International segment revenue for the fiscal year ended June 30, 2012 increased by approximately $50.3 million, or 9.4% compared to the fiscal year 2011 principally due to the following factors:

•	Hardware, software and service revenue increased by 10.7%, 8.8% and 9.1%, respectively, compared to the fiscal year 2011. We believe these changes were primarily due an improvement in demand from our customers as a result of a modest improvement in global economic conditions and incremental revenue generated from our recent acquisitions, including approximately $16.6 million from Torex.
•	The increase in hardware revenue was primarily due to increased sales of our Workstation products compared to fiscal year 2011 and a large OEM sale to one of our international hotel customers.
•	Unfavorable foreign currency exchange rate fluctuations, primarily for the Euro and the Mexican Peso against the U.S. dollar, negatively affected total revenue by approximately $10.4 million.

U.S./Canada segment revenue for the fiscal year ended June 30, 2012 increased by approximately $49.4 million, or 10.5% compared to the fiscal year 2011 principally due to the following factors:

•	Hardware, software and service revenue increased by 28.5%, 18.1% and 3.9%, respectively, compared to the fiscal year 2011. We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions in fiscal year 2012.
•	The increase in hardware revenue was primarily due to increased sales of our Workstation products and several large computer equipment sales to our retail customers compared to fiscal year 2011.
•	The increase in software revenue primarily reflects increased sales in our hotel and retail software products. This increase was partially offset by software revenue from a major Simphony rollout by a large customer in fiscal year 2011.
•	The increase in service revenue also reflects the continued expansion of our customer base and new products and services offerings including hosting and software-as-a-service.

Cost of Sales

The following table provides information regarding our cost of sales in fiscal years 2012 and 2011:

	Fiscal Year Ended June 30,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$152,242	64.0%	$126,667	63.7%
Software	20,779	14.6%	21,200	16.7%
Service	319,900	44.0%	299,923	44.0%
Total Cost of Sales	$492,921	44.5%	$447,790	44.4%

For fiscal year 2012, cost of sales as a percent of revenue increased 0.1% to 44.5% compared to 44.4% in fiscal year 2011. Hardware cost of sales as a percent of related revenue increased primarily as a result of unfavorable product mix between MICROS hardware products sales and third party hardware sales including several large OEM and computer equipment hardware sales in fiscal year 2012 that had lower than average margin. This increase was partially offset by lower freight costs and write down of inventory as a percent of revenue compared to fiscal year 2011. Software cost of sales as a percent of related revenue decreased primarily due to lower software amortization expense (included in software cost of sales) both in amount and as a percent of revenue as compared to fiscal year 2011. The lower amortization expense reflects the fact that some of our retail capitalized software products became fully amortized in fiscal years 2011 and 2012. Service cost of sales as a percent of related revenue was 44.0% for both fiscal years 2012 and 2011. The foreign currency exchange rate fluctuations decreased our total cost of sales for the fiscal year 2012 by approximately $3.4 million compared to fiscal year 2011.

Selling, General and Administrative (“SG&A”) Expenses

For fiscal year 2012, SG&A expenses as a percent of revenue decreased 0.3% to 28.2% compared to 28.5% in fiscal year 2012 due to our ability to continue to reduce certain of our costs. Although the SG&A expenses as a percent of revenue decreased, the dollar amount of SG&A expenses increased by approximately $24.9 million compared to fiscal year 2011, primarily due to an increase in total compensation expenses of approximately $23.4 million, principally reflecting new employees who joined our company as a result of acquisitions in fiscal years 2012 and 2011. Foreign currency exchange rate fluctuations decreased overall SG&A expenses by approximately $2.7 million.

Research and Development (“R&D”)

R&D expenses consist primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses in fiscal years 2012 and 2011:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011
R&D labor and other costs	$59,228	$51,424
Capitalized software development costs	(7,197)	(5,580)
Total R&D expenses	$52,031	$45,844
% of Revenue	4.7%	4.5%

The increases in capitalized software development costs and total R&D expenses are primarily related to continued development of our next generation retail and property management related software. The increase in total R&D expenses is also due to the ongoing research and development programs conducted by certain of our recent acquisitions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for fiscal year 2012 decreased approximately $0.6 million compared to fiscal year 2011 to approximately $16.2 million. This decrease is primarily due to an increase in fully depreciated assets, partially offset by additional depreciation and amortization expenses related to recent acquisitions and increased depreciation expenses related to our hosting centers.

Share-Based Compensation Expenses

The following table provides information regarding our recognition of non-cash share-based compensation expense, which was included in the SG&A expenses, R&D expenses and cost of sales for fiscal years 2012 and 2011, as indicated below:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2012	2011
SG&A	$15,067	$11,747
R&D	1,239	596
Cost of sales	195	105
Total non-cash share-based compensation expense	16,501	12,448
Income tax benefit	(5,163)	(4,426)
Total non-cash share-based compensation expense, net of tax benefit	$11,338	$8,022
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.14	$0.10

As of June 30, 2012, there was approximately $26.8 million in non-cash share-based compensation cost related to non-vested awards that were not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.88 years.

Income from Operations

Income from operations for fiscal year 2012 increased approximately $24.1 million, or 11.4%, to approximately $234.5 million, compared to fiscal year 2011. The increase reflects an increase in total revenue and our continued cost cutting efforts. Foreign currency exchange rate fluctuations decreased our income from operations for the fiscal year 2012 by approximately $3.9 million compared to fiscal year 2011.

Non-operating Income (Expense)

Net non-operating income for fiscal year 2012 was approximately $2.7 million compared to net non-operating expense of approximately $0.8 million for fiscal year 2011. This increase is primarily due to an increase in interest income of approximately $1.6 million. Fiscal years 2012 and 2011 also include credit based impairment losses related to our investments in auction rates securities of approximately $4.0 million and $4.3 million, respectively.

Income Tax Expense

The effective tax rates for fiscal years 2012 and 2011 were 29.5% and 31.0%, respectively. The effective tax rates for the fiscal years 2012 and 2011 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued determination to permanently reinvest overseas the cumulative unremitted earnings of our significant non-US affiliates, tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities and the domestic manufacturing deductions.

The decrease in the effective tax rate for fiscal year 2012 as compared to fiscal year 2011 was primarily attributable to increases in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities and the net reduction of valuation allowances.

We recorded net unrecognized income tax benefits of approximately $34.7 million and $31.4 million, including accrued interest and penalties of approximately $3.2 million and $2.8 million at June 30, 2012 and 2011, respectively. We have recognized approximately $0.6 million and $0.8 million of interest expense for the fiscal years 2012 and 2011, respectively. The non-current portion of the net unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date. If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, affecting the effective income tax rate.

We have recognized a net decrease in unrecognized tax benefits for the fiscal year ended June 30, 2012 as compared to fiscal year 2011, which includes a reduction in the effective tax rate of 2.1% and income tax expense by approximately $5.0 million, primarily due to the expiration of statutes of limitations. We estimate that within the next 12 months, we will decrease the unrecognized income tax benefits by between approximately $9.5 million to $11.5 million due to the expiration of statues of limitations and settlement of issues with tax authorities, which we believe would increase earnings as a result of a reduction in tax expense. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities for uncertain tax positions.

Net Income Attributable to MICROS Systems, Inc. and Diluted Net Income per Share Attributable to MICROS Systems, Inc. Common Shareholders

The net income attributable to MICROS Systems, Inc. for fiscal year 2012 increased approximately $22.9 million, or 15.9%, to approximately $167.0 million, compared to fiscal year 2011. The increase is due to an increase in total revenue and our continued cost cutting efforts. Foreign currency exchange rate fluctuations decreased the net income attributable to MICROS Systems, Inc. for fiscal year 2012 by approximately $3.0 million compared to fiscal year 2011.

Diluted net income per share attributable to our shareholders for fiscal year 2012 and 2011 was $2.03 and $1.74 per diluted share, respectively. Foreign currency exchange rate fluctuations decreased the diluted net income per share for fiscal year 2012 compared to fiscal year 2011 by $0.04 per diluted share.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Revenue

The following table provides information regarding the sales mix by reportable segments in fiscal years 2011 and 2010 (amounts are net of intersegment eliminations, based on location of the customer):

	Fiscal Year Ended June 30,
	U.S./Canada		International		Total
(in thousands)	2011	2010	2011	2010	2011	2010
Hardware	$98,762	$96,560	$100,241	$91,773	$199,003	$188,333
Software	46,611	45,964	80,512	72,824	127,123	118,788
Service	326,492	297,268	355,241	309,930	681,733	607,198
Total Revenue	$471,865	$439,792	$535,994	$474,527	$1,007,859	$914,319

The following table provides information regarding the total sales mix as a percent of total revenue in fiscal years 2011 and 2010:

	Fiscal Year Ended June 30,
	2011	2010
Hardware	19.8%	20.6%
Software	12.6%	13.0%
Service	67.6%	66.4%
Total	100.0%	100.0%

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

U.S./Canada segment revenue for the fiscal year ended June 30, 2011 increased by approximately $32.1 million, or 7.3% compared to the fiscal year 2010 principally due to the following factors:

•	Hardware, software and service revenue increased by 2.3%, 1.4% and 9.8%, respectively, compared to the fiscal year 2010. We believe these changes were primarily due to an improvement in demand from our customers as a result of a modest improvement in global economic conditions in fiscal year 2011.
•	The software revenue increase also reflects a major rollout of Simphony by a large customer.
•	The service revenue for the fiscal year 2011 includes additional service revenue generated by TIG Global (now known as Micros E-Commerce), a company that we acquired in December 2009. The increase in service revenue also reflects the continued expansion of our customer base and new product and service offerings.

Cost of Sales

The following table provides information regarding our cost of sales in fiscal years 2011 and 2010:

	Fiscal Year Ended June 30,
	2011		2010
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$126,667	63.7%	$119,489	63.4%
Software	21,200	16.7%	25,731	21.7%
Service	299,923	44.0%	267,618	44.1%
Total Cost of Sales	$447,790	44.4%	$412,838	45.2%

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

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased approximately $13.0 million compared to fiscal year 2010 to approximately $287.0 million. This increase was primarily due to the following:

•	Additional SG&A expenses from companies acquired during fiscal years 2011 and 2010;
•	A $3.0 million litigation charge recognized in fiscal year 2011;
•	Although we saw modest improvements in the global economic conditions in general, these conditions, primarily in Europe, led to an increase in bad debt expense of approximately $2.3 million in fiscal year 2011 compared to fiscal year 2010; and,
•	The foreign currency exchange rate fluctuations increased our SG&A expenses for the fiscal year 2011 by approximately $7.0 million compared to fiscal year 2010.

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

The increase in capitalized software development costs is primarily related to development of the next generation of property management and retail related software. The increase in total R&D expenses was primarily related to our recently acquired subsidiaries.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for fiscal year 2011 decreased approximately $0.5 million compared to fiscal year 2010 to approximately $16.8 million. The decrease was primarily due to an increase in fully depreciated assets, partially offset by additional depreciation and amortization expenses related to recent acquisitions.

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

Income Tax Expense

The effective tax rates for fiscal years 2011 and 2010 were 31.0% and 31.4%, respectively. The effective tax rates for the fiscal years 2011 and 2010 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued determination to permanently reinvest overseas the cumulative unremitted earnings of our significant non-US affiliates, tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities and the domestic manufacturers deduction.

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

We have recognized a net increase in unrecognized tax benefits for the fiscal year 2011 as compared to fiscal year 2010, which includes a reduction in the effective tax rate of 1.4% and income tax expense by approximately $3.1 million, primarily due to the expiration of statutes of limitations.

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

Recent accounting STANDARDS

See Note 1 “Description of Business and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this report for further information about recently adopted accounting guidance and recent accounting guidance not yet adopted.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s consolidated statement of cash flows summary is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$179,949	$199,584	$201,869
Investing activities	(183,880)	35,458	(66,340)
Financing activities	(43,884)	(673)	(20,539)

Operating activities:

Net cash provided by operating activities for fiscal year 2012 decreased approximately $19.6 million compared to fiscal year 2011, primarily due to unfavorable change in the international accounts receivable in comparison to fiscal year 2011, partially offset by an increase in net income of approximately $22.5 million, which includes unfavorable foreign currency exchange rate fluctuations impact of approximately $3.0 million.

Net cash provided by operating activities for fiscal year 2011 decreased approximately $2.3 million compared to fiscal year 2010, due principally to certain unfavorable changes in working capital in comparison to fiscal year 2010. These unfavorable changes were substantially offset by the increase in net income of approximately $29.2 million.

Investing activities:

Net cash used in investing activities for fiscal year 2012 was approximately $183.9 million primarily due to approximately $258.2 million we used (net of cash acquired) in connection with the acquisition of Torex in May 2012. We also used approximately $24.7 million to purchase property, plant and equipment and to develop software to be licensed to others. These amounts were partially offset by approximately $99.7 million in proceeds from sales of investments (including approximately $5.0 million received from the sale of auction rate securities), net of funds used to purchase investments.

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

Net cash used in investing activities for fiscal year 2010 was approximately $66.3 million reflecting approximately $30.7 million used primarily in connection with the acquisition of Micros E-Commerce (formerly named TIG Global) in December 2009. Additionally, approximately $11.5 million was used to purchase property, plant and equipment and to internally develop software to be licensed to others. We used approximately $24.3 million to purchase investments, net of proceeds from sales of investments.

Financing activities:

Net cash used in financing activities for fiscal year 2012 was approximately $43.9 million, principally reflecting approximately $59.2 million used to purchase our stock and approximately $4.2 million we used to acquire a noncontrolling interest, partially offset by proceeds from stock option exercises of approximately $14.9 million and realized tax benefits from stock option exercises of approximately $4.7 million.

Net cash used in financing activities for fiscal year 2011 was approximately $0.7 million, principally reflecting approximately $33.4 million used to purchase our stock, substantially offset by proceeds from stock option exercises of approximately $28.1 million and realized tax benefits from stock option exercises of approximately $7.7 million.

Net cash used in financing activities for fiscal year 2010 was approximately $20.5 million, reflecting approximately $47.6 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $23.3 million and realized tax benefits from stock option exercises of approximately $3.5 million.

At June 30, 2012, our cash and cash equivalents and short-term investment balance was approximately $582.0 million, of which approximately $230.2 million was held internationally. All cash and cash equivalents and short-term investments are being retained for operations, expansion of the business and the repurchase of our stock.

Capital Resources

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $50.0 million multi-currency committed line of credit through July 31, 2013. See Note 7 “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report for further information. As of June 30, 2012, we had no borrowings outstanding under the Credit Agreements, but we applied approximately $0.5 million to guarantees.

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the June 30, 2012 exchange rate). As of June 30, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the June 30, 2012 exchange rate) of the credit facility had been used for guarantees.

As of June 30, 2012, we had approximately $50.2 million borrowing capacity available under all of the credit facilities described above.

We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. Based on our expected operating cash flows and sources of cash, we do not believe that any limitations on liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2013 will be approximately $20 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	As of June 30,
(in thousands, except ratios)	2012	2011
Cash and cash equivalents and short-term investments (1)	$582,038	$780,265
Available credit facilities	$51,266	$51,450
Outstanding credit facilities	0	0
Outstanding guarantees	(1,055)	(1,410)
Unused credit facilities	$50,211	$50,040
Working capital (2)	$500,127	$697,012
MICROS Systems, Inc. shareholders’ equity	$1,092,645	$1,016,711
Current ratio (3)	2.20	2.97

(1)	Does not include approximately $34.3 million and $41.3 million invested in auction rate securities, classified as long-term investments in our Consolidated Balance Sheet as of June 30, 2012 and 2011, respectively.
(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

Inflation

We have not experienced any significant impact as a result of inflation.

Contractual Obligations

The following table summarizes our contractual arrangements at June 30, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$97,296	$34,578	$46,891	$13,797	$2,030
SERP liability*	4,868	96	708	1,155	2,909
Purchase obligations	1,213	471	742	0	0
Capital lease obligations	154	89	49	16	0
Total	$103,531	$35,234	$48,390	$14,968	$4,939

*	The term “SERP” refers to our Supplemental Executive Retirement Plan. See Note 15, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report for further information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized income tax benefits at June 30, 2012, we are unable to reasonably estimate settlements with taxing authorities.  The above contractual obligations table does not reflect unrecognized income tax benefits of approximately $34.7 million. See Note 13 “Income Taxes” in the Notes to Consolidated Financial Statements included in this report.

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

Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:

•	Item 1, “Business,” statements regarding the growth of and our efforts to further develop the OPERA suite of products; our strategy for expansion of our presence in retail outside the USA; demand shift toward hosted applications and away from traditional on-premise implementations; our global distribution network; our intentions to acquire rights in third party products or designs; our expectations regarding sourcing of manufacturing capability, materials and equipment; our expectations regarding labor relations and employment, our expectations regarding interest rate and foreign exchange rate fluctuations; the appropriateness of reliance on statutory and common law protections for our intellectual property; the risks associated with third party misappropriation of our intellectual property; the anticipated effect of the U.S. Government exercising a termination for convenience under one or more contracts that we have with the U.S. Government; our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position; and, our expectations regarding whether backlog will result in recognizable revenue,
•	Item 1A, “Risk Factors,” regarding the anticipated or potential impact on our business, financial results, or competitive position of the various risks described in that section;
•	Item 2, “Properties,” regarding the anticipated availability of additional space;
•	Item 3, “Legal Proceedings,” regarding the likely effect of litigation on our results of operations or financial position;
•	Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” regarding our intentions for use of retained earnings and our intention not to pay cash dividends; and.
•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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
40

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

We are exposed to interest rate risk and to foreign currency exchange rate risk. See Foreign Sales and Foreign Market Risks in Part 1 “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for information regarding foreign currency exchange risks. Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. At June 30, 2012, we had no borrowings and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase in the future with increases in the outstanding amount under the line of credit. As we did not have any borrowing as of June 30, 2012, a 1% change in interest rate would have no impact on our consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of June 30, 2012, but the change in our interest income would have been a change of approximately $5.8 million based on our cash, cash equivalents and short term investment balances as of June 30, 2012 for the year then ended.

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

As a result of our acquisition of Torex Retail Holdings, Ltd. (“Torex”) on May 31, 2012, our internal control over financial reporting now addresses the operations of Torex.  Internal control over financial reporting with regard to the operations of Torex were excluded from management’s annual report on internal control over financial reporting since it was acquired in a business combination that occurred only one month prior to the end of our fiscal year ended June 30, 2012.

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

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2012
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,769,713	$34.22	3,437,500

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,769,713	$34.22	3,437,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be set forth in the Company’s Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and that information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement under the caption “Independent Registered Public Accounting Firm,” and that information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statement Schedule:

(1) Financial Statements – See the Index to Consolidated Financial Statements on page 47

(2) Schedule II – See the Index to Consolidated Financial Statements on page 47

(3) Exhibits:

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2011 Annual Meeting of Shareholders.
10(b)*	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.
10(b)(1)*	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.
10(b)(2)*	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
10(b)(3)*	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.
10(b)(4)*	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.
10(b)(5)*	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.
10(b)(6)*	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.
10(b)(7)*	Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.
10(b)(8)*	Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.
10(b)(9)*	Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.
10(b)(10)*	Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.
10(b)(11)*	Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008.

10(b)(12)*	Twelfth Amendment to Employment Agreement dated August 27, 2010, between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.
10(c)*	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.
10(c)(1)*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10(c)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(c)(2)*	Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.
10(d)*	Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
10(d)(1)*	First Amendment to Employment Agreement dated January 25, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on January 27, 2011.
10(d)(2)*	Second Amendment to Employment Agreement dated November 7, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 7, 2011.
10(e)*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10(f)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10(f)(1)	First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., JTECH Communications, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(f)(2)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC (now named Micros E-Commerce LLC), Fry, Inc., JTECH Communications, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(g)(2) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(g)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10(g)(1)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(h)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(h)	Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009.
10(i)	Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd. (now known as Venture Group of Singapore), with an effective date of November 6, 2002 (incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009)
10(j)	Stock Purchase Agreement, by and between MICROS Systems, Inc., Torex Retail Holdings Limited, the stockholders and optionholders of Torex, and MF UK FC Limited (a wholly-owned subsidiary of MICROS Systems, Inc.) entered into by the parties on April 26, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 5, 2012).
14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.
21	Subsidiaries of the Company (filed herewith)
23(a)	Consent of Houlihan Capital Advisors, LLC (filed herewith)
23(b)	Consent of PricewaterhouseCoopers LLP (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

*	Management contract or compensatory plan or arrangement.

MICROS Systems, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.

Management’s Annual Report on Internal Control Over Financial Reporting	48

Financial Statements:
Report of Independent Registered Public Accounting Firm	49
Consolidated balance sheets as of June 30, 2012 and 2011	50
Consolidated statements of operations for the fiscal years ended June 30, 2012, 2011 and 2010	51
Consolidated statements of cash flows for the fiscal years ended June 30, 2012, 2011 and 2010	52
Consolidated statements of shareholders’ equity for the fiscal years ended June 30, 2012, 2011 and 2010	53
Consolidated statements of comprehensive income for the fiscal years ended June 30, 2012, 2011 and 2010	54
Notes to consolidated financial statements	55 - 78

Financial Statement Schedule:
Schedule II – Valuation and qualifying accounts and reserves	78

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

Management evaluated the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

Management has excluded the operations of Torex Retail Holdings Limited (“Torex”) from its assessment of internal control over financial reporting as of June 30, 2012 since it was acquired in a purchase business combination that occurred only one month prior to the end of our fiscal year ended June 30, 2012. Torex is a wholly-owned subsidiary with total assets as of June 30, 2012 of $362.8 million and total revenues of approximately $16.6 million since the date of acquisition.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MICROS Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report On Internal Control Over Financial Reporting, management has excluded the operations of Torex Retail Holdings Limited (“Torex”) from its assessment of internal control over financial reporting as of June 30, 2012, since it was acquired in a purchase business combination during the fourth quarter of 2012.  We have also excluded the operations of Torex from our audit of internal control over financial reporting. Torex’s total assets and total revenues represent $362.8 million and $16.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Baltimore, Maryland

August 29, 2012

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$562,786	$661,259
Short-term investments	19,252	119,006
Accounts receivable, net of allowance for doubtful accounts of $31,753 at June 30, 2012 and $32,282 at June 30, 2011	235,433	181,833
Inventory	44,278	38,119
Deferred income taxes	17,004	21,036
Prepaid expenses and other current assets	37,343	30,454
Total current assets	916,096	1,051,707

Long-term investments	34,456	46,226
Property, plant and equipment, net	35,435	28,145
Deferred income taxes, non-current	50,326	20,798
Goodwill	444,117	242,319
Intangible assets, net	45,024	19,293
Purchased and internally developed software costs, net of accumulated amortization of $87,073 at June 30, 2012 and $84,885 at June 30, 2011	33,980	18,710
Other assets	6,586	5,820
Total assets	$1,566,020	$1,433,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,978	$54,851
Accrued expenses and other current liabilities	174,214	148,901
Income taxes payable	1,788	7,705
Deferred revenue	169,989	143,238
Total current liabilities	415,969	354,695

Income taxes payable, non-current	34,722	32,309
Deferred income taxes, non-current	2,554	8,261
Other non-current liabilities	16,644	14,502
Total liabilities	469,889	409,767

Commitments and contingencies (Note 11)
Equity:
MICROS Systems, Inc. Shareholders’ Equity:
Common stock, $0.025 par value authorized 120,000 shares; issued and outstanding 80,309 at June 30, 2012 and 80,805 at June 30, 2011	2,008	2,020
Capital in excess of par	107,662	132,529
Retained earnings	1,000,822	833,839
Accumulated other comprehensive (expense) income	(17,847)	48,323
Total MICROS Systems, Inc. shareholders' equity	1,092,645	1,016,711
Noncontrolling interest	3,486	6,540
Total equity	1,096,131	1,023,251
Total liabilities and equity	$1,566,020	$1,433,018

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2012	2011	2010
Revenue:
Hardware	$237,920	$199,003	$188,333
Software	142,617	127,123	118,788
Service	726,994	681,733	607,198
Total revenue	1,107,531	1,007,859	914,319
Cost of sales:
Hardware	152,242	126,667	119,489
Software	20,779	21,200	25,731
Service	319,900	299,923	267,618
Total cost of sales	492,921	447,790	412,838
Gross margin	614,610	560,069	501,481
Selling, general and administrative expenses (1)	311,882	286,976	273,968
Research and development expenses	52,031	45,844	42,229
Depreciation and amortization	16,177	16,790	17,311
Total operating expenses	380,090	349,610	333,508
Income from operations	234,520	210,459	167,973
Non-operating income (expense):
Interest income	7,354	5,732	4,080
Interest expense	(566)	(1,069)	(263)
Other (expense), net (2)	(4,117)	(5,510)	(3,665)
Total non-operating income (expense), net	2,671	(847)	152
Income before taxes	237,191	209,612	168,125
Income tax provision	70,090	64,999	52,745
Net income	167,101	144,613	115,380
Less: Net income attributable to non-controlling interest	(118)	(554)	(1,027)
Net income attributable to MICROS Systems, Inc.	$166,983	$144,059	$114,353

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$2.08	$1.78	$1.44
Diluted	$2.03	$1.74	$1.41

Weighted-average number of shares outstanding:
Basic	80,300	80,726	79,856
Diluted	82,238	82,672	81,448

 The details of total other-than-temporary impairment losses (“OTTI”) of long-term investments and a reconciliation to OTTI charge included in other non-operating income (expense) (2):

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Total other-than-temporary impairment losses	$4,000	$3,919	$4,103
Adjustment:
Change in non-credit based OTTI recognized in other comprehensive income
Change in credit based OTTI due to redemption	0	0	680
Change in non-credit based OTTI due to redemption	0	342	0
	0	32	0
Credit based OTTI recognized in non-operating income/expense	$4,000	$4,293	$4,783

(1) See Note 11 “Contingencies” in Notes to Consolidated Financial Statements.

(2) See Note 2 “Financial Instruments and Fair Value Measurements” in Notes to Consolidated Financial Statements.

 The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$167,101	$144,613	$115,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,177	16,790	17,311
Share-based compensation	16,501	12,448	12,365
Amortization of capitalized software	7,148	7,489	9,682
Provision for losses on accounts receivable	7,137	6,168	3,875
Other-than-temporary impairment losses on investments, net	4,000	4,293	4,783
Net loss on disposal of property, plant and equipment	642	726	946
Impairment of capitalized software costs	336	0	0
Loss on other investments	0	500	0
Benefit from deferred income taxes	(3,436)	(8,579)	(3,062)
Gain on sales of long-term investments	0	(76)	0
Changes in operating assets and liabilities (net of impact of acquisitions):
Increase in accounts receivable	(40,095)	(15,104)	(4,099)
(Increase) decrease in inventory	(1,751)	369	3,905
(Increase) decrease in prepaid expenses and other assets	(1,790)	1,488	(940)
Increase in accounts payable	2,507	5,506	5,218
Increase (decrease) in accrued expenses and other current liabilities	2,551	(2,230)	19,620
(Decrease) increase in income tax assets and liabilities	(1,755)	12,454	3,813
Increase in deferred revenue	4,676	12,729	13,072
Net cash flows provided by operating activities	179,949	199,584	201,869
Cash flows from investing activities:
Net cash paid for acquisitions, net of cash acquired	(258,940)	(18,586)	(30,684)
Purchases of short-term investments	(78,816)	(198,605)	(308,966)
Proceeds from sales and maturities of investments	178,474	269,274	284,677
Purchases of property, plant and equipment	(17,468)	(10,706)	(9,044)
Internally developed software costs	(7,197)	(5,580)	(2,443)
Other	67	(339)	120
Net cash flows (used in) provided by investing activities	(183,880)	35,458	(66,340)
Cash flows from financing activities:
Repurchases of common stock	(59,199)	(33,403)	(47,635)
Cash paid for acquisition of non-controlling interest	(4,212)	(1,041)	0
Proceeds from stock option exercises	14,933	28,106	23,310
Realized tax benefits from stock option exercises	4,717	7,697	3,543
Proceeds from line of credit	0	1,131	0
Principal payments on line of credit	0	(2,573)	0
Other	(123)	(590)	243
Net cash flows used in financing activities	(43,884)	(673)	(20,539)
Effect of exchange rate changes on cash and cash equivalents	(50,658)	49,685	(30,042)
Net (decrease) increase in cash and cash equivalents	(98,473)	284,054	84,948
Cash and cash equivalents at beginning of year	661,259	377,205	292,257
Cash and cash equivalents at end of year	$562,786	$661,259	$377,205

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$290	$250	$111
Income taxes	$61,612	$46,349	$44,318

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	MICROS Systems, Inc. Shareholders
	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling
(in thousands)	Shares	Amount	Par	Earnings	Income (Loss)	interest	Total
Balance, June 30, 2009	80,310	$2,008	$125,640	$575,095	$16,254	$6,034	$725,031
Net income	0	0	0	114,353	0	1,027	115,380
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	(42,222)	(714)	(42,936)
Unrealized loss on long-term investments, net of taxes of $83	0	0	0	0	135	0	135
Non-controlling interest put arrangement	0	0	0	302	0	0	302
Dividends to non-controlling interest	0	0	0	0	0	(115)	(115)
Share-based compensation	0	0	12,365	0	0	0	12,365
Stock issued upon exercise of options	1,378	34	23,276	0	0	0	23,310
Repurchases of stock	(1,646)	(41)	(47,594)	0	0	0	(47,635)
Income tax benefit from options exercised	0	0	3,775	0	0	0	3,775
Balance, June 30, 2010	80,042	2,001	117,462	689,750	(25,833)	6,232	789,612
Net income	0	0	0	144,059	0	554	144,613
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	74,968	856	75,824
Unrealized losses on long-term investments, net of tax benefit of $500	0	0	0	0	(812)	0	(812)
Non-controlling interest put arrangement	0	0	0	30	0	0	30
Acquisition of non-controlling interest	0	0	0	0	0	(682)	(682)
Dividends to non-controlling interest	0	0	0	0	0	(420)	(420)
Share-based compensation	0	0	12,448	0	0	0	12,448
Stock issued upon exercise of options	1,471	37	28,069	0	0	0	28,106
Repurchases of stock	(708)	(18)	(33,385)	0	0	0	(33,403)
Income tax benefit from options exercised	0	0	7,935	0	0	0	7,935
Balance, June 30, 2011	80,805	2,020	132,529	833,839	48,323	6,540	1,023,251
Net income	0	0	0	166,983	0	118	167,101
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	(67,373)	(540)	(67,913)
Unrealized gains on long-term investments, net of taxes of $741	0	0	0	0	1,203	0	1,203
Acquisition of non-controlling interest	0	0	(2,069)	0	0	(2,632)	(4,701)
Share-based compensation	0	0	16,501	0	0	0	16,501
Stock issued upon exercise of options	792	20	14,913	0	0	0	14,933
Repurchases of stock	(1,288)	(32)	(59,167)	0	0	0	(59,199)
Income tax benefit from options exercised	0	0	4,955	0	0	0	4,955
Balance, June 30, 2012	80,309	$2,008	$107,662	$1,000,822	$(17,847)	$3,486	$1,096,131

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Net income	$167,101	$144,613	$115,380
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(67,913)	75,824	(42,936)
Change in unrealized (loss) gain on long-term investments, net of taxes (benefit) of $741, ($500) and $83	1,203	(812)	135
Total other comprehensive income (loss), net of taxes	(66,710)	75,012	(42,801)
Comprehensive income	100,391	219,625	72,579
Comprehensive loss (income) attributable to non-controlling interest	422	(1,410)	(313)
Comprehensive income attributable to MICROS Systems, Inc.	$100,813	$218,215	$72,266

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies:

Description of business

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer and servicer of enterprise information solutions for the global hospitality and specialty retail industries. The Company’s information solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The hospitality industry includes numerous defined markets such as lodging (including individual hotel sites and hotel chains), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business food service operations, casinos, transportation food service, government operations, and cruise ships. The specialty retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, food, hardware, jewelry, and other specialty items. (References to “MICROS” or the “Company” in these notes include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.)

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

Foreign currency translation

The financial statements of the Company’s non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are not the U.S. dollar are translated at the fiscal year-end exchange rates, while revenues and expenses are translated at month-end exchange rates during the fiscal year which approximate weighted average exchange rates. Specifically, the applicable exchange rates used in the financial statements are based on the exchange rates in effect on the last business day of each month. The cumulative translation effects are reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

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

Hardware

The Company’s main proprietary hardware is point-of-sale terminals. The Company also sells other proprietary hardware devices, such as cash drawers, handheld order entry terminals and pole displays and also resells various nonproprietary hardware products, including personal computers, servers, printers, credit card processing network cards and other related computer equipment. Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. If at the time of shipment, the Company has not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.

The Company’s hardware includes certain embedded system software which is used solely in connection with the operation of the hardware and is incidental to the hardware product as a whole; once installed, the embedded system software is not updated for new versions that are subsequently developed.

Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has some but not all of these indicators, revenue is recorded at the gross sales price.

Service

The Company also provides maintenance support and professional services, such as installation, customer specific development, software hosting and e-commerce design and development. Revenue from maintenance support and software-hosting services contracts is initially recorded as deferred revenue and is recognized ratably over the contract term. Customer setup fees in hosting arrangements are recognized over the estimated customer relationship period. Revenue related to professional services is recognized as the service is rendered provided all the other criteria for revenue recognition have been met.

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

Multiple Element Arrangements

The Company accounts for multiple element arrangements that consist of software and software-related services, collectively referred to as “software elements”, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, the fee is allocated to the various elements based on vendor-specific objective evidence of fair value, which is either the price charged when the same element is sold separately or, if the element is not sold separately, the price established by management having the relevant authority, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. Except as set forth in the following sentence, if sufficient vendor-specific objective evidence does not exist, all revenue from the arrangement is deferred until all elements of the arrangement have been delivered or, if earlier, such sufficient vendor-specific objective evidence does exist. However, when the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue upon delivery, provided the other revenue recognition criteria are met.

For multiple element arrangements that include tangible products with incidental embedded software and other related services, collectively referred to as “non-software elements”, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. Factors considered by the Company in developing relative selling prices for products and services include the customers' geographical region, customer concentrations, the use of typical discounts from list prices, prices charged by the Company for similar offerings and the Company’s historical pricing practices.

For multiple element arrangements that include a combination of software elements and non software elements, the Company first allocates the arrangement revenue to the software elements as a group and the non software elements as a group based on each group’s relative selling prices. In such circumstances, the Company uses the hierarchy described above to determine the relative selling price to be used to allocating revenue to each the group. After this initial allocation has occurred, the Company allocates revenue to any separate deliverables within each group using the methodology described above.

The Company resells software and peripheral hardware products obtained from other companies.

Other

Costs related to shipping and handling and billable travel expenses are included in cost of sales.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The fair market values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both June 30, 2012 and 2011 approximate their carrying amounts.

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

The Company periodically reviews each investment to identify any unrealized losses and evaluates whether the losses are temporary in nature. Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income. Other-than-temporary “credit loss” (loss due to security issuer’s credit risk) is recognized, net of tax and valuation allowances, in the consolidated statements of operations, while other-than-temporary impairment losses related to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive income.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of the Company’s customers to make required payments. The Company’s methodology for determining this allowance requires estimates and is based on the age of the receivable, actual collection experience, the customer’s payment practices and history, inquiries, credit reports from third parties and other financial information.

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

Annual amortization of purchased and internally developed software costs is either included in software cost of sales or services cost of sales. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Amortization expenses for the fiscal years 2012, 2011 and 2010 were approximately $7.1 million, $7.5 million and $9.7 million, respectively.

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

During the fiscal years ended June 30, 2012, 2011 and 2010, the Company recorded approximately $1.3 million, $1.5 million and $1.5 million, respectively, in accelerated amortization expenses related to finite-lived customer relationship intangible assets due to increased attrition of customer relationships. During the fiscal year 2011, the Company wrote off approximately $0.5 million in finite-lived purchased intangible assets. During the fiscal years 2012 and 2010, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

Goodwill and indefinite-lived purchased intangible assets

The Company assesses annually, in the first quarter of the fiscal year, whether goodwill and certain of its trademarks, which are the Company’s only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of its reporting units (U.S./Canada, Europe, the Pacific Rim and Latin America) to their respective book value. The Company first determines, based on a qualitative assessment, whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company determines the fair value of the reporting unit based on a weighting of future income approach (i.e., discounted future income) and market approach (i.e., a comparison to the purchase and sale of similar assets in the relevant industry). If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, the Company recognizes an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.

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

During the fiscal year 2012, the Company wrote off approximately $0.1 million in indefinite-lived trademark. There were no other impairment charges recorded for fiscal years 2012, 2011 and 2010.

Advertising costs

Advertising costs are charged to expense as incurred. Advertising expenses for the fiscal years 2012, 2011 and 2010 were approximately $5.0 million, $4.6 million and $4.2 million, respectively.

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

Warranties

The Company’s products are sold under warranty for defects in material and workmanship for a period ranging generally from three to 48 months. The Company establishes an accrual for estimated warranty costs at the time of sale. Historically, the Company’s warranty expense has not been material.

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

Net income per share attributable to MICROS Systems, Inc. common shareholders

Basic net income per share attributable to MICROS Systems, Inc. common shareholders is computed by dividing net income available to MICROS Systems, Inc. by the weighted-average number of shares outstanding. Diluted net income per share attributable to MICROS Systems, Inc. common shareholders includes additional dilution from potential common stock issuable upon the exercise of outstanding stock options.

The following table provides a reconciliation of the net income attributable to MICROS Systems, Inc. to basic and diluted net income per share:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2012	2011	2010
Net income attributable to MICROS Systems, Inc.	$166,983	$144,059	$114,353
Effect of non-controlling interest put arrangement	0	30	302
Net income available to MICROS Systems, Inc. common shareholders	$166,983	$144,089	$114,655

Average common shares outstanding	80,300	80,726	79,856
Dilutive effect of outstanding stock options	1,938	1,946	1,592
Average common shares outstanding assuming dilution	82,238	82,672	81,448

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$2.08	$1.78	$1.44
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$2.03	$1.74	$1.41

Anti-dilutive weighted shares excluded from reconciliation	1,702	701	1,882

Fiscal years 2012, 2011 and 2010 include approximately $16.5 million ($11.3 million, net of tax), $12.4 million ($8.0 million, net of tax) and $12.4 million ($8.1 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.14, $0.10 and $0.10 for fiscal years 2012, 2011 and 2010, respectively. See Note 3 “Share-based Compensation” for further detail.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

On January 1, 2012, the Company adopted authoritative guidance to amend the accounting and disclosure requirements on fair value measurements to clarify that the use of the highest-and-best-use concept in a fair value measurement is relevant only when measuring non-financial assets. The new guidance also permits certain financial assets and liabilities with offsetting positions in market risks or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts in a fair value measurement.  Additionally, the new guidance clarifies that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, and describe the valuation processes and the sensitivity of the fair value measurement to changes in unobservable inputs, as well as the interrelationships between those fair value measurements, if any. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and is included in Note 2, “Financial Instruments and Fair Value Measurements.”

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

Recent Accounting Guidance Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires the changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  This portion of the guidance will be effective for the Company beginning in its fiscal year 2013 and will result only in presentation changes in the consolidated financial statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance that indefinitely defers this portion of the guidance.

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of June 30, 2012		As of June 30, 2011
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$19,419	$19,419	$74,745	$74,745
Auction rate securities	52,625	34,289	57,625	41,345
U.S. government debt securities	0	0	30,222	30,222
Foreign corporate debt securities	0	0	18,920	18,920
Total investments	$72,044	$53,708	$181,512	$165,232

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

The following table provides information regarding the financial assets accounted for at fair value on a recurring basis and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, June 30, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$19,419	$0	$19,419
Auction rate securities	0	0	34,289	34,289
Total short-term and long-term investments	$0	$19,419	$34,289	$53,708

Balance, June 30, 2011:
Short-term and long-term investments:
Time deposit – international	$0	$74,745	$0	$74,745
Auction rate securities	0	0	41,345	41,345
U.S. government debt securities	30,222	0	0	30,222
Foreign corporate debt securities	18,920	0	0	18,920
Total short-term and long-term investments	$49,142	$74,745	$41,345	$165,232

At June 30, 2012 and 2011, the Company’s investments, other than the Company’s investments in auction rate securities, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the fiscal years 2012, 2011 and 2010, the Company did not recognize any gains or losses on its investments, other than related to the Company’s investments in auction rate securities. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at June 30, 2012 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$19,252	$19,252
Due between 1 – 2 years	167	167
Due after 10 years – auction rate securities	52,625	34,289
Total short-term and long-term investments	$72,044	$53,708

AUCTION RATE SECURITIES

The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs. Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process. The auction rate securities held by the Company are supported by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program (“FFELP”) or insured by AMBAC Financial Group (“AMBAC”). AMBAC commenced a voluntary case under Chapter 11 of the US Bankruptcy Code in November 2010, which may limit it or enable it to avoid its obligations to provide insurance for repayment of the relevant securities. Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of June 30, 2012 and 2011 instead of being classified as short-term investments, as was the case prior to February 2008.

As of June 30, 2012, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment as to whether any impairment was temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

At June 30, 2012 approximately $29.8 million of the fair value of auction rate securities are supported by student loans guaranteed by FFELP and carry aggregate discount from cost of 9%. The remaining approximately $4.5 million of the fair value of auction rate securities, carried at 55% discount from cost, are supported by student loan guaranteed by AMBAC and are therefore more sensitive to changes in significant observable inputs described below. However, due to the nature of the guarantees noted, combined with the relative amounts invested, the sensitivity of the fair value measures to change in significant unobservable inputs is not considered material.

The significant assumptions used in the valuation of the Company’s investments in auction rate securities are as follows:

Fair value at June 30, 2012 (in thousands)	$ 34,289
Valuation technique	Probability Weighted Discounted cash flow

Unobservable input:	Range (weighted average)
Cumulative probability of default	40.5%
Cumulative probability of principal returned prior to maturity	59.4%
Cumulative probability of earning maximum rate until maturity	0.1%
Liquidity risk premium	4.3%
Recovery rate in default	32.4%
Maximum coupon rate	1.9%

The most significant unobservable inputs used in the fair value measurement of the Company’s investments in auction rate securities relate to the Company’s assessment of the maximum rate, the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, the cumulative probability of default, the liquidity risk premium and the recovery rate in case of default related to each instrument. A small change in any of these assumptions could significantly increase or decrease the valuation conclusion for some of the auction rate securities, the cumulative probability of default could especially impact the ones with credit based other-than-temporary-impairment losses.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of June 30, 2012 were impaired by approximately $18.3 million as compared to an impairment of approximately $16.3 million as of June 30, 2011. Approximately $14.0 million and $10.0 million of this impairment at June 30, 2012 and 2011, respectively, was deemed to be other-than-temporary. The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss. The factors considered in making an evaluation of the amount attributable to credit loss included the following: (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying assets in the trust (including default and delinquency rates). These assumptions are subject to change as the underlying market conditions change. Based on its evaluations, the Company recorded other-than-temporary impairment losses as of approximately $4.0 million, $4.3 million and $4.8 million, respectively, in its fiscal years 2012, 2011 and 2010 consolidated statements of operations. The credit based other-than-temporary impairment losses for the three years ended June 30, 2012 are primarily due to continued declines in the credit ratings of the underlying issuers and the worsening performance of the underlying student loan collateral.

The remaining cumulative impairment losses of approximately $4.3 million (approximately $2.7 million, net of tax) and approximately $6.3 million (approximately $3.9 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of June 30, 2012 and 2011, respectively.

A reconciliation of changes in the fair value of auction rate securities were as follows:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2010	$64,275	$(4,936)	$(32)	$(6,049)	$53,258
Changes in losses related to investments	0	(1,593)	0	(4,293)	(5,886)
Changes in losses related to redemption/sale	(6,650)	249	32	342	(6,027)
Balance, June 30, 2011	57,625	(6,280)	0	(10,000)	41,345
Changes in losses related to investments	0	1,404	0	(4,000)	(2,596)
Changes in losses related to redemption/sale	(5,000)	540	0	0	(4,460)
Balance, June 30, 2012	$52,625	$(4,336)	$0	$(14,000)	$34,289

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.

(2)	The amounts in this column are recorded in the consolidated statement of operations.

Sales of auction rate securities during fiscal 2012, 2011, and 2010 were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Original cost, par value	$5,000	$6,650	$0
Impairment losses previously recorded in:
Accumulated other comprehensive income	(540)	(281)	0
Consolidated statement of operations	0	(342)	0
Carrying value	4,460	6,027	0
Proceeds from redemption/sale	5,000	6,384	0
Gain from redemption/sale	$540	$357	$0

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

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other employees pursuant to authorization by the Board of Directors. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted become exercisable in equal increments on the first three anniversaries of the date of grant. All outstanding options expire ten years from the date of grant. Since its inception in 1991, the Company has authorized approximately 38.8 million shares for issuance upon exercise of options. At June 30, 2012, approximately 10.2 million shares were available for issuance, of which approximately 6.8 million shares have been granted and remain outstanding and approximately 3.4 million shares remain available for grant.

The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2012	2011	2010
Selling, general and administrative	$15,067	$11,747	$11,717
Research and development	1,239	596	511
Cost of sales	195	105	137
Total non-cash share-based compensation expense	16,501	12,448	12,365
Income tax benefit	(5,163)	(4,426)	(4,283)
Total non-cash share-based compensation expense, net of tax benefit	$11,338	$8,022	$8,082
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.14	$0.10	$0.10

No non-cash share-based compensation expense has been capitalized for fiscal years 2012, 2011 and 2010.

Estimates of fair values of options granted were made on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2012	2011	2010
Weighted-average expected volatility	40%	41%	42%
Expected volatility	39% - 41%	39% - 41%	41% - 42%
Expected term	4.8 – 5.7 years	4.9 – 5.5 years	5.0 – 5.2 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.9% - 1.1%	1.4% - 1.9%	1.7% - 2.0%

The following is a summary of option activity during fiscal year 2012:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	6,278	$29.40	6.9	$127,482
Granted	1,330	$47.87
Exercised	(792)	$18.85
Forfeited or expired	(46)	$36.07
Outstanding at June 30, 2012	6,770	$34.22	6.7	$114,929

Exercisable at June 30, 2012	4,574	$29.18	5.7	$100,729

The weighted-average grant-date estimated fair value per share of options granted during the fiscal years 2012, 2011 and 2010 was $17.67, $17.19 and $11.70, respectively. The total intrinsic value, which is the difference between the exercise price and the market price on the date of exercise, of options exercised during the fiscal years 2012, 2011 and 2010 was approximately $24.3 million, $34.9 million and $18.1 million, respectively.

As of June 30, 2012, there was approximately $26.8 million (net of estimated forfeitures) in non-cash share-based compensation costs related to non-vested options that are expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.88 years.

Cash received from options exercised during the fiscal years 2012, 2011 and 2010 was approximately $14.9 million, $28.1 million and $23.3 million, respectively.

4.	Acquisitions:

FY 2012:

On May 31, 2012, the Company acquired all of the outstanding shares of capital stock of Torex Retail Holdings Limited (“Torex”) for a purchase price of approximately £119.9 million (approximately $184.7 million at the May 31, 2012 exchange rate). Headquartered in Dunstable, England, Torex is a provider of point-of-sale systems and back office products for retailers, gas stations, convenience stores and pubs and restaurants in the United Kingdom and Europe. The Company, through one of its subsidiaries, also purchased certain assets of Torex located in the U.S. for a purchase price of £2.5 million (approximately $3.9 million). These amounts exclude cash acquired of approximately £5.8 million (approximately $8.9 million). The Company also assumed third party debt valued at £45.2 million (approximately $69.6 million), which was immediately repaid as part of the acquisition. Of the purchase price, £19.4 million (approximately $29.9 million) was paid into escrow upon closing to provide for payment of post-closing indemnification obligations of the Torex selling stockholders, if any. The majority of amounts held in escrow will be released over the next two years, subject to indemnification claims, if any. Given the proximity of the acquisition to June 30, 2012, the purchase price allocation is not finalized, however the Company does not expect future adjustments to be material. The Company entered into this transaction to increase its presence in the Europe retail market and to reduce costs through economies of scale and synergies.

The following table summarizes the consideration paid for Torex, the recognized amounts of the assets acquired and liabilities assumed, and the useful lives of identifiable intangible assets as of the date of the Torex acquisition (in thousands):

Consideration:
Cash (net of cash acquired)	$188,579
Debt assumed	69,613
Fair value of total cash consideration transferred	$258,192

Acquisition-related costs	$1,580

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$48,658
Property, plant and equipment	3,654
Net deferred income taxes - noncurrent	31,899
Intangible assets	30,735
Purchased software technology	15,899
Other assets	183
Current liabilities	(72,984)
Net deferred income tax liabilities - noncurrent	(1,402)
Other noncurrent liabilities	(1,620)
Total identifiable net assets	55,022
Goodwill	203,170
Fair value of total consideration transferred	$258,192

Fair value of intangible assets subject to amortization		Useful Life (in years)
Customer lists	$28,223	10
Software license technology (recorded as purchased software costs)	15,899	1 – 7
Service revenue backlog	2,326	1
Other technology	602	3
Fair value of intangible assets subject to amortization	$47,050

Substantially all of the goodwill of approximately $203.2 million recorded in connection with the acquisition was included in the International segment and primarily reflects the anticipated synergies and economies of scale arising from the combination of the Company and Torex operations. None of the goodwill recognized is expected to be deductible for income tax purposes.

The pro forma consolidated revenue including the acquisition of Torex for the fiscal years ended June 30, 2012 and 2011 had the acquisition date been July 1, 2010, are approximately as follows:

(in thousands)	Revenue (unaudited)
Fiscal year 2012 supplemental pro forma from 7/1/2011 – 6/30/2012	$1,291,343
Fiscal year 2011 supplemental pro forma from 7/1/2010 – 6/30/2011	1,214,008

For fiscal years 2012 and 2011, the pro forma net income including the effect of Torex is immaterial to the Company’s consolidated net income. The above unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor do they indicate the results of operations in the future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, potential cost savings from synergies nor does it consider any potential impacts of current market conditions on revenues or other factors.

FY 2011:

During the fiscal year ended June 30, 2011, the Company acquired stock in three companies for an aggregate total cash purchase price of approximately $19.9 million, net of cash acquired. In addition, the sellers of two of the companies may receive up to an aggregate additional $2.1 million contingent upon achievement of certain specified financial targets during designated time periods. Approximately $1.5 million of the $2.1 million contingent payments has been included in the purchase price allocations based on fair value of these contingent obligations. As of June 30, 2012, approximately $1.9 million of the aggregate total purchase price was retained by the Company or held in escrow, to be used to satisfy specified claims made by the Company against the sellers. In connection with the acquisitions described above, the Company recorded aggregate goodwill of approximately $19.0 million and other intangible assets of approximately $4.8 million, principally comprised of customer relationships and developed technology which will be amortized over 2 to 10 years.

FY 2010:

On December 31, 2009, the Company acquired TIG Global LLC (now named MICROS E-Commerce, LLC) (“Micros E-Commerce”), an online marketer specializing in hotel and destination internet marketing, headquartered in the Washington, D.C. metropolitan area, for a total cash purchase price of approximately $29.0 million, net of cash acquired. Approximately $3.0 million of the total purchase price was held in escrow, to be used to satisfy specified claims made by the Company against the sellers, and was released to the sellers at two intervals during the following 18 months. In connection with the acquisition, the Company recorded goodwill of approximately $24.8 million and other intangible assets of approximately $6.8 million, principally comprised of customer relationships, which is being amortized over 10 years.

The goodwill recorded in connection with the fiscal years 2011 and 2010 acquisitions described above reflect the anticipated synergies arising from the combination of the Company’s and the acquired companies’ products and operations. The results of operations of the acquired entities have been included in the Company’s results of operations commencing beginning on the respective acquisition dates. The proforma impacts of the acquisitions in fiscal years 2011 and 2010 were not material.

5. Inventory:

The following table provides information on the components of inventory:

	As of June 30,
(in thousands)	2012	2011
Raw materials	$1,427	$1,604
Finished goods	42,851	36,515
Total inventory	$44,278	$38,119

6.	Property, plant and equipment:

The following table provides information on the components of property, plant and equipment:

	As of June 30,
(in thousands, except for number of years)	2012	2011	Useful Life (in years)
Leasehold improvements	$14,199	$12,896	Shorter of useful life or lease term
Machinery and equipment	13,820	14,282	3-10
Furniture and fixtures	20,980	21,254	7-10
Computer hardware and software	90,163	85,053	3-7
Total property, plant and equipment	139,162	133,485
Accumulated depreciation and amortization	(103,727)	(105,340)
Net property, plant and equipment	$35,435	$28,145

Depreciation expense for the fiscal years 2012, 2011 and 2010 was approximately $11.0 million, $11.5 million and $12.7 million, respectively.

7.	Line of credit:

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

As of June 30, 2012, the Company had no balances outstanding under the Credit Agreements and had applied approximately $0.5 million to guarantees. A total of approximately $49.5 million was available for future borrowings as of June 30, 2012.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the June 30, 2012 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of June 30, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the June 30, 2012 exchange rate) of the credit facility has been used for guarantees.

As of June 30, 2012, the Company had approximately $50.2 million borrowing capacity available under all of the credit facilities described above.

8.	Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are as follows:

	As of June 30,
(in thousands)	2012	2011
Compensation, benefits and related taxes	$84,497	$68,175
Deposits received from customers	25,616	28,604
Professional services	21,405	16,224
VAT and sales taxes	17,210	15,040
Product related	6,447	6,073
Acquisition holdbacks	1,193	2,534
Customer related	2,555	1,829
Deferred income taxes - current	2,244	1,817
Property related	3,792	858
Insurance	1,027	1,136
Other	8,228	6,611
Total accrued expenses and other current liabilities	$174,214	$148,901

9.	Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill are as follows:

(in thousands)	US/Canada	International	Total
Balance, June 30, 2010	$162,614	$51,211	$213,825
Goodwill adjustments for prior years’ acquisitions	(50)	8	(42)
Goodwill on acquisitions	0	19,543	19,543
Foreign currency translation	156	8,837	8,993
Balance, June 30, 2011	162,720	79,599	242,319
Goodwill adjustments for prior years’ acquisitions	(75)	74	(1)
Goodwill on acquisitions:
Torex	3,434	199,736	203,170
Others	1,051	0	1,051
Foreign currency translation	174	(2,596)	(2,422)
Balance, June 30, 2012	$167,304	$276,813	$444,117

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of and for the fiscal years 2012, 2011 and 2010. Subsequent to the annual impairment analysis date of July 1, 2011, there have been no events or circumstances that would have caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values.

10.	Intangible assets:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite. The following table provides information on the Company’s intangible assets:

(in thousands, except for number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
As of June 30, 2012:
Customer lists	$63,723	$(23,055)	$40,668	2 – 10
Non-compete agreements	427	(390)	37	2
Product lines	469	(286)	183	3
Service revenue backlog	2,452	(163)	2,289	2 – 5
Trademarks	1,529	(384)	1,145	10 – 25
Finite-lived purchased intangible assets	68,600	(24,278)	44,322
Trademarks	702	0	702
Total intangible assets	$69,302	$(24,278)	$45,024

As of June 30, 2011:
Customer lists	$35,938	$(18,924)	$17,014	2 – 10
Non-compete agreement	445	(255)	190	2
Product lines	281	(281)	0
Service revenue backlogs	78	(47)	31	5
Trademarks	1,771	(558)	1,213	10 – 25
Finite-lived purchased intangible assets	38,513	(20,065)	18,448
Trademarks	845	0	845
Total intangible assets	$39,358	$(20,065)	$19,293

Certain of the Company’s trademarks are deemed to have indefinite lives and therefore are not amortized. Amortization expense related to finite-lived purchased intangible assets was approximately $5.2 million, $5.3 million and $4.6 million in the fiscal years 2012, 2011 and 2010, respectively. During each of the fiscal years 2012, 2011 and 2010, the Company recorded approximately $1.3 million, $1.5 million and $1.5 million, respectively, in accelerated amortization expenses related to finite-lived customer related intangible assets due to increased attrition of customer relationships.

Subsequent to the annual impairment analysis date of July 1, 2011, there have been not been any events or circumstances that would have caused the Company to determine that it is more likely than not that indefinite-lived trademarks have been impaired.

Estimated amortization expense in future fiscal years ending June 30 is as follows (in thousands):

2013	$8,241
2014	5,333
2015	5,248
2016	4,738
2017	4,219
Later years	16,543
Total	$44,322

11.	Commitments and contingencies:

Leases

The Company and its subsidiaries lease office space under operating leases expiring at various dates through fiscal year 2022 and lease equipment under both operating and capital leases. Rent expense under the operating leases was as follows:

Fiscal Year Ended June 30, (in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2012	$30,990	$(972)	$30,018
2011	$30,039	$(955)	$29,084
2010	$29,338	$(937)	$28,401

As of June 30, 2012, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Fiscal Year Ended June 30, (in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
2013	$34,578	$(1,060)	$33,518	$89
2014	26,949	(944)	26,005	49
2015	19,942	(654)	19,288	16
2016	11,068	0	11,068	0
2017	2,729	0	2,729	0
2018 and thereafter	2,030	0	2,030	0
	$97,296	$(2,658)	$94,638	154
Less: current portion				89
Long-term obligations under capital lease				$65

Legal proceedings

On May 22, 2008, a jury returned verdicts against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. and Shenango Systems Solutions v. MICROS Systems, Inc., et al. The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. The plaintiffs and the Company both appealed the verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania issued an opinion reversing and remanding $4.5 million of the award and affirming the remaining $3.0 million of the award, at which point the Company accrued a charge of $3.0 million in its selling, general and administrative expenses. The plaintiffs and the Company both appealed the Superior Court decision on various grounds. On April 10, 2012, the Pennsylvania Supreme Court denied all of the petitions for appeal. The matter was accordingly remanded to the trial court for further proceedings consistent with the Superior Court decision. On June 7, 2012, the Company paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango case and all amounts that were no longer in dispute to the plaintiff in the Roth case, including as to each payment (i) interest that accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. The remaining amounts in dispute in the Roth case are not material.

The Company is and has been involved in legal proceedings arising in the normal course of business, and the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position, or cash flows. However, litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. An adverse outcome in current or future litigation could have a material adverse effect on the Company’s business, financial conditions, results of operations, and liquidity.

12. Shareholders’ equity:

In August 2010, the Company’s Board of Directors authorized the purchase of up to 2 million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of June 30, 2012, approximately 1.6 million additional shares remain available for purchase under this authorization.

The following table summarizes the cumulative number of shares purchased under the August 2010 and previous purchase authorizations. All of the purchased shares were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2009	10,718	$19.39	$207,829
Fiscal year 2010	1,646	$28.94	47,635
As of June 30, 2010	12,364	$20.66	255,464
Fiscal year 2011	708	$47.19	33,403
As of June 30, 2011	13,072	$22.10	$288,867
Fiscal year 2012	1,288	$45.96	59,199
As of June 30, 2012	14,360	$24.24	$348,066

13.	Income taxes:

Income before taxes was taxed as indicated in the following jurisdictions:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
U.S./Canada	$124,860	$118,599	$82,626
International	112,331	91,013	85,499
Total income tax before taxes	$237,191	$209,612	$168,125

The components of income tax expense were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Current:
Federal	$46,991	$45,319	$32,498
State	4,153	6,099	4,554
Foreign	22,382	22,160	18,755
Total current income tax expense	73,526	73,578	55,807
Deferred:
Federal	(2,650)	(5,603)	(1,311)
State	(235)	(492)	(117)
Foreign	(551)	(2,484)	(1,634)
Total deferred income tax expense	(3,436)	(8,579)	(3,062)
Total income tax expense	$70,090	$64,999	$52,745

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.6	1.7	1.4
Effect of tax rates in foreign jurisdictions	(11.4)	(11.0)	(11.6)
Share-based and other compensation	1.4	1.4	1.5
Non-deferred foreign income	0.3	0.4	0.3
Domestic manufacturing deduction	(1.0)	(1.0)	(0.7)
Valuation allowances	0.3	1.5	2.0
Net uncertain tax positions	1.4	3.1	2.1
Foreign withholding taxes	0.8	0.7	1.0
Other differences	1.1	(0.8)	0.4
Effective tax rate	29.5%	31.0%	31.4%

The Company has not provided U.S. deferred income taxes on the cumulative unremitted earnings of its significant non-U.S. affiliates as the Company plans to permanently reinvest cumulative unremitted foreign earnings outside the U.S. These cumulative unremitted foreign earnings of approximately $751 million, $670 million and $554 million for fiscal years 2012, 2011 and 2010, respectively, relate primarily to ongoing operations in foreign jurisdictions and are required to fund foreign operations, foreign acquisitions such as Torex, capital expenditures and expansion requirements. It is not practicable to determine the unrecognized deferred income taxes on these foreign subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
(in thousands)	2012	2011
Deferred tax assets:
Share-based compensation	$20,177	$15,277
Net operating loss carryforwards	59,034	14,357
Accruals	13,207	11,732
Accounts receivable reserves	7,574	7,759
Other unrealized gains and losses	6,657	5,865
Intercompany profit eliminations	2,962	4,384
Deferred revenues and customer deposits	673	4,001
Inventory	3,113	3,147
Benefit related accruals	2,330	2,177
Other	755	128
Total deferred tax assets	116,482	68,827

Deferred tax liabilities:
Intangible assets amortization	(26,724)	(15,051)
Capitalized software development costs	(2,748)	(4,070)
Depreciation	(831)	(411)
Total deferred tax liabilities	(30,303)	(19,532)

Valuation allowance:
Auction rate securities	(5,338)	(3,810)
Net operating losses	(15,619)	(11,284)
Other	(2,690)	(2,406)
Total valuation allowance	(23,647)	(17,500)
Net deferred tax assets	$62,532	$31,795

The tax effected net operating loss carryforwards and related valuation allowance are as follows:

	As of June 30,
(in thousands)	2012	2011
Net operating loss carryforwards:
U.S./Canada	$3,958	$3,204
International	55,076	11,153
Total net operating loss carryforwards	59,034	14,357
Net operating loss carryforward valuation allowance:
U.S./Canada	(939)	(131)
International	(14,680)	(11,153)
Total net operating loss carryforward valuation allowance	(15,619)	(11,284)
Net operating loss carryforwards, net of valuation allowance	$43,415	$3,073

The Company is profitable on a consolidated basis. However, it has incurred losses in certain jurisdictions. A valuation allowance has been provided at June 30, 2012 and 2011 to offset the related deferred tax assets in these jurisdictions due to uncertainty of realizing the benefit of the net operating loss carryforwards and other deferred tax assets.

The Company’s net operating loss carryforwards and tax credit carryforwards as of June 30, 2012 expire as follows:

	Expires in Fiscal Year Ending June 30,
(in thousands)	2013	2014	Thereafter	No Expiration	Total
U.S./Canada:
Net operating loss carryforwards	$0	$0	$3,958	$0	$3,958
Valuation allowances	0	0	0	(939)	(939)
Total U.S.	0	0	3,958	(939)	3,019
International:
Net operating loss carryforwards	0	0	9,811	45,265	55,076
Valuation allowances	0	0	(8,380)	(6,300)	(14,680)
Total international	0	0	1,431	38,965	40,396
Net operating loss carryforwards, net of valuation allowances	$0	$0	$5,389	$38,026	$43,415

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain. Under applicable accounting guidance, the Company is unable to recognize the effects of a tax position in its financial statements unless the position satisfies a minimum recognition threshold mandated by the guidance. The Company’s net unrecognized income tax benefits were approximately $34.7 million and $31.4 million, including interest and penalties of approximately $3.2 million and $2.8 million, at June 30, 2012 and 2011, respectively. The Company has recognized approximately $0.6 million and $0.8 million of interest expense for the fiscal years ending June 30, 2012 and 2011, respectively. The interest and penalties related to unrecognized income tax benefits are classified as a component of income tax expense. Components of the previously unrecognized income tax benefits were recorded as non-current to the extent that the Company does not anticipate making a payment within 12 months of the balance sheet date. To the extent ultimately recognized, the previously unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate. The Company has recognized a net increase of income tax expenses with respect to previously unrecognized tax benefits, including interest and penalties for the fiscal year ended June 30, 2012, which includes a reduction in the effective tax rate of 2.1% and income tax expense by approximately $5.0 million, primarily due to the expiration of statutes of limitations.

Tax authorities periodically audit the Company’s income tax returns. These audits include examination of the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income and expenses among tax jurisdictions.  The Company files income tax returns with tax authorities in the U.S. as well as with various foreign tax jurisdictions. The Company currently considers its major taxing jurisdictions to include the U.S., the United Kingdom, Germany and Ireland.

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2009, by the U.K. tax authorities for tax years ending before June 2009, the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2008. Certain periods prior to these dates, however, could typically be subject to adjustment due to the impact of items such as competent authority or carryback or carryforward claims.

The Company estimates that within the next 12 months, it will decrease unrecognized income tax benefits, including interest and penalties by approximately $9.5 million to $11.5 million due to the expiration of statutes of limitations and settlement of issues with tax authorities, which would increase earnings as a result of a reduction in tax expense. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company will continue to generate liabilities for uncertain tax positions. Due to changes in the mix of earnings among jurisdictions and the impact of discrete items recognized on an intraperiod basis, there may be some degree of volatility to the quarterly tax rate. The statute of limitations associated with our significant tax jurisdictions, generally expires in our third quarter.

The significant components of the Company’s gross unrecognized tax benefits are as follows:

	As of June 30,
(in thousands)	2012	2011
Balance, beginning of year	$30,013	$20,644
Current year uncertain tax positions:
Gross increases	8,183	7,925
Prior year uncertain tax positions:
Gross increases	229	1,857
Gross decreases	(1,337)	0
Gross increases - acquisitions	0	2,825
Expiration of statute of limitations	(5,009)	(3,238)
Balance, end of year	$32,079	$30,013

14.	Other income (expense), net:

The following table provides information regarding the components of other income (expense):

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Credit based impairment losses on investments	$(4,000)	$(4,293)	$(4,783)
Foreign exchange (loss) gain, net	(661)	(1,317)	974
Other, net	544	100	144
Total other expense, net	$(4,117)	$(5,510)	$(3,665)

15.	Employee benefit plans:

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

During the fiscal years 2012, 2011, and 2010, the Company’s matching contributions to the Plan were approximately $2.1 million, $2.2 million and $2.1 million, respectively. The Company does not have any material obligations to past or present employees related to post employment benefits under the Plan.

Defined benefit planS

The Company’s Supplemental Executive Retirement Plan (“SERP”) provides designated officers and executives of the Company or their designated beneficiaries with benefits upon retirement or death. The Company funds the benefits under the SERP with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company. As of June 30, 2012, there are three participants, all of whom are all fully vested. The Company also sponsors similar plans related to its acquisition of Torex. As of June 30, 2012 and 2011, total accumulated benefit obligations of approximately $6.8 million and $4.8 million, respectively, were included in Other Non-Current Liabilities on the consolidated balance sheets.

In addition, the Company sponsors pension plans inherited with its acquisition of Torex. The following tables provide information regarding these plans for the period ended June 30, 2012 (in thousands):

Change in Projected Benefit Obligation (“PBO”):
PBO at the beginning of year	$0
Acquired PBO – Torex	40,409
Service cost	29
Interest cost	184
Actuarial (gain) loss	108
Benefit payments	(184)
PBO at the end of year	$40,546

Fair Value of Plan Assets:
Fair value at the beginning of year	$0
Acquired fair value of plan assets - Torex	40,160
Return on assets	134
Contributions	63
Actuarial (gain) loss	(25)
Benefit payments	(153)
Fair value at the end of the year	$40,179

Funded Status of the Plan
(Unfunded) status of PBO	$(388)
Unrecognized prior service cost	N/A
Unrecognized net actuarial (gain) losses	N/A
Accrued benefit cost	$(388)

Accumulated benefit obligation	$388

Amount recognized in the consolidated balance sheet:
Accrued benefit liability (1)	$(388)

(1) Accrued benefit liability is included in Other Non-Current Liabilities in the consolidated balance sheet.

Assumptions used to measure benefit obligations at June 30, 2012 were as follows:

Discount rate	2.2% - 4.5%
Return on plan assets	3.7% - 4.3%

The total periodic pension cost for the fiscal year ended June 30, 2012 for the inherited pension plans was immaterial.

As of June 30, 2012, the projected benefit payments to be paid from the Company’s inherited pension plans are as follows for the fiscal years ending June 30 (in thousands):

2013	$2,042
2014	1,727
2015	2,356
2016	1,884
2017	2,199
2018 – 2022	11,464

16.	Segment Information:

The Company is organized and operates in four operating segments: U.S./Canada, Europe, the Pacific Rim, and Latin America regions. The Company has identified U.S./Canada as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economical characteristics. Management views the U.S./Canada and international segments separately in operating its business, although the products and services are similar for each segment. The Company is in the process of integrating the Torex acquisition substantially into its International segment based on the physical locations of its operations. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographical locations, and are subsequently operated and managed as part of that operating segment.

A summary of certain financial information regarding the Company’s reportable segments is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
Revenues (1):
U.S./Canada	$565,731	$541,272	$491,632
International	589,850	511,883	461,310
Intersegment eliminations (2)	(48,050)	(45,296)	(38,623)
Total revenues	$1,107,531	$1,007,859	$914,319

Income before taxes (1):
U.S./Canada	$136,485	$130,254	$85,701
International	136,355	112,043	110,455
Intersegment eliminations (2)	(35,649)	(32,685)	(28,031)
Total income before taxes	$237,191	$209,612	$168,125

Capital expenditures (3):
U.S./Canada	$7,628	$5,333	$3,895
International	9,840	5,373	5,149
Total capital expenditures	$17,468	$10,706	$9,044

Depreciation and amortization (3):
U.S./Canada	$10,104	$11,129	$10,611
International	6,073	5,661	6,700
Total depreciation and amortization	$16,177	$16,790	$17,311

	As of June 30,
(in thousands)	2012	2011
Identifiable assets (3):
U.S./Canada	$724,902	$668,527
International	841,118	764,491
Total identifiable assets	$1,566,020	$1,433,018

Goodwill (3):
U.S./Canada	$167,304	$162,720
International	276,813	79,599
Total goodwill	$444,117	$242,319

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the asset.

The Company’s products are distributed in the U.S./Canada and internationally, primarily in Europe, the Pacific Rim, and Latin America through its subsidiaries, independent dealers/distributors and Company-owned sales and service offices. The Company’s principal customers are lodging, food service-related businesses, specialty retail, and entertainment venues. No single customer accounts for 10% or more of the Company’s consolidated revenues.

Revenues from unaffiliated customers by geographic location are as follows:

	Fiscal Year Ended June 30,
(in thousands)	2012	2011	2010
U.S./Canada	$521,275	$471,865	$439,792
International	586,256	535,994	474,527
Total revenue	$1,107,531	$1,007,859	$914,319

Long-lived assets (property, plant, and equipment) organized by geographic locations are as follows:

	As of June 30,
(in thousands)	2012	2011
U.S./Canada	$13,174	$13,053
International	22,261	15,092
Total long-lived assets	$35,435	$28,145

Foreign countries with material long-lived assets (property, plant, and equipment) are as follows:

	As of June 30,
(in thousands)	2012	2011
Ireland	$10,089	$6,916
U.K.	3,789	887

There were no other individual foreign countries in which the Company has material long-lived assets. The above chart does not include intangible assets.

There were no individual foreign countries in which the Company received material revenues from unaffiliated customers.

17.	quarterly financial information (unaudited):

Quarterly financial information is as follows:

	Fiscal Year 2012 (1), (2)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$256,558	$270,403	$278,044	$302,526
Gross margin	144,416	152,321	152,535	165,338
Income from operations	53,435	54,245	55,947	70,894
Net income attributable to MICROS Systems, Inc.	37,232	38,285	43,247	48,218
Income from operations per common share:
Basic	$0.66	$0.68	$0.70	$0.88
Diluted	0.65	0.66	0.68	0.86
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.46	$0.48	$0.54	$0.60
Diluted	0.45	0.47	0.53	0.59
Stock Prices (range of sales prices):
High	$52.24	$52.74	$55.76	$58.49
Low	38.38	41.11	46.63	48.11

	Fiscal Year 2011 (1), (2)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$233,414	$247,117	$253,193	$274,135
Gross margin	126,420	137,370	141,378	154,900
Income from operations	46,840	46,681	51,906	65,033
Net income attributable to MICROS Systems, Inc.	31,617	32,328	38,579	41,536
Income from operations per common share:
Basic	$0.58	$0.58	$0.64	$0.80
Diluted	0.57	0.56	0.63	0.78
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.39	$0.40	$0.48	$0.51
Diluted	0.39	0.39	0.47	0.50
Stock Prices (range of sales prices):
High	$43.28	$46.78	$50.00	$53.36
Low	30.96	41.79	42.76	46.02

(1)	Fiscal years ended June 30, 2012 and 2011 include approximately $16.5 million ($11.3 million, net of tax, or $0.14 per diluted share) and approximately $12.4 million ($8.0 million, net of tax, or $0.10 per diluted share), respectively, in non-cash share-based compensation expenses. See Note 3 “Share-based Compensation.” Fiscal years 2012 and 2011 also include other-than-temporary impairment losses of approximately $4.0 million and $4.3 million, respectively, for long-term investments. See Note 2 “Financial Instruments and Fair Value Measurements.”
(2)	The sum of quarterly amounts does not equal the sum of as reported amounts for the respective fiscal years due to rounding differences.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description (in thousands)	Balance at beginning of period	Charged To expense	Deductions (1)	Other (2)	Balance at end of period

Year ended June 30, 2012:
Allowance for doubtful accounts	$32,282	$7,137	$(5,285)	$(2,381)	$31,753
Income taxes - valuation allowance	17,500	782	0	5,365	23,647

Year ended June 30, 2011:
Allowance for doubtful accounts	$28,392	$6,168	$(4,972)	$2,694	$32,282
Income taxes - valuation allowance	11,596	3,085	0	2,819	17,500

Year ended June 30, 2010:
Allowance for doubtful accounts	$31,892	$3,979	$(6,622)	$(857)	$28,392
Income taxes - valuation allowance	8,520	3,295	0	(219)	11,596

(1)	Charge offs, net of recoveries.
(2)	Primarily related to foreign currency translation, except for income taxes valuation allowance for the years ended June 30, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2012	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: August 29, 2012	/s/ Michael P. Russo
Michael P. Russo
Vice President and Corporate Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman, President and	August 29, 2012
A. L. Giannopoulos	Chief Executive Officer

/s/Cynthia A. Russo	Executive Vice President and	August 29, 2012
Cynthia A. Russo	Chief Financial Officer
(Principal Financial Officer)

/s/Louis M. Brown, Jr.	Director and	August 29, 2012
Louis M. Brown, Jr.	Vice Chairman of the Board

/s/B. Gary Dando	Director	August 29, 2012
B. Gary Dando

/s/F. Suzanne Jenniches	Director	August 29, 2012
F. Suzanne Jenniches

/s/John G. Puente	Director	August 29, 2012
John G. Puente

/s/Dwight S. Taylor	Director	August 29, 2012
Dwight S. Taylor

EXHIBIT INDEX

(a) Exhibits, Financial Statement Schedule:

(1) Financial Statements – See the Index to Consolidated Financial Statements on page 47

(2) Schedule II – See the Index to Consolidated Financial Statements on page 47

(3) Exhibits:

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2011 Annual Meeting of Shareholders
10(b)	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.
10(b)(1)	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.
10(b)(2)	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
10(b)(3)	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.
10(b)(4)	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.
10(b)(5)	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.
10(b)(6)	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.
10(b)(7)	Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.
10(b)(8)	Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.
10(b)(9)	Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.
10(b)(10)	Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.
10(b)(11)	Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008.
10(b)(12)	Twelfth Amendment to Employment Agreement dated August 27, 2010, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.
10(c)	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.

10(c)(1)	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10(c)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(c)(2)	Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.
10(d)	Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
10(d)(1)	First Amendment to Employment Agreement dated January 25, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on January 27, 2011.
10(d)(2)*	Second Amendment to Employment Agreement dated November 7, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 7, 2011.
10(e)	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10(f)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10(f)(1)	First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC,, MICROS-Fidelio Worldwide, Inc., JTECH Communications, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(f)(2)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC (now named Micros E-Commerce LLC), Fry, Inc., JTECH Communications, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(g)(2) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(g)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10(g)(1)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(h)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(h)	Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009.

10(i)	Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd. (now known as Venture Group of Singapore), with an effective date of November 6, 2002 (incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009)
10(j)	Stock Purchase Agreement, by and between MICROS Systems, Inc., Torex Retail Holdings Limited, the stockholders and optionholders of Torex, and MF UK FC Limited (a wholly-owned subsidiary of MICROS Systems, Inc.) entered into by the parties on April 26, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 5, 2012).
14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.
21	Subsidiaries of the Company (filed herewith)
23(a)	Consent of Houlihan Capital Advisors LLC (filed herewith)
23(b)	Consent of PricewaterhouseCoopers LLP (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

