Form 10-Q
period 2012-09-30
MICROS SYSTEMS INC
filed 2012-10-29
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

YES ☐              NO ☑

As of September 30, 2012, there were issued and outstanding 80,233,609 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the three months ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value data)

	September 30,	June 30,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$574,028	$562,786
Short-term investments	7,140	19,252
Accounts receivable, net of allowance for doubtful accounts of $32,560 at September 30, 2012 and $31,753 at June 30, 2012	243,997	235,433
Inventory	48,859	44,278
Deferred income taxes	14,001	17,004
Prepaid expenses and other current assets	57,302	37,343
Total current assets	945,327	916,096

Long-term investments	34,458	34,456
Property, plant and equipment, net	36,381	35,435
Deferred income taxes, non-current	52,881	50,326
Goodwill	450,926	444,117
Intangible assets, net	43,426	45,024
Purchased and internally developed software costs, net of accumulated amortization of $88,863 at September 30, 2012 and $87,073 at June 30, 2012	34,511	33,980
Other assets	6,803	6,586
Total assets	$1,604,713	$1,566,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,451	$69,978
Accrued expenses and other current liabilities	145,660	174,214
Income taxes payable	6,107	1,788
Deferred revenue	191,348	169,989
Total current liabilities	406,566	415,969

Income taxes payable, non-current	31,092	34,722
Deferred income taxes, non-current	929	2,554
Other non-current liabilities	17,241	16,644
Total Liabilities	455,828	469,889

Commitments and contingencies (Note 12)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 80,234 at September 30, 2012 and 80,309 at June 30, 2012	2,006	2,008
Capital in excess of par	104,480	107,662
Retained earnings	1,041,886	1,000,822
Accumulated other comprehensive loss	(3,023)	(17,847)
Total MICROS Systems, Inc. shareholders' equity	1,145,349	1,092,645
Noncontrolling interest	3,536	3,486
Total equity	1,148,885	1,096,131

Total liabilities and shareholders' equity	$1,604,713	$1,566,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011

Revenue:
Hardware	$63,759	$48,409
Software	30,778	33,273
Services	205,314	174,876
Total revenue	299,851	256,558

Cost of sales:
Hardware	43,057	30,163
Software	5,365	4,859
Services	98,169	77,120
Total cost of sales	146,591	112,142

Gross margin	153,260	144,416

Selling, general and administrative expenses	77,745	75,410
Research and development expenses	16,803	11,335
Depreciation and amortization	5,525	4,236
Total operating expenses	100,073	90,981

Income from operations	53,187	53,435

Non-operating income (expense):
Interest income	1,347	1,972
Interest expense	(171)	(157)
Other (expense) income, net	(329)	547
Total non-operating income, net	847	2,362

Income before taxes	54,034	55,797
Income tax provision	12,968	18,414
Net income	41,066	37,383
Less: Net income attributable to noncontrolling interest	(2)	(151)
Net income attributable to MICROS Systems, Inc.	$41,064	$37,232

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.51	$0.46
Diluted	$0.50	$0.45

Weighted-average number of shares outstanding:
Basic	80,223	80,573
Diluted	81,969	82,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	September 30,
	2012	2011

Net income	$41,066	$37,383
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	14,874	(44,175)
Change in unrealized losses on long-term investments, net of tax benefits of $1 and $568	(2)	(924)
Total other comprehensive income (loss), net of taxes	14,872	(45,099)

Comprehensive income (loss)	55,938	(7,716)

Comprehensive (income) loss attributable to noncontrolling interest	(50)	256

Comprehensive income (loss) attributable to MICROS Systems, Inc.	$55,888	$(7,460)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	September 30,
	2012	2011

Net cash flows provided by operating activities	$6,022	$19,566

Cash flows from investing activities:
Proceeds from sales and maturities of investments	16,553	42,768
Purchases of investments	(4,029)	(32,406)
Purchases of property, plant and equipment	(3,796)	(4,079)
Internally developed software costs	(850)	(1,825)
Net cash paid for acquisitions	(129)	(491)
Other	43	15
Net cash flows provided by investing activities	7,792	3,982

Cash flows from financing activities:
Repurchases of common stock	(13,165)	(25,424)
Proceeds from stock option exercises	4,364	1,388
Realized tax benefits from stock option exercises	1,370	256
Other	(26)	(52)
Net cash flows used in financing activities	(7,457)	(23,832)

Effect of exchange rate changes on cash and cash equivalents	4,885	(28,425)

Net increase (decrease) in cash and cash equivalents	11,242	(28,709)

Cash and cash equivalents at beginning of period	562,786	661,259
Cash and cash equivalents at end of period	$574,028	$632,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2012	80,309	2,008	107,662	1,000,822	(17,847)	3,486	1,096,131
Net income	-	-	-	41,064	-	2	41,066
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	14,826	48	14,874
Unrealized losses on long-term investments, net of tax benefits of $1	-	-	-	-	(2)	-	(2)
Share-based compensation	-	-	4,210	-	-	-	4,210
Stock issued upon exercise of options	201	5	4,359	-	-	-	4,364
Repurchases of stock	(276)	(7)	(13,158)	-	-	-	(13,165)
Income tax benefit from options exercised	-	-	1,407	-	-	-	1,407
Balance, September 30, 2012	80,234	$2,006	$104,480	$1,041,886	$(3,023)	$3,536	$1,148,885

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2011	80,805	2,020	132,529	833,839	48,323	6,540	1,023,251
Net income	-	-	-	37,232	-	151	37,383
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(43,768)	(407)	(44,175)
Unrealized losses on long-term investments, net of tax benefits of $568	-	-	-	-	(924)	-	(924)
Share-based compensation	-	-	3,005	-	-	-	3,005
Stock issued upon exercise of options	56	1	1,387	-	-	-	1,388
Repurchases of stock	(576)	(14)	(25,410)	-	-	-	(25,424)
Income tax benefit from options exercised	-	-	268	-	-	-	268
Balance, September 30, 2011	80,285	$2,007	$111,779	$871,071	$3,631	$6,284	$994,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY

The following table provides information on the components of inventory:

	September 30,	June 30,
(in thousands)	2012	2012
Raw materials	$1,558	$1,427
Finished goods	47,301	42,851
Total inventory	$48,859	$44,278

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of September 30, 2012		As of June 30, 2012
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$7,312	$7,312	$19,419	$19,419
Auction rate securities	52,625	34,286	52,625	34,289
Total investments	$59,937	$41,598	$72,044	$53,708

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; inputs that are derived principally from or corroborated by observable market data or other means.
•	Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, September 30, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$7,312	$0	$7,312
Auction rate securities	0	0	34,286	34,286
Total short-term and long-term investments	$0	$7,312	$34,286	$41,598

Balance, June 30, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$19,419	$0	$19,419
Auction rate securities	0	0	34,289	34,289
Total short-term and long-term investments	$0	$19,419	$34,289	$53,708

At September 30, 2012 and June 30, 2012, the Company’s investments, other than the Company’s investments in auction rate securities, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the three months ended September 30, 2012 and 2011, the Company did not recognize any gains or losses on its investments other than those related to the Company’s investments in auction rate securities. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at September 30, 2012 are as follows:

	Amortized	Aggregate
(in thousands)	Cost Basis	Fair Value
Due within one year	$7,140	$7,140
Due between 1 – 2 years	172	172
Due after 10 years – auction rate securities	52,625	34,286
Total short-term and long-term investments	$59,937	$41,598

AUCTION RATE SECURITIES

The Company’s investments in auction rate securities, carried at estimated fair values, were its only assets valued on the basis of Level 3 inputs. Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process. The auction rate securities held by the Company are secured by student loans for which repayment is guaranteed either by the Federal Family Education Loan Program (“FFELP”) or insured by AMBAC Financial Group (“AMBAC”). AMBAC commenced a voluntary case under Chapter 11 of the US Bankruptcy Code in November 2010, which may enable it to limit or avoid its obligations to provide insurance for repayment of the relevant securities. Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity. As a result, the auction rate securities have been classified as long-term investments available-for-sale as of September 30, 2012 and June 30, 2012 instead of being classified as short-term investments, as was the case before February 2008. During the three months ended September 30, 2012 and 2011, the Company did not sell or redeem any of its investments in auction rate securities.

As of September 30, 2012, the Company updated its assessment as to whether it would likely recover the entire cost basis of each of the auction rate securities, and, therefore, whether the securities had incurred an other-than-temporary impairment. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that are considered in assessing the nature of the impairment include (a) the credit quality of the underlying security, (b) the extent to which and time period during which the fair value of each investment has been below cost, (c) the expected holding or recovery period for each investment, (d) the Company’s intent to hold each investment until recovery and likelihood that the Company will not be required to sell the security prior to recovery, and (e) the existence of any evidence of default by the issuer of the security. The Company engaged an independent valuation firm to perform a valuation of its auction rate securities in conjunction with the Company's assessment as to whether any impairment was temporary rather than other-than-temporary. The valuation firm used a discounted cash flow model that considered various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics, (d) discount rates, (e) severity of default and (f) probability that the securities will be sold at auction or through early redemption. The valuation firm used a mark to model approach to arrive at this valuation, which the Company reviewed and with which it agreed.

At September 30, 2012 approximately $29.9 million of the fair value of auction rate securities are supported by student loans guaranteed by FFELP and are carried at an aggregate discount from cost of approximately 8%. The remaining approximately $4.4 million of the fair value of auction rate securities, carried at an aggregate discount from cost of approximately 78%, are supported by student loans guaranteed by AMBAC and are therefore more sensitive to changes in significant unobservable inputs described below. However, due to the nature of the guarantees, the relative amounts invested and impairment losses already recorded, the sensitivity of the fair value measures to change in significant unobservable inputs is not considered material.

The most significant assumptions and unobservable inputs used in the valuation of the Company’s investments in auction rate securities are as follows:

Fair value at September 30, 2012 (in thousands)	$34,286
Valuation technique	Probability Weighted Discounted cash flow

Unobservable input:	Range (weighted average)
Maximum coupon rate	1.8%
Cumulative probability of earning maximum rate until maturity	0.1%
Cumulative probability of principal returned prior to maturity	59.5%
Cumulative probability of default	40.4%
Liquidity risk premium	4.3%
Recovery rate in default	32.4%

The unobservable inputs used in the fair value measurement of the Company’s investments in auction rate securities listed above are listed in order of significance to the Company’s valuation determination.

Based on its fair value assessments, the Company determined that its investments in auction rate securities as of both September 30, 2012 and June 30, 2012 were impaired by approximately $18.3 million. $14.0 million of this impairment at September 30, 2012 and June 30, 2012 was deemed to be other-than-temporary. The fair value assessment also included an evaluation of the amount of the other-than-temporary impairment attributable to credit loss. The factors considered in making an evaluation of the amount attributable to credit loss included the following: (a) default probability and the likelihood of restructuring of the security, (b) payment structure of the security to determine how the expected underlying collateral cash flows will be distributed to holders of the issuer’s securities and (c) performance indicators of the underlying student loan assets in the trust (including default and delinquency rates). These assumptions are subject to change as the underlying market conditions change. Based on its evaluations, the Company determined that, consistent with the June 30, 2012 valuation, all of the cumulative other-than-temporary impairment losses of $14.0 million as of September 30, 2012 were credit based, and were reflected in the Company’s statement of operations for periods prior to the three months ended September 30, 2012.

The remaining cumulative impairment losses of approximately $4.3 million (approximately $2.7 million, net of tax) were recorded in accumulated other comprehensive income, net of tax, as of September 30, 2012.

The following table contains a reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses for the three months ended September 30, 2012:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2012	$52,625	$(4,336)	$0	$(14,000)	$34,289
Changes in losses related to investments	0	(3)	0	0	(3)
Balance, September 30, 2012	$52,625	$(4,339)	$0	$(14,000)	$34,286

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.
(2)	Change in the amounts in this column is recorded in the condensed consolidated statement of operations.

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

During the three months ended September 30, 2012, the Company determined, based on its assessment of qualitative factors as of July 1, 2012, the date of the annual goodwill impairment test, that none of its reporting units met the “more likely than not” threshold requiring that the Company perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis.

During the three months ended September 30, 2012, the Company also completed its annual impairment tests on its indefinite-lived trademarks as of July 1, 2012. Based on its annual impairment test results, the Company determined that no impairment losses existed for its indefinite-lived trademarks as of July 1, 2012.

Subsequent to the annual impairment analysis date of July 1, 2012, there have been no events or circumstances that would have caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values. Subsequent to July 1, 2012, there have not been any events or circumstances that would have caused the Company to determine that it is more likely than not that indefinite-lived trademarks have been impaired.

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

As of September 30, 2012, the Company had no balances outstanding under the Credit Agreements and has applied approximately $0.6 million to guarantees. A total of approximately $49.4 million was available for future borrowings as of September 30, 2012.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the September 30, 2012 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of September 30, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the September 30, 2012 exchange rate) of the credit facility has been used for guarantees.

As of September 30, 2012, the Company had an aggregate borrowing capacity of approximately $50.2 million available under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2012	2011
Selling, general and administrative	$3,700	$2,659
Research and development	437	309
Cost of sales	73	37
Total non-cash share-based compensation expense	4,210	3,005
Income tax benefit	(1,264)	(943)
Total non-cash share-based compensation expense, net of tax benefit	$2,946	$2,062
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.04	$0.03

No non-cash share-based compensation expense has been capitalized for the three months ended September 30, 2012 and 2011. As of September 30, 2012, there was approximately $25.6 million (net of estimated forfeitures) in non-cash share-based compensation related to non-vested awards that are expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.7 years.

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

The following table provides a reconciliation of the net income available to MICROS Systems, Inc. to basic and diluted net income per share:

	Three Months Ended September 30,
(in thousands, except per share data)	2012	2011
Net income attributable to MICROS Systems, Inc.	$41,064	$37,232

Average common shares outstanding	80,223	80,573
Dilutive effect of outstanding stock options	1,746	1,837
Average common shares outstanding assuming dilution	81,969	82,410

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.51	$0.46
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.50	$0.45

Anti-dilutive weighted shares excluded from reconciliation	1,687	1,125

Results for the three months ended September 30, 2012 and 2011 include approximately $4.2 million ($2.9 million, net of tax) and $3.0 million ($2.1 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.04 and $0.03 for the three months ended September 30, 2012 and 2011, respectively.

8.	INCOME TAXES

The effective tax rate for the three months ended September 30, 2012 and 2011 was 24.0% and 33.0%, respectively.  The decrease in tax rate for the three months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to increases in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities and decreases in tax associated with changes in our earnings mix among jurisdictions.

The Company has recognized a net decrease in unrecognized tax benefits for the three months ended September 30, 2012 as compared to the same period in 2011, which resulted in a reduction in the effective tax rate of 11.8% and a reduction in income tax expense by approximately $6.4 million. This reduction was primarily due to favorable settlements with tax authorities. The Company estimates that within the next 12 months, its unrecognized income tax benefits will decrease by between approximately $3.6 million to approximately $5.6 million due to the expiration of statues of limitations and settlement of issues with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities related to uncertain tax positions.

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2009, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2008. Certain periods prior to these dates, however, could be subject to adjustment via competent authority or due to the impact of items such as carryback or carryforward claims.

9.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Pronouncements

On July 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires the changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  In accordance with this update, the Company has presented two separate but consecutive statements which include the components of net income and other comprehensive income. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued revised FASB guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective for the Company beginning in its fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographic locations, and are subsequently operated and managed as part of that operating segment.

A summary of certain financial information regarding the Company’s reportable segments is as follows:

	Three Months Ended
	September 30,
(in thousands)	2012	2011
Revenues (1):
U.S./Canada	$129,288	$130,843
International	181,808	136,760
Intersegment eliminations (2)	(11,245)	(11,045)
Total revenues	$299,851	$256,558

Income before taxes (1):
U.S./Canada	$34,853	$32,177
International	27,480	31,889
Intersegment eliminations (2)	(8,299)	(8,269)
Total income before taxes	$54,034	$55,797

	As of
(in thousands)	September 30, 2012	June 30, 2012
Identifiable assets (3):
U.S./Canada	$714,292	$724,902
International	890,421	841,118
Total identifiable assets	$1,604,713	$1,566,020

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the assets.

11.	SHAREHOLDERS’ EQUITY

The Company’s Board of Directors periodically authorizes the purchase of up to a specified number of shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of September 30, 2012, approximately 1.4 million additional shares remain available for purchases under the most recent authorization.

The following table summarizes the cumulative number of shares purchased under all purchase authorizations. All of the purchased shares were retired and reverted to the status of authorized but unissued shares:

		Average
	Number of	Purchase Price	Total Purchase
(in thousands, except per share data)	Shares	per Share	Value
Total shares purchased:
As of June 30, 2012	14,360	$24.24	$348,066
Three months ended September 30, 2012	276	47.63	13,165
As of September 30, 2012	14,636	$24.68	$361,231

12.	COMMITMENTS AND CONTINGENCIES

On May 22, 2008, a jury returned verdicts against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. (the “Roth Matter”) and Shenango Systems Solutions v. MICROS Systems, Inc., et al. (the “Shenango Matter”). The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. Both parties appealed the original verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania reversed and remanded the trial court judgment as to $4.5 million of the award and affirmed the trial court judgment as to the remaining $3.0 million of the award. Following the denial of appeals of the Superior Court decision by the Pennsylvania Supreme Court on April 10, 2012, the Company accrued a charge of $3.0 million in its selling, general and administrative expenses. The matter was subsequently remanded to the Court of Common Pleas (the trial court) for further proceedings consistent with the appellate decisions. On June 7, 2012, the Company paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango Matter and all amounts that were no longer in dispute and that were payable to the plaintiff in the Roth Matter, including as to each payment (i) interest that accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. Subsequently, the Court of Common Pleas entered an order amending the judgment in favor of the plaintiff in the Roth Matter to an award of approximately $2.8 million. The Company intends to file a motion for reconsideration of the revised award and also is preparing to appeal if the motion is denied.

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

Examples of such forward-looking statements in this Quarter Report on Form 10-Q include the following:

•	our statements regarding valuation of our investments in auction rate securities and our plans to monitor our investments including as to liquidity of and creditworthiness of the issuers of the auction rate securities;
•	our belief that any reduction in liquidity of auction rate securities will not have a material impact on our overall liquidity;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recently adopted accounting standards;
•	our belief that, except as noted, existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding the effects of current economic conditions on our customers, our distributors, and our business generally;
•	our expectations regarding effective tax rates in future periods;
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British Pound Sterling) on our financial performance; and
•	our expectations about the adequacy of our cash flows and our available borrowing capacity to meet our working capital needs, and our ability to raise additional funds if and when needed.

RESULTS OF OPERATIONS

The following discussion of our results of operations for the three months ended September 30, 2012 includes the results of operations of Torex Retail Holdings Ltd. (“Torex”), a company we acquired on May 31, 2012.

Revenue:

The following table provides information regarding sales mix by reportable segments for the three months ended September 30, 2012 and 2011 (amounts are net of intersegment eliminations, and are based on the location of the customer):

	Three Months Ended September 30,
	U.S./Canada		International		Total
(in thousands)	2012	2011	2012	2011	2012	2011
Hardware	$27,474	$21,503	$36,285	$26,906	$63,759	$48,409
Software	9,755	12,029	21,023	21,244	30,778	33,273
Service	81,134	80,625	124,180	94,251	205,314	174,876
Total Revenue	$118,363	$114,157	$181,488	$142,401	$299,851	$256,558

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended September 30,
(in thousands)	2012	2011
Hardware	21.3%	18.9%
Software	10.2%	13.0%
Service	68.5%	68.1%
Total	100.0%	100.0%

For the three months ended September 30, 2012, total revenue was approximately $299.9 million, an increase of approximately $43.3 million, or 16.9% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware and service revenue increased by 31.7% and 17.4%, respectively, compared to the same period last year. Software revenue decreased by 7.5% compared to the same period last year. A substantial portion of the increase in hardware and service revenue is attributable to the hardware and service revenue generated by Torex.
•	Additional total revenue of approximately $48.0 million generated by Torex.
•	We believe these results, particularly the decrease in software revenue, reflect continued adverse impact caused by current global economic uncertainty.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the Euro against the U.S. dollar, negatively impacted total revenue by approximately $8.2 million.

The International segment revenue for the three months ended September 30, 2012 increased by approximately $39.1 million, an increase of 27.4% compared to the same period last year due to the following:

•	Hardware and service revenue increased by 34.9% and 31.8%, respectively, compared to the same period last year. Software revenue decreased by 1.0% compared to the same period last year. A substantial portion of the increase in hardware and service revenue is attributable to the hardware and service revenue generated by Torex, the revenues for which is almost entirely attributable to the International segment.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for Euro against the U.S. dollar, negatively impacted total revenue by approximately $8.2 million.

U.S. segment revenue for the three months ended September 30, 2012 increased approximately $4.2 million, an increase of 3.7% compared to the same period last year due to the following:

•	Hardware and service revenue increased by 27.8% and 0.6%, respectively, compared to the same period last year. The increase in hardware revenue was primarily due to an increase in sales of third party computer equipment to our retail customers.
•	The software revenue decreased by 18.9% compared to the same period last year. We believe this result reflects continued adverse impact caused by current global economic uncertainty.

Cost of Sales:

The following table provides information regarding our cost of sales:

	Three Months Ended September 30,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$43,057	67.5%	$30,163	62.3%
Software	5,365	17.4%	4,859	14.6%
Service	98,169	47.8%	77,120	44.1%
Total Cost of Sales	$146,591	48.9%	$112,142	43.7%

For the three months ended September 30, 2012 and 2011, cost of sales as a percent of revenue were 48.9% and 43.7%, respectively. Hardware cost of sales as a percent of related revenue for the three months ended September 30, 2012 increased 5.2% compared to the same period last year. Software cost of sales as a percent of related revenue for the three months ended September 30, 2012 increased approximately 2.8% compared to the same period last year. Service costs as a percent of related revenue for the three months ended September 30, 2012 increased 3.7% compared to the same period last year. These increases were substantially due to our acquisition of Torex, which has lower margins in its products and services and higher sales of non-proprietary hardware, than MICROS generally realizes. The increases in cost of sales were also due to unfavorable product mix between software sales and hardware sales; between MICROS hardware products sales and third party hardware sales; and between professional services and maintenance services.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended September 30, 2012, were 25.9%, a decrease of 3.5% compared to the same period last year. This decrease was primarily due to decreases in compensation related expenses as compared to the same period last year.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended September 30,
(in thousands)	2012	2011
R&D labor and other costs	$17,653	$13,160
Capitalized software development costs	(850)	(1,825)
Total R&D expenses	$16,803	$11,335
% of Revenue	5.6%	4.4%

The decrease in capitalized software development costs is primarily related to the completion of the development of our next generation retail related software during the current period. The increase in total R&D expenses is primarily related to R&D expenses associated with Torex, a company that we acquired subsequent to the prior year period.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended September 30, 2012 were approximately $5.5 million, an approximately $1.3 million increase compared to the same period in 2011. This increase is related to amortization of intangible assets related to Torex, a company that we acquired subsequent to the prior year period, substantially due to amortization of acquired intangible assets.

Share-Based Compensation Expenses:

The following table provides information regarding the allocation of non-cash share-based compensation expense across SG&A expense, R&D expense and cost of sales:

	Three Months Ended September 30,
(in thousands, except per share data)	2012	2011
SG&A	$3,700	$2,659
R&D	437	309
Cost of sales	73	37
Total non-cash share-based compensation expense	4,210	3,005
Income tax benefit	(1,264)	(943)
Total non-cash share-based compensation expense, net of tax benefit	$2,946	$2,062
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.04	$0.03

As of September 30, 2012, there was approximately $25.6 million in non-cash share-based compensation cost related to non-vested awards that were not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Non-operating Income:

Net non-operating income for the three months ended September 30, 2012 was approximately $0.8 million compared to approximately $2.4 million for the same period in 2011. The decrease of approximately $1.5 million was primarily due to foreign currency exchange losses of approximately $0.7 million for the three months ended September 30, 2012 compared to foreign currency exchange gains of approximately $0.5 million for the same period in 2011. The decrease was also attributable to a decrease in interest income of approximately $0.6 million due to aggregate decreases of approximately $163.3 million in cash equivalents and in short-term and long-term investment balances, from $778.9 million at September 30, 2011 to $615.6 million at September 30 2012 and due to lower interest rates during the three months ended September 30, 2012 compared to the same period last year. This decrease in cash equivalents and investment balances reflects the use of funds to acquire Torex in May 2012.

Income Tax Provisions:

The effective tax rate for the three months ended September 30, 2012 and 2011 was 24.0% and 33.0%, respectively.  The decrease in tax rate for the three months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to increases in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities and decreases in tax associated with changes in our earnings mix among jurisdictions.

Based on currently available information, we estimate that the fiscal year 2013 effective tax rate will be approximately between 27% and 28%.  We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

We have recognized a net decrease in unrecognized tax benefits for the three months ended September 30, 2012 as compared to the same period in 2011, which resulted in a reduction in the effective tax rate of 11.8% and a reduction in income tax expense by approximately $6.4 million. This reduction was primarily due to favorable settlements with tax authorities. We estimate that within the next 12 months, our unrecognized income tax benefits will decrease by between approximately $3.6 million to approximately $5.6 million due to the expiration of statues of limitations and settlement of issues with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities related to uncertain tax positions.

Our income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2009, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2008. Certain periods prior to these dates, however, could be subject to adjustment via competent authority or due to the impact of items such as carryback or carryforward claims.

Recent accounting standards

Recently Adopted Accounting Pronouncements

On July 1, 2012, we adopted FASB guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires the changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In accordance with this update, we have presented two separate but consecutive statements which include the components of net income and other comprehensive income. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued revised FASB guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective for us beginning in our fiscal year 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee. Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2012 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our Condensed Consolidated Statement of Cash Flows summary is as follows:

	Three Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$6,022	$19,566
Investing activities	7,792	3,982
Financing activities	(7,457)	(23,832)

Operating activities:

Net cash provided by operating activities for the three months ended September 30, 2012 decreased approximately $13.5 million compared to the three months ended September 30, 2011. This decrease was primarily due to certain unfavorable changes in working capital in comparison to the same period last year, including higher bonus and interim income tax payments during the three months ended September 30, 2012 as compared to September 30, 2011, a longer collection period for domestic receivables and higher inventory levels. These unfavorable changes were partially offset by an increase in net income of approximately $3.8 million.

Investing activities:

Net cash provided by investing activities for the three months ended September 30, 2012 was approximately $7.8 million, reflecting approximately $12.5 million in cash received from the sale of investments, net of cash used to purchase investments. We used approximately $4.6 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Net cash provided by investing activities for the three months ended September 30, 2011 was approximately $4.0 million, reflecting approximately $10.4 million in cash received from the sale of investments, net of cash used to purchase investments. We used approximately $5.9 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Financing activities:

Net cash used in financing activities for the three months ended September 30, 2012 was approximately $7.5 million, reflecting approximately $13.2 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $4.4 million and realized tax benefits from stock option exercises of approximately $1.4 million.

Net cash used in financing activities for the three months ended September 30, 2011 was approximately $23.8 million, reflecting approximately $25.4 million used to purchase our stock, partially offset by proceeds from stock option exercises of approximately $1.4 million and realized tax benefits from stock option exercises of approximately $0.3 million.

Capital Resources

Our cash and cash equivalents and short-term investment balance of approximately $581.2 million at September 30, 2012 is a decrease of approximately $0.9 million from the June 30, 2012 balance. At September 30, 2012, approximately $251.6 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any taxes, which could be significant, and the application of any tax credits, would be determined based on the income tax laws at the time of such repatriation.

The favorable foreign exchange rate fluctuations, substantially for the Euro against the U.S. dollar as compared to June 30, 2012, increased our cash and cash equivalents’ balance at September 30, 2012 by approximately $4.9 million. All cash and cash equivalents and short-term investments are being retained for our operations, expansion of our business, the repurchase of our common stock, and future acquisitions.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit. As of September 30, 2012, we had no balance outstanding under the Credit Agreements and had applied approximately $0.6 million to guarantees. We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the September 30, 2012 exchange rate). As of September 30, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the September 30, 2012 exchange rate) of the credit facility has been used for guarantees. As of September 30, 2012, we had an aggregate borrowing capacity of approximately $50.2 million under all of the credit facilities described above. See Note 5 “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

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

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	September 30,	June 30,
(in thousands, except ratios)	2012	2012
Cash and cash equivalents and short-term investments (1)	$581,168	$582,038
Available credit facilities	$51,286	$51,266
Outstanding credit facilities	0	0
Outstanding guarantees	(1,119)	(1,055)
Unused credit facilities	$50,167	$50,211
Working capital (2)	$538,761	$500,127
MICROS Systems, Inc.’s shareholders’ equity	$1,145,349	$1,092,645
Current ratio (3)	2.33	2.20

(1)	Does not include approximately $34.3 million invested in auction rate securities, classified as long-term investments in our Condensed Consolidated Balance Sheet as of September 30, 2012 and June 30, 2012.
(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk

We recorded foreign sales, including exports from the U.S./Canada, of approximately $181.5 million and $142.4 million during the three months ended September 30, 2012 and 2011, respectively, to customers located primarily in Europe, Asia and Latin America. See Note 10, “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

Our international business and presence expose us to certain risks, such as currency, interest rate and political risks. With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries. The fluctuation of currencies impacts reported sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency.

We transacted business in 41 and 40 currencies in the three months ended September 30, 2012 and 2011, respectively. The relative currency mix for the three months ended September 30, 2012 and 2011 was as follows:

	% of Reported Revenues Three Months Ended September 30,		Exchange Rates to U.S. Dollar as of September 30,
Revenues by currency(1):	2012	2011	2012	2011
United States Dollar	41%	50%	1.0000	1.0000
Euro	25%	23%	1.2859	1.3387
British Pound Sterling	14%	8%	1.6163	1.5588
Australian Dollar	2%	3%	1.0379	0.9664
Swiss Franc	1%	2%	1.0640	1.1011
Singapore Dollar	1%	1%	0.8147	0.7649
Canadian Dollar	1%	1%	1.0167	0.9525
Swedish Krona	1%	1%	0.1523	0.1455
Norwegian Krone	1%	1%	0.1745	0.1705
Mexican Pesos	1%	1%	0.0777	0.0719
All Other Currencies(2)	12%	9%	0.1672	0.1670
Total	100%	100%

(1) Calculated using weighted average exchange rates for the fiscal period.
(2) The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average September 30, 2012 and June 30, 2012 exchange rates for the currencies. Weighting is based on the three month fiscal period revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the period.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the three months ended September 30, 2012 would have affected our total revenues by approximately $11.8 million, or 3.9%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

Interest rate risk

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives. At September 30, 2012, we had no borrowings and had not entered into any instruments to hedge our exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase in the future with increases in the outstanding amount under the line of credit. As we did not have any borrowings as of September 30, 2012, a 1% change in interest rate would have no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including auction rate securities, are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of September 30, 2012, but the change in our interest income for the three months ended September 30, 2012 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $1.5 million based on the cash, cash equivalents and short term investment balances as of September 30, 2012.

To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond ratings of “A” and above. See Note 3 “Financial Instruments and Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for a discussion regarding auction rate securities.

Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

ITEM 1A. RISK FACTORS.

In addition to other information presented in this report, including the risk factors set forth below, you should consider carefully the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012.

Weakened consumer spending, and low or declining gross domestic products (“GDPs”) in many of the countries in which we have a presence, coupled with difficulties many businesses continue to encounter in obtaining credit, have negatively affected our customers’ operating results, which we believe may have an adverse impact on their ability to acquire or open new hospitality and retail venues, as well as their ability to make significant capital expenditures on the systems that we sell. We believe these constraints may cause and in some cases may have already caused our customers to maintain their existing systems rather than purchase newer systems.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2010, the Company’s Board of Directors authorized the purchase of up to 2 million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

As of September 30, 2012, approximately 1.4 million shares remain available for purchase under this authorization. During the first quarter of fiscal year 2013, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
07/01/12 – 07/31/12	100,000	$47.41	100,000	1,540,270
08/01/12 – 08/31/12	100,000	$47.19	100,000	1,440,270
09/01/12 – 09/30/12	76,402	$48.49	76,402	1,363,868
	276,402		276,402

(1) Purchases of company securities described in the table were made under the repurchase authorized on August 24, 2010. The repurchase authorization expires on August 24, 2013.

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
23	Consent of Houlihan Capital Advisors, LLP (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
101	The following materials from MICROS Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: October 29, 2012	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: October 29, 2012	/s/ Michael P. Russo
Michael P. Russo
Vice President, Corporate Controller, and Principal Accounting Officer

