Form 10-Q
period 2012-12-31
MICROS SYSTEMS INC
filed 2013-01-25
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

YES ☐               NO ☑

As of December 31, 2012, there were issued and outstanding 79,340,976 shares of Registrant’s Common Stock, $0.025 par value.

1

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the three and six months ended December 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value data)

	December 31,	June 30,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$552,110	$562,786
Short-term investments	79,723	19,252
Accounts receivable, net of allowance for doubtful accounts of $31,601 at December 31, 2012 and $31,753 at June 30, 2012	215,549	235,433
Inventory	52,728	44,278
Deferred income taxes	13,313	17,004
Prepaid expenses and other current assets	54,995	37,343
Total current assets	968,418	916,096

Long-term investments	5,579	34,456
Property, plant and equipment, net	39,350	35,435
Deferred income taxes, non-current	54,602	50,326
Goodwill	453,956	444,117
Intangible assets, net	41,441	45,024
Purchased and internally developed software costs, net of accumulated amortization of $91,069 at December 31, 2012 and $87,073 at June 30, 2012	34,986	33,980
Other assets	6,837	6,586
Total assets	$1,605,169	$1,566,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,128	$69,978
Accrued expenses and other current liabilities	145,124	174,214
Income taxes payable	11,956	1,788
Deferred revenue	164,760	169,989
Total current liabilities	384,968	415,969

Income taxes payable, non-current	33,136	34,722
Deferred income taxes, non-current	866	2,554
Other non-current liabilities	15,988	16,644
Total Liabilities	434,958	469,889

Commitments and contingencies (Note 11)

Equity:
MICROS Systems, Inc. Shareholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 79,341 at December 31, 2012 and 80,309 at June 30, 2012	1,984	2,008
Capital in excess of par	71,773	107,662
Retained earnings	1,085,972	1,000,822
Accumulated other comprehensive income (loss)	7,389	(17,847)
Total MICROS Systems, Inc. shareholders' equity	1,167,118	1,092,645
Noncontrolling interest	3,093	3,486
Total equity	1,170,211	1,096,131

Total liabilities and shareholders' equity	$1,605,169	$1,566,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue:
Hardware	$67,245	$57,427	$131,004	$105,837
Software	38,747	34,552	69,525	67,824
Services	218,528	178,424	423,842	353,300
Total revenue	324,520	270,403	624,371	526,961

Cost of sales:
Hardware	43,295	36,637	86,352	66,800
Software	5,257	4,294	10,621	9,153
Services	103,849	77,151	202,019	154,271
Total cost of sales	152,401	118,082	298,992	230,224

Gross margin	172,119	152,321	325,379	296,737

Selling, general and administrative expenses	87,153	81,973	164,898	157,383
Research and development expenses	17,854	12,479	34,657	23,814
Depreciation and amortization	5,521	3,624	11,046	7,860
Total operating expenses	110,528	98,076	210,601	189,057

Income from operations	61,591	54,245	114,778	107,680

Non-operating income (expense):
Interest income	1,224	1,877	2,571	3,849
Interest expense	(95)	(112)	(266)	(270)
Other income (expense), net	2,859	(350)	2,530	198
Total non-operating income, net	3,988	1,415	4,835	3,777

Income before taxes	65,579	55,660	119,613	111,457
Income tax provision	21,289	17,477	34,257	35,891
Net income	44,290	38,183	85,356	75,566
Less: Net (income) loss attributable to noncontrolling interest	(204)	102	(206)	(49)
Net income attributable to MICROS Systems, Inc.	$44,086	$38,285	$85,150	$75,517

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.55	$0.48	$1.06	$0.94
Diluted	$0.54	$0.47	$1.04	$0.92

Weighted-average number of shares outstanding:
Basic	79,798	80,151	80,011	80,362
Diluted	81,289	81,971	81,643	82,190

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments included in other non-operating income (expense) (1):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011

Credit based OTTI recognized in non-operating income/expense	$600	$-	$600	$-

(1) See Note 3 "Financial Instruments and Fair Value Measurements" in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	December 31,
	2012	2011

Net income	$44,290	$38,183
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	7,729	(14,345)
Change in unrealized losses on long-term investments, net of taxes (benefits) of $1,653 and $39	2,685	64
Total other comprehensive income (loss), net of taxes	10,414	(14,281)

Comprehensive income	54,704	23,902

Comprehensive (income) loss attributable to noncontrolling interest	(206)	242

Comprehensive income attributable to MICROS Systems, Inc.	$54,498	$24,144

	Six Months Ended
	December 31,
	2012	2011

Net income	$85,356	$75,566
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	22,603	(58,520)
Change in unrealized losses on long-term investments, net of taxes (benefits) of $1,652 and ($529)	2,683	(860)
Total other comprehensive income (loss), net of taxes	25,286	(59,380)

Comprehensive income	110,642	16,186

Comprehensive (income) loss attributable to noncontrolling interest	(256)	498

Comprehensive income attributable to MICROS Systems, Inc.	$110,386	$16,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	December 31,
	2012	2011

Net cash flows provided by operating activities	$65,735	$63,389

Cash flows from investing activities:
Proceeds from maturities of investments	23,824	69,887
Proceeds from sales of auction rate securities	36,719	-
Purchases of investments	(83,841)	(74,327)
Purchases of property, plant and equipment	(10,009)	(8,300)
Internally developed software costs	(2,225)	(3,949)
Net cash paid for acquisitions	(167)	(520)
Other	45	36
Net cash flows used in investing activities	(35,654)	(17,173)

Cash flows from financing activities:
Repurchases of common stock	(53,372)	(48,449)
Proceeds from stock option exercises	4,655	3,060
Realized tax benefits from stock option exercises	1,426	1,322
Cash paid for acquisition of non-controlling interest	(846)	-
Other	(51)	(82)
Net cash flows used in financing activities	(48,188)	(44,149)

Effect of exchange rate changes on cash and cash equivalents	7,431	(37,278)

Net decrease in cash and cash equivalents	(10,676)	(35,211)

Cash and cash equivalents at beginning of period	562,786	661,259
Cash and cash equivalents at end of period	$552,110	$626,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2012	80,309	2,008	107,662	1,000,822	(17,847)	3,486	1,096,131
Net income	-	-	-	85,150	-	206	85,356
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	22,553	50	22,603
Unrealized losses on long-term investments, net of tax benefits of $1,652	-	-	-	-	2,683	-	2,683
Acquisition of non-controlling interest	-	-	(197)	-	-	(649)	(846)
Share-based compensation	-	-	11,526	-	-	-	11,526
Stock issued upon exercise of options	228	6	4,649	-	-	-	4,655
Repurchases of stock	(1,196)	(30)	(53,342)	-	-	-	(53,372)
Income tax benefit from options exercised	-	-	1,475	-	-	-	1,475
Balance, December 31, 2012	79,341	$1,984	$71,773	$1,085,972	$7,389	$3,093	$1,170,211

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2011	80,805	2,020	132,529	833,839	48,323	6,540	1,023,251
Net income	-	-	-	75,517	-	49	75,566
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(57,973)	(547)	(58,520)
Unrealized losses on long-term investments, net of tax benefits of $529	-	-	-	-	(860)	-	(860)
Share-based compensation	-	-	8,781	-	-	-	8,781
Stock issued upon exercise of options	192	5	3,055	-	-	-	3,060
Repurchases of stock	(1,076)	(27)	(48,422)	-	-	-	(48,449)
Income tax benefit from options exercised	-	-	1,408	-	-	-	1,408
Balance, December 31, 2011	79,921	$1,998	$97,351	$909,356	$(10,510)	$6,042	$1,004,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY

The following table provides information on the components of inventory:

(in thousands)	December 31, 2012	June 30, 2012
Raw materials	$1,422	$1,427
Finished goods	51,306	42,851
Total inventory	$52,728	$44,278

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of December 31, 2012		As of June 30, 2012
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$333	$333	$19,419	$19,419
Time deposit - domestic	34,118	34,118	0	0
U.S. government debt securities	45,451	45,451	0	0
Auction rate securities	6,000	5,400	52,625	34,289
Total investments	$85,902	$85,302	$72,044	$53,708

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; inputs that are derived principally from or corroborated by observable market data or other means.
•	Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, December 31, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$333	$0	$333
Time deposit - domestic	0	34,118	0	34,118
U.S. government debt securities	45,451	0	0	45,451
Auction rate security	0	0	5,400	5,400
Total short-term and long-term investments	$45,451	$34,451	$5,400	$85,302

Balance, June 30, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$19,419	$0	$19,419
Auction rate securities	0	0	34,289	34,289
Total short-term and long-term investments	$0	$19,419	$34,289	$53,708

At December 31, 2012 and June 30, 2012, the Company’s investments, other than the Company’s investment in auction rate securities, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the three and six months ended December 31, 2012 and 2011, the Company did not recognize any gains or losses on its investments other than those related to the Company’s investments in auction rate securities. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at December 31, 2012 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$79,723	$79,723
Due between 1 – 2 years	179	179
Due after 10 years – auction rate security	6,000	5,400
Total short-term and long-term investments	$85,902	$85,302

AUCTION RATE SECURITIES

The Company’s investment in one remaining auction rate security, carried at estimated fair value, was its only assets valued on the basis of Level 3 inputs at December 31, 2012. Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process. The one remaining auction rate security held by the Company is secured by student loans for which repayment is guaranteed by the Federal Family Education Loan Program (“FFELP”). Before February 2008, due to the liquidity previously provided by the interest rate reset mechanism and the anticipated short-term nature of the Company’s investment, the auction rate securities were classified as short-term investments available-for-sale in the Company’s consolidated balance sheets. Beginning in February 2008, auctions for these securities failed to obtain sufficient bids to establish a clearing rate, and the securities were not saleable in auction, thereby no longer providing short-term liquidity. The auction rate securities have been classified as long-term investments available-for-sale since February 2008 instead of being classified as short-term investments, as was the case before February 2008.

During the quarter ended December 31, 2012, the Company sold auction rate securities having a cost basis of approximately $46.6 million and a carrying value of approximately $32.6 million. As a result of the transaction, the Company recognized a gain of approximately $4.1 million.

A summary of the sale of auction rate securities during the three and six month periods ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Original cost, par value	$46,625	$0	$46,625	$0
Impairment losses previously recorded in:
Consolidated statement of operations	(14,000)	0	(14,000)	0
Carrying value	32,625	0	32,625	0
Proceeds from sales	36,719	0	36,719	0
Gain from sales recorded in consolidated statement of operations	$4,094	$0	$4,094	$0

As of December 31, 2012, following a series of disposals in the three months ended December 31, 2012, described in the table above, the Company had one auction rate security remaining with an original cost of $6.0 million. The Company updated its assessment as of December 31, 2012 as to whether it would likely recover the entire cost basis of this security, whether the security had incurred an other-than-temporary impairment, and the amount of the other-than-temporary impairment attributable to credit loss. The fair value assessment was based on a contingent written offer from the issuer of the security to repurchase the security, and the Company’s decision to sell it to the issuer. This assessment is subject to change based on the underlying contingent terms of the offer and market conditions. Based on its evaluation, the Company determined that the cumulative other-than-temporary impairment loss of approximately $0.6 million as of December 31, 2012 was credit based, and recorded the $0.6 million loss in the Company’s statement of operations for the three and six months ended December 31, 2012.

The following table contains a reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses for the six months ended December 31, 2012 and 2011:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2012	$52,625	$(4,336)	$0	$(14,000)	$34,289
Change in losses related to investments	0	(3)	0	0	(3)
Balance, September 30, 2012	52,625	(4,339)	0	(14,000)	34,286
Change in losses related to investments	0	515	0	(600)	(85)
Changes in losses related to sale	(46,625)	3,824	0	14,000	(28,801)
Balance, December 31, 2012	$6,000	$0	$0	$(600)	$5,400

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345
Changes in losses related to investments	0	(1,492)	0	0	(1,492)
Balance, September 30, 2011	57,625	(7,772)	0	(10,000)	39,853
Changes in losses related to investments	0	103	0	0	103
Balance, December 31, 2011	$57,625	$(7,669)	$0	$(10,000)	$39,956

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.
(2)	Increases in the amounts in this column are recorded in the condensed consolidated statement of operations.

The Company plans to continue to monitor its investment, including the liquidity and creditworthiness of the issuer, of its one remaining auction rate security on an ongoing basis for indications of further impairment and, if an impairment is identified, for proper classification of the impairment. Based on the Company’s expected operating cash flows and sources of cash, the Company does not believe that any reduction in the liquidity of its auction rate security will have a material impact on its overall ability to meet its liquidity needs.

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

 Subsequent to the annual impairment analysis date of July 1, 2012, there have been no events or circumstances that caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values. Subsequent to July 1, 2012, there have not been any events or circumstances that caused the Company to determine that it is more likely than not that its indefinite-lived trademarks have been impaired.

5.	CREDIT AGREEMENTS

The Company has two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit. The lenders under the Credit Agreements are Bank of America, N.A., Wells Fargo N.A. and US Bank N.A. (“Lenders”). The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of a number of the Company’s U.S. subsidiaries as well as inventory and receivables located in the U.S.

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

 As of December 31, 2012, the Company had no balances outstanding under the Credit Agreements and has applied approximately $0.6 million to guarantees. A total of approximately $49.4 million was available for future borrowings as of December 31, 2012.

 The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2012 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of December 31, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the December 31, 2012 exchange rate) of the credit facility has been used for guarantees.

 As of December 31, 2012, the Company had an aggregate borrowing capacity of approximately $50.2 million available under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Selling, general and administrative	$6,905	$5,424	$10,605	$8,082
Research and development	328	305	766	614
Cost of sales	82	48	155	85
Total non-cash share-based compensation expense	7,315	5,777	11,526	8,781
Income tax benefit	(2,391)	(1,959)	(3,655)	(2,902)
Total non-cash share-based compensation expense, net of tax benefit	$4,924	$3,818	$7,871	$5,879
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.06	$0.05	$0.10	$0.07

No non-cash share-based compensation expense has been capitalized for the three and six months ended December 31, 2012 and 2011. As of December 31, 2012, there was approximately $31.2 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards that is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.0 years.

7.	Net income per share attributable to MICROS Systems, Inc. common shareholders

Basic net income per share attributable to MICROS Systems, Inc. common shareholders is computed by dividing net income available to MICROS Systems, Inc. by the weighted-average number of shares outstanding. Diluted net income per share attributable to MICROS Systems, Inc. common shareholders includes additional dilution from shares of common stock issuable upon the exercise of outstanding stock options.

 The following table provides a reconciliation of the net income available to MICROS Systems, Inc. to basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2012	2011	2012	2011
Net income attributable to MICROS Systems, Inc.	$44,086	$38,285	$85,150	$75,517

Average common shares outstanding	79,798	80,151	80,011	80,362
Dilutive effect of outstanding stock options	1,491	1,820	1,632	1,828
Average common shares outstanding assuming dilution	81,289	81,971	81,643	82,190

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.55	$0.48	$1.06	$0.94
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.54	$0.47	$1.04	$0.92

Anti-dilutive weighted shares excluded from reconciliation	2,403	1,511	2,049	1,316

Results for the three months ended December 31, 2012 and 2011 include approximately $7.3 million ($4.9 million, net of tax) and $5.8 million ($3.8 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.06 and $0.05 for the three months ended December 31, 2012 and 2011, respectively.

 Results for the six months ended December 31, 2012 and 2011 include approximately $11.5 million ($7.9 million, net of tax) and $8.8 million ($5.9 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.10 and $0.07 for the six months ended December 31, 2012 and 2011, respectively.

8.	INCOME TAXES

The effective tax rate for the three months ended December 31, 2012 and 2011 was 32.5% and 31.4%, respectively. The increase in effective tax rate for the three months ended December 31, 2012 compared to the same period last year was primarily attributable to an increase in taxes associated with changes in the Company’s earnings mix among jurisdictions.

 The effective tax rate for the six months ended December 31, 2012 and 2011 was 28.6% and 32.2%, respectively. The decrease in effective tax rate for the six months ended December 31, 2012 compared to the same period last year was primarily attributable to an increase in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities, partially offset by an increase due to changes in the Company’s earnings mix among jurisdictions. The Company has recognized a decrease in unrecognized tax benefits for the six months ended December 31, 2012 as compared to the same period last year, which resulted in a reduction in income tax expense of approximately $6.3 million and a reduction in the effective tax rate of 5.4%. This reduction was primarily due to favorable settlements with tax authorities.

 The Company estimates that within the next 12 months, its unrecognized income tax benefits will decrease by between approximately $3.8 million and approximately $5.8 million due to the expiration of statues of limitations and settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities related to uncertain tax positions.

 The Company currently has no plans to repatriate to the U.S. its cumulative unremitted foreign earnings, as it intends to permanently reinvest such earnings internationally. If the Company changes its strategy in the future and repatriate such funds, the amount of any taxes, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

 The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2009, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2008. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process or due to the impact of items such as carryback or carryforward claims.

9.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Pronouncements

On July 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires that changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  In accordance with the new guidance, the Company has presented two separate but consecutive statements which include the components of net income and other comprehensive income. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective for the Company beginning in its fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

 A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Revenues (1):
U.S./Canada	$138,265	$135,227	$267,552	$266,070
International	199,793	149,768	381,602	286,529
Intersegment eliminations (2)	(13,538)	(14,592)	(24,783)	(25,638)
Total revenues	$324,520	$270,403	$624,371	$526,961

Income before taxes (1):
U.S./Canada	$36,510	$29,733	$71,363	$61,910
International	39,193	36,679	66,672	68,568
Intersegment eliminations (2)	(10,124)	(10,752)	(18,422)	(19,021)
Total income before taxes	$65,579	$55,660	$119,613	$111,457

	As of
(in thousands)	December 31, 2012	June 30, 2012
Identifiable assets (3):
U.S./Canada	$705,447	$724,902
International	899,722	841,118
Total identifiable assets	$1,605,169	$1,566,020

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the assets.

11.	SHAREHOLDERS’ EQUITY

The Company’s Board of Directors periodically authorizes the purchase of up to a specified number of shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of December 31, 2012, approximately 0.4 million additional shares remain available for purchases under the most recent authorization.

 The following table summarizes the cumulative number of shares purchased under all purchase authorizations. All of the purchased shares were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2012	14,360	$24.24	$348,066
Three months ended September 30, 2012	276	47.63	13,165
Three months ended December 31, 2012	920	43.70	40,207
As of December 31, 2012	15,556	$25.81	$401,438

On January 22, 2013, the Company’s Board of Directors authorized the purchase of up to 2 million additional shares of the Company’s common stock, to be purchased from time to time over the ensuing three years.

12.	COMMITMENTS AND CONTINGENCIES

On May 22, 2008, a jury returned verdicts against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. (the “Roth Matter”) and Shenango Systems Solutions v. MICROS Systems, Inc., et al. (the “Shenango Matter”). The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. Both parties appealed the original verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania reversed and remanded the trial court judgment as to $4.5 million of the award and affirmed the trial court judgment as to the remaining $3.0 million of the award. Following the denial of appeals of the Superior Court decision by the Pennsylvania Supreme Court on April 10, 2012, the Company accrued a charge of $3.0 million in its selling, general and administrative expenses. The matter was subsequently remanded to the Court of Common Pleas (the trial court) for further proceedings consistent with the appellate decisions. On June 7, 2012, the Company paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango Matter and all amounts that were no longer in dispute and that were payable to the plaintiff in the Roth Matter, including as to each payment (i) interest that had accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. Upon the conclusion of the post-appeal proceedings in the trial court, the Court of Common Pleas entered an order amending the judgment in favor of the plaintiff in the Roth Matter, which had been in the amount of $4.5 million before the appeal, to an award of approximately $2.8 million. The Company has appealed the amended judgment.

 The Company is and has been involved in legal proceedings arising in the normal course of business, and the Company is of the opinion, based upon presently available information and the advice of counsel concerning pertinent legal matters, that any resulting liability should not have a material adverse effect on the Company’s results of operations, financial position, or cash flows. However, litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. An adverse outcome in current or future litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and liquidity.

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

 We have been adversely impacted by the current global economic uncertainty. We believe that cautious consumer spending, coupled with difficulties in obtaining credit, may continue to negatively impact our customers’ abilities to acquire or open new hospitality and retail venues, and may also limit customers’ willingness and ability to make certain capital expenditures on new systems and system upgrades. In light of these challenging and uncertain conditions, we continue to review the timing of certain discretionary expenses, and scrutinize carefully and cautiously the expansion of our workforce.

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

 Examples of such forward-looking statements in this Quarter Report on Form 10-Q include the following:

•	our expectations regarding the effects of current economic conditions on our customers, our distributors, and our business generally;
•	our expectations about the adequacy of our cash flows and our available borrowing capacity to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our statements regarding valuation of our investment in an auction rate security and our plans to monitor our investment including as to liquidity of and creditworthiness of the issuer of the one remaining auction rate security;
•	our belief that any reduction in liquidity of our one remaining auction rate security will not have a material impact on our overall liquidity;
•	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recently adopted accounting standards;
•	our belief that, except as noted, existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our expectations regarding effective tax rates in future periods; and
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British Pound Sterling) on our financial performance.

RESULTS OF OPERATIONS

The following discussion of our results of operations for the three- and six-month periods ended December 31, 2012 includes the results of operations of Torex Retail Holdings Ltd. (“Torex”), a company we acquired on May 31, 2012.

Revenue:

Three Months Ended December 31, 2012:

The following table provides information regarding sales mix by reportable segments for the three months ended December 31, 2012 and 2011 (amounts are net of intersegment eliminations, and are allocated to the particular segment based on the location of the customer):

	Three Months Ended December 31,
	U.S./Canada		International		Total
(in thousands)	2012	2011	2012	2011	2012	2011
Hardware	$28,166	$26,371	$39,079	$31,056	$67,245	$57,427
Software	14,252	11,514	24,495	23,038	38,747	34,552
Service	84,090	78,490	134,438	99,934	218,528	178,424
Total Revenue	$126,508	$116,375	$198,012	$154,028	$324,520	$270,403

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended December 31,
(in thousands)	2012	2011
Hardware	20.7%	21.2%
Software	11.9%	12.8%
Service	67.4%	66.0%
Total	100.0%	100.0%

For the three months ended December 31, 2012, total revenue was approximately $324.5 million, an increase of approximately $54.1 million, or 20.0% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 17.1%, 12.1% and 22.5%, respectively, compared to the same period last year. These increases were largely attributable to the approximately $48.0 million of revenue generated by Torex, which was comprised of hardware revenue of approximately $10.7 million, software revenue of approximately $2.8 million and services revenue of approximately $34.4 million.
•	Current global economic uncertainty continued to have an adverse impact on revenues.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the Euro against the U.S. dollar, negatively impacted total revenue by approximately $0.9 million.

The International segment revenue for the three months ended December 31, 2012 increased by approximately $44.0 million, an increase of 28.6% compared to the same period last year due to the following:

•	Hardware, software and service revenue increased by 25.8%, 6.3% and 34.5%, respectively, compared to the same period last year. These increases are largely due to the additional revenues generated by Torex.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the Euro against the U.S. dollar, negatively impacted total revenue by approximately $0.9 million.

U.S. segment revenue for the three months ended December 31, 2012 increased approximately $10.1 million, an increase of 8.7% compared to the same period last year due to the following:

•	Hardware, software and service revenue increased by 6.8%, 23.8% and 7.1%, respectively, compared to the same period last year.
•	The increase in software revenue is primarily due to an increase in sales of our retail software.
•	The increase in service revenue is primarily due to increases in hosting and maintenance services, partially offset by a decrease in our professional services.

Six Months Ended December 31, 2012:

The following table provides information regarding sales mix by reportable segments for the six months ended December 31, 2012 and 2011 (amounts are net of intersegment eliminations, and are allocated to the particular segment based on the location of the customer):

	Six Months Ended December 31,
	U.S./Canada		International		Total
(in thousands)	2012	2011	2012	2011	2012	2011
Hardware	$55,640	$47,874	$75,364	$57,963	$131,004	$105,837
Software	24,007	23,543	45,518	44,281	69,525	67,824
Service	165,224	159,115	258,618	194,185	423,842	353,300
Total Revenue	$244,871	$230,532	$379,500	$296,429	$624,371	$526,961

The following table provides information regarding the total sales mix as a percent of total revenue:

	Six Months Ended December 31,
(in thousands)	2012	2011
Hardware	21.0%	20.1%
Software	11.1%	12.9%
Service	67.9%	67.0%
Total	100.0%	100.0%

For the six months ended December 31, 2012, total revenue was approximately $624.4 million, an increase of approximately $97.4 million, or 18.5% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 23.8%, 2.5% and 20.0%, respectively, compared to the same period last year. These increases were largely attributable to the approximately $96.0 million of revenue generated by Torex, which was comprised of hardware revenue of approximately $23.8 million, software revenue of approximately $4.8 million and services revenue of approximately $67.4 million.
•	Current global economic uncertainty continued to have an adverse impact on revenues.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the Euro and British Pound Sterling against the U.S. dollar, negatively impacted total revenue by approximately $9.1 million.

The International segment revenue for the six months ended December 31, 2012 increased by approximately $83.1 million, an increase of 28.0% compared to the same period last year due to the following:

•	Hardware, software and service revenue increased by 30.0%, 2.8% and 33.2%, respectively, compared to the same period last year. These increases are largely attributable to the additional revenues generated by Torex.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for Euro and British Pound Sterling against the U.S. dollar, negatively impacted total revenue by approximately $9.1 million.

U.S. segment revenue for the six months ended December 31, 2012 increased approximately $14.3 million, an increase of 6.2% compared to the same period last year due to the following:

•	Hardware, software and service revenue increased by 16.2%, 2.0% and 3.8%, respectively, compared to the same period last year.
•	The increase in hardware revenue was primarily due to an increase in sales of third party computer equipment to our retail customers during the three months ended September 30, 2012.
•	The increase in software revenue is primarily due to increases in sales of our retail software and Simphony software, partially offset by a decrease in sales of third party software.
•	The increase in service revenue was primarily due to increases in maintenance and hosting services, partially offset by a decrease in our professional services.

Cost of Sales:

Three Months Ended December 31, 2012:

The following table provides information regarding our cost of sales:

	Three Months Ended December 31,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$43,295	64.4%	$36,637	63.8%
Software	5,257	13.6%	4,294	12.4%
Service	103,849	47.5%	77,151	43.2%
Total Cost of Sales	$152,401	47.0%	$118,082	43.7%

For the three months ended December 31, 2012 and 2011, cost of sales as a percent of revenue was 47.0% and 43.7%, respectively. Hardware cost of sales as a percent of hardware revenue for the three months ended December 31, 2012 increased 0.6% compared to the same period last year. Software cost of sales as a percent of software revenue for the three months ended December 31, 2012 increased approximately 1.2% compared to the same period last year. Service costs as a percent of service revenue for the three months ended December 31, 2012 increased 4.3% compared to the same period last year. These increases were mostly due to our acquisition of Torex, which has higher sales of non-proprietary hardware, and lower margins in its products and services than MICROS generally realizes. The increases also reflect an unfavorable product mix between MICROS hardware products sales and third party hardware sales, and between professional services and maintenance services. MICROS generally realizes higher margins on professional services than it does on maintenance services.

Six Months Ended December 31, 2012:

The following table provides information regarding our cost of sales:

	Six Months Ended December 31,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$86,352	65.9%	$66,800	63.1%
Software	10,621	15.3%	9,153	13.5%
Service	202,019	47.7%	154,271	43.7%
Total Cost of Sales	$298,992	47.9%	$230,224	43.7%

For the six months ended December 31, 2012 and 2011, cost of sales as a percent of revenue were 47.9% and 43.7%, respectively. Hardware cost of sales as a percent of hardware revenue for the six months ended December 31, 2012 increased 2.8% compared to the same period last year. Software cost of sales as a percent of software revenue for the six months ended December 31, 2012 increased approximately 1.8% compared to the same period last year. Service costs as a percent of service revenue for the six months ended December 31, 2012 increased 4.0% compared to the same period last year. These increases were substantially due to our acquisition of Torex, which has higher sales of non-proprietary hardware, and lower margins in its products and services than MICROS generally realizes and due to an unfavorable product mix between MICROS hardware products sales and third party hardware sales, and between professional services and maintenance services. MICROS generally realizes higher margins on professional services than it does on maintenance services.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended December 31, 2012, were 26.9%, a decrease of 3.5% compared to the same period last year. SG&A expenses, as a percentage of revenue, for the six months ended December 31, 2012, were 26.4%, a decrease of 3.5% compared to the same period last year. The decreases in both 2012 periods were primarily due to decreases in compensation related expenses as compared to the same periods last year.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
R&D labor and other costs	$19,229	$14,603	$36,882	$27,763
Capitalized software development costs	(1,375)	(2,124)	(2,225)	(3,949)
Total R&D expenses	$17,854	$12,479	$34,657	$23,814
% of Revenue	5.5%	4.6%	5.6%	4.5%

The decrease in capitalized software development costs is primarily related to the completion of the development of our supply chain and life cycle management tool software during the three months ended September 30, 2012. The increase in total R&D expenses is primarily related to R&D expenses associated with Torex.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended December 31, 2012 were approximately $5.5 million, an approximately $1.9 million increase compared to the same period in 2011. Depreciation and amortization expenses for the six months ended December 31, 2012 were approximately $11.0 million, an approximately $3.2 million increase compared to the same period in 2011. The increases in both 2012 periods are primarily due to amortization of acquired intangible assets related to Torex.

Share-Based Compensation Expenses:

The following table provides information regarding the allocation of non-cash share-based compensation expense across SG&A expense, R&D expense and cost of sales:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Selling, general and administrative	$6,905	$5,424	$10,605	$8,082
Research and development	328	305	766	614
Cost of sales	82	48	155	85
Total non-cash share-based compensation expense	7,315	5,777	11,526	8,781
Income tax benefit	(2,391)	(1,959)	(3,655)	(2,902)
Total non-cash share-based compensation expense, net of tax benefit	$4,924	$3,818	$7,871	$5,879
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.06	$0.05	$0.10	$0.07

As of December 31, 2012, there was approximately $31.2 million in non-cash share-based compensation expense related to non-vested awards that were not yet recognized in our consolidated statements of operations. This expense is expected to be recognized over a weighted-average period of 2.0 years.

Non-operating Income:

Net non-operating income for the three months ended December 31, 2012 was approximately $4.0 million compared to approximately $1.4 million for the same period in 2011. The increase of approximately $2.6 million was due to an approximately $4.1 million gain on the sale of auction rate securities during the three months ended December 31, 2012. This increase was partially offset by a $0.6 million credit based impairment loss on our one remaining auction rate security in our portfolio and a decrease in interest income of approximately $0.7 million for the three months ended December 31, 2012. The decrease in interest income was due to lower funds available to earn interest, primarily reflecting funds used to acquire Torex, and lower interest rates during the three months ended December 31, 2012.

Net non-operating income for the six months ended December 31, 2012 was approximately $4.8 million compared to approximately $3.8 million for the same period in 2011. The increase of approximately $1.1 million was due to an approximately $4.1 million gain on sale of auction rate securities, offset by lower interest income of approximately $1.3 million, higher foreign currency exchange losses of approximately $1.3 million, and credit based impairment loss related to the our one remaining auction rate security in our portfolio of approximately $0.6 million. The lower interest income was due to lower funds available to earn interest, primarily reflecting funds used to acquire Torex, and lower interest rates during the six months ended December 31, 2012.

Income Tax Provisions:

The effective tax rate for the three months ended December 31, 2012 and 2011 was 32.5% and 31.4%, respectively. The increase in tax rate for the three months ended December 31, 2012 compared to the same period last year was primarily attributable to an increase in taxes associated with changes in our earnings mix among jurisdictions.

 The effective tax rate for the six months ended December 31, 2012 and 2011 was 28.6% and 32.2%, respectively. The decrease in tax rate for the six months ended December 31, 2012 compared to the same period last year was primarily attributable to an increase in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities, partially offset by an increase due to changes in our earnings mix among jurisdictions. We have recognized a decrease in unrecognized tax benefits for the six months ended December 31, 2012 as compared to the same period last year, which resulted in a reduction in income tax expense of approximately $6.3 million and a reduction in the effective tax rate of 5.4%. This reduction was primarily due to favorable settlements with tax authorities.

 Based on currently available information, we estimate that the fiscal year 2013 effective tax rate will be approximately between 28% and 29%. We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

 We estimate that within the next 12 months, our unrecognized income tax benefits will decrease by between approximately $3.8 million and approximately $5.8 million due to the expiration of statues of limitations and settlement of issues with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities related to uncertain tax positions.

 We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

 Our income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2009, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2008. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process or due to the impact of items such as carryback or carryforward claims.

Recent accounting standards

Recently Adopted Accounting Pronouncements

On July 1, 2012, we adopted FASB guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires that changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In accordance with the new guidance, we have presented two separate but consecutive statements which include the components of net income and other comprehensive income. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective for us beginning in our fiscal year 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our Condensed Consolidated Statement of Cash Flows summary is as follows:

	Six Months Ended December 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$65,735	$63,389
Investing activities	(35,654)	(17,173)
Financing activities	(48,188)	(44,149)

Operating activities:

Net cash provided by operating activities for the six months ended December 31, 2012 increased approximately $2.3 million compared to the six months ended December 31, 2011. This increase was primarily due to an increase in net income of approximately $9.6 million, partially offset by certain unfavorable changes in working capital in comparison to the same period last year, including higher interim income tax payments during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 and higher purchases of inventory for the same periods.

Investing activities:

Net cash used in investing activities for the six months ended December 31, 2012 was approximately $35.7 million, reflecting approximately $23.3 million used to purchase investments, net of cash received from the sale and redemption of investments (including approximately $36.7 million received from the sale of our auction rate securities). We also used approximately $12.2 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Net cash used in investing activities for the six months ended December 31, 2011 was approximately $17.2 million, reflecting approximately $4.4 million in cash used to purchase investments, net of cash received from the sale of investments. We used approximately $12.2 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Financing activities:

Net cash used in financing activities for the six months ended December 31, 2012 was approximately $48.2 million, reflecting approximately $53.4 million used to repurchase our stock, partially offset by proceeds from stock option exercises of approximately $4.7 million and realized tax benefits from stock option exercises of approximately $1.4 million.

 Net cash used in financing activities for the six months ended December 31, 2011 was approximately $44.1 million, reflecting approximately $48.4 million used to repurchase our stock, partially offset by proceeds from stock option exercises of approximately $3.1 million and realized tax benefits from stock option exercises of approximately $1.3 million.

Capital Resources

Our cash and cash equivalents and short-term investment balance of approximately $631.8 million at December 31, 2012 is an increase of approximately $49.8 million from the June 30, 2012 balance. At December 31, 2012, approximately $273.3 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

 The favorable foreign exchange rate fluctuations, substantially for the Euro against the U.S. dollar as compared to June 30, 2012, increased our cash and cash equivalents’ balance at December 31, 2012 by approximately $7.4 million. All cash and cash equivalents and short-term investments are being retained for our operations, expansion of our business, the repurchase of our common stock, and future acquisitions.

 We have two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit. As of December 31, 2012, we had no balance outstanding under the Credit Agreements and had applied approximately $0.6 million to guarantees. We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the December 31, 2012 exchange rate). As of December 31, 2012, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the December 31, 2012 exchange rate) of the credit facility has been used for guarantees. As of December 31, 2012, we had an aggregate borrowing capacity of approximately $50.2 million under all of the credit facilities described above. See Note 5 “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

 We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. Based on our expected operating cash flows and sources of cash, we do not believe that any further limitations on liquidity of our one remaining auction rate security will have a material impact on our overall ability to meet our liquidity needs. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2013 will be approximately $20 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

(in thousands, except ratios)	December 31, 2012	June 30, 2012
Cash and cash equivalents and short-term investments (1)	$631,833	$582,038
Available credit facilities	$51,319	$51,266
Outstanding credit facilities	0	0
Outstanding guarantees	(1,133)	(1,055)
Unused credit facilities	$50,186	$50,211
Working capital (2)	$583,450	$500,127
MICROS Systems, Inc.’s shareholders’ equity	$1,167,118	$1,092,645
Current ratio (3)	2.52	2.20

(1)	Does not include approximately $5.4 million and $34.3 million invested in auction rate securities, classified as long-term investments in our Condensed Consolidated Balance Sheet as of December 31, 2012 and June 30, 2012.
(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk

We recorded foreign sales, including exports from the U.S./Canada, of approximately $379.5 million and $296.4 million during the six months ended December 31, 2012 and 2011, respectively, to customers located primarily in Europe, Asia and Latin America. See Note 10, “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

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

 We transacted business in 41 and 40 currencies in the six months ended December 31, 2012 and 2011, respectively. The relative currency mix for the three and six months ended December 31, 2012 and 2011 was as follows:

	% of Reported Revenues				Exchange Rates to
	Three Months Ended		Six Months Ended		U.S. Dollar as of
	December 31,		December 31,		December 31,
Revenues by currency (1)	2012	2011	2012	2011	2012	2011
United States Dollar	41%	48%	41%	49%	1.0000	1.0000
Euro	25%	23%	25%	23%	1.3195	1.2960
British Pound Sterling	14%	8%	14%	8%	1.6247	1.5542
Australian Dollar	2%	3%	2%	3%	1.0393	1.0208
Macao Pataca	2%	1%	1%	0%	0.1252	0.1226
Brazil Real	1%	1%	1%	1%	0.4882	0.5360
Canadian Dollar	1%	2%	1%	1%	1.0073	0.9794
Mexican Peso	1%	1%	1%	1%	0.0778	0.0717
Norway Krone	1%	1%	1%	1%	0.1797	0.1673
Singapore Dollar	1%	0%	1%	1%	0.8188	0.7713
Sweden Krona	1%	1%	1%	1%	0.1538	0.1453
Swiss Franc	1%	2%	1%	2%	1.0926	1.0670
All Other Currencies (2)	9%	9%	10%	9%	0.1229	0.1351
Total	100%	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal period.
(2)	The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average three and six month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for “All Other Currencies” represents the weighted average December 31, 2012 and 2011 exchange rates for the currencies. Weighting is based on the three and six month fiscal period revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the period.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the six months ended December 31, 2012 would have affected our total revenues by approximately $24.4 million, or 3.9%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

Interest rate risk

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives. At December 31, 2012, we had no borrowings and had not entered into any instruments to hedge our exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase in the future with increases in the outstanding amount under the line of credit. As we did not have any borrowings as of December 31, 2012, a 1% change in interest rate would have no impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities, including our one remaining auction rate security, are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of December 31, 2012, but the change in our interest income for the six months ended December 31, 2012 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $3.2 million based on the cash, cash equivalents and short term investment balances as of December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2010, the Company’s Board of Directors authorized the purchase of up to two million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

As of December 31, 2012, approximately 0.4 million shares remain available for purchase under this authorization. During the second quarter of fiscal year 2013, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
10/01/12 – 10/31/12	344,689	$46.27	344,689	1,019,179
11/01/12 – 11/30/12	100,000	$44.89	100,000	919,179
12/01/12 – 12/31/12	475,311	$41.60	475,311	443,868
	920,000		920,000

(1)   Purchases of company securities described in the table were made under the repurchase authorized on August 24, 2010. The repurchase authorization expires on August 24, 2013.

On January 22, 2013, the Company’s Board of Directors authorized the purchase of up to 2 million additional shares of the Company’s common stock, to be purchased from time to time over the ensuing three years.

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)	Thirteenth Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and A. L. Giannopoulos (filed herewith as Exhibit 10.1).
10(b)(1)	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz (filed herewith as Exhibit 10.2).

10(b)(2) Third Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and Thomas L. Patz (filed herewith as Exhibit 10.3).

10(c)	Third Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and Jennifer Kurdle (filed herewith as Exhibit 10.4).
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
101	The following materials from MICROS Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011, (v) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: January 24, 2013	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: January 24, 2013	/s/ Michael P. Russo
Michael P. Russo
Vice President, Corporate Controller, and Principal Accounting Officer

