Form 10-Q
period 2013-03-31
MICROS SYSTEMS INC
filed 2013-04-25
CIK 320345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

YES ☐                NO ☑

As of March 31, 2013, there were issued and outstanding 78,658,832 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q

For the three and nine months ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value data)

	March 31,	June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$565,698	$562,786
Short-term investments	103,654	19,252
Accounts receivable, net of allowance for doubtful accounts of $30,404 at March 31, 2013 and $31,753 at June 30, 2012	238,728	235,433
Inventory	54,522	44,278
Deferred income taxes	14,549	17,004
Prepaid expenses and other current assets	54,595	37,343
Total current assets	1,031,746	916,096

Long-term investments	-	34,456
Property, plant and equipment, net	40,768	35,435
Deferred income taxes, non-current	50,029	50,326
Goodwill	436,984	444,117
Intangible assets, net	39,694	45,024
Purchased and internally developed software costs, net of accumulated amortization of $90,808 at March 31, 2013 and $87,073 at June 30, 2012	33,188	33,980
Other assets	6,845	6,586
Total assets	$1,639,254	$1,566,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$3,981	$-
Accounts payable	64,763	69,978
Accrued expenses and other current liabilities	147,271	174,214
Income taxes payable	10,725	1,788
Deferred revenue	201,452	169,989
Total current liabilities	428,192	415,969

Income taxes payable, non-current	33,443	34,722
Deferred income taxes, non-current	2,645	2,554
Other non-current liabilities	15,586	16,644
Total Liabilities	479,866	469,889

Commitments and contingencies (Note 12)

Equity:
MICROS Systems, Inc. Shareholders' Equity: Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 78,659 at March 31, 2013 and 80,309 at June 30, 2012	1,966	2,008
Capital in excess of par	43,336	107,662
Retained earnings	1,130,236	1,000,822
Accumulated other comprehensive loss	(19,290)	(17,847)
Total MICROS Systems, Inc. shareholders' equity	1,156,248	1,092,645
Noncontrolling interest	3,140	3,486
Total equity	1,159,388	1,096,131

Total liabilities and shareholders' equity	$1,639,254	$1,566,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue:
Hardware	$64,523	$63,045	$195,527	$168,881
Software	36,821	37,577	106,346	105,402
Services	213,761	177,422	637,603	530,722
Total revenue	315,105	278,044	939,476	805,005

Cost of sales:
Hardware	41,514	40,187	127,867	106,988
Software	5,813	5,838	16,434	14,991
Services	102,290	79,484	304,308	233,754
Total cost of sales	149,617	125,509	448,609	355,733

Gross margin	165,488	152,535	490,867	449,272

Selling, general and administrative expenses	83,175	79,384	248,073	236,769
Research and development expenses	18,460	13,681	53,116	37,494
Depreciation and amortization	5,702	3,523	16,748	11,383
Total operating expenses	107,337	96,588	317,937	285,646

Income from operations	58,151	55,947	172,930	163,626

Non-operating income (expense):
Interest income	943	1,765	3,513	5,614
Interest expense	(24)	(160)	(290)	(429)
Other income, net	645	6	3,175	203
Total non-operating income, net	1,564	1,611	6,398	5,388

Income before taxes	59,715	57,558	179,328	169,014
Income tax provision	15,370	14,102	49,627	49,992
Net income	44,345	43,456	129,701	119,022
Less: Net income attributable to noncontrolling interest	(81)	(209)	(287)	(258)
Net income attributable to MICROS Systems, Inc.	$44,264	$43,247	$129,414	$118,764

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.56	$0.54	$1.62	$1.48
Diluted	$0.55	$0.53	$1.59	$1.45

Weighted-average number of shares outstanding:
Basic	79,050	80,123	79,695	80,283
Diluted	80,502	82,008	81,272	82,127

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments included in other non-operating income (expense) (1):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2013	2012	2013	2012

Credit based OTTI recognized in non-operating income/expense	$-	$-	$600	$-

(1) See Note 3 "Financial Instruments and Fair Value Measurements" in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$44,345	$43,456
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	(26,713)	17,701
Change in unrealized losses on long-term investments, net of taxes of $0 and $219	-	356
Total other comprehensive (loss) income, net of taxes	(26,713)	18,057

Comprehensive income	17,632	61,513

Comprehensive income attributable to noncontrolling interest	(47)	(304)

Comprehensive income attributable to MICROS Systems, Inc.	$17,585	$61,209

	Nine Months Ended
	March 31,
	2013	2012

Net income	$129,701	$119,022
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	(4,110)	(40,819)
Change in unrealized losses on long-term investments, net of taxes (benefits) of $1,652 and ($310)	2,683	(504)
Total other comprehensive loss, net of taxes	(1,427)	(41,323)

Comprehensive income	128,274	77,699

Comprehensive (income) loss attributable to noncontrolling interest	(303)	194

Comprehensive income attributable to MICROS Systems, Inc.	$127,971	$77,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2013	2012

Net cash flows provided by operating activities	$139,895	$131,622

Cash flows from investing activities:
Proceeds from maturities of investments	24,685	108,372
Proceeds from sales of auction rate securities	42,119	-
Purchases of investments	(108,423)	(78,671)
Purchases of property, plant and equipment	(15,692)	(13,418)
Internally developed software costs	(3,398)	(5,870)
Net cash paid for acquisitions	(367)	(593)
Other	68	(51)
Net cash flows (used in) provided by investing activities	(61,008)	9,769

Cash flows from financing activities:
Repurchases of common stock	(90,887)	(53,652)
Proceeds from stock option exercises	7,326	12,096
Proceed from advance on line of credit	4,014	-
Realized tax benefits from stock option exercises	3,069	4,884
Cash paid for acquisition of non-controlling interest	(846)	(4,212)
Other	(70)	(93)
Net cash flows used in financing activities	(77,394)	(40,977)

Effect of exchange rate changes on cash and cash equivalents	1,419	(27,025)

Net increase in cash and cash equivalents	2,912	73,389

Cash and cash equivalents at beginning of period	562,786	661,259
Cash and cash equivalents at end of period	$565,698	$734,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited, in thousands)

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2012	80,309	2,008	107,662	1,000,822	(17,847)	3,486	1,096,131
Net income	-	-	-	129,414	-	287	129,701
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(4,126)	16	(4,110)
Changes in unrealized losses on long-term investments, net of taxes of $1,652	-	-	-	-	2,683	-	2,683
Acquisition of non-controlling interest	-	-	(197)	-	-	(649)	(846)
Share-based compensation	-	-	16,266	-	-	-	16,266
Stock issued upon exercise of options	407	9	7,317	-	-	-	7,326
Repurchases of stock	(2,057)	(51)	(90,836)	-	-	-	(90,887)
Income tax benefit from options exercised	-	-	3,124	-	-	-	3,124
Balance, March 31, 2013	78,659	$1,966	$43,336	$1,130,236	$(19,290)	$3,140	$1,159,388

	MICROS Systems, Inc. Shareholders
					Accumulated
			Capital		Other	Non-
	Common Stock		in Excess	Retained	Comprehensive	controlling
	Shares	Amount	of Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2011	80,805	2,020	132,529	833,839	48,323	6,540	1,023,251
Net income	-	-	-	118,764	-	258	119,022
Foreign currency translation adjustments, net of tax of $0	-	-	-	-	(40,367)	(452)	(40,819)
Changes in unrealized losses on long-term investments, net of tax benefits of $310	-	-	-	-	(504)	-	(504)
Acquisition of noncontrolling interest	-	-	(1,797)	-	-	(2,632)	(4,429)
Share-based compensation	-	-	12,549	-	-	-	12,549
Stock issued upon exercise of options	666	16	12,080	-	-	-	12,096
Repurchases of stock	(1,178)	(29)	(53,623)	-	-	-	(53,652)
Income tax benefit from options exercised	-	-	5,096	-	-	-	5,096
Balance, March 31, 2012	80,293	$2,007	$106,834	$952,603	$7,452	$3,714	$1,072,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY

The following table provides information on the components of inventory:

(in thousands)	March 31, 2013	June 30, 2012
Raw materials	$1,813	$1,427
Finished goods	52,709	42,851
Total inventory	$54,522	$44,278

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of March 31, 2013		As of June 30, 2012
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – international	$25,006	$25,006	$19,419	$19,419
Time deposit - domestic	33,201	33,201	0	0
U.S. government debt securities	45,447	45,447	0	0
Auction rate securities	0	0	52,625	34,289
Total investments	$103,654	$103,654	$72,044	$53,708

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy prioritizes the inputs (generally, assumptions that market participants use in pricing an asset or liability) used to measure fair value based on the quality and reliability of the information provided by the inputs:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; inputs that are derived principally from or corroborated by observable market data or other means.
•	Level 3 - Measured based on prices or valuation models using unobservable inputs to the extent relevant observable inputs are not available (i.e., where there is little or no market activity for the asset or liability).

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, March 31, 2013:
Short-term investments:
Time deposit – international	$0	$25,006	$0	$25,006
Time deposit – domestic	0	33,201	0	33,201
U.S. government debt securities	45,447	0	0	45,447
Total investments	$45,447	$58,207	$0	$103,654
Balance, June 30, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$19,419	$0	$19,419
Auction rate securities	0	0	34,289	34,289
Total investments	$0	$19,419	$34,289	$53,708

At March 31, 2013 and June 30, 2012, the Company’s investments, other than the Company’s investment in auction rate securities at June 30, 2012, were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the three and nine months ended March 31, 2013 and 2012, the Company did not recognize any gains or losses on its investments other than those related to the Company’s investments in auction rate securities. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

AUCTION RATE SECURITIES

During the three and nine months ended March 31, 2013, the Company sold its remaining holdings of auction rate securities, which had cost bases of approximately $6.0 million and $52.6 million, respectively, and carrying values of approximately $5.4 million and $38.0 million, respectively. As a result of the transactions, the Company recognized a gain of approximately $4.1 million for the nine months ended March 31, 2013. The auction rate securities were the Company’s only assets that were previously valued on the basis of Level 3 inputs.

Information relating to the sale of auction rate securities during the three and nine month periods ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended		Nine months ended
	March 31,		March 31,
(in thousands)	2013	2012	2013	2012
Original cost, par value	$6,000	$0	$52,625	$0
Impairment losses previously recorded in:
Consolidated statement of operations	(600)	0	(14,600)	0
Carrying value	5,400	0	38,025	0
Proceeds from sales	5,400	0	42,119	0
Gain from sales recorded in consolidated statement of operations	$0	$0	$4,094	$0

The following table contains a reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses for the nine months ended March 31, 2013 and 2012:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2012	$52,625	$(4,336)	$0	$(14,000)	$34,289
Change in losses related to investments	0	(3)	0	0	(3)
Balance, September 30, 2012	52,625	(4,339)	0	(14,000)	34,286
Change in losses related to investments	0	515	0	(600)	(85)
Changes in losses related to sale	(46,625)	3,824	0	14,000	(28,801)
Balance, December 31, 2012	6,000	0	0	(600)	5,400
Changes in losses related to sale	(6,000)	0	0	600	(5,400)
Balance, March 31, 2013	$0	$0	$0	$0	$0

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345
Changes in losses related to investments	0	(1,492)	0	0	(1,492)
Balance, September 30, 2011	57,625	(7,772)	0	(10,000)	39,853
Changes in losses related to investments	0	103	0	0	103
Balance, December 31, 2011	57,625	(7,669)	0	(10,000)	39,956
Changes in losses related to investments	0	575	0	0	575
Balance, March 31, 2012	$57,625	$(7,094)	$0	$(10,000)	$40,531

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.
(2)	Increases in the amounts in this column are recorded in the condensed consolidated statement of operations.

4.	GOODWILL AND INTANGIBLE ASSETS

During the three months ended September 30, 2012, the Company determined, based on its assessment of qualitative factors as of July 1, 2012, the date of the annual goodwill impairment test, that none of its reporting units met the “more likely than not” threshold (i.e., it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values) requiring that the Company perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis.

During the three months ended September 30, 2012, the Company also completed its annual impairment tests on its indefinite-lived trademarks as of July 1, 2012. Based on its annual impairment test results, the Company determined that no impairment losses occurred with respect to its indefinite-lived trademarks as of July 1, 2012.

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

As of March 31, 2013, the Company had approximately $4.0 million outstanding under the Credit Agreements and has applied approximately $0.6 million to guarantees. A total of approximately $45.4 million was available for future borrowings as of March 31, 2013.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2013 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.5 million (approximately $0.6 million at the March 31, 2013 exchange rate) of the credit facility has been used for guarantees.

As of March 31, 2013, the Company had an aggregate borrowing capacity of approximately $46.1 million available under all of the credit facilities described above.

6.	SHARE-BASED COMPENSATION

The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,		Nine months ended March 31,
(in thousands)	2013	2012	2013	2012
Selling, general and administrative	$4,161	$3,446	$14,766	$11,528
Research and development	490	264	1,256	878
Cost of sales	89	58	244	143
Total non-cash share-based compensation expense	4,740	3,768	16,266	12,549
Income tax benefit	(1,570)	(1,441)	(5,225)	(4,344)
Total non-cash share-based compensation expense, net of tax benefit	$3,170	$2,327	$11,041	$8,205
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.04	$0.03	$0.14	$0.10

No non-cash share-based compensation expense has been capitalized for the three and nine months ended March 31, 2013 and 2012. As of March 31, 2013, there was approximately $32.4 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards that is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 2.0 years.

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

The following table provides a reconciliation of the net income available to MICROS Systems, Inc. to basic and diluted net income per share:

	Three Months Ended March 31,		Nine months ended March 31,
(in thousands, except per share data)	2013	2012	2013	2012
Net income attributable to MICROS Systems, Inc.	$44,264	$43,247	$129,414	$118,764

Weighted-average common shares outstanding	79,050	80,123	79,695	80,283
Dilutive effect of outstanding stock options	1,452	1,885	1,577	1,844
Weighted-average common shares outstanding assuming dilution	80,502	82,008	81,272	82,127

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$0.56	$0.54	$1.62	$1.48
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.55	$0.53	$1.59	$1.45

Anti-dilutive weighted shares excluded from reconciliation	2,963	1,337	2,306	1,544

Results for the three months ended March 31, 2013 and 2012 include approximately $4.7 million ($3.2 million, net of tax) and $3.8 million ($2.3 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.04 and $0.03 for the three months ended March 31, 2013 and 2012, respectively.

Results for the nine months ended March 31, 2013 and 2012 include approximately $16.3 million ($11.0 million, net of tax) and $12.5 million ($8.2 million, net of tax), in non-cash share-based compensation expense, respectively. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.14 and $0.10 for the nine months ended March 31, 2013 and 2012, respectively.

8.	INCOME TAXES

The effective tax rate for the three months ended March 31, 2013 and 2012 was 25.7% and 24.5%, respectively. The increase in effective tax rate for the three months ended March 31, 2013 compared to the same period last year was primarily attributable to an increase in taxes associated with changes in the Company’s uncertain tax positions, partially offset by a decrease in taxes due to changes in earnings mix among jurisdictions and nondeductible compensation expense. The Company has recognized an increase in net unrecognized tax benefits for the three months ended March 31, 2013 as compared to the same period last year, which resulted in an increase in income tax expense of approximately $2.7 million and an increase in the effective tax rate of 4.7%. This increase was primarily due to the reduction of the recognition of expiration of statutes of limitation during the three months ended March 31, 2013 as compared to the same period last year.

The effective tax rate for the nine months ended March 31, 2013 and 2012 was 27.7% and 29.6%, respectively. The decrease in effective tax rate for the nine months ended March 31, 2013 compared to the same period last year was primarily attributable to a decrease in taxes associated with changes in the Company’s earnings mix among jurisdictions and nondeductible compensation expense, partially offset by a tax rate decrease in the U.K. which reduced the carrying value of the Company’s deferred tax assets. The Company has recognized a decrease in net unrecognized tax benefits for the nine months ended March 31, 2013 as compared to the same period last year, which resulted in a reduction in income tax expense of approximately $3.1 million and a reduction in the effective tax rate of 1.8%. This reduction was primarily due to favorable settlements with tax authorities and the expiration of statutes of limitation recognized during the three months ended September 30, 2012.

The Company estimates that within the next 12 months, its unrecognized income tax benefits will decrease by between approximately $4.6 million and approximately $6.6 million due to the expiration of statutes of limitations and settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities related to uncertain tax positions.

The Company currently has no plans to repatriate to the U.S. its cumulative unremitted foreign earnings, as it intends to permanently reinvest such earnings internationally. If the Company changes its strategy in the future and repatriates such funds, the amount of any taxes, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2009, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2009. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process, or due to the impact of items such as carryback or carryforward claims.

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”.) This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning July 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements other than requiring additional disclosures.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended March 31,		Nine months ended March 31,
(in thousands)	2013	2012	2013	2012
Revenues (1):
U.S./Canada	$135,768	$136,139	$403,342	$402,210
International	191,664	153,337	573,224	439,865
Intersegment eliminations (2)	(12,327)	(11,432)	(37,090)	(37,070)
Total revenues	$315,105	$278,044	$939,476	$805,005

Income before taxes (1):
U.S./Canada	$32,050	$31,253	$103,430	$93,094
International	36,931	34,826	103,569	103,462
Intersegment eliminations (2)	(9,266)	(8,521)	(27,671)	(27,542)
Total income before taxes	$59,715	$57,558	$179,328	$169,014

	As of
(in thousands)	March 31, 2013	June 30, 2012
Identifiable assets (3):
U.S./Canada	$708,732	$724,902
International	930,522	841,118
Total identifiable assets	$1,639,254	$1,566,020

(1)	Amounts based on the location of the selling entity.
(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.
(3)	Amounts based on the physical location of the assets.

11.	SHAREHOLDERS’ EQUITY

The Company’s Board of Directors periodically authorizes the repurchase of the Company’s common stock, to be purchased from time to time over a specified time period depending on market conditions and other corporate considerations as determined by management. On January 22, 2013, the Company’s Board of Directors authorized the purchase of up to two million additional shares of the Company’s common stock. As of March 31, 2013, approximately 1.6 million additional shares remain available for purchases under the most recent authorization. The following table summarizes the cumulative number of shares purchased under all purchase authorizations. All of the purchased shares were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2012	14,360	$24.24	$348,066
Three months ended September 30, 2012	276	47.63	13,165
Three months ended December 31, 2012	920	43.70	40,207
Three months ended March 31, 2013	861	43.59	37,515
As of March 31, 2013	16,417	$26.74	$438,953

On April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

12.	COMMITMENTS AND CONTINGENCIES

On May 22, 2008, a jury returned verdicts against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. (the “Roth Matter”) and Shenango Systems Solutions v. MICROS Systems, Inc., et al. (the “Shenango Matter”). The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. In May 2008, the jury returned verdicts against the Company totaling $7.5 million. Both parties appealed the original verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania reversed and remanded the trial court judgment as to $4.5 million of the award and affirmed the trial court judgment as to the remaining $3.0 million of the award. Following the denial of appeals of the Superior Court decision by the Pennsylvania Supreme Court on April 10, 2012, the Company accrued a charge of $3.0 million in its selling, general and administrative expenses. The matter was subsequently remanded to the Court of Common Pleas (the trial court) for further proceedings consistent with the appellate decisions. On June 7, 2012, the Company paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango Matter and all amounts that were no longer in dispute and that were payable to the plaintiff in the Roth Matter, including as to each payment (i) interest that had accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. Upon the conclusion of the post-appeal proceedings in the trial court, the Court of Common Pleas entered an order amending the amount of the remaining portion of the judgment in favor of the plaintiff in the Roth Matter from $4.5 million to approximately $2.8 million. The Company has appealed the amended judgment.

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

We have been adversely impacted by the current global economic uncertainty. We believe that cautious consumer spending, coupled with difficulties in obtaining credit, continue to negatively impact our customers’ abilities to acquire or open new hospitality and retail venues, and also limit customers’ willingness and ability to make certain capital expenditures on new systems and system upgrades. In light of these challenging and uncertain conditions, we continue to review the timing of certain discretionary expenses, and scrutinize carefully and cautiously the expansion of our workforce.

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

Examples of such forward-looking statements in this Quarter Report on Form 10-Q include the following:

•	our expectations regarding the effects of current economic conditions on our customers, our distributors, and our business generally;
•	our expectations about the adequacy of our cash flows and our available borrowing capacity to meet our working capital needs, and our ability to raise additional funds if and when needed;
•	our expectations regarding the impact of recently adopted accounting standards;
•	our expectations regarding executing a new line of credit to replace the current line of credit;
•	our expectations regarding future expenditures on property, plant, and equipment.
•	our belief that, except as noted, existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;
•	our intention to continue to evaluate the need to invest in financial instruments designed to protect against interest rate fluctuations;
•	our expectations regarding effective tax rates in future periods;
•	our expectations regarding future reductions in U.K. tax rates; and
•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British Pound Sterling) and changes in interest rates on our financial performance.

RESULTS OF OPERATIONS

The following discussion of our results of operations for the three- and nine-month periods ended March 31, 2013 includes, for the 2013 periods, the results of operations of Torex Retail Holdings Ltd. (“Torex”), a company we acquired on May 31, 2012.

Revenue:

Three Months Ended March 31, 2013:

The following table provides information regarding sales mix by reportable segments for the three months ended March 31, 2013 and 2012 (amounts are net of intersegment eliminations, and are allocated to the particular segment based on the location of the customer):

	Three Months Ended March 31,
	U.S./Canada		International		Total
(in thousands)	2013	2012	2013	2012	2013	2012
Hardware	$27,937	$30,759	$36,586	$32,286	$64,523	$63,045
Software	12,543	15,007	24,278	22,570	36,821	37,577
Service	82,463	73,619	131,298	103,803	213,761	177,422
Total Revenue	$122,943	$119,385	$192,162	$158,659	$315,105	$278,044

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended March 31,
(in thousands)	2013	2012
Hardware	20.5%	22.7%
Software	11.7%	13.5%
Service	67.8%	63.8%
Total	100.0%	100.0%

For the three months ended March 31, 2013, total revenue was approximately $315.1 million, an increase of approximately $37.1 million, or 13.3% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware and service revenue increased by 2.3% and 20.5%, respectively, compared to the same period last year. Software revenue decreased by 2.0% compared to the same period last year.
•	The increases for hardware and service revenue were largely attributable to the additional revenue generated by Torex. The additional revenue generated by Torex was approximately $48.1 million, which was comprised of hardware revenue of approximately $12.0 million, software revenue of approximately $3.1 million and services revenue of approximately $33.0 million.
•	The decrease in software revenue was primarily due to a decrease in sale of our internally developed restaurant and organic retail software products compared to the same period last year. This decrease was partially offset by the additional software revenue generated by Torex and an increase in sale of Opera suite software products.
•	Current global economic uncertainty continued to have an adverse impact on revenues.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the British Pound Sterling and Euro against the U.S. dollar, negatively impacted total revenue by approximately $2.3 million.

The International segment revenue for the three months ended March 31, 2013 increased by approximately $33.5 million, an increase of 21.1% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 13.3%, 7.6% and 26.5%, respectively, compared to the same period last year. These increases are largely due to the additional revenues generated by Torex.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the British Pound Sterling and Euro against the U.S. dollar, negatively impacted total revenue by approximately $2.3 million.

U.S./Canada segment revenue for the three months ended March 31, 2013 increased approximately $3.5 million, an increase of 2.9% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware and software revenue decreased by 9.2% and 16.4%, respectively, compared to the same period last year. Service revenue increased by 12.0% compared to the same period last year.
•	The decrease in hardware revenue is primarily due to a decrease in the sale of our Workstation products, partially offset by an increase in sale of third party hardware products. The decrease in software revenue is primarily due to decreases in the sale of our internally developed restaurant and retail software products.
•	The increase in service revenue is primarily due to increases in maintenance services, partially offset by a decrease in web-based market services.

Nine months ended March 31, 2013:

The following table provides information regarding sales mix by reportable segments for the nine months ended March 31, 2013 and 2012 (amounts are net of intersegment eliminations, and are allocated to the particular segment based on the location of the customer):

	Nine months ended March 31,
	U.S./Canada		International		Total
(in thousands)	2013	2012	2013	2012	2013	2012
Hardware	$83,577	$78,633	$111,950	$90,248	$195,527	$168,881
Software	36,570	38,550	69,776	66,852	106,346	105,402
Service	247,687	232,766	389,916	297,956	637,603	530,722
Total Revenue	$367,834	$349,949	$571,642	$455,056	$939,476	$805,005

The following table provides information regarding the total sales mix as a percent of total revenue:

	Nine months ended March 31,
(in thousands)	2013	2012
Hardware	20.8%	21.0%
Software	11.3%	13.1%
Service	67.9%	65.9%
Total	100.0%	100.0%

For the nine months ended March 31, 2013, total revenue was approximately $939.5 million, an increase of approximately $134.5 million, or 16.7% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 15.8%, 0.9% and 20.1%, respectively, compared to the same period last year. These increases were largely attributable to the approximately $144.1 million of revenue generated by Torex, which was comprised of hardware revenue of approximately $35.8 million, software revenue of approximately $7.9 million and services revenue of approximately $100.4 million.
•	Current global economic uncertainty continued to have an adverse impact on revenues.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the Euro and Brazilian Real against the U.S. dollar, negatively impacted total revenue by approximately $11.4 million.

The International segment revenue for the nine months ended March 31, 2013 increased by approximately $116.6 million, an increase of 25.6% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 24.0%, 4.4% and 30.9%, respectively, compared to the same period last year. These increases are largely attributable to the additional revenues generated by Torex.
•	The unfavorable foreign currency exchange rate fluctuations, primarily for the Euro and Brazilian Real against the U.S. dollar, negatively impacted total revenue by approximately $11.4 million.

U.S./Canada segment revenue for the nine months ended March 31, 2013 increased approximately $17.9 million, an increase of 5.1% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware and service revenue increased by 6.3% and 6.4%, respectively, compared to the same period last year. Software revenue decreased by 5.1% compared to the same period last year.
•	The increase in hardware revenue was primarily due to an increase in sales of third party computer equipment to our retail customers (primarily during the three months ended September 30, 2012), partially offset by a decrease in sales of our Workstation products.
•	The decrease in software revenue was due to decreased sales of our internally developed restaurant software products, compared to the same period last year.
•	The increase in service revenue was primarily due to increases in maintenance services, partially offset by a decrease in our professional services and web-based marketing services.

Cost of Sales:

Three Months Ended March 31, 2013:

The following table provides information regarding our cost of sales:

	Three Months Ended March 31,
	2013		2012
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$41,514	64.3%	$40,187	63.7%
Software	5,813	15.8%	5,838	15.5%
Service	102,290	47.9%	79,484	44.8%
Total Cost of Sales	$149,617	47.5%	$125,509	45.1%

For the three months ended March 31, 2013 and 2012, cost of sales as a percent of revenue was 47.5% and 45.1%, respectively. Hardware cost of sales as a percent of hardware revenue for the three months ended March 31, 2013 increased 0.6% compared to the same period last year. Software cost of sales as a percent of software revenue for the three months ended March 31, 2013 increased approximately 0.3% compared to the same period last year. The increases primarily reflect margins generated by Torex. When compared to our other businesses, Torex generally has higher sales of non-proprietary hardware, and realizes lower margin from its products. These increases were partially offset by decreases in hardware and software cost of sales for our other businesses when compared to the same period last year.

Service costs as a percent of service revenue for the three months ended March 31, 2013 increased 3.1% compared to the same period last year. This increase primarily reflects margins generated by Torex. When compared to our other businesses, Torex generally realizes lower margins from its services. The increase also reflects an unfavorable product mix between professional services and maintenance services. MICROS generally realizes higher margins on professional services than it does on maintenance services.

Nine months ended March 31, 2013:

The following table provides information regarding our cost of sales:

	Nine months ended March 31,
	2013		2012
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$127,867	65.4%	$106,988	63.4%
Software	16,434	15.5%	14,991	14.2%
Service	304,308	47.7%	233,754	44.0%
Total Cost of Sales	$448,609	47.8%	$355,733	44.2%

For the nine months ended March 31, 2013 and 2012, cost of sales as a percent of revenue were 47.8% and 44.2%, respectively. Hardware cost of sales as a percent of hardware revenue for the nine months ended March 31, 2013 increased 2.0% compared to the same period last year. Software cost of sales as a percent of software revenue for the nine months ended March 31, 2013 increased approximately 1.3% compared to the same period last year. Service costs as a percent of service revenue for the nine months ended March 31, 2013 increased 3.7% compared to the same period last year. These increases primarily reflect margins generated by Torex. When compared to our other businesses, Torex generally has higher sales of non-proprietary hardware, and realizes lower margins from its products and services. The increases also reflect an unfavorable mix between professional services and maintenance services. MICROS generally realizes higher margins on professional services than it does on maintenance services.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses, as a percentage of revenue, for the three months ended March 31, 2013, were 26.4%, a decrease of 2.2% compared to the same period last year. SG&A expenses, as a percentage of revenue, for the nine months ended March 31, 2013, were 26.4%, a decrease of 3.0% compared to the same period last year. The decreases in both 2013 periods were primarily due to a decrease in incentive based compensation expense as compared to the same periods last year.

Research and Development (“R&D”) Expenses:

R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended March 31,		Nine months ended March 31,
(in thousands)	2013	2012	2013	2012
R&D labor and other costs	$19,633	$15,602	$56,514	$43,364
Capitalized software development costs	(1,173)	(1,921)	(3,398)	(5,870)
Total R&D expenses	$18,460	$13,681	$53,116	$37,494
% of Revenue	5.9%	4.9%	5.7%	4.7%

The increase in total R&D expenses is primarily related to additional R&D expenses associated with Torex. The decreases in capitalized software development costs are primarily related to the completion of the development of C3G, our supply chain and life cycle management tool software, during the three months ended September 30, 2012, and XBR Ingenium, our next generation loss prevention reporting and business analytics solution, during the three months ended March 31, 2013.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses for the three months ended March 31, 2013 were approximately $5.7 million, an increase of approximately $2.2 million compared to the same period last year. Depreciation and amortization expenses for the nine months ended March 31, 2013 were approximately $16.7 million, an increase of approximately $5.4 million compared to the same period last year. The increases in both 2013 periods are primarily due to amortization of intangible assets acquired in connection with our acquisition of Torex.

Share-Based Compensation Expenses:

The following table provides information regarding the allocation of non-cash share-based compensation expense to SG&A expense, R&D expense and cost of sales, and the impact of the expense on diluted net income per share attributable to MICROS common shareholders:

	Three Months Ended March 31,		Nine months ended March 31,
(in thousands)	2013	2012	2013	2012
Selling, general and administrative	$4,161	$3,446	$14,766	$11,528
Research and development	490	264	1,256	878
Cost of sales	89	58	244	143
Total non-cash share-based compensation expense	4,740	3,768	16,266	12,549
Income tax benefit	(1,570)	(1,441)	(5,225)	(4,344)
Total non-cash share-based compensation expense, net of tax benefit	$3,170	$2,327	$11,041	$8,205
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.04	$0.03	$0.14	$0.10

As of March 31, 2013, there was approximately $32.4 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards that is expected to be recognized in our consolidated statements of operations over a weighted-average period of 2.0 years.

Non-operating Income:

Net non-operating income for the three months ended March 31, 2013 and 2012 was approximately $1.6 million. The interest income for the three months ended March 31, 2013 decreased approximately $0.8 million as compared to the same period last year due to lower available funds and lower interest rates during the three months ended March 31, 2013. The reduction in available funds principally reflects our use of available funds to acquire Torex. The decrease in interest income was offset by foreign currency exchange gain for the three months ended March 31, 2013 of approximately $0.7 million, compared to foreign currency exchange loss of approximately $0.3 million for the three months ended March 31, 2012.

Net non-operating income for the nine months ended March 31, 2013 was approximately $6.4 million compared to approximately $5.4 million for the same period last year. The increase of approximately $1.0 million was due to an approximately $4.1 million gain on the sale of auction rate securities, offset by lower interest income of approximately $2.1 million, credit based impairment loss of approximately $0.6 million related to the final auction rate security in our portfolio (the security subsequently was sold during the three months ended March 31, 2013 for an amount equal to the fair value of the security), and higher foreign currency exchange losses of approximately $0.3 million. The lower interest income was due to lower available funds, primarily reflecting our use of available funds to acquire Torex, and lower interest rates during the nine months ended March 31, 2013.

Income Tax Provisions:

The effective tax rate for the three months ended March 31, 2013 and 2012 was 25.7% and 24.5%, respectively. The increase in effective tax rate for the three months ended March 31, 2013 compared to the same period last year was primarily attributable to an increase in taxes associated with changes in our uncertain tax positions, partially offset by a decrease in taxes due to changes in earnings mix among jurisdictions and nondeductible compensation expense. We have recognized an increase in net unrecognized tax benefits for the three months ended March 31, 2013 as compared to the same period last year, which resulted in an increase in income tax expense of approximately $2.7 million and an increase in the effective tax rate of 4.7%. This increase was primarily due to the reduction of the recognition of expiration of statutes of limitation during the three months ended March 31, 2013 as compared to the same period last year.

The effective tax rate for the nine months ended March 31, 2013 and 2012 was 27.7% and 29.6%, respectively. The decrease in effective tax rate for the nine months ended March 31, 2013 compared to the same period last year was primarily attributable to a decrease in taxes associated with changes in our earnings mix among jurisdictions and nondeductible compensation expense, partially offset by a tax rate decrease in the U.K. which reduced the carrying value of our deferred tax assets. We have recognized a decrease in net unrecognized tax benefits for the nine months ended March 31, 2013 as compared to the same period last year, which resulted in a reduction in income tax expense of approximately $3.1 million and a reduction in the effective tax rate of 1.8%. This reduction was primarily due to favorable settlements with tax authorities and the expiration of statutes of limitation recognized during the three months ended September 30, 2012.

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

We estimate that within the next 12 months, our unrecognized income tax benefits will decrease by between approximately $4.6 million and approximately $6.6 million due to the expiration of statutes of limitations and settlement of issues with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities related to uncertain tax positions.

During our fiscal year 2014 first quarter ending September 30, 2013, we expect reduction of U.K. tax from the current tax rate of 23% to 21% effective April 1, 2014, and a further reduction to 20% effective April 1, 2015. The reduction in rates are expected to result in an increase in income tax expense of approximately $3.4 million for the three months ending September 30, 2013 and for the fiscal year ending June 30, 2014, an increase in the effective tax rate between 6% to 7% for the three months ending September 30, 2013 and an increase in the effective tax rate between 1% to 2% for the fiscal year ending June 30, 2014. The carrying value of our deferred tax assets will be reduced during the period when the rate reductions are enacted.

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

Our income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2009, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2009. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process, or due to the impact of items such as carryback or carryforward claims.

Recent accounting standards

Recently Adopted Accounting Pronouncements

On July 1, 2012, we adopted Financial Accounting Standards Board (“FASB”) guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new guidance requires that changes in other comprehensive income be presented either in a single continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In accordance with the new guidance, we have presented two separate but consecutive statements which include the components of net income and other comprehensive income. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”.) This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements other than requiring additional disclosures.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The following comprise the categories of critical accounting estimates that we used in the preparation of our condensed consolidated financial statements included in this report:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Inventory;
•	Capitalized software development costs;
•	Valuation of long-lived assets and intangible assets;
•	Goodwill and indefinite-lived intangible assets;
•	Share-based compensation;
•	Income taxes.

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee. Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2012 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our Condensed Consolidated Statement of Cash Flows summary is as follows:

	Nine months ended March 31,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$139,895	$131,622
Investing activities	(61,008)	9,769
Financing activities	(77,394)	(40,977)

Operating activities:

Net cash provided by operating activities for the nine months ended March 31, 2013 increased approximately $8.3 million compared to the nine months ended March 31, 2012. This increase was primarily due to an increase in net income of approximately $10.7 million and improved collections during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. These increases were partially offset by certain unfavorable changes in working capital during the three months ended March 31, 2013 in comparison to the same period last year, including higher interim income tax payments and higher purchases of inventory.

Investing activities:

Net cash used in investing activities for the nine months ended March 31, 2013 was approximately $61.0 million, reflecting approximately $41.6 million used to purchase investments, net of cash received from the maturities and sales of investments (including approximately $42.1 million received from the sale of our auction rate securities). We also used approximately $19.1 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Net cash provided by investing activities for the nine months ended March 31, 2012 was approximately $9.8 million, reflecting approximately $29.7 million we received from the maturities of investments, net of cash used to purchase investments. We also used approximately $19.3 million to purchase property, plant and equipment, and to develop software to be licensed to others.

Financing activities:

Net cash used in financing activities for the nine months ended March 31, 2013 was approximately $77.4 million, reflecting approximately $90.9 million used to repurchase our stock, partially offset by proceeds from stock option exercises of approximately $7.3 million, realized tax benefits from stock option exercises of approximately $3.1 million and borrowings under the line of credit by our Japanese subsidiary of approximately $4.0 million.

Net cash used in financing activities for the nine months ended March 31, 2012 was approximately $41.0 million, reflecting approximately $53.7 million used to purchase our stock under our stock repurchase program, and approximately $4.2 million used to acquire a non-controlling interest held by a third party, thereby enabling us to become the sole owner of the entity. These amounts were partially offset by proceeds from stock option exercises of approximately $12.1 million and realized tax benefits from stock option exercises of approximately $4.9 million.

Capital Resources

Our cash and cash equivalents and short-term investment balance of approximately $669.4 million at March 31, 2013 is an increase of approximately $87.3 million from the June 30, 2012 balance. At March 31, 2013, approximately $311.2 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

The favorable foreign exchange rate fluctuations against the U.S. dollar as compared to June 30, 2012 increased our cash and cash equivalents and short-term investment balance at March 31, 2013 by approximately $1.9 million. All cash and cash equivalents and short-term investments are being retained for our operations, expansion of our business, the repurchase of our common stock, and future acquisitions.

We have two credit agreements (the “Credit Agreements”) that, through July 31, 2013, provide an aggregate $50.0 million multi-currency committed line of credit. As of March 31, 2013, we had approximately $4.0 million outstanding under the Credit Agreements and had applied approximately $0.6 million to guarantees. We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the March 31, 2013 exchange rate). As of March 31, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.5 million (approximately $0.6 million at the March 31, 2013 exchange rate) of the credit facility has been used for guarantees. As of March 31, 2013, we had an aggregate borrowing capacity of approximately $46.1 million under all of the credit facilities described above. See Note 5 “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We are currently negotiating a new line of credit agreement to replace the Credit Agreements that expire on July 31, 2013. We expect the new line of credit agreement to have a comparable borrowing capacity as the Credit Agreements and do not expect any issues in executing the new line of credit agreement by July 31, 2013.

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

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

(in thousands, except ratios)	March 31, 2013	June 30, 2012
Cash and cash equivalents and short-term investments (1)	$669,352	$582,038
Available credit facilities	$51,282	$51,266
Outstanding credit facilities	(3,981)	0
Outstanding guarantees	(1,202)	(1,055)
Unused credit facilities	$46,099	$50,211
Working capital (2)	$603,554	$500,127
MICROS Systems, Inc.’s shareholders’ equity	$1,156,248	$1,092,645
Current ratio (3)	2.41	2.20

(1)	Does not include approximately $34.3 million invested in auction rate securities, classified as long-term investments in our Condensed Consolidated Balance Sheet as of June 30, 2012.
(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk

We recorded foreign sales, including exports from the U.S./Canada, of approximately $571.6 million and $455.1 million during the nine months ended March 31, 2013 and 2012, respectively, to customers located primarily in Europe, Pacific Rim and Latin America. See Note 10, “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

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

We transacted business in 41 and 42 currencies in the nine months ended March 31, 2013 and 2012, respectively. The relative currency mix for the three and nine months ended March 31, 2013 and 2012 was as follows:

	% of Reported Revenues				Exchange Rates to
	Three Months Ended		Nine months ended		U.S. Dollar as of
	March 31,		March 31,		March 31,
Revenues by currency (1)	2013	2012	2013	2012	2013	2012
United States Dollar	41%	50%	41%	50%	1.0000	1.0000
Euro	26%	22%	25%	22%	1.2818	1.3343
British Pound Sterling	14%	7%	14%	8%	1.5202	1.6012
Australian Dollar	2%	3%	2%	3%	1.0419	1.0353
Mexican Peso	1%	1%	1%	1%	0.0812	0.0781
Norway Krone	1%	1%	1%	1%	0.1710	0.1756
Singapore Dollar	1%	1%	1%	1%	0.8061	0.7949
Sweden Krona	1%	1%	1%	1%	0.1532	0.1512
Swiss Franc	1%	2%	1%	2%	1.0532	1.1078
All Other Currencies (2)	12%	12%	13%	11%	0.2375	0.3126
Total	100%	100%	100%	100%

(1)	Calculated using weighted-average exchange rates for the fiscal period.
(2)	The “% of Reported Revenue” is calculated based on the weighted-average three and nine month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” represents the weighted-average March 31, 2013 and 2012 exchange rates for all other currencies. Weighting is based on the three and nine month fiscal period revenue for each country whose currency is included in the “All Other Currencies” category. Revenues from each currency included were less than 1% of our total revenues for the three months ended March 31, 2013.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the nine months ended March 31, 2013 would have affected our total revenues by approximately $37.0 million, or 3.9%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

Interest rate risk

Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risk. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives. At March 31, 2013, we had approximately $4.0 million in borrowings and had not entered into any instruments to hedge our exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase in the future if we increase our borrowings under the line of credit. As we had approximately $4.0 million in borrowings as of March 31, 2013, a 1% change in interest rate would have resulted in an immaterial impact on our condensed consolidated financial position, results of operations and cash flows. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities in our portfolio may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of March 31, 2013, but the change in our interest income for the nine months ended March 31, 2013 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $5.0 million based on the cash, cash equivalents and short term investment balances as of March 31, 2013.

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

On August 24, 2010, the Company’s Board of Directors authorized the purchase of up to two million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. On January 22, 2013, the Company’s Board of Directors authorized the purchase of up to an additional two million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

As of March 31, 2013, all two million shares subject to the August 2010 authorization had been purchased, and approximately 1.6 million shares remain available for purchase under the January 2013 authorization.

During the three months ended March 31, 2013, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/13 – 01/31/13	224,983	$42.99	224,983	2,218,885
02/01/13 – 02/28/13	285,000	$43.88	285,000	1,933,885
03/01/13 – 03/31/13	350,607	$43.74	350,607	1,583,278
	860,590		860,590

(1)    Purchases of Company securities described in the table were made under the Board of Directors’ August 24, 2010 and January 22, 2013 repurchase authorizations. All shares subject to the August 24, 2010 authorization have been purchased. The January 22, 2013 repurchase authorization expires on January 21, 2016.

On April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

ITEM 6.	EXHIBITS

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
101	The following materials from MICROS Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: April 25, 2013	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: April 25, 2013	/s/ Michael P. Russo
Michael P. Russo
Vice President, Corporate Controller
and Principal Accounting Officer

