Form 10-K
period 2013-06-30
MICROS SYSTEMS INC
filed 2013-08-22
CIK 320345

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

YES ☐  NO ☑

The aggregate market value of the common equity (all of which is voting) held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 30, 2012, was $3,350,100,837.

At the close of business on July 31, 2013, there were issued and outstanding 76,611,145 shares of registrant’s Common Stock at $0.025 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held November 22, 2013, is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer, and servicer of enterprise applications solutions for the global food and beverage, hotel and retail industries. MICROS Systems, Inc. was incorporated in the State of Maryland in 1977 as Picos Manufacturing, Inc. and, in 1978, changed its name to MICROS Systems, Inc.

References to “MICROS,” the “Company,” “we,” “us,” and “our” herein include the operations of MICROS Systems, Inc. and also our subsidiaries on a consolidated basis, unless the context indicates otherwise. Our fiscal year runs from July 1 through June 30. Accordingly, references to a fiscal year mean the 12-month period ending June 30 of that year; i.e., fiscal year 2013 means the 12-month period ending June 30, 2013.

We operate in two reportable segments for financial reporting purposes: U.S./Canada and International. You can find financial information for each reportable segment, as well as certain financial information about geographic areas, in Note 16 “Segment Information” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In each of our two reportable segments, we have developed an infrastructure through which we license and sell all of our products and services. While the products and services that are sold may be configured for each segment to address local laws, tax requirements and client preferences, the products and services are substantially similar worldwide.

Our clients are in the food and beverage industry, the hotel industry and the retail industry. We define these industries as follows:

The food and beverage industry encompasses numerous defined markets, including the following:

•	table service and quick service restaurants (including chains, franchisees of chains, and independent businesses)
•	food and beverage operations within hotels
•	entertainment venues (including, for example, stadiums, arenas, and theme parks)
•	business food service operations
•	casinos
•	transportation food service
•	government operations providing foodservice
•	cruise ships

The hotel industry consists of operations providing lodging related service to consumers. The hotel industry includes enterprises consisting of hotels, resorts, motels, casinos, cruise ships, bed and breakfasts, and campgrounds.

The retail industry consists of retail operations selling directly to businesses and consumer goods and services such as clothing, food, hardware, jewelry, shoe and other items.

Our enterprise application information solutions comprise three major areas: (1) food and beverage information systems, (2) hotel information systems, and (3) retail information systems. The food and beverage information systems consist of hardware and software for point-of-sale and operational applications, ecommerce, back office applications, including inventory, labor and financial management, gift cards, and certain centrally hosted enterprise applications. The hotel information systems consist of software encompassing room reservation management systems, sales and catering, revenue management, ecommerce, business analytics, central reservations, and interfaces to third party applications. The retail information systems consist of software encompassing point-of-sale, loss prevention, ecommerce, business analytics, customer gift cards, electronic payments and enterprise applications. We market our products and services globally. We also sell hardware to our clients and provide field and remote support.

ENTERPRISE APPLICATIONS

Food and Beverage Enterprise Applications

Our food and beverage systems include enterprise applications, kitchen product applications, mobile applications, marketing applications, and hardware. Most of the software products are designed to operate on industry standard computers, point-of-sale terminals and workstations and mobile devices.

Hardware

The workstations that we designed, market and support are the Workstation 5A and 2015 PC Workstation. We also integrate other hardware devices (e.g., printers, cash drawers, credit card remote payment terminals, mobile devices, digital menu boards, kitchen control systems and pole displays) into our complete product offerings.

The Workstation 5A is an industry standard terminal using Microsoft’s Embedded CE and POSReady 2009 operating systems. Key design elements of MICROS’s workstations, which Workstation 5A builds upon, are the encased nature of the screen, special materials to withstand various levels of temperature and humidity, passive cooling, solid state storage, highly efficient energy use, and sound capabilities.

The MICROS 2015 PC Workstation is a high-performance terminal designed to operate our food and beverage applications and other third party software applications. It can be configured to accommodate various memory and storage requirements. The product supports several Microsoft operating systems and Linux.

During fiscal year 2013 we developed and began shipping the MICROS mTablet, the mStation and associated peripherals. The mTablet is a ruggedized tablet with a modular design utilizing Microsoft’s Windows Compact Embedded 7 operating system.  Key features of the mTablet include a dual core ARM processor, spill proof and hardened casework, enhanced operating temperature range,  integrated encrypting magnetic card reader and optional daylight viewable display. The mStation is a companion device to the mTablet, and provides expanded connectivity options for the mTablet, including customer displays, printers, scales, scanners, coin changers and network connectivity.  The mStation can also be equipped with a high capacity battery, allowing for portable operation of a system in remote locations typical of stadiums, banquet halls, amusement parks and outdoor dining locations.  A full range of peripherals, including multi-bay chargers, hand straps, shoulder straps, integrated scanners and modular printers complete the mTablet/mStation offering.

The Protégé Customer Display System and MICROS Order Confirmation Systems are designed primarily for the quick service restaurant market, and provide detailed information to a restaurant’s clients regarding their order, ensuring order accuracy and improving speed of service. The Protégé Customer Display System is connected directly to a MICROS Workstation. The MICROS Order Confirmation System provides order detail via a remote 15” daylight viewable, environmentally protected display.

We also market a product named the Keyboard Workstation 270. This product enables orders to be entered through the MICROS Simphony and 9700 HMS (software products that are described below) via a lower cost, durable workstation with a keyboard interface. The Keyboard Workstation is used primarily in institutional food service environments, convention centers, and sports complexes.

Through our JTECH subsidiary, we offer pagers, wireless systems, alert software, and related products (all manufactured for us by third party contract manufacturers) for use in food and beverage operations, retail, medical, and other environments.

Additionally, we resell various other hardware products, including personal computers, servers, printers, network cards, and other related computer equipment.

Software

Our main food and beverage enterprise applications software systems are Simphony, the MICROS Restaurant Enterprise Series system, the MICROS 9700 Hospitality Management System (“HMS”), and the MICROS e7 Series. These systems provide transaction control for table service, quick service and large food service and entertainment venues. Our design architecture enables existing users of many MICROS products to access third party software applications. In addition, many MICROS restaurant information system products interface with various back office accounting and property management systems, including our hotel products.

The Simphony family of software solutions is designed to be a comprehensive software application suite for use by table service restaurants, quick service restaurants, and large enterprise food and beverage operations. It is capable of operating at large, single site venues such as airport and other travel-related food service concessions, casinos, theme parks, and resorts as well multi-unit quick service and table service restaurant operations.

Simphony enterprise solutions are implemented either through a central hosted model or as a client server on-premise platform. The centralized configuration allows for a flexible deployment model that can be molded to meet the client’s requirements.

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

When deployed as an enterprise solution, Simphony enables clients to reduce significantly the costs associated with a traditional multiple property solution. The Simphony services can be run from a site’s workstations, eliminating the need to manage a back office server. In addition, software deployment for new properties and upgrades is controlled and managed at the enterprise level, thus eliminating the need to send staff to every store for these tasks. As of June 30, 2013, MICROS has installed over 10,800 sites with Simphony, and hosts over 1,000 of these sites.

The MICROS Restaurant Enterprise Series (RES) is designed for table service and quick service restaurants. It has an open systems architecture using the Microsoft’s Windows® operating system and a Sybase® relational database, and can run on standard computers and MICROS designed terminals and workstations. The MICROS RES software solutions include point-of-sale transaction control, restaurant operations, data analysis, and communications. The restaurant operations modules include inventory, product forecasting, labor management, financial management, gift cards, customer loyalty and enterprise data management. One of the modules is the Kitchen Display System, which displays food orders and offers additional reporting capabilities on restaurant service. Other components include Mobile MICROS and MICROS RES Kiosk, which enables customer information and self-ordering on third-party kiosks or directly through the use of smart phones and tablets.

For management of multiple restaurants, MICROS RES includes a suite of software products called Enterprise Management. This suite enables data to be transmitted to a remote site (e.g., the headquarters of a restaurant chain) for data collection and analysis. Additionally, pricing and menu changes can be made from a remote site and downloaded to specified restaurant locations.

The MICROS 9700 HMS is designed for larger leisure and entertainment venues, which include resorts, casinos, airport and other travel-related food service concessions, stadiums/arenas, theme parks, table service and quick service restaurants in hotels, and larger stand-alone restaurants. The MICROS 9700 HMS product has an open systems architecture running on either Microsoft SQL Server or Oracle 10g databases. The product can be deployed on site in a client-server configuration or on a multi-property configuration where a remote server can address multiple food and beverage site operations.

We also market the MICROS e7 system to small restaurants globally.

Portal

We developed and market an Internet-based portal product named “mymicros.net.” The mymicros.net product posts restaurant transaction detail to a centralized data warehouse in near real time. This product enables the customer to view reports and charts for a single site, a group of restaurants, or the entire enterprise from any location that has an Internet connection. In addition, mymicros.net incorporates additional products for inventory management, labor scheduling and control, gift cards, loyalty cards and other marketing programs. The mymicros.net software product can either be purchased via a perpetual use license or by annual or multi-year software as a service (SaaS) subscription contract. In fiscal 2013 we introduced a new software solution named MICROS inMotion. The product is a web-based reporting tool which provides business intelligence, loss prevention reports and operational data on a mobile device.

Hosting

We host mymicros.net, Simphony, and other hosted food and beverage related enterprise software applications in the same data centers (the locations are listed in the Services section). As of June 30, 2013, we hosted applications supporting over 31,000 food and beverage sites.

Food and Beverage Enterprise Application Products	Description
Software
Simphony	An enterprise application family for table service restaurants, quick service restaurants, and for large food service, leisure and entertainment venues
MICROS 9700 HMS	An enterprise application for large food service, leisure and entertainment venues
MICROS 3700	An enterprise application for table service and quick service restaurants
Restaurant Enterprise Series (RES)	A suite of software products for the MICROS RES system
MICROS e7	An enterprise application for small restaurants
Kitchen Display System	Component of RES, providing additional reporting capabilities and information
RES Kiosk	Component of RES, for self-ordering and customer information via a kiosk
Mycentral	A web based product enabling on-line ordering from restaurants
mymicros.net	A suite of web based products for use with food and beverage enterprise application products
myreservations	A web based restaurant reservation service

Hardware
MICROS Workstation 5A Terminal	A Windows® CE POS terminal for food and beverage operations

MICROS 2015 Workstation	A high performance workstation for use in food and beverage operations
MICROS mTablet	A ruggedized tablet with a modular design
MICROS mStation	A companion device to the mTablet which holds and connects to the tablet. The mStation provides connectivity to peripherals, power, battery and communications
MICROS Protégé Customer Display	Interactive customer display providing order confirmation and marketing content
MICROS Order Confirmation System	A display system used in quick service restaurant drive-thru facilities
JTECH Paging Products	A suite of paging products
MICROS Digital Menu Boards	Hardware for digital menu board systems for food and beverage operations to promote food and beverage offerings and promotions

Our food and beverage enterprise application systems are installed worldwide. Major table service restaurant chain clients include the following:

•	Bertucci’s	•	Groupe Le Duff	•	Perkins
•	Buffalo Wild Wings	•	Hard Rock Café	•	Pizza Express
•	Chevy’s	•	HMS Host	•	Ruby Tuesday’s
•	Cara	•	Hooters	•	Ruth’s Chris Steakhouse
•	Cracker Barrel	•	IHOP	•	T.G.I. Friday’s
•	Costa Coffee	•	Johnny Carinos	•	VIPS
•	Del Friscos	•	La Madeleine	•	Wagamama
•	Eat N’Park	•	Lone Star	•	Whitbread
•	Fazer Amica	•	Manchu Wok
•	Famous Dave’s	•	Mimi’s Cafe
•	Friendly’s	•	Mitchells and Butlers

Major quick service chain restaurant clients (including clients who are franchisees of the chains listed below), include the following:

•	Atlanta Bread	•	Five Guys	•	Tropical Smoothie Café
•	Arby’s	•	Krispy Kreme	•	Wagamama’s
•	Auntie Anne’s	•	Panera	•	Wendy’s
•	Baja Fresh	•	PinkBerry	•	Which Wich
•	Ben & Jerry’s	•	Popeye’s	•	Wingstop
•	Burger King	•	Retail Brand Group	•	Yum! Brands
•	Coffee Club	•	Sonic	•	Zaxby’s
•	El Pollo Loco	•	Starbucks
•	Extreme Brandz	•	Subway

Our food and beverage enterprise application systems are also installed in hotel restaurants in various hotel chains, including the following:

•	Accor	•	Hyatt	•	Omni
•	Boyd Gaming	•	InterContinental Hotels	•	Pan Pacific
•	Camino Real	•	Kempinski	•	Peninsula
•	Danubius	•	Mandarin Oriental	•	Radisson
•	Fairmont	•	Marriott International	•	Starwood International
•	Four Seasons	•	MGM Resort	•	Wyndham International
•	Hilton	•	Millennium

Additional significant markets for our food and beverage enterprise application systems include complex food service environments, such as casinos, cruise ships, sports arenas, airport concourses, theme parks, recreational centers, institutional food service organizations, and specialty retail shops. Clients for our systems that serve these environments include Aramark, Centerplate, Compass, Delaware North, HMS Host, Sodexho and various government entities. We have also installed large food and beverage enterprise application systems for the following clients:

•	Citi Field	•	Mandalay Resorts Group	•	The Venetian Resort
•	Emirates Stadium	•	MetLife Stadium	•	Washington Nationals
•	Fenway Park	•	M&T Bank Stadium	•	Wembley Stadium
•	Grand Casino	•	Raymond James Field	•	Wynn Resorts
•	Harrah’s Casinos	•	Target Field

We supply and service enterprise application systems for users in the complex food service environments identified above both directly and through distribution channels, including through specialty reseller relationships with Blackboard Inc. and The CBORD Group Inc.

Hotel Enterprise Applications

For the hotel industry, we develop, distribute, and support a comprehensive line of hotel enterprise application software products and services. Globally, there are approximately 28,100 MICROS hotel room reservations applications installed. Approximately 90% of these sites have installed our OPERA software suite or Fidelio Suite8, products which we continue to develop.

Our OPERA suite includes room reservations, sales and catering, central room reservations, customer information system, revenue management, sales support, data mining, financial statements, condominium reservations and accounting, golf reservations, spa management, and quality management. OPERA runs on two operating systems: Microsoft Windows® (Server and XP) and IBM AIX®, and uses an Oracle® database. OPERA’s software architecture enables the product to be deployed either on-premises or hosted in an off-site location.

The OPERA software provides for hotel room reservations, guest accounting, travel agent accounting, sales and catering, revenue management and engineering management. The OPERA software also interfaces to central reservation systems, whether MICROS or third parties, to on-line travel services (e.g., Expedia, Priceline and Hotels.com), and to global distribution systems (e.g., Sabre, Galileo, Amadeus and WorldSpan). The OPERA Sales and Catering software enables hotel sales staff to evaluate, reserve and invoice meetings, banquets and related events for a property. The OPERA Reservation software enables hotels to coordinate, process, track, and analyze hotel room reservations at a central facility for electronic distribution to the appropriate lodging site. The OPERA Customer Information System software enables hotels to efficiently capture and track relevant guest information. The OPERA Revenue Management software enables hotels to manage room rates, occupancy, and the mix of business between corporate and transient clients. We also offer an Internet-based hotel reservation service via our myfidelio.net service. This service enables corporations, tourist representation services, and consumers to reserve rooms and manage reservations directly with designated hotels. This service also enables those hotel properties without internal reservation capabilities to outsource to us the maintenance of their connectivity to the global distribution systems and certain alternative distribution systems.

We also offer limited versions of the OPERA room reservation system called OPERA Xpress, OPERA Lite, and Operetta. These products enable smaller properties to deploy the OPERA at a lower price, but with fewer features and functions than the full OPERA suite. As of June 30, 2013, approximately 21,250 hotel sites have installed either OPERA, OPERA Xpress, OPERA Lite, or Operetta.

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

We also market a hotel software product under the name Fidelio Suite8. This product uses the Windows® operating system with an Oracle® database. The product is designed to meet the needs of chain hotels, independent hotel operators, resorts, campgrounds, seasonal lodging sites. The product is installed in over 4,000 hotel and lodging sites as of June 30, 2013.

In conjunction with our hotel enterprise application software products, we developed and market the MICROS Commerce Platform. This application delivers hotel websites and consumer facing agent applications for personal computers and mobile devices which allows for easy management and configuration of a brand or property’s digital image through a centrally accessed point-and-click user interface. The MICROS Commerce Platform enables hotels to extend the front-desk features and functionality to handheld devices, thus reducing or eliminating the need for front desk personnel to provide those functions.

Hosting

We offer hosting services for hotel clients in several of our hosting centers around the world. We currently host over 4,500 hotel sites running various hotel applications.

Cruise

Through our subsidiary Fidelio Cruise, we market the Ships Property Management System (“SPMS”) suite of applications, which includes a software product designed for use by the cruise industry. The SPMS application enables cruise operators to manage passenger, visitor, group, and crew information at various stages from check-in to check-out, invoicing, credit card handling with online functionality, safety and security, and automated check-in with picture taking for passengers, crew, and visitors. Through the SPMS software, cruise lines can monitor all financial transactions on board and operate a central accounting and invoicing system for each passenger and crew member. Furthermore, the software maintains the count of passengers and staff on-board, as required by international industry regulations. Additional SPMS modules support the operation of on-board health spas, on-board MICROS point-of-sale systems, on-board business centers, on-board medical centers, and on-board casinos, as well as shore excursions.

We also market Fidelio Cruise Crew Management System, which supports the shore side and shipboard crew resource operations for a cruise ship, the Fidelio Cruise Fleet Management System, which enables fleet-wide data analysis for cruise ship operators, and the Fidelio Cruise Materials Management System, which provides a real-time fleet-wide inventory of consumables at an individual shipboard level and at a cruise ship headquarters.

Hotel Enterprise Application Products	Description
Software
OPERA Front Office	Room reservation software for hotels, targeted to full service hotels
OPERA Xpress	Room reservation software for hotels, targeted to limited service hotels
OPERA Lite	Room reservation software for hotels, targeted to smaller hotels
Operetta	Room reservation software and hardware bundle for hotels, targeted to smaller hotels
Opera 9 Mobile	A web based application for hotel room reservations and other applications
Suite 8	Room reservation software for hotels, generally smaller chains and independents
OPERA Revenue Management System	Software that helps hotels develop and manage pricing strategies
OPERA Reservation System	Software that manages central hotel reservations for hotel chains or hotel groups
OPERA Customer Information System	Software that manages customer information and loyalty programs
OPERA Vacation Ownership System	Software that manages reservations for hotel condominiums and related condominium management
OPERA Web Booking Suite System	Software that enables OPERA to receive Internet reservations
OPERA Sales and Catering	Software that helps hotels manage client on-site meeting needs
OPERA Sales Force Automation	Software that manages sales leads, meeting agendas, and contracting, and provides other support to the national and regional sales teams for hotel chains
OPERA Activity Scheduler	Software that manages the scheduling and billing for hotel resort recreational activities, such as golf, tennis, spas, etc.
OPERA Kiosk	Enables guest check-in and check-out at a stand-alone kiosk, and includes other interactive features
OPERA Business Intelligence	Software that provides analytics for financial and operations analyses
myfidelio.net	An Internet based hotel reservation service and network
Fidelio Cruise Systems	A suite of software products that manages reservations, food and beverage applications and other activities for the cruise industry
MICROS Commerce Platform	A suite of web based applications for hotels including developing and hosting web sites, marketing, search engine optimization, social media and marketing services

Our hotel room reservations applications are installed worldwide in leading hotel chains including the following:

•	Accor	•	Hilton Hotels	•	Omni
•	Best Western	•	Hyatt Hotels & Resorts	•	Peninsula
•	Camino Real	•	InterContinental Hotels Group	•	Scandic
•	Carlson Hotels	•	ITC Welcome Group	•	Shangri-La
•	Danubius	•	Kempinski	•	Sol Melia
•	Delta Hotels	•	Loews	•	Solare
•	Dusit Thani	•	Louvre Hotels	•	Starwood International
•	Fairmont	•	MGM Resort	•	Steigenberger

•	Federal	•	Marriott International	•	Travelodge
•	Four Seasons	•	Millennium	•	Wyndham Worldwide
•	Hard Rock Hotels	•	Mövenpick	•	Wynn Resorts

The MICROS Opera Central Reservation is installed in numerous hotel chains, including the following:

•	Boscolo	•	MGM Resorts	•	Starhotels
•	Constellation	•	Omni	•	Sun International
•	Delta Hotels	•	Pan Pacific	•	Tarsadia Hotels
•	Fairmont	•	Ramada	•	Thistle
•	Four Seasons	•	Red Lion	•	Thon Hotels
•	Great Wolf Resorts	•	Rydges	•	Travelodge
•	Hong Kong & Shanghai Hotels Ltd.	•	Scandic Hotels	•	Westmark
•	Loews Hotels	•	Shangri-La	•	Wyndham Worldwide
•	Louvre Hotels	•	Shell Hospitality	•	Wynn Resorts
•	MacDonalds	•	Shila Hotel Group	•	Xanterra
•	Millennium & Copthorne	•	Sokos

Fidelio Cruise software is installed on approximately 220 cruise ships. Clients include the following:

•	Aida Cruises	•	Norwegian Cruise Line	•	Royal Caribbean International
•	Carnival	•	P&O Cruises UK	•	Sea Cloud
•	Celebrity Cruise	•	Princess Cruises	•	Seabourn
•	Cunard Line	•	Pullmantur	•	Silversea Cruises
•	Fred Olsen Line	•	Regent Seven Seas Cruises
•	Holland America Line
•	MSC Cruises

Retail Enterprise Applications

We market retail enterprise software applications encompassing store based systems, cloud based applications for business intelligence and ecommerce solutions.

Xstore Store Management System (“Xstore”) is a store based software application designed for the retail industry. It has a full SOA (service oriented architecture) compliant architecture with a highly flexible configuration capability, making it possible for clients to customize the application. It runs on the Oracle’s Java® operating system, and its architecture enables it to be integrated to both Windows and Linux-based back office systems.

We also support other retail store based software applications, including Store21 Store Management System (“Store21”), and Tradewind Store Management System (“Tradewind”). Store21 is a product designed for specialty retailers, while Tradewind is a product targeted at larger format stores and at high transaction volume stores. Each product can be integrated with the retailer’s back office systems, and we also offer certain additional back office, communications, and reporting modules for use with Store21 and Tradewind.

MICROS also offers the Retail J and Lucas retail store software enterprise applications. The Retail J software provides point-of-sale, inventory control, mobile applications, payment solutions, business analytics, customer sales vouchers, and human capital management. Lucas is a retail software system designed for use in the fuel and convenience store industry and specialty retails. These two applications are currently offered mainly in Europe but will be expanded to other international regions.

We also offer the MICROS Home Office Business Intelligence Suite for retail stores, which includes loss prevention (marketed under the trade names “XBR” and “XBR Ingenium”), customer relationship management, gift cards (marketed under the trade name “Relate”), and audit control (marketed under the trade name “Balance”). We also offer these applications to our food and beverage clients via MICROS provided centrally hosted or self-hosted environment.

All of these retail applications and systems run on both industry standard computers, tablets and mobile devices. MICROS also offers in-store mobile solutions compatible with Apple Corporation’s iPod Touch, iPhone, and iPad systems. These solutions enable store associates to ring up sales, handle inventory and service clients using the mobile devices.

We offer an ecommerce platform with extensive features, marketed under the trade name the MICROS Commerce Platform, as well as creative and design services to help clients create custom websites.

We also offer order management and order broker software and services (marketed under the trade names “CW Serenade” and “Locate,” respectively) that enable a retailer to manage customer purchase transactions through multiple sources, including a store, the Internet, catalog phone-in orders, call centers, kiosks, and wireless devices. The solutions enable the merchant to provide the customer with full transparency through the purchasing process, e.g., research from one channel, purchasing from a second channel and implementing a return or exchange through a third channel.

In addition, we develop, support, and distribute software solutions which provide for collaborative end-to-end product and supplier lifecycle management and ingredient legal compliance tracking under the names “Creations” and “myCreations.” These products, which may be deployed either as client server applications or as web based applications, offer retailers the ability to track and manage product ingredients and finished inventory from the manufacturer through the point of distribution. These products have mainly been distributed in the U.K., but have been introduced into other parts of Europe and North America.

Hosting

We host client web sites and the XBR Ingenium Loss Prevention SaaS platform.

Retail Enterprise Application Products	Description
Software
XStore Management System	Java-based retail software
Store 21 Store Management System	Software targeted for specialty retailers
Tradewind Store Management System	Software targeted for stores with high volume transactions
ARS POS	Software developed, supported, and marketed primarily in Mexico and Central America
C2	Software product for accounts in Latin America
Retail J	A software enterprise platform encompassing point of sales, inventory control and reporting
Lucas	A software enterprise platform for specialty retail and fuel and convenience stores
MICROS Enterprise Merchandising	A centrally hosted software merchandising application that manages inventory throughout a chain and provides reporting and analytical functions
Home Office Business Intelligence Suite	Suite of software products that analyzes, manages and reports on business activities at the store level for corporate control (which includes XBR and XBR Ingenium Loss Prevention)
Gift Cards Software	Software that manages a retailer’s gift card program
CWDirect Cross Channel Order Management	Software that manages orders from a variety of input sources (phone, kiosk, Internet, etc.)
CWLocate Merchandise Location System	Software that enables a retailer to locate inventory across multiple locations
CWCollaborate	Software that connects retailers with suppliers to efficiently manage inventory and reorder levels
MICROS Commerce Platform	Web site development, management, hosting and ecommerce applications
MICROS Creations and myCreations	Software that provides for collaborative supply chain management, for both the private label and branded consumer goods market
Multi-Channel Hub	Software which enables retailers to manage various channels of purchasing with order fulfillment
Merchandising Planning	Software which allows the user to plan, forecast and manage inventory

. Our retail store clients include the following retail chains:

•	Abercrombie and Fitch	•	Hannaford Brothers	•	S & K Famous Brands
•	Adidas	•	H.E. Butt	•	Sainsbury’s
•	Advance Auto Parts	•	Hugo Boss	•	Sobeys
•	Armani Exchange	•	Hudson Group	•	Sony of Canada
•	Barney’s New York	•	Ikea	•	Starbucks
•	Belk	•	Jones Apparel	•	Steve Madden Retail
•	Blain’s Farm and Feed	•	Jos. A. Banks Clothiers	•	Stonewall Kitchen
•	Bostonian	•	Kingfisher	•	Sur La Table
•	BP	•	Kodak	•	Swatch
•	Burberry Limited	•	Martin McColls	•	Tesco
•	C & A	•	Metro	•	Tommy Hilfiger
•	Chelsea and Scott	•	Nike Mexico	•	Urban Brands
•	Dixons	•	Pendleton	•	Wm. Morrison
•	Fresh and Easy	•	Polo Ralph Lauren	•	Whirlpool
•	Furla	•	PPG	•	Zales
•	Garnet Hill	•	Reebok Retail
•	Geox	•	Roots Canada

SERVICES

Services are a critical component of our business. We provide a wide range of services to our clients, including:

•	system installation	•	professional consulting
•	operator and manager training	•	software hosting
•	on-site hardware maintenance	•	software as a service (SaaS)
•	customized software development	•	hotel reservation transaction services
•	application software support	•	web site development
•	credit card software support	•	portal management
•	systems configuration	•	web-based marketing services
•	network support

Service revenue constituted approximately 67.5% ($855.4 million) of our total revenue in fiscal year 2013 compared to approximately 65.6% ($727.0 million) of our total revenue in fiscal year 2012 and approximately 67.6% ($681.7 million) in fiscal year 2011.

Maintenance service contracts, which include on-site and depot hardware maintenance, application software support, and credit card software support are a significant component of our service offerings. Revenues for recurring service maintenance contracts were approximately $482.4 million for fiscal year 2013, approximately $366.2 million for fiscal year 2012 and approximately $336.7 million for fiscal year 2011. Our hosting services and SaaS products are also a growing and increasingly significant part of our service offerings. Revenues generated from these services were approximately $86.0 million for fiscal year 2013, approximately $74.8 million for fiscal year 2012, and approximately $55.4 million for fiscal year 2011.

Support

We provide on-site hardware maintenance and software support mainly via a combination of direct channels (our branch offices and subsidiaries) and indirect channels (our authorized independent dealers and distributors). The on-site hardware maintenance is provided mainly to clients using MICROS hardware and software systems. Depot field maintenance is also provided. We sometimes contract with computer manufacturers to provide either first or second line support for servers for food and beverage, hotel and retail clients.

We operate numerous help desk support centers around the world, including a 24 hours per day, seven days a week (24/7) help desk in our Columbia, Maryland headquarters. Our corporate customer support center in Columbia, Maryland provides back-up support for our primary regional centers in Buenos Aires, Singapore, and Galway. Our hotel research and development operation in Naples, Florida, provides higher-level support for our hotel software products. The regional support centers also provide back-up support and guidance for local and in-country support providers. Our help desk operations receive support calls from clients and either address them telephonically or on-line, or, where appropriate, dispatch a service call to the appropriate local service provider. Internationally, in-country support is provided by the local sales entity, which may be a MICROS subsidiary or an authorized independent distributor.

We also maintain other 24/7 regional and product-specific help desks in the following locations:

•	Ann Arbor, Michigan – for certain of our web site development and portal management products
•	Boca Raton, Florida – for the JTech paging family of products
•	Buenos Aires, Argentina – primarily for clients in Latin America and Spain
•	Cleveland, Ohio – for retail software products
•	Dunstable, Bolton and Milton Keynes, England – primarily for Retail J, Lucas, and related products and services.
•	Galway, Ireland – primarily for clients in Ireland and the U.K.
•	Hamburg, Germany and Ft. Lauderdale, Florida-for cruise clients
•	Scottsdale, Arizona – for a legacy restaurant software product
•	Singapore – primarily for clients in the Asia-Pacific region
•	Westborough, Massachusetts – for Retail back office and business intelligence products

Hosting Centers

We operate data centers in Ashburn and Manassas, Virginia; Buenos Aires; Chicago; Frankfurt; Nottingham, England, and Singapore in conjunction with third-party vendors to serve as hosting centers for clients deploying our various hosted and SaaS application service products. We view hosting and SaaS as an important component of our business as demand shifts from applications being deployed on the premises of clients to centrally hosted and cloud based solutions.

Web eCommerce Services

We offer website design and portal management services for our three verticals. These include the development and management a client’s web site for ordering, sales promotion, and marketing. We also offer web based marketing services to hotels, food and beverage operations and retail companies.

SALES, MARKETING AND DISTRIBUTION

We believe our direct and indirect global distribution network is a major strength and a competitive advantage. Our distribution channel enables MICROS to provide sales and support in over 180 countries.

Our food and beverage products and services are sold primarily through three channels: (i) the Direct Sales Channel, comprised of our sales distribution network consisting of more than 80 wholly or majority-owned subsidiaries and branch offices; (ii) the MICROS Major Accounts program, which is directed at designated regional, national, and international clients; and (iii) the Indirect Sales Channel, an independent sales distribution network consisting of approximately 43 domestic dealers and 43 international distributors.

Our hotel products and services are sold mainly through our direct sales force in the United States/Canada, international subsidiaries and international distributors, many which also sell our food and beverage products and services.

Our retail products and services are sold primarily through our direct sales force in the United States/Canada and through our international subsidiaries.

RESEARCH AND DEVELOPMENT

Our products are subject to technological change. Accordingly, we must continually devote our efforts toward upgrading our existing products and developing innovative systems incorporating new technologies. Over the past several years, our products, as well as those of our competitors, have offered an increasingly wider range of features and capabilities. In addition, to maintain and enhance our competitive position, we monitor and evaluate software and hardware products and designs created by third parties, and we have acquired and may in the future acquire ownership, licensing, or distribution rights to some of those products and designs. We also maintain close relationships with major software operating and database companies such as Oracle, IBM, Novell, Sybase, and Microsoft. These relationships augment our ability to incorporate software changes from these companies into our products. Our international offices may also conduct specific product enhancement activities to meet specific interface needs, local requirements, and specific customer requests.

RESEARCH AND DEVELOPMENT FACILITIES

The following table summarizes the locations of our main research and development facilities and the products addressed at each facility:

Location	Products
Columbia, Maryland	Food and beverage enterprise application software and hardware and related Internet-based applications (e.g., Simphony, RES and mymicros.net)
Sydney, Australia	Additional food and beverage software development
Neuss, Germany	Additional food and beverage software development; Fidelio Version 8.
Boca Raton, Florida	Paging software and hardware development
Naples, Florida	Hotel software, CRS software, and other modules, also Internet-based hotel applications (e.g., myfidelio.net)
Cleveland, Ohio	Retail application software development
Westborough, Massachusetts	Retail Loss Prevention software development, cross-channel software development
Nottingham, England	Retail life cycle management and supply chain traceability products
Dunstable, England	Retail J, Lucas, and related products and services
Bolton, England	Retail J and Lucas, and related products and services
Berlin, Germany	Lucas and related products and services
Ann Arbor, Michigan	Retail web site and ecommerce development
Monterrey, Mexico	ARS and C2 retail software development
Hamburg, Germany and Ft, Lauderdale, Florida	MICROS Cruise software development

Additional Locations

In addition to the locations listed above where we conduct software and hardware development, we also conduct food and beverage software development in our regional offices in Dusseldorf, Germany; Buenos Aires, Argentina and Singapore to facilitate rapid responses for various local and regional needs.

We contract the manufacturing of our terminals and workstations to the Venture Group of Singapore. Venture Group also provides certain hardware design services to us. Our internal hardware design team also participates in the design and development of these units, and provides oversight of the manufacturing process to ensure the manufacturer’s adherence to our quality standards. See also “Manufacturing and Supplies,” below.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of labor costs less capitalized software development costs. A summary of R&D expenditures for the fiscal years ended June 30, 2013, 2012 and 2011 is set forth in the following table:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Total R&D incurred	$76,892	$59,228	$51,424
Capitalized software development costs	(4,290)	(7,197)	(5,580)
Total R&D expenses	$72,602	$52,031	$45,844

COMPETITION

The markets in which we operate are highly competitive. We believe that there are at least 20 significant competitors worldwide that offer some form of sophisticated food and beverage software system, at least 10 that offer competitive hardware platforms, over 15 significant hotel systems competitors, and more than 10 significant retail systems competitors. We compete on various bases, including product functionality, service capabilities, price, and geography. We believe that our competitive strengths include our established global distribution and service network, our ability to offer a broad array of hardware, software and service products to the food and beverage, hotel, and retail industries, and our corporate focus on providing specialized information systems solutions.

Competitors in the food and beverage marketplace include: (i) full service providers (i.e., hardware, software, and services), such as NCR, Panasonic, and Par Technology; (ii) suppliers that mainly provide software, such as Agilysys, Positouch and Xpient Solutions; (iii) providers that mainly provide hardware, such as Sharp, Casio, Dell, HP, and Toshiba and (iv) cloud-based software companies which provide software and related applications.

In the hotel marketplace, we compete with companies that have several hotel related software products, as well as companies that offer a single product or service aimed at a particular niche. These competitors include Agilysys, Multi-Systems, Newmarket (sales and catering products only), Northwind, Par Technology (under the SMS brand name), Protel, Sabre and Softbrands (an affiliate of Infor). Internationally, we generally face smaller, regionally-oriented competitors. Our products and services also compete with room reservation systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

The central reservation system market is highly fragmented and competitive. Many hotel chains and allied reservation groups use their own customized central reservation systems. In addition to these internally developed products, our central reservation system competes with those offered by some of our hotel competitors, e.g., Northwind and Sabre, and with those offered by specialized central reservation providers, e.g., Amadeus, Pegasus, Trust International/TravelPort and Vantis.

Our competitors in web marketing services in North America include Synxis (a subsidiary of Sabre) and TravelClick.

Competitors in the retail market include Epicor, Escalate Retail, Red Prairie, Oracle, and SAP among many others. There are many smaller retail enterprise application companies, especially internationally. With respect to ecommerce website development and management, we compete against several companies, including DemandWare, IBM (mainly under the Websphere Commerce brand), Ebay Enterprise, and Art Technology Group (a subsidiary of Oracle).

MANUFACTURING AND SUPPLIES

Our manufacturing program seeks to maintain flexibility and reduce costs by outsourcing key products and subassemblies. Our primary terminal hardware platforms: Workstation 5A, PC Workstation 2015, mTablet, and Keyboard Workstation 270 are manufactured for by Venture Group of Singapore.

Our contract with Venture Group is subject to automatic annual renewal unless either party elects to terminate the agreement at the end of the term then in effect by providing notice to the other party at least three months before the end of the term. In addition to other termination rights specified in the contract, either party may terminate the contract for convenience (i.e., with or without cause) by providing 365 days prior notice of termination to the other party. While historically we have enjoyed very good relations with Venture Group, if it were to exercise its non-renewal or termination rights under an agreement or otherwise cease to manufacture our products, we believe we could readily replace Venture Group with other contract manufacturers or resell appropriate third party hardware products in lieu of those manufactured by Venture Group.

Venture Group performs certain warranty and post-warranty repairs on equipment that it manufactures for us at its facilities in Singapore and in Anaheim, California. In addition, we maintain repair capability for certain products in our distribution facility in Hanover, Maryland. We also perform repairs at certain of our direct and subsidiary offices worldwide, and, additionally, we contract with third parties to provide repair services.

Our paging and related products are largely manufactured by several contract manufacturers in China and by Venture Group. We conduct final assembly of our paging and related products, including the installation of the applicable software, in our Boca Raton, Florida facility.

We operate a factory in Germany which manufactures cash drawers.

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

ASSOCIATES

As of June 30, 2013, we employed 6,506 full-time associates. The table below presents associates by geographical region, expressed both as a headcount and as a percentage of total associates:

By Geographical Region	U.S./ Canada	Europe/Africa Middle East	Asia/ Pacific	Latin America	Total
Associates	2,558	2,957	614	377	6,506
As a % of total	39%	46%	9%	6%	100%

Approximately 900 of the U.S./Canada associates (approximately 35% of the U.S./Canada associates) work out of our four Maryland locations: our headquarters building in Columbia, Maryland, our Hanover, Maryland distribution center, our Salisbury, Maryland regional food and beverage sales and service office, and our MICROS ecommerce office in Chevy Chase, Maryland.

We are not a party to any collective bargaining agreements. None of our associates are represented by a labor union, except in those countries where representation is mandated by law, such as France, Germany and Spain. We use certain suppliers whose associates may be represented by labor unions. We believe that we maintain good relations with our associates.

Executive Officers OF THE REGISTRANT

Name	Position

Peter A. Altabef	President and Chief Executive Officer
Edgar J. Chapel	Executive Vice President, North America Restaurants
John Gularson	Executive Vice President, MICROS eCommerce U.S.
Bernard Jammet	Executive Vice President, Latin American Region
Jennifer Kurdle	Executive Vice President, North American Operations
Kaweh Niroomand	Executive Vice President, Europe-Africa-Middle East Region
Thomas L. Patz	Executive Vice President, Strategic Initiatives, and General Counsel
Stefan Piringer	Executive Vice President, Asia-Pacific Region
Peter J. Rogers, Jr.	Executive Vice President, Investor Relations and Business Development
Cynthia A. Russo	Executive Vice President and Chief Financial Officer

Peter A. Altabef, 54, has been the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, since January 2013. Before 2013, Mr. Altabef served as President and Chief Executive Officer of Perot Systems from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a subsidiary of Dell, Inc.) until his departure in March 2011. Mr. Altabef served as Senior Advisor to 2M Companies, Inc. from January to December 2012. Mr. Altabef also serves on the Board of Directors of Belo Corporation, the Board of Managers of Merit Energy Company, LLC, and the Advisory Board of Petrus Trust Company, L.T.A. Mr. Altabef is a graduate of Binghamton University, SUNY, and the University of Chicago Law School.

Edgar J. Chapel, 51, has been the Company’s Executive Vice President, North America Restaurants since August 2012.  From 2009 through 2012, Mr. Chapel was the Company’s Senior Vice President North America Distribution, and from 2007 to 2009, Vice President of Strategic Accounts. Previously, Mr. Chapel served the Company in various capacities. He first joined the Company in 1994. Mr. Chapel is a graduate of the Ferris State University, where he earned a Bachelor of Science in Business Administration.

John E. Gularson, 44, has been the Company’s Executive Vice President, MICROS eCommerce U.S. since July 2012.  From June 2006, when he first joined the Company, until March 2012, Mr. Gularson was the Company’s Senior Vice President, Retail Systems U.S. From March 2012 until July 2012, Mr. Gularson served as the Company’s Executive Vice-President, MICROS Retail U.S. Prior to joining the Company, he held executive management positions in various software companies.  Mr. Gularson is a graduate of the University of Delaware where he earned a Bachelor of Science in Economics.

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

Jennifer Kurdle, 46, has been the Company’s Executive Vice President, North American Operations since March 2012. From 2008 until March 2012, Ms. Kurdle was the Company’s Executive Vice President, Chief Administrative Officer. Before 2008, Ms. Kurdle served the Company in various capacities. Ms. Kurdle first joined the Company in 1990. Ms. Kurdle is a graduate of Fairmont State University.

Kaweh Niroomand, 61, has been the Company’s Executive Vice President, Europe-Africa-Middle East region since August 2009. From 2005 until August 2009, Mr. Niroomand was President of MICROS Europe, Africa and Middle East (EAME) region.  Earlier, Mr. Niroomand was Executive Vice President, EAME and Managing Director of MICROS-Fidelio Software Deutschland GmbH.  Mr. Niroomand first started with Fidelio Software GmbH in 1993 (acquired by the Company in 1995).  Mr. Niroomand is a graduate of the Technical University in Berlin with a degree in Civil Engineering.

Thomas L. Patz, 53, has been the Company’s Executive Vice President, Strategic Initiatives, and General Counsel since January 2000. Previously, Mr. Patz served the Company in various legal capacities. Mr. Patz first joined the Company in August 1995. Mr. Patz is a graduate of Brown University and the University of Virginia School of Law. Mr. Patz is a member of the Maryland Bar.

Stefan Piringer, 48, has been the Company’s Executive Vice President, Asia-Pacific region, since August 2009.  From 1998 until August 2009, Mr. Piringer was President, Asia-Pacific region, for the Company.  Previously, Mr. Piringer served the Company in various sales & marketing capacities. Mr. Piringer first joined the Company in 1994.  Mr. Piringer is a graduate of the Tourism & Hotel Management School of the Chamber of Commerce of Vienna, Austria, and holds the degree of Hotelkaufmann.

Peter J. Rogers, Jr., 58, has been the Company’s Executive Vice President of Investor Relations and Business Development since November 2007. From 1996 through November 2007, Mr. Rogers was the Company’s Senior Vice President of Investor Relations and Business Development. Previously, Mr. Rogers served the Company in various marketing and business management capacities. Mr. Rogers joined the Company in 1987. Mr. Rogers is a graduate of the University of Pennsylvania (B. A. Economics) and New York University Stern Graduate School of Business (M.B.A. Corporate Finance).

Cynthia A. Russo, 43, has been the Company’s Executive Vice President and Chief Financial Officer since April 2010. From November 2007 until April 2010, Ms. Russo was the Company’s Senior Vice President and Corporate Controller. Ms. Russo previously served the Company in various capacities. Ms. Russo first joined the Company in January 1996. Ms. Russo is a graduate of James Madison University. She is a Certified Public Accountant and a Certified Internal Auditor.

FOREIGN SALES AND FOREIGN MARKET RISK

We recorded foreign sales, including exports from the United States, of approximately $770.1 million during fiscal year 2013 to clients located primarily in Europe, Asia and Latin America. Foreign sales in fiscal years 2012 and 2011 were approximately $586.3 million and $536.0 million, respectively. See Note 16 “Segment Information” in the Notes to Consolidated Financial Statements as well as Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this report for additional geographic data.

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

We transacted business in 41 currencies in both fiscal years 2013 and 2012, and 40 currencies in fiscal year 2011. The relative currency mix over the past three fiscal years was as follows:

	% of Reported Revenues Fiscal Year Ended June 30,			Exchange Rates to U.S. Dollar as of June 30,
Revenues by currency (1):	2013	2012	2011	2013	2012	2011
United States Dollar	41%	49%	53%	1.0000	1.0000	1.0000
European Euro	25%	23%	21%	1.3010	1.2661	1.4502
British Pound Sterling	14%	8%	7%	1.5211	1.5704	1.6052
Australian Dollar	2%	3%	2%	0.9140	1.0245	1.0722
Swiss Franc	1%	2%	2%	1.0584	1.0541	1.1898
Canadian Dollar	1%	1%	1%	0.9508	0.9835	1.0380
Mexican Peso	1%	1%	1%	0.0772	0.0748	0.0854
Norway Krona	1%	1%	1%	0.1647	0.1444	0.1856
Singapore Dollar	1%	1%	1%	0.7887	0.7904	0.8141
Sweden Krona	1%	1%	1%	0.1493	0.1444	0.1580
All Other Currencies (2)	12%	10%	10%	0.1644	0.1725	0.1769
Total	100%	100%	100%

(1)	Calculated using weighted average exchange rates for the fiscal year.
(2)	The “% of Reported Revenue” for “All Other Currencies” is calculated based on the weighted average twelve month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” for ‘All Other Currencies’ represents the weighted average June 30 exchange rates for the currencies. Weighting is based on the twelve month fiscal year revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in “All Other Currencies” were less than 1% of our total revenues for the period.

A 10% increase or decrease in the value of both the Euro and British Pound Sterling in relation to the U.S. dollar in fiscal year 2013 would have affected total revenues by an aggregate of approximately $49.4 million, or 3.9%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the year with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on either cost of sales, operating expenses, or income taxes, and accordingly, is not an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common shareholders.

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

PATENTS AND TRADEMARKS

We hold six patents through our JTECH subsidiary. We also acquired an additional 18 patents as part of our acquisition of Torex Retail Holdings, Ltd. (“Torex”) in May 2012. In general, we believe that, historically, our competitive position has not been materially dependent upon patent protection. The technology used in the design and manufacture of most of our hardware products is largely licensed or purchased from third parties. With respect to our software products, we have historically relied on nondisclosure agreements and applicable U.S. and foreign copyright and trademark laws for protection. In the U.S. and in most other countries, we believe that applicable law has provided and will continue to provide us with sufficient protection.

There are risks that third party entities, including competitors, could attempt to misappropriate our intellectual property. Given these potential risks, we have implemented procedures to monitor misappropriation of our intellectual property. If a misappropriation is detected, we pursue appropriate legal action when we determine that such action is appropriate. “MICROS”, “Fidelio”, “Datavantage”, “CommercialWare”, “JTECH”, “Go2Team”, “InStorePlus”, “OPERA”, “e7”, “Store21”, “Tradewind”, “Xstore”, “XBR”, “ServAlert”, “GuestAlert”, “HostAlert”, “CommPass”, “CWDirect”, “CWCollaborate”, “CWStore”, “CWLocate”, “CWAnalytics”, “CWData”, “CWIntegrate”, “FRY”, and “Torex”, are registered or unregistered trademarks or servicemarks of the Company or its subsidiaries. We also own numerous other trademarks and servicemarks. This Annual Report on Form 10-K also contains trademarks, trade names and servicemarks of other companies that are the property of their respective owners.

EFFECT OF POLITICAL UNCERTAINTY, INTERNATIONAL EVENTS, AND ECONOMIC CONDITIONS ON OUR BUSINESS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CLIENTS

Our operating results have varied in the past and may vary in the future depending upon various factors, including the timing of new product introductions, changes in our pricing and promotion policies and those of our competitors, market acceptance of new products and enhanced versions of existing products and the capital expenditure budgets of our clients. Political uncertainty and international events that often are unpredictable, e.g., terrorist attacks, natural disasters, and the volatile and unpredictable political climate in the Middle East, are expected to continue to adversely impact travel and tourism and therefore our operating results. In addition, over the last several fiscal years, world macroeconomic conditions and tightened credit markets have resulted in reduced demand from clients generally. These conditions have made it harder for, and, in some cases, may have prevented, some clients from obtaining financing for intended purchases. We believe that these economic conditions may have resulted in reduced demand for our products and services.

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

No single customer accounts for 10% or more of our consolidated revenues. During fiscal years 2013, 2012 and 2011, we have been a party, directly and indirectly, to certain contracts with the U.S. Federal Government, which contracts contained standard termination for convenience clauses. Our U.S. Government related revenue for fiscal years 2013, 2012 and 2011 constituted less than 1% of our total consolidated revenue for each of those fiscal years. We do not anticipate any material adverse financial impact if the U.S. Government elected to exercise its rights under a termination for convenience clause.

ENVIRONMENTAL MATTERS

We believe that we are in compliance in all material respects with applicable environmental laws and do not anticipate that environmental compliance will have a material effect on our future capital expenditures, earnings or competitive position with respect to any of our operations.

BACKLOG

We generally have an order backlog equal to approximately three months revenue. Substantially all orders in the backlog are cancelable at any time before shipment of hardware and software or rendering of services.

As of June 30, 2013, 2012 and 2011, our total backlog, including both the order backlog and maintenance backlog, was approximately $561.0 million, $469.7 million and $404.8 million, respectively. Historically, only an immaterial portion of the backlog existing as of the first day of the fiscal year does not result in recognizable revenue in that fiscal year.

AVAILABLE INFORMATION

We file with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents as required by applicable law and regulations. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also maintain an Internet site (http://www.micros.com). We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC. The information on our website is not incorporated into and is not a part of this report.

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

• Our business is very sensitive to environmental, natural, and health disasters. Actual, anticipated or perceived environmental events, natural disasters, and epidemics, including for example, hurricanes, tsunamis, and disease, will deter and delay purchases of our products by clients, as concerns about potential or anticipated instances of environmental events, natural disasters, or health disasters tend to suppress travel and tourism. Environmental disasters also adversely affect our operations in the distressed areas.

• Higher oil and gas prices worldwide could have a material adverse impact on the travel and tourism industries, and indirectly, on our business. Material increases in oil and gas prices tend to reduce discretionary spending by consumers, such as on travel and dining, as well as on retail spending generally. Reductions in discretionary spending by consumers adversely affect our clients and, indirectly, our business. Moreover, increases in oil and gas prices also directly adversely affect our customer base in other ways. For example, oil and gas price increases can result in higher ingredient and food costs for our food and beverage clients.

• We maintain offices and rely on distributors in parts of the world that are subject to economic instability, political unrest, and terrorism, such as the Middle East. The performance of our offices (or distributors) in these areas likely will be adversely affected if countries in these regions become subject to economic decline, political strife or episodes of terrorism. For example, because of political and social unrest in Greece and Egypt, among others, our local dealers’ respective businesses have been materially adversely impacted.

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

• We are subject to the global economic crisis. In the summer of 2008, global economic conditions materially worsened. While there has been some improvement subsequently, economic conditions continue to languish. We believe these economic conditions resulted in reduced demand from clients and the inability of some clients to secure financing for intended purchases. The current economic stagnation may continue to result in the reduced demand for our products and services. Slowdown of worldwide economic growth has resulted in reduced consumer spending, which has adversely impacted our clients. These economic conditions may also increase our uncollectable receivables.

• Our financial results are dependent upon the timing and size of customer orders and the shipment of products for large orders. Large software orders from clients may account for a meaningful portion of earnings in any period. We expect the clients with whom we do the largest amount of business to vary from year to year as a result of the timing of the rollout of each client’s system. Further, if a customer delays or accelerates its delivery requirements, or if a product’s completion is delayed or accelerated, our results for a particular period could be adversely affected.

• Our ability to establish pricing is subject to rapidly changing market and competitive conditions. To be competitive and to avoid losing business on the basis of price, we must evaluate our pricing routinely. There are instances where we may have to reduce our prices to obtain business. Market forces have and will continue to increase pressure on our gross margins and overall profitability. This is especially true with hardware, where prices continue to decline.

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

• Our non-major account business is difficult to predict. Our major account clients (generally those clients who operate 50 or more locations) have longer sales cycles and deployments; our non-major account sales have much shorter sales cycles and shorter deployments. As a significant portion of our business involves non-major accounts, there is inherent difficulty in predicting buying patterns. Accordingly, it is much harder to appropriately staff and prepare for fluctuations in buying demand for non-major-account clients. This can result in inefficiencies that adversely affect our operating results.

• Some of the advanced systems we sell are very complex and require a high level of technical sophistication, which may result in increased costs that adversely affect our operating results. The costs of the implementation and operation of an effective service structure capable of addressing increasingly complex software systems in wildly diverse locations is high and may require us to engage contractors, for whom we generally incur higher costs than we incur with respect to our own associates. We also face additional costs due to the complexity of open systems, which generally incorporate third party software products that may entail difficult and costly support and service, and due to the difficulty in implementing, operating, maintaining and supporting centrally hosted systems, such as central reservation systems, and centrally-hosted property management systems and reporting systems.

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

• We have a large exposure in Europe. MICROS has historically had a large presence in Europe, with offices in most major European cities. With the acquisition of Torex in May 2012, our presence in Europe has increased. Given the uncertain economy of several member nations in the European Union, and with mounting debt in certain European countries such as Greece, Spain, Italy and Portugal, we confront increased risk of customer defaults and decreased demand for our products.

• As a publicly traded company, our stock price is subject to certain market trends that are out of our control and that may not reflect our actual operating performance. We can experience short-term increases and declines in our stock price due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets.

• We have encountered risks associated with maintaining large cash balances. While we have attempted to invest our cash balances in investments generally considered to be relatively safe, we nevertheless confront credit and liquidity risks. For example, we invested some of our cash in auction rate securities, which proved to be illiquid when the financial resale markets contracted in February 2008. While we eventually were able to liquidate our entire remaining portfolio of auction rate securities in fiscal year 2013 without any material adverse effect on our business, our experience with these securities underscores the potential risks related to our investments. In addition, bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

• Our internal control over financial reporting cannot provide absolute assurance that all fraud will be detected. While we believe our internal control over financial reporting is effective, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that control issues and instances of fraud, if any, within our company have been detected.

• We may have additional tax liabilities. We are subject to income and sales taxes in the U.S. and many foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income and sales taxes.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  We are routinely under audit by multiple tax authorities throughout the world.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals.  The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.  Further, any changes to the U.S. or any foreign jurisdictions’ tax laws or tax rates could significantly impact how U.S. multinational corporations are taxed.  Although we cannot predict whether or in what form any legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.

3.	Technology Risks.

• Our clients’ requirements are increasingly sophisticated. To continue to offer competitive products and meet our clients’ requirements, we must continually develop and update our products. Unexpected costs and delays in development and implementation, and the need to address our commitments to various customers, could adversely affect our financial results.

• The development of software is an inherently difficult process that may result in software bugs that adversely impact a client’s business. While we have a testing and beta program and protocol that we implement before the general release of any product, such processes cannot guarantee that the released software will not have any bugs. Our business could be adversely affected if these problems are significant and cannot readily be resolved.

• The manufacturing of our hardware platforms is performed primarily by a Singapore-based third party contract manufacturer, Venture Group of Singapore (“Venture Group”). While we believe we have a good relationship with Venture Group, and have not experienced any material manufacturing problems with Venture Group, we cannot be certain that the relationship will remain in force, nor can we be certain that Venture Group will not experience labor or manufacturing challenges in the future, which may include claims of patent infringement with respect to key product components. Additionally, Venture Group procures many of its components from other third parties that could experience manufacturing or labor issues. We believe that, if our relationship with Venture Group were to terminate, we could replace Venture Group with other contract manufacturers or resell appropriate third-party hardware products in lieu of those manufactured for us by Venture Group. However, any disruption or interruption of the supply of hardware products from Venture Group could materially adversely affect our business in the short run.

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

• Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities. Our software may be used in connection with processing sensitive data (e.g., credit card numbers or personally identifiable information), and is sometimes used to store such data. It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements and that we take appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers’ systems will not be breached, or that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

• Hosting of software applications presents increased security risks. As we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted or Software-as-a-Service (“SaaS”) basis, our responsibility for data, system security and system performance increases significantly. While we believe that our current software applications comply with applicable laws and industry security requirements, and that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the hosting center, we cannot provide absolute assurance that our hosted systems will not be breached, or that all unauthorized access can be prevented. If a security breach were to occur, a customer, regulatory agency, or other person could seek redress from us, which could adversely affect our business.

• Hosting of software applications presents other liability risks. Additionally, as we expand our software hosting and SaaS capabilities and offer more of our software applications to our customers on a hosted or SaaS basis, our potential liability increases significantly. Specifically, an outage in our data centers can affect literally thousands of customers, resulting in losses to both MICROS and the impacted customers. While we believe that our data centers have been designed and engineered to reduce the likelihood of outages, we cannot provide assurance that our hosted systems will not suffer from unanticipated outages or deficient performance. If an unanticipated outage were to occur or if the performance of our data centers is deficient, one or more customers could suffer economic damages and seek redress from us, which could adversely affect our business.

• Rapidly evolving mobile technologies present both opportunities and risks. There has been a marked advancement in mobile technologies over the several years. While this evolution offers us the opportunity to develop and sell new mobile products for the benefit of our customers, it also creates certain risks. For example, some of the new mobile technology is untested and may cause unanticipated business interruption or unforeseen security risks. Additionally, there are many new entrants into the markets we serve, which may create confusion and additional competitive pressures.

• Newly marketed and packaged payment processing offerings present both opportunities and risks. There has been a marked proliferation of newly packaged payment processing offerings, some of which purportedly include point of sale processing capabilities. While we have integrated many of our products with some of these new payment processing offerings, this trend also creates some confusion and uncertainty, especially with smaller customers who are in search of inexpensive solutions and require only basic transaction capabilities.

4.	Personnel Risks.

• We could be adversely affected by vendor labor difficulties. Some of our vendors may have associates who are protected by labor laws or who may be members of unions. We could experience unanticipated manufacturing or supply shortages if any of our key vendors are subject to labor difficulties or work slow-downs or stoppages.

• We could be adversely affected by other labor difficulties. In those countries where certain of our associates are members of unions, we could experience unanticipated interruptions or delays in our operations if we become subject to labor difficulties or work slow-downs or stoppages.

• Our inability to hire qualified personnel, including particularly research and development personnel, could adversely affect our ability to satisfy customer requirements on an efficient basis. Finding qualified technical personnel in all the localities where our research and development facilities are located is an ongoing challenge. If we cannot find appropriate personnel, we risk delays in satisfying customer demands, or may even lose the opportunity to provide software to the customer. If we are required to retain a consultant because we do not have available personnel, development costs would increase. In general, our inability to recruit and retain appropriate personnel would adversely affect our business.

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

• We are subject to litigation, which may be costly. As a company that does business with many customers, associates, and vendors throughout the world, we are subject to litigation, including claims made by or against us relating to intellectual property rights and intellectual property licenses. While we generally take steps to reduce the likelihood that disputes will result in litigation and damages, litigation is very commonplace and could have an adverse effect on our business. As part of the litigation risk, we could be subject to potentially material adverse judgments.

• We are subject to claims by others that we are infringing their intellectual property rights. From time to time we receive letters from entities that assert that we are infringing a patent. In those instances, we assess the validity of the claims and the purported patent, and determine whether a license is appropriate or necessary. If we conclude that a license is not necessary, there is a risk that we will be sued; we may also face indirect liability as a result of infringement claims brought against our customers. While we do not believe that our products and services infringe any patents or other intellectual property rights, we have from time to time and will continue to become involved in infringement litigation. When that occurs, we may incur significant legal expenses and, if we are found liable, we could be obligated to pay significant damages or enter into unfavorable license agreements.

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

• Privacy legislation may increase our development expenses and make us vulnerable to claims. More and more jurisdictions (both domestic and international) are enacting legislation that is designed to protect the privacy of certain Personally Identifiable Information (“PII”), such as names, dates of birth, home addresses, social security numbers and employment information. We must continue to modify our products and systems to comply with such legislation, and to take additional steps to protect against the unauthorized disclosure of PII. If there is unauthorized access to o disclosure of PII, there is a potential that affected parties could seek damages from us.

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

In addition to over 100 smaller offices and facilities, we lease the following larger properties (defined, for purposes of this filing, primarily as those other locations in which we lease approximately 20,000 square feet or more), and regional office locations:

Location	Size (Square Feet)	Use	Expiration Date	Additional Comments

Columbia, Maryland	247,624	Headquarters and other functions (see above)	February 29, 2016	See discussion preceding this table

Bielefeld, Germany	91,278	Warehouse, distribution, manufacturing, sales	March 31, 2014

Hanover, Maryland	87,600	Warehouse, distribution, light assembly, configuration, manufacturing, repair	July 31, 2015

Cleveland, Ohio	69,199	Sales, marketing, support, product development	February 28, 2019	Headquarters for MICROS’s US retail operation

Neuss, Germany	45,809	Sales, marketing, product development, and customer support	December 31, 2015	Also serves as one of the hub offices for Europe, Africa, and the Middle East

Bolton, England (three sites)	40,518	Product development, customer support, and administration	Ranges from May 31, 2015 to September 30, 2015	Approximately half of this space is sublet to an unrelated third party and not used by MICROS

Leusden, Netherlands	39,827	Sales, marketing, support	June 30, 2023 (we have early termination rights in June 2018)

Berlin, Germany	38,514	Sales, marketing, support	October 31, 2017 (we have early termination rights in October, 2015)

Milton Keynes, England	29,272	Sales, marketing, customer support, product development and product support	October 26, 2021

Slough, England (three sites)	28,876	Sales, marketing, support	Ending January 1, 2017, July 17, 2021, and December 24, 2021

Westborough, Massachusetts	27,234	Sales, marketing, customer support, product development and product support	November 30, 2017	MICROS eCommerce maintains this office for its XBR loss prevention products, as well as for its CommercialWare products and services

Chevy Chase, Maryland	26,744	Sales, Web development services	November 15, 2017	Headquarters for MICROS’s eCommerce operation

Naples, Florida	24,718	Software development	December 31, 2016	Naples is the main site for the development of MICROS hotel products

Ann Arbor, Michigan	24,269	Sales, marketing, customer support, product development and product support	July 31, 2017

Dunstable, England	23,247	Sales, marketing, customer support, product development and product support	April 13, 2015

Galway, Ireland	18,025	Customer support, sales and marketing	May 31, 2022 (we have early termination rights in 2017)	Also serves as the regional headquarters for the Europe, Africa, and Middle East region

Singapore	9,367	Sales, marketing, support	September 30, 2014	Regional headquarters for the Asia-Pacific region

Buenos Aires, Argentina	5,397	Sales, marketing, support	December 31, 2014	Regional headquarters for the Latin America region.

To satisfy other sales, service and support, and product development needs, we and our subsidiaries lease space in other U.S. and overseas locations. In general, we believe that additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

On May 22, 2008, a jury returned verdicts against us in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. (the “Roth Matter”) and Shenango Systems Solutions v. MICROS Systems, Inc., et al. (the “Shenango Matter”). The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between us and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that we and certain of our subsidiaries and associates entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, we were liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. In May 2008, the jury returned verdicts against us totaling $7.5 million. Both parties appealed the original verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania reversed and remanded the trial court judgment as to $4.5 million of the award and affirmed the trial court judgment as to the remaining $3.0 million of the award. Following the denial of appeals of the Superior Court decision by the Pennsylvania Supreme Court on April 10, 2012, we accrued a charge of $3.0 million in our selling, general and administrative expenses. The matter was subsequently remanded to the Court of Common Pleas (the trial court) for further proceedings consistent with the appellate decisions. On June 7, 2012, we paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango Matter and all amounts that were no longer in dispute and that were payable to the plaintiff in the Roth Matter, including as to each payment (i) interest that had accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. Upon the conclusion of the post-appeal proceedings in the trial court, the Court of Common Pleas entered an order reducing the amount of the remaining portion of the judgment in favor of the plaintiff in the Roth Matter from $4.5 million to approximately $2.8 million. We have appealed the amended judgment. On July 24, 2013, the parties presented oral arguments on the appeal to the Superior Court. A decision is pending.

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

STOCK PERFORMANCE GRAPH

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the past five fiscal years with the cumulative total yearly return of the S&P 500 Index and with the S&P Application Software composite index. The graph assumes $100 invested on June 30, 2008 in MICROS Systems, Inc. common stock, and an identical amount invested in the S&P 500 Index and the S&P 500 Application Software composite index, and assumes the reinvestment of dividends.

Company/Index	June 2008	June 2009	June 2010	June 2011	June 2012	June 2013
MICROS Systems, Inc.	$100.00	$83.04	$104.53	$163.04	$167.92	$141.52
S&P 500 Index	$100.00	$73.78	$84.43	$110.35	$116.36	$140.32
S&P 500 Application Software	$100.00	$78.33	$97.31	$147.98	$150.01	$158.97

Price Range of Common Stock

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MCRS. As of August 13, 2013, there were 53,401 record holders of the Company’s common stock, $0.025 par value.

The following table shows the range of high and low stock prices for the periods indicated, as reported by NASDAQ:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year Ended June 30, 2013
High	$53.21	$49.95	$48.20	$46.09
Low	$46.00	$39.31	$41.00	$40.25

Fiscal Year Ended June 30, 2012
High	$52.24	$52.74	$55.76	$58.49
Low	$38.38	$41.11	$46.63	$48.11

The Company has never paid a cash dividend and has no current intention to pay any cash dividends. Its current policy is to retain earnings and to use those funds for the operation and expansion of its business as well as the repurchase of the Company’s stock. The Company is a party to two credit agreements which restrict the payment of cash dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7, “Line of Credit,” in the Notes to the Consolidated Financial Statements included in this report.

Purchases of Company Stock

On January 22, 2013, the Company’s Board of Directors authorized the purchase of up to two million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. Additionally on April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of June 30, 2013, all of the shares authorized to be purchased under the January 2013 authorization have been repurchased.

As of July 31, 2013, approximately $201.2 million remains available under the April 2013 authorization. During the fourth quarter of fiscal year 2013, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)	Maximum Amount that May Yet be Purchased Under the Plan or Program (2)
04/01/13 – 04/30/13	314,410	$43.19	314,410	1,268,868	$225,000,000
05/01/13 – 05/31/13	725,000	$43.22	725,000	543,868	$225,000,000
06/01/13 – 06/30/13	960,590	$42.48	960,590	0	$207,229,857
	2,000,000		2,000,000

(1)	Maximum number of shares that may yet be purchased under the January 22, 2013 stock repurchase plan.
(2)	Maximum amount that may yet be purchased under the April 23, 2013 stock repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2013 (1),(2),(3),(4),(5),(6)	2012 (1),(3),(4),(5)	2011 (1),(3),(5)	2010 (1),(3)	2009 (1),(2),(3)
Statement of Operations Data:
Revenue	$1,268,085	$1,107,531	$1,007,859	$914,319	$907,725
Income from operations	$227,010	$234,520	$210,459	$167,973	$140,835
Net income attributable to MICROS Systems, Inc.	$171,418	$166,983	$144,059	$114,353	$96,292
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$2.16	$2.08	$1.78	$1.44	$1.19
Diluted	$2.12	$2.03	$1.74	$1.41	$1.17

Balance Sheet Data:
Working capital (7)	$565,653	$500,127	$697,012	$468,047	$416,593
Total assets	$1,589,038	$1,566,020	$1,433,018	$1,138,291	$1,021,379
Line of credit outstanding	$1,757	$0	$0	$1,442	$1,090
MICROS Systems, Inc. shareholders’ equity	$1,115,056	$1,092,645	$1,016,711	$783,380	$718,997
Book value per share (8)	$14.53	$13.61	$12.59	$9.79	$8.95

Additional Data:
Weighted average number of common shares outstanding:
Basic	79,247	80,300	80,726	79,856	80,486
Diluted	80,772	82,238	82,672	81,448	81,461

(1)	Fiscal years 2013, 2012, 2011, 2010 and 2009 include approximately $21.1 million ($14.4 million, net of tax or $0.18 per diluted share), $16.5 million ($11.3 million, net of tax or $0.14 per diluted share), $12.4 million ($8.0 million, net of tax or $0.10 per diluted share), $12.4 million ($8.1 million, net of tax or $0.10 per diluted share) and $13.9 million ($9.8 million, net of tax or $0.12 per diluted share), respectively, in non-cash share-based compensation expense. See Note 3 “Share-based Compensation” in the Notes to Consolidated Financial Statements.
(2)	Fiscal year 2013 includes approximately $5.5 million ($4.0 million, net of tax) in restructuring charges reflecting the restructuring of Torex. Fiscal year 2009 includes approximately $3.1 million ($2.1 million, net of tax) in restructuring charges and approximately $0.7 million in an inventory write down reflecting adjustments to the Company’s cost structure to address lower sales volume in certain of the Company’s locations affecting both of its reportable segments.

(3)	Fiscal years 2013, 2012, 2011, 2010 and 2009 include other-than-temporary impairments of approximately $0.6 million, $4.0 million, $4.3 million, $4.8 million and $1.3 million, respectively, for long-term investments (auction rate securities). See Note 2 “Financial Instruments and Fair Value Measurements” in the Notes to Consolidated Financial Statements.
(4)	The results include activities from the acquisition of Torex which occurred on May 31, 2012. See Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.
(5)	Fiscal years 2013, 2012 and 2011 include approximately $4.1 million, $0.5 million and $0.4 million, respectively, in gains from sales of our investments in auction rate securities.
(6)	Fiscal year 2013 includes $2.0 million in an insurance settlement related to a fraud that occurred in Japan during fiscal year 2010.
(7)	Current assets less current liabilities.
(8)	Calculated as shareholders’ equity divided by common stock outstanding at June 30.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading worldwide designer, manufacturer, marketer, and servicer of enterprise applications for the global food and beverage, hotel, and retail industries. Our enterprise solutions comprise three major areas: hotel information systems, food and beverage information systems, and retail information systems. We also offer a wide range of related services. We distribute our products and services directly and through a network of independent dealers and distributors.

We are organized and operate in four operating segments: U.S./Canada, EAME (Europe, Africa and Middle East), the Pacific Rim, and Latin America regions. We have identified our U.S./Canada operating segment as a separate reportable segment and we have aggregated our three international operating segments into one reportable segment, international, as the three international operating segments share many similar economic characteristics. Our management views the U.S./Canada and international segments separately in operating our business, although the products and services are substantially similar for each segment.

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

The following comprise the critical accounting estimates that we used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue is generated from the sale of software licenses, hardware, services and support (including software as a service) and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the arrangement fee is fixed or determinable and collectability of the related receivable is probable. In making judgments regarding revenue recognition, we analyze various factors, including the nature and terms of the specific transaction, the nature and terms of comparable transactions, the creditworthiness of our customers, our historical experience, accuracy of prior estimates, and overall market and economic conditions. Moreover, in connection with sales of a number of products and services under a single contractual arrangement (a multiple element arrangement), we make judgments as to whether there is sufficient vendor specific objective evidence to enable the allocation of fair value among the various elements in software arrangements that contain multiple elements and as to relative selling prices for multiple element arrangements that contain hardware or other non-software elements. In determining relative selling prices for products and services, we consider, among other things, the client’s geographic location, customer concentrations, our use of discounts from list prices, prices we charge for similar offerings and our historical pricing practices. Changes in judgments related to these items, or a deterioration in market or economic conditions, could materially impact the timing and amount of revenue and costs recognized.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Our methodology for determining this allowance requires estimates and is based on the age of the receivable, customer payment practices and history, inquiries regarding the customer, credit reports from third parties and other financial information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which could affect our financial results in future periods. As of June 30, 2013 and 2012, accounts receivable totaled approximately $228.5 million and $235.4 million, net of an allowance for doubtful accounts of approximately $30.4 million and $31.8 million, respectively. Additionally, bad debt expense for fiscal years 2013, 2012 and 2011 was approximately $3.6 million, $7.1 million and $6.2 million, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out pricing method. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items to evaluate obsolescence and excessive quantities. Nevertheless, changes in business trends, competition and other factors not apparent when, or occurring after, we make our estimates of inventory obsolescence could result in the need to undertake additional inventory write downs in future periods. We wrote down our inventory by approximately $12.8 million and $12.6 million as of June 30, 2013 and 2012, respectively.

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

Annual amortization of capitalized software development costs is either included in software cost of sales or service cost of sales. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on the straight-line method over the remaining estimated economic life of the product. If we incorrectly estimate the remaining economic life of a product or the anticipated future gross revenues of a product, we may in the future be required to take a significant write off of capitalized software development costs or to accelerate amortization, either of which could materially affect our future financial results. Amortization expenses for fiscal years 2013, 2012 and 2011 were approximately $5.2 million, $7.1 million and $7.5 million, respectively.

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

Goodwill and indefinite-lived intangible assets

We do not amortize goodwill and indefinite-lived intangible assets. We assess annually, in the first quarter of the fiscal year, whether goodwill and certain of our trademarks, which are our only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units (our four operating segments consisting of U.S./Canada, EAME, the Pacific Rim and Latin America) to their book value. We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we determine the fair value of the reporting unit based on a weighting of future income approach (i.e., discounted future income) and market approach (i.e., a comparison to the purchase and sale of similar assets in the relevant industry). If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances indicating that it is more likely than not that the book value of goodwill and/or indefinite-lived trademarks has been impaired.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. Our estimates of the fair value of the reporting units for the purposes of our annual or interim analyses require estimates and judgments about the future cash flows of these businesses. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units and factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, including assumptions relating to customer demand, changes in technology and the cost structure necessary to achieve the related revenues. Additionally, these cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in judgments on any of these factors could materially impact the value of the reporting unit. We also consider our market capitalization on the date the analysis is performed. A determination that goodwill or intangible assets are impaired (which could result from a change in our assumptions) could have a significant impact on our operating results. As of June 30, 2013 and 2012, goodwill totaled approximately $432.9 million and $444.1 million, respectively. See Note 9, “Goodwill” in the Notes to Consolidated Financial Statements.

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

We value stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Therefore, we are required to input highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in determining the estimated fair value. Expected volatility is based on historical stock prices. The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. For this purpose, we separate groups of associates that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Total share-based compensation expense recorded from period to period can be significantly different depending on several variables, including the number of options granted, any changes to assumptions such as pre-vesting cancellations and the estimated fair value of those vested awards. However, unlike all of the other accounting estimates described in this section, changes in estimates regarding stock options affect only newly granted options; they do not result in a change in previously recorded amounts.

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

In connection with the purchase price allocation for the Torex acquisition, we had established a gross deferred tax asset of approximately $41.6 million primarily related to Torex U.K.’s net operating loss carryforwards.  The future realization of the deferred tax asset is based on recent profitability and our current forecast of the acquired businesses’ operations. However, if those operations experience a significant change, whether due to future operational integration and reorganization or otherwise, we may not be able to fully utilize the net operating loss carryforwards. To the extent that we are unable to use some portion of the loss carryforwards in future periods, we would be required to recognize an increase to tax expense, which could materially affect our annual tax rate in the year in which the change occurs.

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

We review our uncertain income tax positions and apply a “more likely than not” threshold to the recognition and derecognition of tax positions. Our net unrecognized income tax benefits were approximately $35.1 million and $34.7 million, including interest and penalties of approximately $2.7 million and $3.2 million at June 30, 2013 and 2012, respectively. Significant judgment is required in determining our tax positions and evaluating uncertainties relating to these positions. Changes in estimates regarding our tax positions, or government determinations resulting from tax audits, could have an effect on our deferred tax assets and liabilities, as well as our annual tax rate in the year in which the changes or determinations occur.

Results of Operations

During the three fiscal years ended June 30, 2013, we acquired several businesses, including Torex, and accordingly, our results include activities from the acquired businesses from their respective acquisition dates. As Torex was acquired on May 31, 2012, the results of these acquisitions did not have a material effect on our overall results during the fiscal years ended June 30, 2012 and 2011. See Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements for further detail on acquisitions.

Comparison of Fiscal Year 2013 to Fiscal Year 2012

Revenue

The following table provides information regarding the sales mix by reportable segments in fiscal years 2013 and 2012 (amounts are net of intersegment eliminations, based on location of the customer):

	Fiscal Year Ended June 30,
	U.S./Canada		International		Total
(in thousands)	2013	2012	2013	2012	2013	2012
Hardware	$118,426	$126,940	$151,225	$110,980	$269,651	$237,920
Software	48,733	55,039	94,301	87,578	143,034	142,617
Service	330,822	339,296	524,578	387,698	855,400	726,994
Total Revenue	$497,981	$521,275	$770,104	$586,256	$1,268,085	$1,107,531

The following table provides information regarding the total sales mix as a percent of total revenue in fiscal years 2013 and 2012:

	Fiscal Year Ended June 30,
	2013	2012
Hardware	21.2%	21.5%
Software	11.3%	12.9%
Service	67.5%	65.6%
Total	100.0%	100.0%

For fiscal year 2013, total revenue was approximately $1.3 billion, an increase of approximately $160.6 million, or 14.5% compared to fiscal year 2012, principally due to the following factors:

•	Hardware, software and service revenue increased by 13.3%, 0.3% and 17.7%, respectively, compared to fiscal year 2012. The increases were largely attributable to the approximately $170.6 million of additional revenue generated by the acquired Torex businesses during fiscal year 2013 as compared to fiscal year 2012. This increase was comprised of hardware revenue of approximately $41.2 million, software revenue of approximately $8.2 million and services revenue of approximately $121.1 million.

•	Current global economic uncertainty continued to have an adverse impact on revenues.

•	Unfavorable foreign currency exchange rate fluctuations, primarily for the Euro, Brazilian Real, Japanese Yen, and British Pound Sterling against the U.S. dollar, negatively affected total revenue by approximately $12.2 million.

International segment revenue for the fiscal year ended June 30, 2013 increased by approximately $183.8 million, or 31.4% compared to fiscal year 2012, principally due to the following factors:

•	Hardware, software and service revenue increased by 36.3%, 7.7% and 35.3%, respectively, compared to fiscal year 2012. The increases were largely attributable to the approximately $167.3 million of additional revenue generated by the acquired Torex businesses during fiscal year 2013 as compared to fiscal year 2012. This increase was comprised of hardware revenue of approximately $40.8 million, software revenue of approximately $8.1 million and services revenue of approximately $118.4 million.

•	Unfavorable foreign currency exchange rate fluctuations, primarily for the Euro, Brazilian Real, Japanese Yen, and British Pound Sterling against the U.S. dollar, negatively affected total revenue by approximately $12.2 million.

U.S./Canada segment revenue for the fiscal year ended June 30, 2013 decreased by approximately $23.3 million, or 4.5% compared to fiscal year 2012, principally due to the following factors:

•	Hardware, software and service revenue decreased by 6.7%, 11.5% and 2.5%, respectively, compared to fiscal year 2012. We believe these changes reflect a continued negative impact from macro-economic conditions.

•	The decrease in hardware revenue was primarily due to decreased sales of our Workstation products compared to fiscal year 2012.

•	The decrease in software revenue was primarily due to decreased sales of our food and beverage and hotel software products. These decreases were partially offset by an increase in sales of our retail software products.

•	The decrease in service revenue was primarily due to decreases in professional services and web based marketing services, partially offset by an increase in maintenance services, reflecting the continued expansion of our customer base and new products and services offerings including hosting and software-as-a-service.

Cost of Sales

The following table provides information regarding our cost of sales in fiscal years 2013 and 2012:

	Fiscal Year Ended June 30,
	2013		2012
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$175,248	65.0%	$152,242	64.0%
Software	22,178	15.5%	20,779	14.6%
Service	406,767	47.6%	319,900	44.0%
Total Cost of Sales	$604,193	47.6%	$492,921	44.5%

For fiscal year 2013, cost of sales as a percent of revenue increased 3.1% to 47.6% compared to 44.5% in fiscal year 2012. Hardware cost of sales as a percent of hardware revenue for fiscal year 2013 increased 1.0% compared to the same period last year. Software cost of sales as a percent of software revenue for fiscal year 2013 increased 0.9% compared to the same period last year. Service costs as a percent of service revenue for fiscal year 2013 increased by 3.6% compared to the same period last year. These increases primarily reflect margins generated by Torex. When compared to our other businesses, Torex generally has higher sales of non-proprietary hardware, and realizes lower margins from its products and services.

Excluding the impact of the Torex acquisition, the hardware cost of sales as a percent of related revenue for fiscal year 2013 was comparable to fiscal year 2012. The software cost of sales as a percent of related revenue for fiscal year 2013 decreased by 1.0% compared to the same period last year primarily due to lower software amortization expense (included in software cost of sales) for fiscal year 2013 both in amount and as a percent of revenue as compared to fiscal year 2012. The lower software amortization expense primarily reflects the full year amortization in fiscal year 2012 of capitalized software development related to one of our hotel application products and one of our e-commerce solutions. The service cost of sales as a percent of related revenue for fiscal year 2013 increased by 1.1% due to unfavorable product mix between professional services and maintenance services. MICROS generally realizes higher margins on installation and professional services than it does on maintenance services.

Foreign currency exchange rate fluctuations decreased overall cost of sales by approximately $5.5 million or 0.4% of total revenue.

Selling, General and Administrative (“SG&A”) Expenses

For fiscal year 2013, SG&A expenses as a percent of revenue decreased 1.3% to 26.9% compared to 28.2% in fiscal year 2012, primarily due to decreases in incentive based compensation expense and bad debt expense as compared to the same period last year. While the global economic conditions are still uncertain, we believe the decrease in bad debt expense reflects some stabilization in global economic conditions and the results of our continued focus on collection efforts related to aged receivables that previously were included in our allowance for doubtful accounts. In addition, we received $2.0 million in an insurance settlement related to a fraud that occurred in Japan during the fiscal year 2010. These decreases were partially offset by approximately $5.5 million in restructuring charges related to our continued effort to merge the acquired Torex operations into our existing global infrastructure.

Although the SG&A expenses as a percent of revenue for fiscal year 2013 decreased as compared to the same period last year, the amount of fiscal year 2013 SG&A expenses increased by approximately $29.8 million compared to fiscal year 2012, primarily due to an increase in total compensation expenses of approximately $16.9 million, related primarily to new associates who joined our company as a result of the Torex acquisition in May 2012.

Foreign currency exchange rate fluctuations decreased overall SG&A expenses by approximately $3.6 million or 0.3% of total revenue.

Research and Development (“R&D”)

R&D expenses consist primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses in fiscal years 2013 and 2012:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012
R&D labor and other costs	$76,892	$59,228
Capitalized software development costs	(4,290)	(7,197)
Total R&D expenses	$72,602	$52,031
% of Revenue	5.7%	4.7%

The decrease in capitalized software development costs is primarily related to the completion of the development of C3G, our supply chain and life cycle management tool software, during the three months ended September 30, 2012, and XBR Ingenium, our next generation loss prevention reporting and business analytics solution, during the three months ended March 31, 2013. The increase in total R&D expenses is primarily associated with Torex R&D expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for fiscal year 2013 increased approximately $6.4 million compared to fiscal year 2012 to approximately $22.6 million. This increase is primarily due to additional depreciation and amortization expenses related to our acquisition of Torex.

Share-Based Compensation Expenses

The following table provides information regarding our recognition of non-cash share-based compensation expense, which was included in the SG&A expenses, R&D expenses and cost of sales for fiscal years 2013 and 2012, as indicated below:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2013	2012
SG&A	$19,124	$15,067
R&D	1,640	1,239
Cost of sales	338	195
Total non-cash share-based compensation expense	21,102	16,501
Income tax benefit	(6,721)	(5,163)
Total non-cash share-based compensation expense, net of tax benefit	$14,381	$11,338
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.18	$0.14

As of June 30, 2013, approximately $30.1 million in non-cash share-based compensation cost related to non-vested awards was not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.89 years.

Income from Operations

Income from operations for fiscal year 2013 decreased approximately $7.5 million, or 3.2%, to approximately $227.0 million, compared to fiscal year 2012. The decrease reflects lower margins (as a percent of revenue) generated by Torex, which generally has higher sales of non-proprietary hardware compared to our other business, and realizes lower margins from its products and services, and an increase in costs associated with our research and development efforts, primarily related to Torex R&D expenses. Foreign currency exchange rate fluctuations also contributed to the decrease in our income from operations for fiscal year 2013 by approximately $2.4 million compared to fiscal year 2012. These decreases were partially offset by our continued cost cutting efforts.

Non-operating Income (Expense)

Net non-operating income for fiscal year 2013 was approximately $6.8 million compared to net non-operating income of approximately $2.7 million for fiscal year 2012. This increase is primarily due to realized gains of approximately $4.1 million on sale of our investments in auction rate securities during fiscal year 2013. Fiscal years 2013 and 2012 also include credit based impairment losses related to our investments in auction rates securities of approximately $0.6 million and $4.0 million, respectively. The net favorable fiscal year 2013 changes were partially offset by a decrease in interest income of approximately $2.8 million, primarily due to lower funds available during fiscal year 2013 as a result of our use of available cash to acquire Torex in May 2012.

Income Tax Expense

The effective tax rates for fiscal years 2013 and 2012 were 26.5% and 29.5%, respectively. The effective tax rates for the fiscal years 2013 and 2012 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued determination to permanently reinvest overseas the cumulative unremitted earnings of our significant non-US affiliates, tax benefits realized upon settlements with tax authorities, the expiration of statutes of limitations and the domestic manufacturing deductions.

The decrease in the effective tax rate for fiscal year 2013 as compared to fiscal year 2012 was mainly due to a decrease in net unrecognized tax benefits due to favorable settlements with tax authorities in fiscal year 2013 and the favorable mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S. The international segment represents a larger portion of our consolidated earnings compared to fiscal year 2012 due to the acquisition of Torex business in May 2012.

We recorded net non-current unrecognized income tax benefits of approximately $35.1 million and $34.7 million, including accrued interest and penalties of approximately $2.7 million and $3.2 million at June 30, 2013 and 2012, respectively. We have recognized approximately $0.5 million of net interest benefit in fiscal year 2013 compared to $0.6 million of interest expense in fiscal year 2012. The net interest benefit in fiscal year 2013 was due to the interests associated with the settlements with tax authorities and the expiration of statues of limitations. The net non-current unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date. If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, affecting the effective income tax rate.

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain. Under applicable accounting guidance, the Company is unable to recognize the effects of a tax position in its financial statements unless the position satisfies a minimum recognition threshold mandated by the guidance. We have recognized a net decrease in unrecognized tax benefits for the fiscal year ended June 30, 2013 as compared to fiscal year 2012, which includes a reduction in the effective tax rate of 4.5% and income tax expense by approximately $10.6 million, primarily due to favorable settlements with the tax authorities and the expiration of statutes of limitations. We estimate that within the next 12 months, we will decrease the unrecognized income tax benefits by between approximately $2.8 million to $4.8 million due to the expiration of statues of limitations and settlement of issues with tax authorities, which we believe would increase earnings as a result of a reduction in tax expense. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities for uncertain tax positions.

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

Based on currently available information, we estimate that our effective tax rate for fiscal year 2014 will be approximately 32.5% compared to 26.5% for fiscal year 2013. The projected increase is primarily attributable to the following (i) fiscal year 2013’s favorable tax settlements with tax authorities and (ii) a decrease in interest expense deductions in fiscal year 2014 due to changes in foreign income tax law and a reduction in the U.K. income tax rate from 23% to 20% (enacted in July 2013), which will be reflected as a reduction in the carrying value of our deferred tax assets during our first quarter ending September 30, 2013.

We believe that due to changes in the mix of earnings among jurisdictions and the impact of discrete items recognized within a financial period, there may be some degree of volatility to the quarterly tax rate.

Net Income Attributable to MICROS Systems, Inc. and Diluted Net Income per Share Attributable to MICROS Systems, Inc. Common Shareholders

The net income attributable to MICROS Systems, Inc. for fiscal year 2013 increased approximately $4.4 million, or 2.7%, to approximately $171.4 million, compared to fiscal year 2012. The increase primarily reflects lower effective income tax rate, increase in total revenue and our continued cost cutting efforts. These increases were partially offset by lower margins generated by Torex, which generally has higher sales of non-proprietary hardware compared to our other business, and realizes lower margins from its products and services, and additional R&D expenses associated with the acquired Torex operations. Foreign currency exchange rate fluctuations also decreased the net income attributable to MICROS Systems, Inc. for fiscal year 2013 by approximately $2.1 million compared to fiscal year 2012.

Diluted net income per share attributable to our shareholders for fiscal year 2013 and 2012 was $2.12 and $2.03 per diluted share, respectively. Fiscal year 2013 diluted net income per share reflects approximately 1.5 million lower weighted-average number of shares outstanding (the denominator used to calculate net income per share) compared to fiscal year 2012 primarily due to approximately 4.1 million shares of our common stock we purchased during the year. Foreign currency exchange rate fluctuations decreased the diluted net income per share for fiscal year 2013 by $0.03 per diluted share compared to fiscal year 2012.

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

For fiscal year 2012, total revenue was approximately $1.1 billion, an increase of approximately $99.7 million, or 9.9% compared to fiscal year 2011 principally due to the following factors:

•	Hardware, software and service revenue increased by 19.6%, 12.2% and 6.6%, respectively, compared to fiscal year 2011. We believe the increases were primarily due to an improvement in demand from our clients as a result of a modest improvement in global economic conditions. The increase in total revenue also reflects additional service revenue generated from the continued expansion of our customer base, additional hosting revenue due to increased demand for this delivery model and the additional revenue generated by companies that we acquired during fiscal years 2012 and 2011. The additional revenue generated from the Torex acquisition was approximately $16.6 million for fiscal year 2012.

•	Offsetting unfavorable foreign currency exchange rate fluctuations primarily for the Euro and the Mexican Peso against the U.S. dollar, negatively affected total revenue by approximately $10.4 million.

•	The increase in hardware revenue was primarily due to increased sales of our Workstation products, a large OEM sale to our international hotel clients and several large computer equipment sales to our retail clients compared to fiscal year 2011.

•	The increase in software revenue primarily reflects increased sales in our hotel and retail software products. This increase was partially offset by software revenue from a major Simphony rollout by a large customer in fiscal year 2011.

International segment revenue for the fiscal year ended June 30, 2012 increased by approximately $50.3 million, or 9.4% compared to fiscal year 2011 principally due to the following factors:

•	Hardware, software and service revenue increased by 10.7%, 8.8% and 9.1%, respectively, compared to fiscal year 2011. We believe these changes were primarily due an improvement in demand from our clients as a result of a modest improvement in global economic conditions and incremental revenue generated from our recent acquisitions, including approximately $16.6 million from Torex.

•	The increase in hardware revenue was primarily due to increased sales of our Workstation products compared to fiscal year 2011 and a large OEM sale to one of our international hotel clients.

•	Unfavorable foreign currency exchange rate fluctuations, primarily for the Euro and the Mexican Peso against the U.S. dollar, negatively affected total revenue by approximately $10.4 million.

U.S./Canada segment revenue for the fiscal year ended June 30, 2012 increased by approximately $49.4 million, or 10.5% compared to fiscal year 2011 principally due to the following factors:

•	Hardware, software and service revenue increased by 28.5%, 18.1% and 3.9%, respectively, compared to fiscal year 2011. We believe these changes were primarily due to an improvement in demand from our clients as a result of a modest improvement in global economic conditions in fiscal year 2012.

•	The increase in hardware revenue was primarily due to increased sales of our Workstation products and several large computer equipment sales to our retail clients compared to fiscal year 2011.

•	The increase in software revenue primarily reflects increased sales in our hotel and retail software products. This increase was partially offset by software revenue from a major Simphony rollout by a large customer in fiscal year 2011.

•	The increase in service revenue also reflects the continued expansion of our customer base and new products and services offerings including hosting and software-as-a-service.

Cost of Sales

The following table provides information regarding our cost of sales in fiscal years 2012 and 2011:

	Fiscal Year Ended June 30,
	2012		2011
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$152,242	64.0%	$126,667	63.7%
Software	20,779	14.6%	21,200	16.7%
Service	319,900	44.0%	299,923	44.0%
Total Cost of Sales	$492,921	44.5%	$447,790	44.4%

For fiscal year 2012, cost of sales as a percent of revenue increased 0.1% to 44.5% compared to 44.4% in fiscal year 2011. Hardware cost of sales as a percent of related revenue increased primarily as a result of unfavorable product mix between MICROS hardware products sales and third party hardware sales including several large OEM and computer equipment hardware sales in fiscal year 2012 that had lower than average margin. This increase was partially offset by lower freight costs and write down of inventory as a percent of revenue compared to fiscal year 2011. Software cost of sales as a percent of related revenue decreased primarily due to lower software amortization expense (included in software cost of sales) both in amount and as a percent of revenue as compared to fiscal year 2011. The lower amortization expense reflects the fact that some of our retail capitalized software products became fully amortized in fiscal years 2011 and 2012. Service cost of sales as a percent of related revenue was 44.0% for both fiscal years 2012 and 2011. The foreign currency exchange rate fluctuations decreased our total cost of sales for fiscal year 2012 by approximately $3.4 million compared to fiscal year 2011.

Selling, General and Administrative (“SG&A”) Expenses

For fiscal year 2012, SG&A expenses as a percent of revenue decreased 0.3% to 28.2% compared to 28.5% in fiscal year 2012 due to our ability to continue to reduce certain of our costs. Although the SG&A expenses as a percent of revenue decreased, the dollar amount of SG&A expenses increased by approximately $24.9 million compared to fiscal year 2011, primarily due to an increase in total compensation expenses of approximately $23.4 million, principally reflecting new associates who joined our company as a result of acquisitions in fiscal years 2012 and 2011. Foreign currency exchange rate fluctuations decreased overall SG&A expenses by approximately $2.7 million.

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

Income from Operations

Income from operations for fiscal year 2012 increased approximately $24.1 million, or 11.4%, to approximately $234.5 million, compared to fiscal year 2011. The increase reflects an increase in total revenue and our continued cost cutting efforts. Foreign currency exchange rate fluctuations decreased our income from operations for fiscal year 2012 by approximately $3.9 million compared to fiscal year 2011.

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

Income Tax Expense

The effective tax rates for fiscal years 2012 and 2011 were 29.5% and 31.0%, respectively. The effective tax rates for fiscal years 2012 and 2011 were less than the 35.0% U.S. statutory federal income tax rate, mainly due to the mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S., our continued determination to permanently reinvest overseas the cumulative unremitted earnings of our significant non-US affiliates, tax benefits realized upon the expiration of statutes of limitations or settlements with tax authorities and the domestic manufacturing deductions.

The decrease in the effective tax rate for fiscal year 2012 as compared to fiscal year 2011 was primarily attributable to increases in tax benefits realized upon the expiration of statutes of limitation or settlements with tax authorities and the net reduction of valuation allowances.

We recorded net unrecognized income tax benefits of approximately $34.7 million and $31.4 million, including accrued interest and penalties of approximately $3.2 million and $2.8 million at June 30, 2012 and 2011, respectively. We have recognized approximately $0.6 million and $0.8 million of interest expense for fiscal years 2012 and 2011, respectively. The non-current portion of the net unrecognized income tax benefits represents benefits with respect to which we do not anticipate making a payment within 12 months of the balance sheet date. If recognized, all of the net unrecognized income tax benefit would be recognized as a reduction of income tax expense, affecting the effective income tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes the Company’s consolidated statement of cash flows:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$203,525	$179,949	$199,584
Investing activities	(115,051)	(183,880)	35,458
Financing activities	(163,108)	(43,884)	(673)

Operating activities:

Net cash provided by operating activities for fiscal year 2013 increased approximately $23.6 million compared to fiscal year 2012, due principally to better collections of receivables in comparison to fiscal year 2012, partially offset by prepayments of taxes.

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

Investing activities:

Net cash used in investing activities for fiscal year 2013 was approximately $115.1 million primarily reflecting approximately $87.6 million used to purchase investments, net of proceeds from sales of investments (including approximately $42.1 million received from the sale of auction rate securities.) We also used approximately $27.6 million to purchase property, plant and equipment and to develop software to be licensed to others.

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

Financing activities:

Net cash used in financing activities for fiscal year 2013 was approximately $163.1 million, principally reflecting approximately $176.6 million used to purchase our stock. Our use of funds for financing activities was partially offset by proceeds from stock option exercises of approximately $9.1 million, realized tax benefits from stock option exercises of approximately $3.3 million, and approximately $2.0 million in proceeds from an advance on our line of credit, net of a principal payment during the year.

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

Capital Resources

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain. Under applicable accounting guidance, the Company is unable to recognize the effects of a tax position in its financial statements unless the position satisfies a minimum recognition threshold mandated by the guidance. At June 30, 2013, our cash and cash equivalents and short-term investment balance was approximately $634.1 million, of which approximately $331.0 million was held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable. All cash and cash equivalents and short-term investments are being retained for operations, expansion of the business and the repurchase of our stock.

We have two credit agreements (the “Credit Agreements”) that in the aggregate provide a $50.0 million multi-currency committed line of credit. Subsequent to the end of fiscal year 2013, the Credit Agreements were amended to extend their expiration date until September 30, 2013. We are currently negotiating a new line of credit agreement to replace the Credit Agreements. We expect the new line of credit agreement to have a comparable borrowing capacity as the Credit Agreements and do not expect any issues in executing the new line of credit agreement by September 30, 2013. As of June 30, 2013, we had approximately $1.8 million outstanding under the Credit Agreements. In addition, we applied approximately $0.6 million to guarantees.

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the June 30, 2013 exchange rate). As of June 30, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the June 30, 2013 exchange rate) of the credit facility had been used for guarantees.

As of June 30, 2013, we had approximately $48.4 million borrowing capacity available under all of the credit facilities described above.

We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assume that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2014 will be approximately $40 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	As of June 30,
(in thousands, except ratios)	2013	2012
Cash and cash equivalents and short-term investments (1)	$634,069	$582,038
Available credit facilities	$51,301	$51,266
Outstanding credit facilities	(1,757)	0
Outstanding guarantees	(1,125)	(1,055)
Unused credit facilities	$48,419	$50,211
Working capital (2)	$565,653	$500,127
MICROS Systems, Inc. shareholders’ equity	$1,115,056	$1,092,645
Current ratio (3)	2.35	2.20

(1)	Does not include approximately $34.3 million invested in auction rate securities, classified as long-term investments in our Consolidated Balance Sheet as of June 30, 2012, respectively.
(2)	Current assets less current liabilities.
(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

Inflation

We have not experienced any significant impact as a result of inflation.

Contractual Obligations

The following table summarizes our contractual arrangements at June 30, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$86,366	$33,931	$41,220	$9,766	$1,449
SERP obligations*	7,458	862	1,672	1,364	3,560
Purchase obligations	2,349	1,733	616	0	0
Capital lease obligations	162	68	47	32	15
Total	$96,335	$36,594	$43,555	$11,162	$5,024

* The term “SERP” refers to our Supplemental Executive Retirement Plan. The amounts also include our obligations related to a similar plan that we sponsor related to our acquisition of Torex. See Note 15, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report for further information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized income tax benefits at June 30, 2013, we are unable to reasonably estimate settlements with taxing authorities.  The above contractual obligations table does not reflect unrecognized income tax benefits of approximately $35.1 million. See Note 13 “Income Taxes” in the Notes to Consolidated Financial Statements included in this report.

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

Examples of such forward-looking statements in this Annual Report on Form 10-K include the following:

•	Item 1, “Business,” statements regarding the growth of and our efforts to further develop the OPERA suite of products; demand shift toward hosted applications; our global distribution network; our intentions to acquire rights in third party products or designs; our expectations regarding sourcing of manufacturing capability, materials and equipment; our expectations regarding labor relations and employment, our expectations regarding interest rate and foreign exchange rate fluctuations; the appropriateness of reliance on statutory and common law protections for our intellectual property; the risks associated with third party misappropriation of our intellectual property; the anticipated effect of the U.S. Government exercising a termination for convenience under one or more contracts that we have with the U.S. Government; our belief that compliance with environmental laws and regulations will not have a material effect on expenditures, earnings, or our competitive position; and, our expectations regarding whether backlog will result in recognizable revenue,

•	Item 1A, “Risk Factors,” regarding the anticipated or potential impact on our business, financial results, or competitive position of the various risks described in that section;

•	Item 2, “Properties,” regarding the anticipated availability of additional space;

•	Item 3, “Legal Proceedings,” regarding the likely effect of litigation on our results of operations or financial position;

•	Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” regarding our intentions for use of retained earnings and our intention not to pay cash dividends; and.

•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” regarding our exposure to interest rate risk.

Additional forward-looking statements are contained elsewhere in this report, including in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such statements include the following:

(i)	our statements about the trends in our clients’ industries generally and in various sectors within those industries;

(ii)	our statements regarding the effects of foreign currency rate fluctuations (in particular, Euro and British Pound Sterling) on our financial performance;

(iii)	our expectations that the clients with whom we do the largest amount of business will fluctuate from year to year, and our statements about the effects of large customer orders on our quarterly earnings, revenues, and total revenues;

(iv)	our statements regarding the impact on financial results in future periods if we determine that the financial condition of clients has deteriorated;

(v)	our statements regarding the impact on financial results in future periods if we misjudge the remaining economic life of a product;

(vi)	our statements concerning the impact of changes in our business judgment, market conditions, macro-economic conditions, financial conditions of our clients, competition, business trends, and government activity on the application of our critical accounting estimates;

(vii)	our statements concerning the fluctuations in the market price of our common stock, whether as a result of variations in our quarterly operating results or other factors;

(viii)	our beliefs about our competitive strengths;

(ix)	our expectations regarding effective tax rates in future periods;

(x)	our expectations regarding a decrease in unrecognized tax benefits and the effect of the decrease on earnings;

(xi)	our expectations regarding the impact or lack of impact on our financial position and results of operations of the application of recent accounting standards;

(xii)	our expectations about the adequacy of our cash flows and our available lines of credit to meet our working capital needs, and our ability to raise additional funds if and when needed;

(xiii)	our expectations about our capital expenditures for future periods;

(xiv)	our expectations that our exposure to interest rate risk will not materially change in the future;

(xv)	our expectation that we will evaluate our need to invest in instruments to protect against interest rate fluctuations and our exposure to such interest rate risk;

(xvi)	our statements about the effects on our revenue recognition as a result of changes to a clients’ delivery requirements or a products’ completion;

(xvii)	our statements regarding our ability to increase sales of our higher margin products;

(xviii)	our expected costs associated with modifying our products to comply with applicable legal rules, regulations, and guidelines, including the credit card associations’ security and data protection rules.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk and to foreign currency exchange rate risk. See Foreign Sales and Foreign Market Risks in Part 1 “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for information regarding foreign currency exchange risks. Our committed lines of credit bear interest at a floating rate, which exposes us to interest rate risks. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and monitoring available financing alternatives. At June 30, 2013, we had total borrowings of approximately $1.8 million and had not entered into any instruments to hedge the resulting exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase in the future with increases in the outstanding amount under the line of credit. As our total borrowing as of June 30, 2013 was approximately $1.8 million, a 1% change in interest rate would have resulted in an immaterial impact on our consolidated financial position, results of operations, and cash flows. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Assuming that our cash, cash equivalents and short term investment balances as of June 30, 2013 remained constant throughout fiscal year 2013, a 1% change in interest rates would have affected our interest income for fiscal year 2013 by approximately $6.3 million. To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond rating of “A” and above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page 51 of this report.

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

Management’s ANNUAL Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth on page 52 of this annual report on Form 10-K and is incorporated by reference herein.

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

EQUITY COMPENSATION PLAN INFORMATION

	As of June 30, 2013
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,791,070	$37.21	3,136,501

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,791,070	$37.21	3,136,501

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits, Financial Statement Schedule:

(1) Financial Statements – See the Index to Consolidated Financial Statements on page 51.

(2) Schedule II – See the Index to Consolidated Financial Statements on page 51.

(3) Exhibits:

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.

3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.

3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.

3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on November 16, 2007.

3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.

10(a)*	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2011 Annual Meeting of Shareholders.

10(b)*	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.

10(b)(1)*	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.

10(b)(2)*	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.

10(b)(3)*	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.

10(b)(4)*	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.

10(b)(5)*	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.

10(b)(6)*	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.

10(b)(7)*	Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.

10(b)(8)*	Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.

10(b)(9)*	Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

10(b)(10)*	Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.

10(b)(11)*	Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008.

10(b)(12)*	Twelfth Amendment to Employment Agreement dated August 27, 2010, between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.

10(b)(13)*	Thirteenth Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.

10(c)*	Employment Agreement dated December 3, 2012 between MICROS Systems, Inc. and Peter A. Altabef is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2012.

10(d)*	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.

10(d)(1)*	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10(c)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(d)(2)*	Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.

10(d)(3)*	Third Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.

10(e)*	Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10(e)(1)*	First Amendment to Employment Agreement dated January 25, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on January 27, 2011.

10(e)(2)*	Second Amendment to Employment Agreement dated November 7, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 7, 2011.

10(e)(3)*	Third Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.

10(f)*	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10(g)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10(g)(1)	First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., JTECH Communications, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.

10(g)(2)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC (now named MICROS eCommerce LLC), Fry, Inc., JTECH Communications, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(g)(2) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(g)(3)	Third Amendment to Credit Agreements, dated July 30, 2013, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC (now named MICROS eCommerce LLC), Fry, Inc., JTECH Communications, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders (attached hereto as Exhibit 10.1)

10(h)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10(h)(1)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(h)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10(h)(2)	Third Amendment to Credit Agreements, dated July 30, 2013, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A. (attached hereto as Exhibit 10.2).

10(i)	Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009.

10(j)	Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd. (now known as Venture Group of Singapore), with an effective date of November 6, 2002 (incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009)

10(k)	Stock Purchase Agreement, by and between MICROS Systems, Inc., Torex Retail Holdings Limited, the stockholders and optionholders of Torex, and MF UK FC Limited (a wholly-owned subsidiary of MICROS Systems, Inc.) entered into by the parties on April 26, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 5, 2012).

14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.

21	Subsidiaries of the Company (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

* Management contract or compensatory plan or arrangement.

MICROS Systems, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.

Management’s Annual Report on Internal Control Over Financial Reporting	52

Financial Statements:
Report of Independent Registered Public Accounting Firm	53
Consolidated balance sheets as of June 30, 2013 and 2012	54
Consolidated statements of operations for the fiscal years ended June 30, 2013, 2012 and 2011	55
Consolidated statements of comprehensive income for the fiscal years ended June 30, 2013, 2012 and 2011	56
Consolidated statements of cash flows for the fiscal years ended June 30, 2013, 2012 and 2011	57
Consolidated statements of shareholders’ equity for the fiscal years ended June 30, 2013, 2012 and 2011	58

Notes to consolidated financial statements	59- 80

Financial Statement Schedule:
Schedule II – Valuation and qualifying accounts and reserves	81

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

Management evaluated the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MICROS Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MICROS Systems, Inc. and its subsidiaries (the “Company”) at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Baltimore, Maryland

August 22, 2013

MICROS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except par value data)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$486,023	$562,786
Short-term investments	148,046	19,252
Accounts receivable, net of allowance for doubtful accounts of $30,418 at June 30, 2013 and $31,753 at June 30, 2012	228,455	235,433
Inventory	49,273	44,278
Income taxes receivable	12,771	122
Deferred income taxes	15,022	17,004
Prepaid expenses and other current assets	44,648	37,221
Total current assets	984,238	916,096

Long-term investments	0	34,456
Property, plant and equipment, net	44,127	35,435
Deferred income taxes, non-current	50,186	50,326
Goodwill	432,950	444,117
Intangible assets, net	37,754	45,024
Purchased and internally developed software costs, net of accumulated amortization of $93,307 at June 30, 2013 and $87,073 at June 30, 2012	32,543	33,980
Other assets	7,240	6,586
Total assets	$1,589,038	$1,566,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$1,757	$0
Accounts payable	73,099	69,978
Accrued expenses and other current liabilities	155,491	174,214
Income taxes payable	11,002	1,788
Deferred revenue	177,236	169,989
Total current liabilities	418,585	415,969

Income taxes payable, non-current	35,019	34,722
Deferred income taxes, non-current	1,157	2,554
Other non-current liabilities	16,007	16,644
Total liabilities	470,768	469,889

Commitments and contingencies (Note 11)
Equity:
MICROS Systems, Inc. Shareholders’ Equity:
Common stock, $0.025 par value authorized 120,000 shares; issued and outstanding 76,732 at June 30, 2013 and 80,309 at June 30, 2012	1,918	2,008
Capital in excess of par	0	107,662
Retained earnings	1,136,763	1,000,822
Accumulated other comprehensive expense	(23,625)	(17,847)
Total MICROS Systems, Inc. shareholders' equity	1,115,056	1,092,645
Noncontrolling interest	3,214	3,486
Total equity	1,118,270	1,096,131
Total liabilities and equity	$1,589,038	$1,566,020

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2013	2012	2011
Revenue:
Hardware	$269,651	$237,920	$199,003
Software	143,034	142,617	127,123
Service	855,400	726,994	681,733
Total revenue	1,268,085	1,107,531	1,007,859
Cost of sales:
Hardware	175,248	152,242	126,667
Software	22,178	20,779	21,200
Service	406,767	319,900	299,923
Total cost of sales	604,193	492,921	447,790
Gross margin	663,892	614,610	560,069
Selling, general and administrative expenses (1)	341,707	311,882	286,976
Research and development expenses	72,602	52,031	45,844
Depreciation and amortization	22,573	16,177	16,790
Total operating expenses	436,882	380,090	349,610
Income from operations	227,010	234,520	210,459
Non-operating income (expense):
Interest income	4,593	7,354	5,732
Interest expense	(335)	(566)	(1,069)
Other income (expense), net (2)	2,537	(4,117)	(5,510)
Total non-operating income (expense), net	6,795	2,671	(847)
Income before taxes	233,805	237,191	209,612
Income tax provision	61,958	70,090	64,999
Net income	171,847	167,101	144,613
Less: Net income attributable to non-controlling interest	(429)	(118)	(554)
Net income attributable to MICROS Systems, Inc.	$171,418	$166,983	$144,059

Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$2.16	$2.08	$1.78
Diluted	$2.12	$2.03	$1.74

Weighted-average number of shares outstanding:
Basic	79,247	80,300	80,726
Diluted	80,772	82,238	82,672

The details of total other-than-temporary impairment losses (“OTTI”) of long-term investments and a reconciliation to OTTI charge included in other non-operating income (expense) (2):

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Total other-than-temporary impairment losses	$600	$4,000	$3,919
Adjustment:
Change in credit based OTTI due to redemption	0	0	342
Change in non-credit based OTTI due to redemption	0	0	32
Credit based OTTI recognized in non-operating income/expense	$600	$4,000	$4,293

(1) See Note 11 “Contingencies” in Notes to Consolidated Financial Statements.

(2) See Note 2 “Financial Instruments and Fair Value Measurements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Net income	$171,847	$167,101	$144,613
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	(8,879)	(67,913)	75,824
Change in unrealized gains (losses) on long-term investments, net of taxes (benefit) of $1,652, $741 and ($500)	2,683	1,203	(812)
Change in unrealized gains related to pension plans, net of taxes of $105	366	0	0
Total other comprehensive (loss) income, net of taxes	(5,830)	(66,710)	75,012
Comprehensive income	166,017	100,391	219,625
Comprehensive (income) loss attributable to non-controlling interest	(377)	422	(1,410)
Comprehensive income attributable to MICROS Systems, Inc.	$165,640	$100,813	$218,215

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$171,847	$167,101	$144,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,573	16,177	16,790
Share-based compensation	21,102	16,501	12,448
Amortization of capitalized software	5,208	7,148	7,489
Provision for losses on accounts receivable	3,563	7,137	6,168
Gain on sales of auction rate securities	(4,094)	0	(76)
Other-than-temporary impairment losses on investments, net	600	4,000	4,293
Provision for deferred income taxes	(2,702)	(3,436)	(8,579)
Net (gains) losses on disposal of property, plant and equipment	0	642	726
Other	0	336	500
Changes in operating assets and liabilities (net of impact of acquisitions):
Decrease (increase) in accounts receivable	2,430	(40,095)	(15,104)
(Increase) decrease in inventory	(5,302)	(1,751)	369
(Increase) decrease in prepaid expenses and other assets	(7,833)	(1,790)	1,488
Increase in accounts payable	3,163	2,507	5,506
(Decrease) increase in accrued expenses and other current liabilities	(13,682)	2,551	(2,230)
(Decrease) increase in income tax assets and liabilities	(2,587)	(1,755)	12,454
Increase in deferred revenue	9,239	4,676	12,729
Net cash flows provided by operating activities	203,525	179,949	199,584
Cash flows from investing activities:
Proceeds from maturities of investments	56,620	158,819	262,890
Proceeds from sales of investments	42,119	19,655	6,384
Purchases of short-term investments	(186,371)	(78,816)	(198,605)
Purchases of property, plant and equipment	(23,282)	(17,468)	(10,706)
Internally developed software costs	(4,290)	(7,197)	(5,580)
Net cash paid for acquisitions, net of cash acquired	(4)	(258,940)	(18,586)
Other	157	67	(339)
Net cash flows (used in) provided by investing activities	(115,051)	(183,880)	35,458
Cash flows from financing activities:
Repurchases of common stock	(176,603)	(59,199)	(33,403)
Proceeds from stock option exercises	9,056	14,933	28,106
Realized tax benefits from stock option exercises	3,323	4,717	7,697
Proceeds from line of credit	4,014	0	1,131
Principal payments on line of credit	(2,061)	0	(2,573)
Cash paid for acquisition of non-controlling interest	(846)	(4,212)	(1,041)
Other	9	(123)	(590)
Net cash flows used in financing activities	(163,108)	(43,884)	(673)
Effect of exchange rate changes on cash and cash equivalents	(2,129)	(50,658)	49,685
Net (decrease) increase in cash and cash equivalents	(76,763)	(98,473)	284,054
Cash and cash equivalents at beginning of year	562,786	661,259	377,205
Cash and cash equivalents at end of year	$486,023	$562,786	$661,259
Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$80	$290	$250
Income taxes	$60,522	$61,612	$46,349

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	MICROS Systems, Inc. Shareholders
	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling
(in thousands)	Shares	Amount	Par	Earnings	Income (Loss)	Interest	Total
Balance, June 30, 2010	80,042	$2,001	$117,462	$689,750	$(25,833)	$6,232	$789,612
Net income	0	0	0	144,059	0	554	144,613
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	74,968	856	75,824
Change in unrealized losses on long-term investments, net of tax benefit of $500	0	0	0	0	(812)	0	(812)
Non-controlling interest put arrangement	0	0	0	30	0	0	30
Acquisition of non-controlling interest	0	0	0	0	0	(682)	(682)
Dividends to non-controlling interest	0	0	0	0	0	(420)	(420)
Share-based compensation	0	0	12,448	0	0	0	12,448
Stock issued upon exercise of options	1,471	37	28,069	0	0	0	28,106
Repurchases of stock	(708)	(18)	(33,385)	0	0	0	(33,403)
Income tax benefit from options exercised	0	0	7,935	0	0	0	7,935
Balance, June 30, 2011	80,805	2,020	132,529	833,839	48,323	6,540	1,023,251
Net income	0	0	0	166,983	0	118	167,101
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	(67,373)	(540)	(67,913)
Change in unrealized gains on long-term investments, net of taxes of $741	0	0	0	0	1,203	0	1,203
Acquisition of non-controlling interest	0	0	(2,069)	0	0	(2,632)	(4,701)
Share-based compensation	0	0	16,501	0	0	0	16,501
Stock issued upon exercise of options	792	20	14,913	0	0	0	14,933
Repurchases of stock	(1,288)	(32)	(59,167)	0	0	0	(59,199)
Income tax benefit from options exercised	0	0	4,955	0	0	0	4,955
Balance, June 30, 2012	80,309	2,008	107,662	1,000,822	(17,847)	3,486	1,096,131
Net income	0	0	0	171,418	0	429	171,847
Foreign currency translation adjustments, net of tax of $0	0	0	0	0	(8,827)	(52)	(8,879)
Change in unrealized gains on long-term investments, net of taxes of $1,652	0	0	0	0	2,683	0	2,683
Change in unrealized gains related to pension plans, net of taxes of $105	0	0	0	0	366	0	366
Acquisition of non-controlling interest	0	0	(197)	0	0	(649)	(846)
Share-based compensation	0	0	21,102	0	0	0	21,102
Stock issued upon exercise of options	480	11	9,045	0	0	0	9,056
Repurchases of stock	(4,057)	(101)	(141,025)	(35,477)	0	0	(176,603)
Income tax benefit from options exercised	0	0	3,413	0	0	0	3,413
Balance, June 30, 2013	76,732	$1,918	$0	$1,136,763	$(23,625)	$3,214	$1,118,270

The accompanying notes are an integral part of the consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies:

Description of business

MICROS Systems, Inc. is a leading worldwide designer, manufacturer, marketer and servicer of enterprise applications for the global food and beverage, hotel, and retail industries. The Company’s solutions consist of application specific software and hardware systems, supplemented by a wide range of services. The food and beverage and hotel industries (sometimes referred to collectively as the hospitality industry) include numerous defined markets such as lodging (including individual hotel sites and hotel chains), table service restaurants, quick service restaurants, entertainment venues such as stadiums and arenas, business food service operations, casinos, transportation food service, government operations, and cruise ships. The retail industry consists of retail operations selling to consumers both general and specific products, such as clothing, shoes, food, hardware, jewelry, and other specialty items. (References to “MICROS” or the “Company” in these notes include the operations of MICROS Systems, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.)

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

Software

The Company’s proprietary software consists of hotel, food and beverage, and retail software systems. The Company also resells various third party software products. All software products are offered on a stand-alone basis, and can be used either with third party hardware products or the Company’s hardware products.

Revenue from software licenses is recognized when the following four basic criteria are met as follows:

•	Persuasive evidence of an arrangement exists: The Company requires a contract signed by both parties to the agreement or a purchase order received from the customer as persuasive evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery occurs when risk of ownership has passed to the buyer or in the case of electronic delivery, when the customer is given access to the licensed programs. The Company deems its OPERA software to be delivered when ready to “go live” (i.e., the software is ready to be used in the ordinary course of the client’s business).

•	Fixed or determinable fee: The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within its normal payment terms, generally within 90 days of delivery, with generally no more than 20% of the contract price due at the end of the payment term. If a software license arrangement contains significant customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is probable: The Company performs a credit review to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines collection is not probable, revenue is recognized as collection occurs.

Hardware

The Company’s main proprietary hardware is point-of-sale terminals. The Company also sells other proprietary hardware devices, such as cash drawers, handheld order entry terminals and pole displays and also resells various non-proprietary hardware products, including personal computers, servers, printers, credit card processing network cards and other related computer equipment. Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. If these four criteria have not been satisfied at the time of shipment, recognition of the hardware revenue is deferred until the Company determines that all four criteria have been met.

The Company’s hardware includes certain embedded system software which is used solely in connection with the operation of the hardware and is incidental to the hardware product as a whole; once installed, the embedded system software is not updated for new versions that are subsequently developed.

Generally, when the Company is primarily obligated in a transaction, subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has some but not all of these indicators, revenue is recorded at the gross sales price.

Services

The Company also provides maintenance, support, and professional services, such as implementation, customer specific development, software hosting, software as a service and ecommerce design and development. Revenue from maintenance support, software-hosting services and software as a service contracts is initially recorded as deferred revenue and is recognized ratably over the contract term. Customer setup fees in hosting and software as a service arrangements are recognized over the estimated customer relationship period. Revenue related to professional services is recognized as the service is rendered provided all the other criteria for revenue recognition have been met.

The Company’s software is ready for use by the customer upon receipt. While many clients’ may choose to tailor the software to fit their specific needs or request the Company’s assistance activating the programs, the Company’s implementation services do not typically involve significant customization to, or development of, the underlying source code. Accordingly, while revenue from implementation services is recognized as the service is rendered, provided all the other criteria for revenue recognition have been met, the provision of implementation services does not generally change when software revenue is recognized as set forth above in “Software;” however, in those instances where the Company does provide significant customization to or further development of the underlying software as part of implementation, software revenue recognition is deferred until delivery (or, where applicable, customer acceptance) of the customized software has occurred.

Revenue from fixed ecommerce design and development contracts, where the software product is designed, developed or modified to the client’s specifications is recognized on a percentage of completion basis based on the estimated costs incurred compared to total estimated costs. This method is used because reasonably dependable estimates of the revenues and the project progress applicable to various states of an arrangement can be made, based on historical experience and milestones set in the contract. The Company defers the recognition of all revenue if the Company’s ability to estimate its progress is not reasonably dependable.

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

For multiple element arrangements that include tangible products with incidental embedded software and other related services, collectively referred to as “non-software elements”, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. Factors considered by the Company in developing relative selling prices for products and services include the clients' geographical region, customer concentrations, the use of typical discounts from list prices, prices charged by the Company for similar offerings and the Company’s historical pricing practices.

For multiple element arrangements that include a combination of software elements and non-software elements, the Company first allocates the arrangement revenue to the software elements as a group and the non-software elements as a group based on each group’s relative selling prices. In such circumstances, the Company uses the hierarchy described above to determine the relative selling price to be used to allocating revenue to each the group. After this initial allocation has occurred, the Company allocates revenue to any separate deliverables within each group using the methodology described above.

The Company resells software and peripheral hardware products obtained from other companies.

Other

Costs related to shipping and handling and billable travel expenses are included in cost of sales.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The fair market values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and income taxes payable at both June 30, 2013 and 2012 approximate their carrying amounts.

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

The Company periodically reviews each investment to identify any unrealized losses and evaluates whether the losses are temporary in nature. Unrealized losses that are determined to be temporary in nature are reported, net of tax, in accumulated other comprehensive income. Other-than-temporary “credit loss” (loss due to the security issuer’s credit risk) is recognized, net of tax and valuation allowances, in the consolidated statements of operations, while other-than-temporary impairment losses related to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive income.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of the Company’s clients to make required payments. The Company’s methodology for determining this allowance requires estimates and is based on the age of the receivable, actual collection experience, the client’s payment practices and history, inquiries, credit reports from third parties and other financial information.

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

Purchased and internally developed software costs

Costs incurred in the research and development of new software products to be licensed to others, primarily consisting of salaries, employee benefits and administrative costs, are expensed as incurred and included in research and development expenses until technological feasibility is established. The capitalization of software development costs on a product-by-product basis starts when a product’s technological feasibility has been established and ends when the product is available for general release to clients, at which time amortization of the capitalized software development costs begins. Technological feasibility is established when the product reaches the working model stage. The fair values of software purchased with acquisitions are also included in capitalized software development costs.

Annual amortization of purchased and internally developed software costs is either included in software cost of sales or services cost of sales. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Amortization expenses for fiscal years 2013, 2012 and 2011 were approximately $5.2 million, $7.1 million and $7.5 million, respectively.

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

During the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded approximately $0.7 million, $1.3 million and $1.5 million, respectively, in accelerated amortization expenses related to finite-lived customer relationship intangible assets due to increased attrition of customer relationships. During fiscal year 2011, the Company wrote off approximately $0.5 million in finite-lived purchased intangible assets. During fiscal years 2013 and 2012, the Company did not recognize any impairment losses on long-lived assets, including finite-lived purchased intangible assets.

Goodwill and indefinite-lived purchased intangible assets

The Company assesses annually, in the first quarter of the fiscal year, whether goodwill and certain of its trademarks, which are the Company’s only indefinite-lived purchased intangible assets, are impaired.  Goodwill is evaluated for impairment by comparing the fair value of each of the Company’s reporting units (U.S./Canada, EAME, the Pacific Rim, and Latin America) to its respective book value. The Company first determines, based on a qualitative assessment, whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company determines the fair value of the reporting unit based on a weighting of future income approach (i.e., discounted future income) and market approach (i.e., a comparison to the purchase and sale of similar assets in the relevant industry). If the fair value of the reporting unit exceeds the book value of the net assets assigned to that unit, goodwill is not impaired. If goodwill is impaired, the Company recognizes an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially.

Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances indicating that it is more likely than not that the book value of goodwill and/or indefinite-lived trademarks has been impaired.

The process of evaluating the potential impairment of goodwill and/or indefinite-lived trademarks is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of its annual or interim analyses, the Company makes estimates and judgments about the future cash flows of these reporting units. The cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying reporting units. The Company also considers its market capitalization on the date the analysis is performed.

During fiscal year 2012, the Company wrote off approximately $0.1 million in indefinite-lived trademark. There were no other impairment charges recorded for fiscal years 2013, 2012 and 2011.

Advertising costs

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2013, 2012 and 2011 were approximately $5.5 million, $5.0 million and $4.6 million, respectively.

Research and development costs

Research and development costs, primarily consisting of salaries, employee benefits (including shared-based compensation expenses) and administrative costs (other than capitalized software development costs) are charged to operations as incurred.

Share-based compensation

The Company estimates the fair value of its option awards granted under its stock option program as of the date of grant, and recognizes non-cash share-based compensation expense, adjusted for expected pre-vesting forfeitures, ratably over the requisite service (i.e. vesting) period of options in the consolidated statement of operations. The Company values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Therefore, the Company is required to make highly subjective assumptions about volatility rates, expected term of options, dividend yields and applicable interest rates in determining the estimated fair value. Expected volatility is based on historical stock prices. The expected term of options granted is based on historical option activities, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. See Note 3, “Share-Based Compensation” for further detail.

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

The following table provides a reconciliation of the net income attributable to MICROS Systems, Inc. to basic and diluted net income per share:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2013	2012	2011
Net income attributable to MICROS Systems, Inc.	$171,418	$166,983	$144,059
Effect of non-controlling interest put arrangement	0	0	30
Net income available to MICROS Systems, Inc. common shareholders	$171,418	$166,983	$144,089

Average common shares outstanding	79,247	80,300	80,726
Dilutive effect of outstanding stock options	1,525	1,938	1,946
Average common shares outstanding assuming dilution	80,772	82,238	82,672

Basic net income per share attributable to MICROS Systems, Inc. common shareholders	$2.16	$2.08	$1.78
Diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$2.12	$2.03	$1.74

Anti-dilutive weighted shares excluded from reconciliation	2,498	1,702	701

Fiscal years 2013, 2012 and 2011 include approximately $21.1 million ($14.4 million, net of tax), $16.5 million ($11.3 million, net of tax) and $12.4 million ($8.0 million, net of tax), respectively, in non-cash share-based compensation expense. These non-cash share-based compensation expenses reduced diluted net income per share attributable to MICROS Systems, Inc. common shareholders by $0.18, $0.14 and $0.10 for fiscal years 2013, 2012 and 2011, respectively. See Note 3 “Share-based Compensation” for further detail.

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

On January 1, 2012, the Company adopted authoritative guidance to amend the accounting and disclosure requirements on fair value measurements to clarify that the use of the highest-and-best-use concept in a fair value measurement is relevant only when measuring non-financial assets. The new guidance also permits certain financial assets and liabilities with offsetting positions in market risks or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts in a fair value measurement.  Additionally, the new guidance clarifies that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, and describe the valuation processes and the sensitivity of the fair value measurement to changes in unobservable inputs, as well as the interrelationships between those fair value measurements, if any. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and the disclosures mandated by the new guidance are included in Note 2, “Financial Instruments and Fair Value Measurements.”

Recent Accounting Guidance Not Yet Adopted

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance further requires that when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company beginning in its third fiscal quarter ending March 31, 2014 and will result only in presentation changes in the consolidated balance sheet.

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

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term and long-term investments consist of the following:

	As of June 30, 2013		As of June 30, 2012
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – U.S.	$53,862	$53,862	$0	$0
Time deposit – international	28,832	28,832	19,419	19,419
Auction rate securities	0	0	52,625	34,289
U.S. government debt securities	65,352	65,352	0	0
Total investments	$148,046	$148,046	$72,044	$53,708

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

The following table provides information regarding the financial assets accounted for at fair value on a recurring basis and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance, June 30, 2013:
Short-term investments:
Time deposit – U.S.	$0	$53,862	$0	$53,862
Time deposit - international	0	28,832	0	28,832
U.S. government debt securities	60,352	5,000	0	65,352
Total short-term investments	$60,352	$87,694	$0	$148,046

Balance, June 30, 2012:
Short-term and long-term investments:
Time deposit – international	$0	$19,419	$0	$19,419
Auction rate securities	0	0	34,289	34,289
Total short-term and long-term investments	$0	$19,419	$34,289	$53,708

At June 30, 2013 and 2012, the Company’s investments (other than the Company’s investments in auction rate securities at June 30, 2012), were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During fiscal years 2013, 2012 and 2011, the Company did not recognize any gains or losses on its investments, other than those related to the Company’s investments in auction rate securities. See “Auction Rate Securities” below for further discussion on the valuation of the Company’s investments in auction rate securities.

The contractual maturities of investments held at June 30, 2013 are as follows:

(in thousands)	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$148,046	$148,046
Total short-term investments	$148,046	$148,046

AUCTION RATE SECURITIES

Auction rate securities are long-term debt instruments with variable interest rates that are designed to reset to prevailing market interest rates every 7 to 35 days through the auction process.

During the fiscal year ended June 30, 2013, the Company sold its remaining holdings of auction rate securities, which had cost bases of approximately $52.6 million and carrying values of approximately $38.0 million. As a result of the transactions, the Company recognized a gain of approximately $4.1 million for the fiscal year ended June 30, 2013. The auction rate securities were the Company’s only assets valued on the basis of Level 3 inputs.

Information relating to the sales of auction rate securities during fiscal 2013, 2012 and 2011 is set forth below:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Original cost, par value	$52,625	$5,000	$6,650
Impairment losses previously recorded in:
Accumulated other comprehensive income	0	(540)	(281)
Consolidated statement of operations	(14,600)	0	(342)
Carrying value	38,025	4,460	6,027
Proceeds from redemption/sale	42,119	5,000	6,384
Gain from redemption/sale	$4,094	$540	$357

The following table contains a reconciliation of changes in the fair value of auction rate securities, and the related unrealized losses for the fiscal years ended June 30, 2013, 2012 and 2011:

(in thousands)	Cost	Temporary Impairment Loss (1)	OTTI – Non-Credit Loss (1)	OTTI – Credit Loss (2)	Fair Value
Balance, June 30, 2011	$57,625	$(6,280)	$0	$(10,000)	$41,345
Changes in losses related to investments	0	1,404	0	(4,000)	(2,596)
Changes in losses related to redemption/sale	(5,000)	540	0	0	(4,460)
Balance, June 30, 2012	52,625	(4,336)	0	(14,000)	34,289
Changes in losses related to investments	0	512	0	(600)	(88)
Changes in losses related to sale	(52,625)	3,824	0	14,600	(34,201)
Balance, June 30, 2013	$0	$0	$0	$0	$0

(1)	OTTI means “other-than-temporary impairment.” The amounts in this column are recorded, net of tax, in the accumulated other comprehensive income (loss) component of stockholders’ equity.

(2)	Increases in the amounts in this column are recorded in the consolidated statement of operations.

3.	Share-based compensation:

The Company has incentive and non-qualified stock options outstanding that were granted to directors, officers, and other associates pursuant to authorization by the Board of Directors. The exercise price per share of each option equals the market value of a share of the Company’s common stock on the date of the grant. Substantially all of the options granted become exercisable in equal increments on the first three anniversaries of the date of grant. All outstanding options expire ten years from the date of grant. Since its inception in 1991, the Company has authorized approximately 40.0 million shares for issuance upon exercise of options. At June 30, 2013, approximately 10.9 million shares were available for issuance, of which approximately 7.8 million shares are subject to outstanding options and approximately 3.1 million shares remain available for grant.

The non-cash share-based compensation expenses included in the consolidated statements of operations are as follows:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2013	2012	2011
Selling, general and administrative	$19,124	$15,067	$11,747
Research and development	1,640	1,239	596
Cost of sales	338	195	105
Total non-cash share-based compensation expense	21,102	16,501	12,448
Income tax benefit	(6,721)	(5,163)	(4,426)
Total non-cash share-based compensation expense, net of tax benefit	$14,381	$11,338	$8,022
Impact on diluted net income per share attributable to MICROS Systems, Inc. common shareholders	$0.18	$0.14	$0.10

No non-cash share-based compensation expense has been capitalized for fiscal years 2013, 2012 and 2011.

Estimates of fair values of options granted were made on the date of grant using the following assumptions:

	Fiscal Year Ended June 30,
	2013	2012	2011
Weighted-average expected volatility	40%	40%	41%
Expected volatility	39% - 40%	39% - 41%	39% - 41%
Expected term	5.4 – 5.8 years	4.8 – 5.7 years	4.9 – 5.5 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.7% - 1.1%	0.9% - 1.1%	1.4% - 1.9%

The following is a summary of option activity during fiscal year 2013:

(in thousands, except per share data and number of years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	6,770	$34.22	6.7	$114,929
Granted	1,536	$44.92
Exercised	(480)	$18.88
Forfeited or expired	(34)	$48.10
Outstanding at June 30, 2013	7,792	$37.21	5.8	$46,317

Exercisable at June 30, 2013	5,288	$33.02	4.4	$53,565

The weighted-average grant-date estimated fair value per share of options granted during fiscal years 2013, 2012 and 2011 was $16.66, $17.67 and $17.19, respectively. The total intrinsic value, which is the difference between the exercise price and the market price on the date of exercise, of options exercised during fiscal years 2013, 2012 and 2011 was approximately $13.7 million, $24.3 million and $34.9 million, respectively.

As of June 30, 2013, there were approximately $30.1 million (net of estimated forfeitures) in non-cash share-based compensation costs related to non-vested options that are expected to be recognized in the Company’s consolidated statements of operations over a weighted-average period of 1.89 years.

Cash received from options exercised during fiscal years 2013, 2012 and 2011 was approximately $9.1 million, $14.9 million and $28.1 million, respectively.

4.	Acquisitions:

FY 2012:

On May 31, 2012, the Company acquired all of the outstanding shares of capital stock of Torex Retail Holdings Limited (“Torex”) for a purchase price of approximately £119.9 million (approximately $184.7 million at the May 31, 2012 exchange rate). Headquartered in Dunstable, England, Torex was a provider of point-of-sale systems and back office products for retailers, gas stations, convenience stores, pubs and restaurants in the United Kingdom and Europe. The Company, through one of its subsidiaries, also purchased certain assets of Torex located in the U.S. for a purchase price of £2.5 million (approximately $3.9 million). These amounts excluded cash acquired of approximately £5.8 million (approximately $8.9 million). The Company also assumed third party debt valued at £45.2 million (approximately $69.6 million), which was immediately repaid as part of the acquisition. Of the purchase price, £19.4 million (approximately $29.9 million) was paid into escrow upon closing to provide for payment of post-closing indemnification obligations of the Torex selling stockholders, if any. In June 2013, per the terms of the stock purchase agreement, approximately £10.4 million was released from escrow. As of June 30, 2013, approximately £9.0 million (approximately $13.7 million at June 30, 2013 exchange rate) was held in escrow, and the escrowed amounts will be substantially released over the next year, subject to indemnification claims, if any. The Company entered into this transaction to increase its presence in the Europe retail market and to reduce costs through economies of scale and synergies.

The following table summarizes the consideration paid for Torex, the amounts of the assets acquired and liabilities assumed as initially recognized, and the useful lives of identifiable intangible assets as of the date of the Torex acquisition (in thousands):

Consideration:
Cash (net of cash acquired)	$188,579
Debt assumed	69,613
Fair value of total cash consideration transferred	$258,192
Acquisition-related costs	$1,580

Initially recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$48,658
Property, plant and equipment	3,654
Net deferred income taxes - noncurrent	31,899
Intangible assets	30,735
Purchased software technology	15,899
Other assets	183
Current liabilities	(72,984)
Net deferred income tax liabilities - noncurrent	(1,402)
Other noncurrent liabilities	(1,620)
Total identifiable net assets	55,022
Goodwill	203,170
Fair value of total consideration transferred	$258,192

Initially recognized fair value of intangible assets subject to amortization		Useful Life (in years)
Customer lists	$28,223	10
Software license technology (recorded as purchased software costs)	15,899	1 – 7
Service revenue backlog	2,326	1
Other technology	602	3
Fair value of intangible assets subject to amortization	$47,050

During fiscal year 2013, the Company finalized its purchase price allocation and also received from the seller approximately $1.5 million of proceeds related to settlement of a working capital adjustment. These immaterial allocation adjustments primarily resulted in an increase in intangible assets of approximately $2.5 million, a decrease in goodwill of approximately $7.8 million, a decrease in current liabilities of approximately $3.8 million and an increase in deferred taxes of approximately $0.7 million. Substantially all of the goodwill of approximately $196.2 million (after recording the allocation adjustments and reflecting foreign currency translation) recorded in connection with the acquisition was included in the International segment and primarily reflects the anticipated synergies and economies of scale arising from the combination of the Company and Torex operations. None of the goodwill recognized is expected to be deductible for income tax purposes. See Note 9 “Goodwill.”

The pro forma consolidated revenue for the fiscal years ended June 30, 2012 and 2011, assuming the date of the Torex acquisition was July 1, 2010, was approximately as follows:

(in thousands)	Revenue (unaudited)
Fiscal year 2012 supplemental pro forma from 7/1/2011 – 6/30/2012	$1,291,343
Fiscal year 2011 supplemental pro forma from 7/1/2010 – 6/30/2011	1,214,008

For fiscal years 2012 and 2011, the pro forma net income including the effect of Torex was immaterial to the Company’s consolidated net income, that is, the differences between pro forma net income (including Torex) and historical net income would not have been material. The above unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor do they indicate the results of operations in the future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, potential cost savings from synergies nor does it consider any potential impacts of current market conditions on revenues or other factors.

FY 2011:

During the fiscal year ended June 30, 2011, the Company acquired stock in three companies for an aggregate total cash purchase price of approximately $19.9 million, net of cash acquired. In addition, the sellers of two of the companies could have received an aggregate additional approximately $2.1 million contingent payments upon achievement of certain specified financial targets during designated time periods. Approximately $1.5 million of the $2.1 million contingent payments was included in the fair value of the consideration for the acquisitions, based on the $1.5 million fair value of these contingent obligations at the time of the acquisitions. Because the sellers ultimately earned less than $0.1 million, approximately $1.4 million difference was recognized as a reduction to selling, general and administrative expenses during the fiscal year ended June 30, 2013. In connection with the acquisitions described above, the Company had recorded aggregate goodwill of approximately $19.0 million and other intangible assets of approximately $4.8 million, principally comprised of customer relationships and developed technology which will be amortized over 2 to 10 years.

As of June 30, 2013, approximately $0.5 million of the aggregate total purchase price was retained by the Company, to be used to satisfy specified claims made by the Company against the sellers.

5.	Inventory:

The following table provides information on the components of inventory:

	As of June 30,
(in thousands)	2013	2012
Raw materials	$1,065	$1,427
Finished goods	48,208	42,851
Total inventory	$49,273	$44,278

6.	Property, plant and equipment:

The following table provides information on the components of property, plant and equipment:

	As of June 30,
(in thousands, except for number of years)	2013	2012	Useful Life (in years)
Leasehold improvements	$14,864	$14,199	Shorter of useful life or lease term
Machinery and equipment	14,362	13,820	3-10
Furniture and fixtures	21,711	20,980	5-10
Computer hardware and software	107,641	90,163	3-7
Total property, plant and equipment	158,578	139,162
Accumulated depreciation and amortization	(114,451)	(103,727)
Net property, plant and equipment	$44,127	$35,435

Depreciation expense for fiscal years 2013, 2012 and 2011 was approximately $13.2 million, $11.0 million and $11.5 million, respectively.

7.	Line of credit:

The Company has two credit agreements (the “Credit Agreements”) that in the aggregate provide a $50.0 million multi-currency committed line of credit. The lenders under the Credit Agreements are Bank of America, N.A., Wells Fargo N.A. and US Bank N.A. (“Lenders”). The international facility is secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility is secured by 100% of the capital stock of the Company’s major U.S. subsidiaries as well as inventory and receivables located in the U.S.

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

Subsequent to the end of fiscal year 2013, the Credit Agreements were amended to extend their expiration date until September 30, 2013.

As of June 30, 2013, the Company had approximately $1.8 million outstanding under the Credit Agreements and had applied approximately $0.6 million to guarantees. A total of approximately $47.6 million was available for future borrowings as of June 30, 2013.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.3 million at the June 30, 2013 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of June 30, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.5 million at the June 30, 2013 exchange rate) of the credit facility has been used for guarantees.

As of June 30, 2013, the Company had approximately $48.4 million borrowing capacity available under all of the credit facilities described above.

8.	Accrued expenses and other current liabilities:

The components of accrued expenses and other current liabilities are as follows:

	As of June 30,
(in thousands)	2013	2012
Compensation, benefits and related taxes	$71,408	$84,497
Deposits received from clients	31,385	25,616
Professional services	14,331	21,405
VAT and sales taxes	14,646	17,210
Product related	7,038	6,447
Customer related	2,673	2,555
Deferred income taxes - current	1,398	2,244
Property related	4,515	5,108
Insurance	703	1,027
Other	7,394	8,105
Total accrued expenses and other current liabilities	$155,491	$174,214

9.	Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill are as follows:

(in thousands)	U.S./Canada	International	Total
Balance, June 30, 2011	$162,720	$79,599	$242,319
Goodwill adjustments for prior years’ acquisitions	(75)	74	(1)
Goodwill on acquisitions:
Torex	3,434	199,736	203,170
Others	1,051	0	1,051
Foreign currency translation	174	(2,596)	(2,422)
Balance, June 30, 2012	167,304	276,813	444,117
Goodwill adjustments for prior years’ acquisitions:
Torex	(47)	(7,775)	(7,822)
Others	117	24	141
Foreign currency translation	(157)	(3,329)	(3,486)
Balance, June 30, 2013	$167,217	$265,733	$432,950

During fiscal year 2013, the Company finalized its purchase price allocation and also received approximately $1.5 million from the seller for working capital adjustments related to Torex. These adjustments resulted in an immaterial decrease in goodwill of approximately $7.8 million.

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of the end of and for fiscal years 2013, 2012 and 2011. Subsequent to the annual impairment analysis date of July 1, 2012, there have been no events or circumstances that would have caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values.

10.	Intangible assets:

Purchased intangible assets are amortized over the estimated useful lives of the respective asset category unless such lives are deemed indefinite. The following table provides information on the Company’s intangible assets:

(in thousands, except for number of years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (in years)
As of June 30, 2013:
Customer lists	$65,735	$(29,884)	$35,851	2 – 10
Product lines	464	(347)	117	3
Trademarks	1,359	(282)	1,077	10 – 25
Finite-lived purchased intangible assets	67,558	(30,513)	37,045
Trademarks	709	0	709
Total intangible assets	$68,267	$(30,513)	$37,754

As of June 30, 2012:
Customer lists	$63,723	$(23,055)	$40,668	2 – 10
Non-compete agreements	427	(390)	37	2
Product lines	469	(286)	183	3
Service revenue backlogs	2,452	(163)	2,289	2 – 5
Trademarks	1,529	(384)	1,145	10 – 25
Finite-lived purchased intangible assets	68,600	(24,278)	44,322
Trademarks	702	0	702
Total intangible assets	$69,302	$(24,278)	$45,024

Certain of the Company’s trademarks are deemed to have indefinite lives and therefore are not amortized. Amortization expense related to finite-lived purchased intangible assets was approximately $9.4 million, $5.2 million and $5.3 million in fiscal years 2013, 2012 and 2011, respectively. During each of fiscal years 2013, 2012 and 2011, the Company recorded approximately $0.7 million, $1.3 million and $1.5 million, respectively, in accelerated amortization expenses related to finite-lived customer related intangible assets due to greater than anticipated attrition of customer relationships.

Subsequent to the annual impairment analysis date of July 1, 2012, there have been not been any events or circumstances that would have caused the Company to determine that it is more likely than not that indefinite-lived trademarks have been impaired.

Estimated amortization expense with respect to intangible assets in future fiscal years ending June 30 is as follows (in thousands):

2014	$5,326
2015	5,241
2016	4,761
2017	4,340
2018	3,865
Later years	13,512
Total	$37,045

11.	Commitments and contingencies:

Leases

The Company and its subsidiaries lease office space under operating leases expiring at various dates through fiscal year 2022 and lease equipment under both operating and capital leases. Rent expense under the operating leases was as follows:

Fiscal Year Ended June 30, (in thousands)	Rent Expense	Sublease Income	Net Rent Expense
2013	$34,601	$(931)	$33,670
2012	$30,990	$(972)	$30,018
2011	$30,039	$(955)	$29,084

As of June 30, 2013, future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Fiscal Year Ended June 30, (in thousands)	Operating Leases	Less Sublease Rentals	Net Operating Leases	Capital Leases
2014	$33,931	$(1,109)	$32,822	$68
2015	26,265	(782)	25,483	31
2016	14,955	0	14,955	16
2017	6,278	0	6,278	16
2018	3,488	0	3,488	16
2019 and thereafter	1,449	0	1,449	15
	$86,366	$(1,891)	$84,475	162
Less: current portion				68
Long-term obligations under capital lease				$94

Legal proceedings

On May 22, 2008, a jury returned verdicts against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. (the “Roth Matter”) and Shenango Systems Solutions v. MICROS Systems, Inc., et al. (the “Shenango Matter”). The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and associates entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and clients without compensation to the plaintiffs. The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. In May 2008, the jury returned verdicts against the Company totaling $7.5 million. Both parties appealed the original verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania reversed and remanded the trial court judgment as to $4.5 million of the award and affirmed the trial court judgment as to the remaining $3.0 million of the award. Following the denial of appeals of the Superior Court decision by the Pennsylvania Supreme Court on April 10, 2012, the Company accrued a charge of $3.0 million in its selling, general and administrative expenses. The matter was subsequently remanded to the Court of Common Pleas (the trial court) for further proceedings consistent with the appellate decisions. On June 7, 2012, the Company paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango Matter and all amounts that were no longer in dispute and that were payable to the plaintiff in the Roth Matter, including as to each payment (i) interest that had accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. Upon the conclusion of the post-appeal proceedings in the trial court, the Court of Common Pleas entered an order reducing the amount of the remaining portion of the judgment in favor of the plaintiff in the Roth Matter from $4.5 million to approximately $2.8 million. The Company has appealed the amended judgment. On July 24, 2013, the parties presented oral arguments on the appeal to the Superior Court. A decision is pending.

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

12.	Shareholders’ equity:

On January 22, 2013, the Company’s Board of Directors authorized the purchase of up to two million shares of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of June 30, 2013, all of the shares authorized to be purchased under the January 2013 authorization have been repurchased.

Additionally, on April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of June 30, 2013, approximately $207.2 million remains available under the April 2013 authorization.

The following table summarizes the cumulative number of shares purchased under the April 2013 and previous purchase authorizations. All of the purchased shares were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2010	12,364	$20.66	$255,464
Fiscal year 2011	708	$47.19	33,403
As of June 30, 2011	13,072	$22.10	288,867
Fiscal year 2012	1,288	$45.96	59,199
As of June 30, 2012	14,360	$24.24	348,066
Fiscal year 2013	4,057	$43.53	176,603
As of June 30, 2013	18,417	$28.49	$524,669

13.	Income taxes:

Income before taxes was taxed as indicated in the following jurisdictions:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
U.S./Canada	$109,131	$124,860	$118,599
International	124,674	112,331	91,013
Total income tax before taxes	$233,805	$237,191	$209,612

The components of income tax expense were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Current:
Federal	$33,032	$46,991	$45,319
State	2,896	4,153	6,099
Foreign	28,732	22,382	22,160
Total current income tax expense	64,660	73,526	73,578
Deferred:
Federal	(688)	(2,650)	(5,603)
State	(60)	(235)	(492)
Foreign	(1,954)	(551)	(2,484)
Total deferred income tax expense	(2,702)	(3,436)	(8,579)
Total income tax expense	$61,958	$70,090	$64,999

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.4	1.6	1.7
Effect of tax rates in foreign jurisdictions	(14.7)	(11.4)	(11.0)
Share-based and other compensation	0.5	1.4	1.4
Non-deferred foreign income	0.2	0.3	0.4
Domestic manufacturing deduction	(1.0)	(1.0)	(1.0)
Valuation allowances	0.5	0.3	1.5
Net uncertain tax positions	0.3	1.4	3.1
Foreign withholding taxes	1.0	0.8	0.7
Non-deductible amortization	1.9	0.0	0.0
Other differences	1.4	1.1	(0.8)
Effective tax rate	26.5%	29.5%	31.0%

The Company’s cumulative unremitted foreign earnings were approximately $864 million, $751 million and $670 million for fiscal years 2013, 2012 and 2011, respectively. The Company currently has no plans to repatriate to the U.S. its cumulative unremitted foreign earnings, as it intends to permanently reinvest such earnings internationally. If the Company changes its strategy in the future and repatriates such funds, the amount of any taxes, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specified period. These tax benefits are not material to the Company’s consolidated financial statements. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
(in thousands)	2013	2012
Deferred tax assets:
Share-based compensation	$25,712	$20,177
Net operating loss carryforwards	60,027	59,034
Accruals	11,571	13,207
Accounts receivable reserves	6,795	7,574
Capital losses	4,008	5,338
Intercompany profit eliminations	3,545	2,962
Deferred revenues and customer deposits	580	673
Inventory	2,760	3,113
Benefit related accruals	2,552	2,330
Other	2,194	3,156
Total deferred tax assets	119,744	117,564

Deferred tax liabilities:
Intangible assets amortization	(28,249)	(26,724)
Capitalized software development costs	(2,365)	(2,748)
Depreciation	(1,246)	(831)
Other	(549)	(1,082)
Total deferred tax liabilities	(32,409)	(31,385)

Valuation allowance:
Capital losses	(4,008)	0
Auction rate securities	0	(5,338)
Net operating losses	(17,734)	(15,619)
Other	(2,939)	(2,690)
Total valuation allowance	(24,681)	(23,647)
Net deferred tax assets	$62,654	$62,532

The tax affected net operating loss carryforwards and related valuation allowance are as follows:

	As of June 30,
(in thousands)	2013	2012
Net operating loss carryforwards:
U.S./Canada	$2,861	$3,958
International	57,166	55,076
Total net operating loss carryforwards	60,027	59,034
Net operating loss carryforward valuation allowance:
U.S./Canada	(42)	(939)
International	(17,692)	(14,680)
Total net operating loss carryforward valuation allowance	(17,734)	(15,619)
Net operating loss carryforwards, net of valuation allowance	$42,293	$43,415

The Company is profitable on a consolidated basis. However, it has incurred losses in certain jurisdictions. A valuation allowance has been provided at June 30, 2013 and 2012 to offset the related deferred tax assets in these jurisdictions due to uncertainty of realizing the benefit of the net operating loss carryforwards and other deferred tax assets.

The Company’s net operating loss carryforwards and tax credit carryforwards as of June 30, 2013 expire as follows:

	Expires in Fiscal Year Ending June 30,
(in thousands)	2014	2015	Thereafter	No Expiration	Total
U.S./Canada:
Net operating loss carryforwards	$0	$0	$2,861	$0	$2,861
Valuation allowances	0	0	(42)	0	(42)
Total U.S.	0	0	2,819	0	2,819
International:
Net operating loss carryforwards	0	0	2,518	54,648	57,166
Valuation allowances	0	0	(2,398)	(15,294)	(17,692)
Total International	0	0	120	39,354	39,474
Net operating loss carryforwards,
net of valuation allowances	$0	$0	$2,939	$39,354	$42,293

In the ordinary course of the Company’s business, transactions occur for which the ultimate tax outcome may be uncertain. Under applicable accounting guidance, the Company is unable to recognize the effects of a tax position in its financial statements unless the position satisfies a minimum recognition threshold mandated by the guidance. The Company’s net unrecognized income tax benefits were approximately $35.1 million and $34.7 million, including interest and penalties of approximately $2.7 million and $3.2 million, at June 30, 2013 and 2012, respectively. The Company has recognized approximately $0.5 million of interest benefit and approximately $0.6 million of interest expense for the fiscal years ending June 30, 2013 and 2012, respectively. The interest and penalties related to unrecognized income tax benefits are classified as a component of income tax expense. Components of the previously unrecognized income tax benefits were recorded as non-current to the extent that the Company does not anticipate making a payment within 12 months of the balance sheet date. To the extent ultimately recognized, the previously unrecognized income tax benefit would be recognized as a reduction of income tax expense, impacting the effective income tax rate. The Company has recognized a net increase in income tax expenses with respect to previously unrecognized tax benefits, including interest and penalties for the fiscal year ended June 30, 2013, which includes a reduction in the effective tax rate of 4.5% and income tax expense by approximately $10.6 million, primarily due to settlements with tax authorities and the expiration of statutes of limitations.

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

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2010, the German tax authorities for tax years ending before June 2006 and the Irish tax authorities for tax years ending before June 2009. Certain periods prior to these dates, however, could typically be subject to adjustment due to the impact of items such as competent authority or carryback or carryforward claims.

The Company estimates that within the next 12 months, it will decrease unrecognized income tax benefits, including interest and penalties by between approximately $2.8 million to $4.8 million due to the expiration of statutes of limitations and settlement of issues with tax authorities, which would increase earnings as a result of a reduction in tax expense. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company will continue to generate liabilities for uncertain tax positions. The statute of limitations associated with our significant tax jurisdictions generally expires with respect to a particular tax year in the Company’s third fiscal quarter.

The significant components of the Company’s gross unrecognized tax benefits are as follows:

	As of June 30,
(in thousands)	2013	2012
Balance, beginning of year	$32,079	$30,013
Current year uncertain tax positions:
Gross increases	9,404	8,183
Prior year uncertain tax positions:
Gross increases	1,025	229
Gross decreases	(471)	(1,337)
Settlements with tax authorities	(5,993)	0
Expiration of statute of limitations	(2,973)	(5,009)
Balance, end of year	$33,071	$32,079

14.	Other income (expense), net:

The following table provides information regarding the components of other income (expense):

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Credit based impairment losses on investments	$(600)	$(4,000)	$(4,293)
Gain on sale of auction rate securities	4,094	0	0
Foreign exchange (loss) gain, net	(1,351)	(661)	(1,317)
Other income, net	394	544	100
Total other income (expense), net	$2,537	$(4,117)	$(5,510)

15.	Employee benefit plans:

Defined contribution plans

The Company sponsors an employee savings plan (the “Plan”), which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time and part-time associates in the U.S. and enables associates to voluntarily defer their eligible compensation through contributions to the Plan, up to the maximum amount per year permitted under the Internal Revenue Code. The Company matches 50% of the first 5% in eligible compensation deferred by each participating employee.

During fiscal years 2013, 2012 and 2011, the Company’s matching contributions to the Plan were approximately $2.2 million, $2.1 million and $2.2 million, respectively. The Company does not have any material obligations to past or present associates related to postemployment benefits under the Plan.

Defined benefit planS

The Company’s Supplemental Executive Retirement Plan (“SERP”) provides designated officers and executives of the Company or their designated beneficiaries with benefits upon retirement or death. The Company funds the benefits under the SERP with corporate owned life insurance policies held by a segregated trust (known as a “Rabbi Trust”), whose assets are subject to the claims of creditors of the Company. As of June 30, 2013, there are three participants, all of whom are all fully vested. The Company also sponsors a similar plan related to its acquisition of Torex. As of June 30, 2013 and 2012, total accumulated benefit obligations of approximately $7.5 million and $6.8 million, respectively, were included in Other Non-Current Liabilities on the consolidated balance sheets.

In addition, the Company sponsors pension plans as a result of its acquisition of Torex (the “Former Torex Plans”). The following tables provide information regarding the Former Torex Plans for the fiscal years ended June 30, 2013 and 2012 (in thousands):

	Fiscal Year Ended June 30,
	2013	2012
Change in Projected Benefit Obligation (“PBO”):
PBO at the beginning of year	$40,546	$0
Acquired PBO – Torex	0	40,409
Interest cost	1,715	184
Service cost	29	29
Benefit payments	(1,331)	(184)
Actuarial (gain) loss	(1,248)	108
Foreign currency translation gain	(1,259)	0
PBO at the end of year	$38,452	$40,546

Fair Value of Plan Assets:
Fair value at the beginning of year	$40,179	$0
Acquired fair value of plan assets - Torex	0	40,160
Return on assets	1,489	134
Company contributions	291	63
Benefit payments	(1,331)	(153)
Actuarial (loss) gain	(72)	(25)
Foreign currency translation loss	(1,251)	0
Fair value at the end of year	$39,305	$40,179

Funded Status of the Plan:
Funded (unfunded) status of PBO	$853	$(388)
Unrecognized prior service cost	N/A	N/A
Unrecognized net actuarial (gain) losses	N/A	N/A
Prepaid (accrued) benefit cost	$853	$(388)

Accumulated prepaid benefit (obligation)	$853	$(388)

Amount recognized in the consolidated balance sheet:
Other assets (non-current)	$879	$0
Other non-current liabilities	(26)	(388)
Prepaid (accrued) benefit cost	$853	$(388)
Assumptions used to measure benefit obligation at June 30, 2013 and 2012:
Discount rate	3.9% - 4.7%	2.2% - 4.5%
Return on plan assets	4.0% - 4.6%	3.7% - 4.3%

Plan Assets by asset category as of June 30, 2013:
Bonds	60%
Government debt securities	21%
Equities	17%
Cash and other	2%
Total fair value of plan assets	100%

The total periodic pension costs for the fiscal years ended June 30, 2013 and 2012 for the Former Torex Plans were immaterial.

As of June 30, 2013, the projected benefit payments to be paid from the Company’s defined benefit plans are as follows for the fiscal years ending June 30 (in thousands):

2014	$2,586
2015	2,824
2016	2,321
2017	2,599
2018	2,704
2019 – 2023	12,771

16.	Segment Information:

The Company is organized and operates in four operating segments: U.S./Canada, EAME (Europe, Africa and Middle East), the Pacific Rim, and Latin America regions. The Company has identified U.S./Canada as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, international, as the three international operating segments share many similar economical characteristics. Management views the U.S./Canada and international segments separately in operating its business, although the products and services are similar for each segment. The Company is in the process of integrating the Torex businesses substantially into its International segment based on the physical locations of its operations. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

Historically, all of the Company’s new business acquisitions have been incorporated into the existing operating segments, based on their respective geographical locations, and are subsequently operated and managed as part of that operating segment.

A summary of certain financial information regarding the Company’s reportable segments is as follows:

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
Revenues (1):
U.S./Canada	$546,878	$565,731	$541,272
International	772,084	589,850	511,883
Intersegment eliminations (2)	(50,877)	(48,050)	(45,296)
Total revenues	$1,268,085	$1,107,531	$1,007,859

Income before taxes (1):
U.S./Canada	$128,232	$136,485	$130,254
International	142,785	136,355	112,043
Intersegment eliminations (2)	(37,212)	(35,649)	(32,685)
Total income before taxes	$233,805	$237,191	$209,612

Capital expenditures (3):
U.S./Canada	$12,750	$7,628	$5,333
International	10,532	9,840	5,373
Total capital expenditures	$23,282	$17,468	$10,706

Depreciation and amortization (3):
U.S./Canada	$9,877	$10,104	$11,129
International	12,696	6,073	5,661
Total depreciation and amortization	$22,573	$16,177	$16,790

	As of June 30,
(in thousands)	2013	2012
Identifiable assets (3):
U.S./Canada	$664,607	$724,902
International	924,431	841,118
Total identifiable assets	$1,589,038	$1,566,020

Goodwill (3):
U.S./Canada	$167,217	$167,304
International	265,733	276,813
Total goodwill	$432,950	$444,117

(1)	Amounts based on the location of the selling entity.

(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.

(3)	Amounts based on the physical location of the asset.

The Company’s products are distributed in the U.S./Canada and internationally, primarily in EAME, the Pacific Rim, and Latin America through its subsidiaries, independent dealers/distributors and Company-owned sales and service offices. The Company’s principal customers are lodging, food service-related businesses, specialty retail, and entertainment venues. No single customer accounts for 10% or more of the Company’s consolidated revenues.

Revenues from unaffiliated customers by geographic location are as follows (amounts are net of intersegment eliminations, based on location of the customer):

	Fiscal Year Ended June 30,
(in thousands)	2013	2012	2011
U.S./Canada	$497,981	$521,275	$471,865
International	770,104	586,256	535,994
Total revenue	$1,268,085	$1,107,531	$1,007,859

Except for the U.K., no single foreign country accounted for more than 10% of the Company’s revenue during the fiscal years ended June 30, 2013, 2012, and 2011. The Company’s U.K. revenues were approximately $175.9 million, $89.7 million and $70.4 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The increase in fiscal year 2013 revenue for the U.K. was primarily due to additional revenue generated by the acquired Torex businesses.

Long-lived assets (property, plant, and equipment) organized by geographic locations are as follows:

	As of June 30,
(in thousands)	2013	2012
U.S./Canada	$18,852	$13,174
International	25,275	22,261
Total long-lived assets	$44,127	$35,435

Foreign countries with material long-lived assets (property, plant, and equipment) are as follows:

	As of June 30,
(in thousands)	2013	2012
Ireland	$12,541	$10,089
U.K.	3,145	3,789

There were no other individual foreign countries in which the Company has material long-lived assets. The above chart does not include intangible assets.

17.	quarterly financial information (unaudited):

Quarterly financial information is as follows:

	Fiscal Year 2013 (1), (2), (3),(4),(5)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$299,851	$324,520	$315,105	$328,609
Gross margin	153,260	172,119	165,488	173,025
Income from operations	53,187	61,591	58,151	54,080
Net income attributable to MICROS Systems, Inc.	41,064	44,086	44,264	42,005
Income from operations per common share:
Basic	$0.66	$0.77	$0.74	$0.69
Diluted	0.65	0.76	0.72	0.68
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.51	$0.55	$0.56	$0.54
Diluted	0.50	0.54	0.55	0.53
Stock Prices (range of sales prices):
High	$53.21	$49.95	$48.20	$46.09
Low	46.00	39.31	41.00	40.25

	Fiscal Year 2012 (1), (2), (4),(5)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$256,558	$270,403	$278,044	$302,526
Gross margin	144,416	152,321	152,535	165,338
Income from operations	53,435	54,245	55,947	70,894
Net income attributable to MICROS Systems, Inc.	37,232	38,285	43,247	48,218
Income from operations per common share:
Basic	$0.66	$0.68	$0.70	$0.88
Diluted	0.65	0.66	0.68	0.86
Net income per share attributable to MICROS Systems, Inc. common shareholders:
Basic	$0.46	$0.48	$0.54	$0.60
Diluted	0.45	0.47	0.53	0.59
Stock Prices (range of sales prices):
High	$52.24	$52.74	$55.76	$58.49
Low	38.38	41.11	46.63	48.11

(1)	Fiscal years ended June 30, 2013 and 2012 include approximately $21.1 million ($14.4 million, net of tax, or $0.18 per diluted share) and $16.5 million ($11.3 million, net of tax, or $0.14 per diluted share), respectively, in non-cash share-based compensation expenses. See Note 3 “Share-based Compensation.” Fiscal years 2013 and 2012 also include other-than-temporary impairment losses of approximately $0.6 million and $4.0 million, respectively, for auction rate securities. Fiscal year 2013 also include gain of approximately $4.1 million from sales of auction rate securities. See Note 2 “Financial Instruments and Fair Value Measurements.”

(2)	Fiscal years 2013 and 2012 include approximately $4.1 million and $0.5 million, respectively, in gains from sales of our investments in auction rate securities.

(3)	Fiscal year 2013 includes $2.0 million in an insurance settlement related to a fraud that occurred in Japan during fiscal year 2010.

(4)	The sum of quarterly amounts does not equal the sum of as reported amounts for the respective fiscal years due to rounding differences.

(5)	The results include activities from the acquisition of Torex which occurred on May 31, 2012.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description (in thousands)	Balance at beginning of period	Charged To expense	Deductions (1)	Other (2)	Balance at end of period
Year ended June 30, 2013:
Allowance for doubtful accounts	$31,753	$3,563	$(4,962)	$64	$30,418
Income taxes - valuation allowance	23,647	(3,367)	0	4,401	24,681

Year ended June 30, 2012:
Allowance for doubtful accounts	$32,282	$7,137	$(5,285)	$(2,381)	$31,753
Income taxes - valuation allowance	17,500	782	0	5,365	23,647

Year ended June 30, 2011:
Allowance for doubtful accounts	$28,392	$6,168	$(4,972)	$2,694	$32,282
Income taxes - valuation allowance	11,596	3,085	0	2,819	17,500

(1)	Charge offs, net of recoveries.

(2)	Primarily related to foreign currency translation. For income taxes valuation allowance, also related to purchase accounting adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2013	/s/ Peter A. Altabef
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Name	Title

/s/A. L. Giannopoulos	Chairman	August 22, 2013
A. L. Giannopoulos

/s/Peter A. Altabef	Director and President, Chief Executive Officer	August 22, 2013
Peter A. Altabef

/s/Louis M. Brown, Jr.	Director and Vice Chairman of the Board	August 22, 2013
Louis M. Brown, Jr.

/s/B. Gary Dando	Director	August 22, 2013
B. Gary Dando

/s/F. Suzanne Jenniches	Director	August 22, 2013
F. Suzanne Jenniches

/s/John G. Puente	Director	August 22, 2013
John G. Puente

/s/Cynthia A. Russo	Executive Vice President and Chief Financial Officer	August 22, 2013
Cynthia A. Russo

/s/Michael P. Russo	Vice President and Corporate Controller and, Principal Accounting Officer	August 22, 2013
Michael P. Russo

/s/Dwight S. Taylor	Director	August 22, 2013
Dwight S. Taylor

EXHIBIT INDEX

(a) Exhibits, Financial Statement Schedule:

(1) Financial Statements – See the Index to Consolidated Financial Statements on page 51

(2) Schedule II – See the Index to Consolidated Financial Statements on page 51

(3) Exhibits:

3(i)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1990.
3(i)(a)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997.
3(i)(b)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998.
3(i)(c)	Amendment to Articles of Incorporation is incorporated herein by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on November 16, 2007.
3(ii)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(a)	MICROS Systems, Inc. 1991 Stock Option Plan as amended, is incorporated herein by reference to Exhibit A to the Proxy Statement of the Company for the 2011 Annual Meeting of Shareholders
10(b)	Employment Agreement dated June 1, 1995 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10e to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.
10(b)(1)	First Amendment to Employment Agreement dated February 6, 1997 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1996.
10(b)(2)	Second Amendment to Employment Agreement dated February 1, 1998 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 1997.
10(b)(3)	Third Amendment to Employment Agreement dated September 8, 1999 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10g to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.
10(b)(4)	Fourth Amendment to Employment Agreement dated November 19, 2001 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001.
10(b)(5)	Fifth Amendment to Employment Agreement dated November 15, 2002 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2002.
10(b)(6)	Sixth Amendment to Employment Agreement dated January 28, 2004 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2003.
10(b)(7)	Seventh Amendment to Employment Agreement dated August 9, 2005 between MICROS Systems, Inc. and A. L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on August 11, 2005.
10(b)(8)	Eighth Amendment to Employment Agreement dated June 6, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 8, 2006.
10(b)(9)	Ninth Amendment to Employment Agreement dated November 17, 2006, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.
10(b)(10)	Tenth Amendment to Employment Agreement dated June 12, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 13, 2008.
10(b)(11)	Eleventh Amendment to Employment Agreement dated November 21, 2008, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2008.
10(b)(12)	Twelfth Amendment to Employment Agreement dated August 27, 2010, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2010.

10(b)(13)	Thirteenth Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and A.L. Giannopoulos is incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.
10(c)	Employment Agreement dated December 3, 2012 between MICROS Systems, Inc. and Peter A. Altabef is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2012.
10(d)	Employment Agreement dated May 28, 1997 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.
10(d)(1)	First Amendment to Employment Agreement dated October 1, 1998 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10(c)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(d)(2)	Second Amendment to Employment Agreement dated November 17, 2006 between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 21, 2006.
10(d)(3)	Third Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and Thomas L. Patz is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.
10(e)	Employment Agreement dated November 19, 2005, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
10(e)(1)	First Amendment to Employment Agreement dated January 25, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on January 27, 2011.
10(e)(2)	Second Amendment to Employment Agreement dated November 7, 2011, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed on November 7, 2011.
10(e)(3)	Third Amendment to Employment Agreement dated December 3, 2012, between MICROS Systems, Inc. and Jennifer Kurdle is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2012.
10(f)	Restated Supplemental Executive Retirement Plan, as approved by the Board of Directors on
April 27, 2005, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10(g)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC, MICROS-Fidelio Worldwide, Inc., and JTECH Communications, Inc. as Borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and Wachovia Bank, N.A., and US Bank, N.A., and Banc of America Securities LLC, as sole lead arranger and book manager, is incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10(g)(1)	First Amendment to Credit Agreements, dated December 11, 2008 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, MICROS Fidelio Nevada, LLC, MSI Delaware, LLC,, MICROS-Fidelio Worldwide, Inc., JTECH Communications, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wachovia Bank, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2008.
10(g)(2)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS Systems, Inc. DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC (now named MICROS eCommerce LLC), Fry, Inc., JTECH Communications, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders is incorporated herein by reference to Exhibit 10(g)(2) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(g)(3)	Third Amendment to Credit Agreements, dated July 30, 2013, among MICROS Systems, Inc., DV Technology Holdings Corporation, Datavantage Corporation, TIG Global LLC (now named MICROS eCommerce LLC), Fry, Inc., JTECH Communications, Inc., and MICROS-Fidelio Worldwide, Inc., MICROS-Fidelio (Ireland) Ltd. as Guarantor, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., Wells Fargo, N.A., and U.S. Bank, N.A., as Lenders (attached hereto as Exhibit 10.1)

10(h)	Amended and Restated Credit Agreement, effective as of July 29, 2005, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., Fidelio Nordic Norway A/S, Fidelio Nordic Oy, Fidelio Nordic Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wachovia Bank N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10(h)(1)	Second Amendment to Credit Agreements, dated July 30, 2010 among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A., and Banc of America Securities LLC, as sole lead arranger and book manager is incorporated herein by reference to Exhibit 10(h)(1) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
10(h)(2)	Third Amendment to Credit Agreements, dated July 30, 2013, among MICROS-Fidelio (Ireland) Ltd., MICROS-Fidelio Systems (U.K.) Ltd., MICROS-Fidelio España S.L., MICROS-Fidelio (Canada), Ltd., MICROS-Fidelio Brazil, Ltda., MICROS-Fidelio France S.A.S., Hospitality Technologies, S.A., MICROS-Fidelio Mexico S.A. de C.V., MICROS Systems Holding GmbH, MICROS-Fidelio GmbH, MICROS-Fidelio Software Portugal Unipessoal Lda, MICROS-Fidelio (Thailand) Co., Ltd., MICROS-Fidelio Singapore Pte Ltd., MICROS-Fidelio Software (Philippines), Inc., MICROS-Fidelio Japan Ltd., MICROS-Fidelio Australia Pty. Ltd., MICROS-Fidelio Hong Kong, Ltd., MICROS-Fidelio Norway A/S, MICROS-Fidelio Finland Oy, MICROS-Fidelio Sverige, A.B., Hotelbk, A.B., as Borrower, Bank Of America, N.A., as Administrative Agent, swing line lender, and L/C issuer, and Wells Fargo N.A. and US Bank N.A. (attached hereto as Exhibit 10.2).
10(i)	Lease Agreement by and between Orix Columbia, Inc. and MICROS Systems, Inc., dated August 17, 1998, with respect to the Company’s corporate headquarters located at 7031 Columbia Gateway Dr., Columbia MD 21046-2289, as amended by a First Amendment to Lease, dated October 27, 1999, a Second Amendment to Lease, dated December 26, 2001, and a Third Amendment to Lease, dated March 1, 2006 and by and between MICROS Systems, Inc. and Columbia Gateway Office Corporation as successor in interest to Orix Columbia, Inc. is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009.
10(j)	Manufacturing Agreement, by and between MICROS Systems, Inc., and GES Singapore Pte Ltd. (now known as Venture Group of Singapore), with an effective date of November 6, 2002 (incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009)
10(k)	Stock Purchase Agreement, by and between MICROS Systems, Inc., Torex Retail Holdings Limited, the stockholders and optionholders of Torex, and MF UK FC Limited (a wholly-owned subsidiary of MICROS Systems, Inc.) entered into by the parties on April 26, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 5, 2012).
14	Code of Ethics and Business Practices is incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.
21	Subsidiaries of the Company (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

