Form 10-Q
period 2013-09-30
MICROS SYSTEMS INC
filed 2013-10-24
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
Commission file number 0-9993

MICROS SYSTEMS, INC.
______________________________________________________________________
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

YES ☐                NO ☑

As of September 30, 2013, there were issued and outstanding 75,283,387 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three months ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value data)

	September 30, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$439,933	$486,023
Short-term investments	155,626	148,046
Accounts receivable, net of allowance for doubtful accounts of $30,927 at September 30, 2013 and $30,418 at June 30, 2013	232,281	228,455
Inventory	54,297	49,273
Income taxes receivable	11,939	12,771
Deferred income taxes	15,315	15,022
Prepaid expenses and other current assets	58,772	44,648
Total current assets	968,163	984,238

Property, plant and equipment, net	51,729	44,127
Deferred income taxes, non-current	48,041	50,186
Goodwill	447,709	432,950
Intangible assets, net	38,151	37,754
Purchased and internally developed software costs, net of accumulated amortization of $96,724 at September 30, 2013 and $93,307 at June 30, 2013	34,325	32,543
Other assets	7,488	7,240
Total assets	$1,595,606	$1,589,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$—	$1,757
Accounts payable	71,479	73,099
Accrued expenses and other current liabilities	150,750	155,491
Income taxes payable	12,009	11,002
Deferred revenue	203,366	177,236
Total current liabilities	437,604	418,585

Income taxes payable, non-current	38,052	35,019
Deferred income taxes, non-current	1,186	1,157
Other non-current liabilities	16,004	16,007
Total liabilities	492,846	470,768

Commitments and contingencies (Note 12)

Equity:
MICROS Systems, Inc. Stockholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 75,283 at September 30, 2013 and 76,732 at June 30, 2013	1,882	1,918
Retained earnings	1,093,614	1,136,763
Accumulated other comprehensive income (loss)	3,903	(23,625)
Total MICROS Systems, Inc. stockholders' equity	1,099,399	1,115,056
Noncontrolling interest	3,361	3,214
Total equity	1,102,760	1,118,270
Total liabilities and equity	$1,595,606	$1,589,038
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Revenue:
Hardware	$66,532	$63,759
Software	34,361	30,778
Services	213,822	205,314
Total revenue	314,715	299,851

Cost of sales:
Hardware	43,247	43,057
Software	5,401	5,365
Services	103,739	98,169
Total cost of sales	152,387	146,591

Gross margin	162,328	153,260

Selling, general and administrative expenses	85,446	77,745
Research and development expenses	19,365	16,803
Depreciation and amortization	5,169	5,525
Total operating expenses	109,980	100,073

Income from operations	52,348	53,187

Non-operating income (expense):
Interest income	987	1,347
Interest expense	(998)	(171)
Other income, net	490	(329)
Total non-operating income, net	479	847

Income before taxes	52,827	54,034
Income tax provision	20,496	12,968
Net income	32,331	41,066
Less: net income attributable to noncontrolling interest	(60)	(2)
Net income attributable to MICROS Systems, Inc.	$32,271	$41,064

Net income per share attributable to MICROS Systems, Inc. common stockholders:
Basic	$0.42	$0.51
Diluted	$0.42	$0.50

Weighted-average number of shares outstanding:
Basic	76,103	80,223
Diluted	77,712	81,969
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2013	2012
Net income	$32,331	$41,066
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $0	27,586	14,874
Change in unrealized losses on long-term investments, net of tax benefits $1	—	(2)
Change in unrealized gains related to pension plans, net of taxes of $9	29	—
Total other comprehensive income, net of taxes	27,615	14,872

Comprehensive income	59,946	55,938
Comprehensive income attributable to noncontrolling interest	(147)	(50)

Comprehensive income attributable to MICROS Systems, Inc.	$59,799	$55,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$32,331	$41,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,169	5,525
Share-based compensation	4,990	4,210
Amortization of capitalized software	1,517	972
Provision for losses on accounts receivable	600	1,306
Litigation reserve, including interest expense	3,700	—
Net gains on disposal of property, plant and equipment	—	(41)
Changes in operating assets and liabilities (net of impact of acquisitions):
Decrease (increase) in accounts receivable	144	(5,957)
Increase in inventory	(4,082)	(3,828)
Increase in prepaid expenses and other assets	(12,851)	(9,033)
Decrease in accounts payable	(2,803)	(7,327)
Decrease in accrued expenses and other current liabilities	(10,074)	(30,379)
Increase (decrease) in income tax assets and liabilities	7,863	(8,954)
Increase in deferred revenue	22,503	18,462
Net cash flows provided by operating activities	49,007	6,022

Cash flows from investing activities:
Proceeds from maturities of investments	39,369	16,553
Purchases of investments	(46,375)	(4,029)
Purchases of property, plant and equipment	(10,968)	(3,796)
Internally developed software costs	(2,028)	(850)
Other	—	(86)
Net cash flows (used in) provided by investing activities	(20,002)	7,792

Cash flows from financing activities:
Repurchases of common stock	(91,603)	(13,165)
Proceeds from stock option exercises	10,137	4,364
Principal payments on lines of credit	(1,795)	—
Realized tax benefits from stock option exercises	886	1,370
Other	(33)	(26)
Net cash flows used in financing activities	(82,408)	(7,457)

Effect of exchange rate changes on cash and cash equivalents	7,313	4,885

Net (decrease) increase in cash and cash equivalents	(46,090)	11,242

Cash and cash equivalents at beginning of period	486,023	562,786
Cash and cash equivalents at end of period	$439,933	$574,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Stockholders
			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total
	Common Stock
	Shares	Amount
Balance, June 30, 2013	76,732	$1,918	$1,136,763	$(23,625)	$3,214	$1,118,270
Net income	—	—	32,271	—	60	32,331
Foreign currency translation adjustments, net of tax of $0	—	—	—	27,499	87	27,586
Change in unrealized gains related to pension plans, net of taxes of $9	—	—	—	29	—	29
Share-based compensation	—	—	4,990	—	—	4,990
Stock issued upon exercise of options	401	10	10,127	—	—	10,137
Repurchases of stock	(1,850)	(46)	(91,557)	—	—	(91,603)
Income tax benefit from options exercised	—	—	1,020	—	—	1,020
Balance, September 30, 2013	75,283	$1,882	$1,093,614	$3,903	$3,361	$1,102,760

	MICROS Systems, Inc. Stockholders
	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest
	Shares	Amount					Total
Balance, June 30, 2012	80,309	$2,008	$107,662	$1,000,822	$(17,847)	$3,486	$1,096,131
Net income	—	—	—	41,064	—	2	41,066
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	14,826	48	14,874
Changes in unrealized losses on long-term investments, net of tax benefits of $1	—	—	—	—	(2)	—	(2)
Share-based compensation	—	—	4,210	—	—	—	4,210
Stock issued upon exercise of options	201	5	4,359	—	—	—	4,364
Repurchases of stock	(276)	(7)	(13,158)	—	—	—	(13,165)
Income tax benefit from options exercised	—	—	1,407	—	—	—	1,407
Balance, September 30, 2012	80,234	$2,006	$104,480	$1,041,886	$(3,023)	$3,536	$1,148,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY
The following table provides information on the components of inventory:

	As of
(in thousands)	September 30, 2013	June 30, 2013
Raw materials	$1,502	$1,065
Finished goods	52,795	48,208
Total inventory	$54,297	$49,273

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investments consist of the following:

	As of September 30, 2013		As of June 30, 2013
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – U.S.	$76,763	$76,763	$53,862	$53,862
Time deposit - international	43,688	43,688	28,832	28,832
U.S. government debt securities	35,175	35,175	65,352	65,352
Total investments	$155,626	$155,626	$148,046	$148,046

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Total
Balance, September 30, 2013:
Short-term investments:
Time deposit – U.S.	$—	$76,763	$76,763
Time deposit - international	—	43,688	43,688
U.S. government debt securities	35,175	—	35,175
Total investments	$35,175	$120,451	$155,626

Balance, June 30, 2013:
Short-term investments:
Time deposit – U.S.	$—	$53,862	$53,862
Time deposit - international	—	28,832	28,832
U.S. government debt securities	60,352	5,000	65,352
Total investments	$60,352	$87,694	$148,046

At September 30, 2013 and June 30, 2013, the Company’s investments were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the three months ended September 30, 2013 and 2012, the Company did not hold any level 3 investments or recognize any gains or losses on its investments.

4.	GOODWILL AND INTANGIBLE ASSETS
During the three months ended September 30, 2013, the Company determined, based on its assessment of qualitative factors as of July 1, 2013, the date of the annual goodwill impairment test, that none of its reporting units met the “more likely than not” threshold (i.e. it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values) that would require the Company to perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis. For the three months ended September 30, 2013, the increase in goodwill of approximately $14.8 million was due to foreign currency changes.

On July 1, 2013, the Company's annual impairment analysis date, the Company adopted revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. During the three months ended September 30, 2013, the Company determined, based on its assessment of qualitative factors as of July 1, 2013, that its indefinite-lived intangible trademarks did not meet the "more likely than not" threshold requiring that the Company calculate fair value of its indefinite-lived trademarks. Accordingly, the Company did not perform any further analysis.

Subsequent to the annual impairment analysis date of July 1, 2013, there have been no events or circumstances that caused the Company to determine that it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values. Subsequent to July 1, 2013, there have been no events or circumstances that caused the Company to determine that it is more likely than not that its indefinite-lived trademarks have been impaired.

5.	CREDIT AGREEMENTS
The Company had two credit agreements (the “Credit Agreements”) that expired on September 30, 2013. The Credit Agreements provided an aggregate $50.0 million multi-currency committed line of credit. The international facility was secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility was secured by 100% of the capital stock of a number of the Company’s U.S. subsidiaries as well as inventory and receivables located in the U.S.

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

On September 30, 2013, the expiration date of the Credit Agreements, the Company repaid the approximately $1.8 million outstanding under the Credit Agreements.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2013 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of September 30, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.6 million at the September 30, 2013 exchange rate) of the credit facility has been used for guarantees. As of September 30, 2013, the Company had a borrowing capacity of approximately EUR 0.6 million (approximately $0.8 million at the September 30, 2013 exchange rate) available under this credit facility.

6.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,
(in thousands)	2013	2012
Selling, general and administrative	$4,404	$3,700
Research and development	487	437
Cost of sales	99	73
Total non-cash share-based compensation expense	4,990	4,210
Income tax benefit	(1,558)	(1,264)
Total non-cash share-based compensation expense, net of tax benefit	$3,432	$2,946
Impact on diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.04	$0.04

No non-cash share-based compensation expense has been capitalized for the three months ended September 30, 2013 and 2012. As of September 30, 2013, the Company expects to recognize approximately $27.0 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards over a weighted-average period of 1.7 years.

7.	Net income per share attributable to MICROS Systems, Inc. common stockholders
Basic net income per share attributable to MICROS Systems, Inc. common stockholders is computed by dividing net income available to MICROS Systems, Inc. by the weighted-average number of shares outstanding. Diluted net income per share attributable to MICROS Systems, Inc. common stockholders includes additional dilution from shares of common stock issuable upon the exercise of outstanding stock options.

The following table provides a reconciliation of the net income available to MICROS Systems, Inc. to basic and diluted net income per share:

	Three Months Ended September 30,
(in thousands, except per share data)	2013	2012
Net income attributable to MICROS Systems, Inc.	$32,271	$41,064

Weighted-average common shares outstanding	76,103	80,223
Dilutive effect of outstanding stock options	1,609	1,746
Weighted-average common shares outstanding assuming dilution	77,712	81,969

Basic net income per share attributable to MICROS Systems, Inc. common stockholders	$0.42	$0.51
Diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.42	$0.50

Anti-dilutive weighted shares excluded from reconciliation	2,248	1,687

Results for the three months ended September 30, 2013 and 2012 include approximately $5.0 million ($3.4 million, net of tax) and $4.2 million ($2.9 million, net of tax), in non-cash share-based compensation expense, respectively. The non-cash share-based compensation expense reduced diluted net income per share attributable to MICROS Systems, Inc. common stockholders by $0.04 for each of the three months ended September 30, 2013 and 2012, respectively.

8.	INCOME TAXES
The effective tax rate for the three months ended September 30, 2013 and 2012 was 38.8% and 24.0%, respectively. The effective tax rate for the three months ended September 30, 2013 is more than the 35% U.S. statutory federal income tax rate for corporations primarily due to the effects of the reduction in the U.K. tax rate (described below) partially offset by decreases in taxes due to earnings in jurisdictions which have a lower rate than the U.S.

The increase in effective tax rate for the three months ended September 30, 2013 compared to the same period last year was primarily attributable to an increases resulting from the following:

1) The changes in the uncertain tax positions increased the effective tax rate and income tax expense for the three months ended September 30, 2013 by 12.9% and approximately $6.9 million, respectively, as compared to the same period last year. This increase primarily reflected the tax benefit of the expiration of statutes of limitation recorded during the three months ended September 30, 2012.

2) The effects of the reduction in the U.K. tax rate to 20% increased the effective tax rate and income tax expense for the three months ended September 30, 2013 by 4.6% and approximately $3.6 million, respectively, as compared to the same period last year. The rate reduction caused the effective tax rate to increase by reducing the carrying value of our U.K. deferred tax assets.

The above increases were partially offset by a decrease in taxes due to changes in earnings mix among jurisdictions.

The Company estimates that, within the next 12 months, its unrecognized income tax benefits will decrease by between approximately $2.8 million and approximately $4.8 million due to the expiration of statutes of limitations and expected settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities related to uncertain tax positions.

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

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2010, by the German tax authorities for tax years ending before June 2006 and the Irish tax authorities for tax years ending before June 2009. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process, or due to the impact of items such as carryback or carryforward claims.

9.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Pronouncements
On July 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

On July 1, 2013, the Company adopted FASB guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of the tax position, or if the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. This guidance is effective for the Company beginning in its third fiscal quarter ending March 31, 2014, and will result only in presentation changes in the consolidated balance sheet.

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

Historically, all of the Company’s new business acquisitions have been integrated into the existing operating segments, based on their respective geographic locations, and are subsequently operated and managed as part of that operating segment.

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended September 30,
(in thousands)	2013	2012
Revenues (1):
U.S./Canada	$142,173	$129,288
International	185,668	181,808
Intersegment eliminations (2)	(13,126)	(11,245)
Total revenues	$314,715	$299,851

Income before taxes (1):
U.S./Canada	$29,476	$34,853
International	33,626	27,480
Intersegment eliminations (2)	(10,275)	(8,299)
Total income before taxes	$52,827	$54,034

	As of
(in thousands)	September 30, 2013	June 30, 2013
Identifiable assets (3):
U.S./Canada	$599,298	$664,607
International	996,308	924,431
Total identifiable assets	$1,595,606	$1,589,038

(1)	Amounts based on the location of the selling entity.

(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.

(3)	Amounts based on the physical location of the assets.

11.	STOCKHOLDERS’ EQUITY
The Company’s Board of Directors has periodically authorized the repurchase of the Company’s common stock over a specified time period. On April 23, 2013, the Company's Board of Directors authorized the purchase of up to $225 million of the Company's common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

As of September 30, 2013, approximately $115.6 million remains available for purchases under the April 2013 authorization. All of the purchased shares were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2013	18,417	$28.49	$524,669
Three months ended September 30, 2013	1,850	$49.52	91,603
As of September 30, 2013	20,267	$30.41	$616,272

12.	COMMITMENTS AND CONTINGENCIES
On May 22, 2008, a jury returned verdicts against the Company in the consolidated actions of Roth Cash Register v. MICROS Systems, Inc., et al. (the “Roth Matter”) and Shenango Systems Solutions v. MICROS Systems, Inc., et al. (the “Shenango Matter”). The cases initially were filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaints both related to the non-renewal of dealership agreements in the year 2000 between the Company and the respective plaintiffs. The agreements were non-renewed as part of a restructuring of the dealer channel. The plaintiffs alleged that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiffs as authorized dealers and improperly interfere with the plaintiffs' relationships with their respective existing and potential future clients and customers without compensation to the plaintiffs. The plaintiffs claimed that, as a result, the Company was liable for, among other things, breach of contract and tortious interference with existing and prospective contractual relationships. In May 2008, the jury returned verdicts against the Company totaling $7.5 million. Both parties appealed the original verdicts on various grounds. On December 30, 2010, the Superior Court of Pennsylvania reversed and remanded the trial court judgment as to $4.5 million of the award and affirmed the trial court judgment as to the remaining $3.0 million of the award. Following the denial of appeals of the Superior Court decision by the Pennsylvania Supreme Court on April 10, 2012, the Company accrued a charge of $3.0 million in its selling, general and administrative expenses. The matter was subsequently remanded to the Court of Common Pleas (the trial court) for further proceedings consistent with the appellate decisions. On June 7, 2012, the Company paid an aggregate of approximately $3.5 million to the two plaintiffs, reflecting all amounts that were determined to be owed to the plaintiff in the Shenango Matter and all amounts that were no longer in dispute and that were payable to the plaintiff in the Roth Matter, including as to each payment (i) interest that had accrued at the statutory rate of 6% per annum, and (ii) certain reductions and offsets that were approved by the Court of Common Pleas. Upon the conclusion of the post-appeal proceedings in the trial court, the Court of Common Pleas entered an order amending the amount of the remaining portion of the judgment in favor of the plaintiff in the Roth Matter from $4.5 million to approximately $2.8 million. The Company appealed the amended judgment. On October 4, 2013, the Superior Court of Pennsylvania affirmed the amended judgment. During the three months ended September 30, 2013, the Company accrued a charge of approximately $2.8 million in its selling, general and administrative expenses relating to the judgment. The Company has also recognized interest expense of approximately $0.9 million related to the judgment as the amount payable is subject to interest accruing at the statutory rate of 6% per annum. On October 21, 2013, the Company and the plaintiff in the Roth Matter entered into a settlement agreement pursuant to which the parties agreed that, among other things, the Company would pay $3.7 million as a full and final payment, and the case would then be fully and finally dismissed. On October 22, 2013, the Company paid the agreed amount.

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

We have been adversely impacted by the current global economic uncertainty. We believe that cautious consumer spending, coupled with difficulties in obtaining credit, continue to negatively impact our customers’ ability to acquire or open new hospitality and retail venues, and also limit customers’ willingness and ability to make capital expenditures on new systems and system upgrades. In light of these challenging and uncertain conditions, we continue to review the timing of certain discretionary expenses, and scrutinize carefully and cautiously the expansion of our workforce.

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

•
our expectations regarding our ability to negotiate a new line of credit agreement to replace our current line of credit agreements, and our borrowing capacity under any new line of credit we may enter into;

•	our expectations regarding future expenditures on property, plant, and equipment.

•	our belief that, except as noted, existing legal claims or proceedings will not have a material adverse effect on our results of operations or financial position;

•	our intention to continue to evaluate the need to invest in financial instruments designed to protect against interest rate fluctuations;

•	our expectations regarding effective tax rates in future periods, changes in unrecognized income tax benefits, and the risks of incurring related liabilities;

•	our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro and British Pound Sterling) and changes in interest rates on our financial performance; and

•	our expectations relating to any possible future repatriation of foreign earnings.

RESULTS OF OPERATIONS

Revenue:
 The following table provides information regarding sales mix by reportable segments for the three months ended September 30, 2013 and 2012 (amounts are net of intersegment eliminations, and are allocated to a segment based on the location of the customer):

	Three Months Ended September 30,
	U.S./Canada		International		Total
(in thousands)	2013	2012	2013	2012	2013	2012
Hardware	$30,865	$27,474	$35,667	$36,285	$66,532	$63,759
Software	12,561	9,755	21,799	21,023	34,361	30,778
Service	86,172	81,134	127,651	124,180	213,822	205,314
Total Revenue	$129,598	$118,363	$185,117	$181,488	$314,715	$299,851

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended September 30,
(in thousands)	2013	2012
Hardware	21.1%	21.3%
Software	10.9%	10.2%
Service	68.0%	68.5%
Total	100.0%	100.0%

For the three months ended September 30, 2013, total revenue was approximately $314.7 million, an increase of approximately $14.9 million, or 5.0% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 4.4%, 11.6% and 4.1%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our hardware products, mainly our newer products, the mTablet, the mStation and also our more traditional Workstation products, which were partially offset by a decrease in the sales of third party hardware products.

•	The increase in software revenue was primarily due to an increase in sales of our Opera suite software products, partially offset by a decrease in sales of our retail software products.

•	The increase in service revenue was primarily due to increases in professional services, recurring maintenance services, and hosting services.

•	Current global economic uncertainty continued to have an adverse impact on revenues.

•
Foreign currency exchange fluctuations negatively impacted total revenue by approximately $0.3 million, which consisted of unfavorable foreign currency exchange rate fluctuations totaling approximately $5.0 million, primarily with respect to the Australian Dollar and British Pound Sterling, substantially offset by favorable foreign currency exchange rate fluctuations totaling approximately $4.7 million, primarily with respect to the Euro, which represented approximately $4.0 million of the offsetting benefit.

The International segment revenue for the three months ended September 30, 2013, increased by approximately $3.6 million, an increase of 2.0% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware revenue decreased by 1.7% compared to the same period last year and software and service revenue increased by 3.7% and 2.8%, respectively, compared to the same period last year.

•	The decrease in hardware revenue was primarily due to a decrease in sales of third party hardware products, substantially offset by an increase in the sales of our Workstation products.

•	The increase in software revenue was primarily due to an increase in sales of our Opera suite software products, partially offset by a decrease in sales of our retail software products.

•	The increase in services revenue was primarily due to an increase in recurring maintenance services and hosting services.

•
Unfavorable foreign currency exchange rate fluctuations, primarily with respect to the Australian Dollar and British Pound Sterling, substantially offset by favorable foreign currency exchange rate fluctuation, primarily with respect to the Euro, negatively impacted revenue by approximately $0.1 million.

U.S./Canada segment revenue for the three months ended September 30, 2013, increased approximately $11.2 million, an increase of 9.5% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 12.3%, 28.8% and 6.2%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, mainly our newer products, the mTablet, the mStation and also our more traditional Workstation products.

•	The increase in software revenue was primarily due to increases in the sales of our Simphony and Opera suite products.

•	The increase in service revenue was primarily due to increases in professional services, recurring maintenance services and hosting services.

•	Unfavorable foreign currency exchange rate fluctuations, primarily with respect to the Canadian Dollar negatively impacted revenue by approximately $0.2 million

Cost of Sales:
 The following table provides information regarding our cost of sales:

	Three Months Ended September 30,
	2013		2012
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$43,247	65.0%	$43,057	67.5%
Software	5,401	15.7%	5,365	17.4%
Service	103,739	48.5%	98,169	47.8%
Total Cost of Sales	$152,387	48.4%	$146,591	48.9%

For the three months ended September 30, 2013 and 2012, cost of sales as a percent of revenue was 48.4% and 48.9%, respectively. Hardware cost of sales as a percent of hardware revenue for the three months ended September 30, 2013, decreased 2.5% compared to the same period last year. The decrease in hardware cost of sales was primarily as a result of favorable product mix between our proprietary hardware products sales and third party hardware sales and improved margin on third party hardware sales for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Software cost of sales as a percent of software revenue for the three months ended September 30, 2013, decreased approximately 1.7% compared to the same period last year. The decrease in software cost of sales was primarily due to increased sales of Opera suite products, which generate higher margin than third party software sales.

Service costs of sales as a percent of service revenue for the three months ended September 30, 2013, increased 0.7% compared to the same period last year. This increase primarily reflects increased labor costs related to professional services and increased hosting related costs as we continue to expand our hosting infrastructure.

Selling, General and Administrative (“SG&A”) Expenses:
For the three months ended September 30, 2013, SG&A expenses, as a percentage of revenue were 27.2%, an increase of 1.3% compared to the same period last year. The increase was primarily due to an increase in incentive based compensation expense as compared to the same period last year, and an approximately $2.8 million litigation charge recorded as a result of an adverse judgment. See Note 12 “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended September 30,
(in thousands)	2013	2012
R&D labor and other costs	$21,393	$17,653
Capitalized software development costs	(2,028)	(850)
Total R&D expenses	$19,365	$16,803
% of Revenue	6.2%	5.6%

The increase in capitalized software development costs was primarily related to the development of the next version of Simphony, our primary food and beverage enterprise information application. The increase in total R&D expenses was primarily related to our Simphony and Opera software.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three months ended September 30, 2013 were approximately $5.2 million, a decrease of approximately $0.4 million compared to the same period last year. The decrease was due to lower amortization expenses reflecting the full amortization of certain intangible assets subsequent to September 30, 2012, partially offset by higher depreciation expenses primarily resulting from our additional and continued investments in our hosting centers.

Share-Based Compensation Expenses:
The following table provides information regarding the allocation of non-cash share-based compensation expense to SG&A expense, R&D expense, and cost of sales, and the impact of the expense on diluted net income per share attributable to MICROS common stockholders:

	Three Months Ended September 30,
(in thousands)	2013	2012
Selling, general and administrative	$4,404	$3,700
Research and development	487	437
Cost of sales	99	73
Total non-cash share-based compensation expense	4,990	4,210
Income tax benefit	(1,558)	(1,264)
Total non-cash share-based compensation expense, net of tax benefit	$3,432	$2,946
Impact on diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.04	$0.04

As of September 30, 2013, we expect to recognize approximately $27.0 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards in our consolidated statements of operations over a weighted-average period of 1.7 years.

Non-operating Income:
The following table provides information regarding the components of non-operating income (expense):

	Three Months Ended September 30,
(in thousands)	2013	2012
Interest income	$987	$1,347
Interest expense	(998)	(171)
Foreign currency exchange loss	(94)	(716)
Gain from auction rate securities settlement	338	—
Other	246	387
Total non-operating income, net	$479	$847

Interest income decreased for the three months ended September 30, 2013, as compared to the same period last year because we sold or redeemed all of our investments in auction rate securities during fiscal year 2013. The auction rate securities provided higher returns than our other investments. Nevertheless, management determined that unanticipated delays in payment under the terms of the auction rate securities made the risk of continued investment in these securities unacceptable.

The increase in interest expense is due to approximately $0.9 million in interest expense related to an approximately $2.8 million litigation charge recorded as a result of an adverse judgment. See Note 12 “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

During the three months ended September 30, 2013, we also received approximately $0.3 million in an arbitration settlement from a financial institution that had sold us some of the auction rate securities.

Income Tax Provisions:
The effective tax rate for the three months ended September 30, 2013 and 2012 was 38.8% and 24.0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2013, compared to the same period last year was primarily attributable to increases resulting from the following:

1)
The changes in our uncertain tax positions increased the effective tax rate and income tax expense for the three months ended September 30, 2013 by 12.9% and approximately $6.9 million, respectively, as compared to the same period last year. This increase primarily reflected the tax benefit of the expiration of statutes of limitation recorded during the three months ended September 30, 2012.

2)
The effects of the reduction in the U.K. tax rate from 23% to 20% increased the effective tax rate and income tax expense for the three months ended September 30, 2013 by 4.6% and approximately $3.6 million, respectively, as compared to the same period last year. The rate reduction caused the effective tax rate to increase by reducing the carrying value of our U.K. deferred tax assets.

The above increases were partially offset by a decrease in taxes due to changes in earnings mix among jurisdictions.
Based on currently available information, we estimate that the fiscal year 2014 effective tax rate will be approximately 33%. We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

We estimate that within the next 12 months, our unrecognized income tax benefits will decrease by between approximately $2.8 million and approximately $4.8 million due to the expiration of statutes of limitations and expected settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities related to uncertain tax positions.

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

Our income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2010, by the German tax authorities for tax years ending before June 2006, and the Irish tax authorities for tax years ending before June 2009. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process, or due to the impact of items such as carryback or carryforward claims.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements
On July 1, 2013, we adopted Financial Accounting Standards Board (“FASB”) revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

On July 1, 2013, we adopted FASB guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of the tax position, or if the tax law of the jurisdiction odes not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. This guidance is effective for us beginning in our third fiscal quarter ending March 31, 2014, and will result only in presentation changes in our consolidated balance sheet.

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

We have reviewed our critical accounting estimates and the related disclosures with our Audit Committee. Critical accounting estimates are described further in our Annual Report on Form 10-K for the year ended June 30, 2013 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our Condensed Consolidated Statements of Cash Flows summary is as follows:

	Three Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$49,007	$6,022
Investing activities	(20,002)	7,792
Financing activities	(82,408)	(7,457)

Operating activities:
Net cash provided by operating activities for the three months ended September 30, 2013, increased approximately $43.0 million compared to the three months ended September 30, 2012. This increase was primarily due to improved cash collections, lower bonus and interim income tax payments during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Investing activities:
Net cash used in investing activities for the three months ended September 30, 2013, was approximately $20.0 million, reflecting approximately $7.0 million used to purchase investments, net of cash received from the maturities of investments. We also used approximately $13.0 million to purchase property, plant and equipment, and to internally develop software to be licensed to others.

Net cash provided by investing activities for the three months ended September 30, 2012, was approximately $7.8 million, reflecting approximately $12.5 million we received from the maturities of investments, net of cash used to purchase investments. We also used approximately $4.6 million to purchase property, plant and equipment, and to develop software to be licensed to others.

Financing activities:
Net cash used in financing activities for the three months ended September 30, 2013, was approximately $82.4 million, reflecting approximately $91.6 million used to repurchase our stock and a payment under the line of credit by our Japanese subsidiary of approximately $1.8 million, partially offset by proceeds from stock option exercises of approximately $10.1 million and realized tax benefits from stock option exercises of approximately $0.9 million.

Net cash used in financing activities for the three months ended September 30, 2012, was approximately $7.5 million, reflecting approximately $13.2 million used to purchase our stock under our stock repurchase program, partially offset by proceeds from stock option exercises of approximately $4.4 million and realized tax benefits from stock option exercises of approximately $1.4 million.

Capital Resources
Our cash and cash equivalents and short-term investment balance of approximately $595.6 million at September 30, 2013, is a decrease of approximately $38.5 million from the June 30, 2013 balance. At September 30, 2013, approximately $369.6 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

The favorable foreign exchange rate fluctuations against the U.S. dollar subsequent to June 30, 2013, increased our cash and cash equivalents and short-term investment balance at September 30, 2013, by approximately $7.3 million. All cash and cash equivalents and short-term investments are being retained for our operations, expansion of our business, the repurchase of our common stock, and future acquisitions.

We had two credit agreements (the “Credit Agreements”) that expired on September 30, 2013. The Credit Agreements provided an aggregate $50.0 million multi-currency committed line of credit. We repaid the approximately $1.8 million outstanding under the Credit Agreements on the expiration date. We are currently in negotiations to enter into a new line of credit agreement to replace the expired Credit Agreements. We expect that any new line of credit agreement will have a borrowing capacity comparable to that of the expired Credit Agreements. We currently do not anticipate significant difficulties with completing negotiations and entering into a new line of credit agreement.

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the September 30, 2013 exchange rate). As of September 30, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.4 million (approximately $0.6 million at the September 30, 2013 exchange rate) of the credit facility has been used for guarantees. As of September 30, 2013, we had a borrowing capacity of approximately EUR 0.6 million (approximately $0.8 million at the September 30, 2013 exchange rate) under the European credit arrangement. See Note 5, “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations, and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assure that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2014 will be approximately $40 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	As of
(in thousands, except ratios)	September 30, 2013	June 30, 2013
Cash and cash equivalents and short-term investments	$595,559	$634,069
Available credit facilities	$1,352	$51,301
Outstanding credit facilities	—	(1,757)
Outstanding guarantees	(553)	(1,125)
Unused credit facilities	$799	$48,419
Working capital (1)	$530,559	$565,653
MICROS Systems, Inc.’s stockholders’ equity	$1,099,399	$1,115,056
Current ratio (2)	2.21	2.35

(1)	Current assets less current liabilities.

(2)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the U.S./Canada, of approximately $185.1 million and $181.5 million during the three months ended September 30, 2013 and 2012, respectively, to customers located primarily in Europe, the Pacific Rim, and Latin America. See Note 10, “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

Our international business and presence expose us to certain risks, such as currency, interest rate, and political risks. With respect to currency risk, we transact business in different currencies primarily through our foreign subsidiaries. The fluctuation of currencies impacts reported sales and profitability. Frequently, sales and the costs associated with those sales are not denominated in the same currency.

We transacted business in 41 currencies in the three months ended September 30, 2013 and 2012. The relative currency mix for the three months ended September 30, 2013 and 2012 was as follows:

	% of Reported Revenues		Exchange Rates to U.S. Dollar as of September 30,
	Three Months Ended September 30,
Revenues by currency (1)	2013	2012	2013	2012
United States Dollar	43%	41%	1.0000	1.0000
Euro	22%	23%	1.3526	1.2859
British Pound Sterling	14%	14%	1.6185	1.6163
Singapore Dollar	3%	2%	0.7964	0.8147
Australian Dollar	2%	3%	0.9321	1.0379
Norwegian Krone	2%	1%	0.1663	0.1746
Canadian Dollar	1%	1%	0.9703	1.0167
Swiss Franc	1%	1%	1.1053	1.0640
Swedish Krona	1%	1%	0.1555	0.1523
All Other Currencies (2)	11%	13%	0.1578	0.1592
Total	100%	100%

(1)	Calculated using weighted-average exchange rates for the fiscal period.

(2)
The “% of Reported Revenue” is calculated based on the weighted-average three month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” represents the weighted-average September 30, 2013 and 2012 exchange rates for all other currencies. Weighting is based on the three month fiscal period revenue for each country or region whose currency is included in the “All Other Currencies” category. Revenues from each currency included in "All Other Currencies" were less than 1% of our total revenues for the three months ended September 30, 2013.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the three months ended September 30, 2013 would have affected our total revenues by approximately $11.5 million, or 3.6%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common stockholders.

Interest rate risk
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities in our portfolio may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of September 30, 2013, but the change in our interest income for the three months ended September 30, 2013 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $6.0 million based on the cash, cash equivalents and short term investment balances as of September 30, 2013. To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond ratings of “A” and above.

Our committed line of credit bears interest at a floating rate, which exposes us to interest rate risk. We manage our exposure to this risk by minimizing, to the extent feasible, overall borrowing and by monitoring available financing alternatives. At September 30, 2013, we had no borrowings and had not entered into any instruments to hedge our exposure to interest-rate risk. Our exposure to fluctuations in interest rates may increase in the future if we increase our borrowings under the line of credit, or if we enter into a new line of credit agreement. As we had no borrowings as of September 30, 2013, a 1% change in the interest rate would have resulted in no impact on our condensed consolidated financial position, results of operations and cash flows.

Finally, we are subject to, among others, those environmental and geopolitical risks, and economic, pricing, financial, and other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

ITEM 1A. RISK FACTORS.

The Company’s business, financial condition, or results of operations may be impacted by a number of factors. In addition to the factors discussed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the following risk could affect the Company’s business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition, or results of operations.

The recent government shutdown and related matters could harm our business.

The recent and ongoing effects of the U.S. government shutdown in October 2013, as well as current uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling,” have adversely affected and may continue to adversely affect consumer spending, particularly in those markets where a significant number of federal government employees live and work. Because our customers depend on consumer purchases, these exogenous economic factors may have had and may continue to have a negative and adverse impact on our customers, resulting in the delayed or discontinued purchases of the technology products and services we sell.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of September 30, 2013, approximately $115.6 million remains available under the April 2013 authorization.

During the three months ended September 30, 2013, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs
07/01/13 – 07/31/13	127,700	$47.17	127,700	$201,205,773
08/01/13 – 08/31/13	1,002,300	$49.40	1,002,300	$151,695,457
09/01/13 – 09/30/13	720,000	$50.10	720,000	$115,626,615
	1,850,000		1,850,000

(1)Purchases of Company securities described in the table were made under the Board of Directors’ April 23, 2013 repurchase authorization. The April 23, 2013 repurchase authorization expires on April 22, 2016.

ITEM 6.	EXHIBITS

3(a)	Restated Articles of Incorporation of the Company (filed herewith as Exhibit 3(a)).

3(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed on September 18, 2013.

31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

101
The following materials from MICROS Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for

the three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date: October 24, 2013	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date: October 24, 2013	/s/ Michael P. Russo
Michael P. Russo
Vice President, Corporate Controller
and Principal Accounting Officer