Form 10-Q
period 2013-12-31
MICROS SYSTEMS INC
filed 2014-01-30
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013
Commission file number 0-9993

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

YES ☐                NO ☑

As of December 31, 2013, there were issued and outstanding 75,248,268 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and six months ended December 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value data)

	December 31, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$549,214	$486,023
Short-term investments	78,052	148,046
Accounts receivable, net of allowance for doubtful accounts of $29,468 at December 31, 2013 and $30,418 at June 30, 2013	221,799	228,455
Inventory	57,602	49,273
Income taxes receivable	4,599	12,771
Deferred income taxes	15,307	15,022
Prepaid expenses and other current assets	49,222	44,648
Total current assets	975,795	984,238

Property, plant and equipment, net	57,257	44,127
Deferred income taxes, non-current	48,258	50,186
Goodwill	452,780	432,950
Intangible assets, net	37,355	37,754
Purchased and internally developed software costs, net of accumulated amortization of $99,173 at December 31, 2013 and $93,307 at June 30, 2013	35,539	32,543
Other assets	8,686	7,240
Total assets	$1,615,670	$1,589,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$—	$1,757
Accounts payable	72,313	73,099
Accrued expenses and other current liabilities	151,276	155,491
Income taxes payable	7,373	11,002
Deferred revenue	176,303	177,236
Total current liabilities	407,265	418,585

Income taxes payable, non-current	41,692	35,019
Deferred income taxes, non-current	551	1,157
Other non-current liabilities	15,646	16,007
Total liabilities	465,154	470,768

Commitments and contingencies (Note 12)

Equity:
MICROS Systems, Inc. Stockholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 75,248 at December 31, 2013 and 76,732 at June 30, 2013	1,881	1,918
Retained earnings	1,132,904	1,136,763
Accumulated other comprehensive income (loss)	12,419	(23,625)
Total MICROS Systems, Inc. stockholders' equity	1,147,204	1,115,056
Noncontrolling interest	3,312	3,214
Total equity	1,150,516	1,118,270
Total liabilities and equity	$1,615,670	$1,589,038
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Hardware	$71,096	$67,245	$137,628	$131,004
Software	44,758	38,747	79,119	69,525
Services	229,715	218,528	443,537	423,842
Total revenue	345,569	324,520	660,284	624,371

Cost of sales:
Hardware	45,671	43,295	88,918	86,352
Software	7,179	5,257	12,580	10,621
Services	110,504	103,849	214,243	202,019
Total cost of sales	163,354	152,401	315,741	298,992

Gross margin	182,215	172,119	344,543	325,379

Selling, general and administrative expenses	90,619	87,153	176,065	164,898
Research and development expenses	21,983	17,854	41,348	34,657
Depreciation and amortization	5,610	5,521	10,779	11,046
Total operating expenses	118,212	110,528	228,192	210,601

Income from operations	64,003	61,591	116,351	114,778

Non-operating income (expense):
Interest income	913	1,224	1,900	2,571
Interest expense	(135)	(95)	(1,133)	(266)
Other income, net	(536)	2,859	(45)	2,530
Total non-operating income, net	242	3,988	722	4,835

Income before taxes	64,245	65,579	117,073	119,613
Income tax provision	20,687	21,289	41,184	34,257
Net income	43,558	44,290	75,889	85,356
Less: net income attributable to noncontrolling interest	(143)	(204)	(203)	(206)
Net income attributable to MICROS Systems, Inc.	$43,415	$44,086	$75,686	$85,150

Net income per share attributable to MICROS Systems, Inc. common stockholders:
Basic	$0.58	$0.55	$1.00	$1.06
Diluted	$0.57	$0.54	$0.98	$1.04

Weighted-average number of shares outstanding:
Basic	75,095	79,798	75,599	80,011
Diluted	76,785	81,289	77,245	81,643

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments included in other non-operating income (expense):
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Credit based OTTI recognized in non-operating income (expense)	$—	$600	$—	$600

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended December 31,
	2013	2012
Net income	$43,558	$44,290
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax of $0	8,422	7,729
Change in unrealized losses on long-term investments, net of taxes of $0 and $1,653	—	2,685
Change in unrealized gains related to pension plans, net of taxes of $3 and $0	12	—
Total other comprehensive income, net of taxes	8,434	10,414

Comprehensive income	51,992	54,704
Comprehensive income attributable to noncontrolling interest	(61)	(206)

Comprehensive income attributable to MICROS Systems, Inc.	$51,931	$54,498

	Six Months Ended December 31,
	2013	2012
Net income	$75,889	$85,356
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax of $0	36,008	22,603
Change in unrealized losses on long-term investments, net of taxes of $0 and $1,652	—	2,683
Change in unrealized gains related to pension plans, net of taxes of $12 and $0	41	—
Total other comprehensive income, net of taxes	36,049	25,286

Comprehensive income	111,938	110,642
Comprehensive income attributable to noncontrolling interest	(208)	(256)

Comprehensive income attributable to MICROS Systems, Inc.	$111,730	$110,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$75,889	$85,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,779	11,046
Share-based compensation	10,741	11,526
Amortization of capitalized software	3,111	2,260
Provision for losses on accounts receivable	31	1,997
Litigation reserve, including interest expense	3,700	—
Gain on sales of auction rate securities	—	(4,094)
Other-than-temporary impairment losses on investments, net	—	600
Net gains on disposal of property, plant and equipment	—	(40)
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,216	23,899
Increase in inventory	(7,377)	(7,244)
Increase in prepaid expenses and other assets	(4,053)	(6,303)
Decrease in accounts payable	(2,323)	(8,149)
Decrease in accrued expenses and other current liabilities	(9,585)	(31,809)
Increase (decrease) in income tax assets and liabilities	13,491	(4,053)
Decrease in deferred revenue	(5,414)	(9,257)
Net cash flows provided by operating activities	101,206	65,735

Cash flows from investing activities:
Proceeds from maturities of investments	139,476	23,824
Proceeds from sales of auction rate securities	—	36,719
Purchases of investments	(69,705)	(83,841)
Purchases of property, plant and equipment	(20,854)	(10,009)
Internally developed software costs	(3,769)	(2,225)
Other	45	(122)
Net cash flows provided by (used in) investing activities	45,193	(35,654)

Cash flows from financing activities:
Repurchases of common stock	(111,312)	(53,372)
Proceeds from stock option exercises	19,080	4,655
Principal payments on lines of credit	(1,795)	—
Realized tax benefits from stock option exercises	1,830	1,426
Cash paid for acquisition of non-controlling interest	—	(846)
Other	(174)	(51)
Net cash flows used in financing activities	(92,371)	(48,188)

Effect of exchange rate changes on cash and cash equivalents	9,163	7,431

Net increase (decrease) in cash and cash equivalents	63,191	(10,676)

Cash and cash equivalents at beginning of period	486,023	562,786
Cash and cash equivalents at end of period	$549,214	$552,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Stockholders
			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total
	Common Stock
	Shares	Amount
Balance, June 30, 2013	76,732	$1,918	$1,136,763	$(23,625)	$3,214	$1,118,270
Net income	—	—	75,686	—	203	75,889
Foreign currency translation adjustments, net of tax of $0	—	—	—	36,003	5	36,008
Change in unrealized gains related to pension plans, net of taxes of $12	—	—	—	41	—	41
Dividends to noncontrolling interest	—	—	—	—	(110)	(110)
Share-based compensation	—	—	10,741	—	—	10,741
Stock issued upon exercise of options	761	19	19,061	—	—	19,080
Repurchases of stock	(2,245)	(56)	(111,256)	—	—	(111,312)
Income tax benefit from options exercised	—	—	1,909	—	—	1,909
Balance, December 31, 2013	75,248	$1,881	$1,132,904	$12,419	$3,312	$1,150,516

	MICROS Systems, Inc. Stockholders
	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest
	Shares	Amount					Total
Balance, June 30, 2012	80,309	$2,008	$107,662	$1,000,822	$(17,847)	$3,486	$1,096,131
Net income	—	—	—	85,150	—	206	85,356
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	22,553	50	22,603
Changes in unrealized losses on long-term investments, net of tax benefits of $1,652	—	—	—	—	2,683	—	2,683
Acquisition of noncontrolling interest	—	—	(197)	—	—	(649)	(846)
Share-based compensation	—	—	11,526	—	—	—	11,526
Stock issued upon exercise of options	228	6	4,649	—	—	—	4,655
Repurchases of stock	(1,196)	(30)	(53,342)	—	—	—	(53,372)
Income tax benefit from options exercised	—	—	1,475	—	—	—	1,475
Balance, December 31, 2012	79,341	$1,984	$71,773	$1,085,972	$7,389	$3,093	$1,170,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of MICROS Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY
The following table provides information on the components of inventory:

	As of
(in thousands)	December 31, 2013	June 30, 2013
Raw materials	$1,692	$1,065
Finished goods	55,910	48,208
Total inventory	$57,602	$49,273

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investments consist of the following:

	As of December 31, 2013		As of June 30, 2013
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – U.S.	$12,991	$12,991	$53,862	$53,862
Time deposit - international	59,925	59,925	28,832	28,832
U.S. government debt securities	5,136	5,136	65,352	65,352
Total investments	$78,052	$78,052	$148,046	$148,046

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Total
Balance, December 31, 2013:
Short-term investments:
Time deposit – U.S.	$—	$12,991	$12,991
Time deposit - international	—	59,925	59,925
U.S. government debt securities	5,136	—	5,136
Total investments	$5,136	$72,916	$78,052

Balance, June 30, 2013:
Short-term investments:
Time deposit – U.S.	$—	$53,862	$53,862
Time deposit - international	—	28,832	28,832
U.S. government debt securities	60,352	5,000	65,352
Total investments	$60,352	$87,694	$148,046

At December 31, 2013 and June 30, 2013, the Company’s investments were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the six months ended December 31, 2013, the Company did not hold any level 3 investments or recognize any gains or losses on its investments. During the six months ended December 31, 2012, the Company sold auction rate securities having a cost basis of approximately $46.6 million and a carrying value of approximately $32.6 million. As a result of the transaction, the Company recognized a gain of approximately $4.1 million.

4.	GOODWILL AND INTANGIBLE ASSETS
During the three months ended September 30, 2013, the Company determined, based on its assessment of qualitative factors as of July 1, 2013, the date of the annual goodwill impairment test, that none of its reporting units met the “more likely than not” threshold (i.e. it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values) that would require the Company to perform the first step of the two-step quantitative goodwill impairment test. Accordingly, the Company did not perform any further analysis. For the six months ended December 31, 2013, the increase in goodwill of approximately $19.8 million was primarily due to foreign currency exchange changes.

On July 1, 2013, the Company's annual impairment analysis date, the Company adopted revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. During the three months ended September 30, 2013, the Company determined, based on its assessment of qualitative factors as of July 1, 2013, that its indefinite-lived trademarks did not meet the "more likely than not" threshold requiring that the Company calculate fair value of its indefinite-lived trademarks. Accordingly, the Company did not perform any further analysis.

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

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the December 31, 2013 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of December 31, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the December 31, 2013 exchange rate) of the credit facility has been used for guarantees. As of December 31, 2013, the Company had a borrowing capacity of approximately EUR 0.9 million (approximately $1.2 million at the December 31, 2013 exchange rate) available under this credit facility.

6.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Selling, general and administrative	$5,117	$6,905	$9,521	$10,605
Research and development	544	328	1,031	766
Cost of sales	90	82	189	155
Total non-cash share-based compensation expense	5,751	7,315	10,741	11,526
Income tax benefit	(1,817)	(2,391)	(3,374)	(3,655)
Total non-cash share-based compensation expense, net of tax benefit	$3,934	$4,924	$7,367	$7,871
Impact on diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.05	$0.06	$0.10	$0.10

No non-cash share-based compensation expense has been capitalized for the three and six months ended December 31, 2013 and 2012. As of December 31, 2013, the Company expects to recognize approximately $37.7 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards over a weighted-average period of 2.0 years.

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

The following table provides a reconciliation of the net income available to MICROS Systems, Inc. to basic and diluted net income per share:

	Three months ended December 31,		Six months ended December 31,
(in thousands, except per share data)	2013	2012	2013	2012
Net income attributable to MICROS Systems, Inc.	$43,415	$44,086	$75,686	$85,150

Weighted-average common shares outstanding	75,095	79,798	75,599	80,011
Dilutive effect of outstanding stock options	1,690	1,491	1,646	1,632
Weighted-average common shares outstanding assuming dilution	76,785	81,289	77,245	81,643

Basic net income per share attributable to MICROS Systems, Inc. common stockholders	$0.58	$0.55	$1.00	$1.06
Diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.57	$0.54	$0.98	$1.04

Anti-dilutive weighted shares excluded from reconciliation	1,693	2,403	2,298	2,049

Results for the three months ended December 31, 2013 and 2012 include approximately $5.8 million ($3.9 million, net of tax) and $7.3 million ($4.9 million, net of tax), in non-cash share-based compensation expense, respectively. The non-cash share-based compensation expense reduced diluted net income per share attributable to MICROS Systems, Inc. common stockholders by $0.05 and $0.06 for the three months ended December 31, 2013 and 2012, respectively.

Results for the six months ended December 31, 2013 and 2012 include approximately $10.7 million ($7.4 million, net of tax) and $11.5 million ($7.9 million, net of tax), in non-cash share-based compensation expense, respectively. The non-cash share-based compensation expense reduced diluted net income per share attributable to MICROS Systems, Inc. common stockholders by $0.10 and $0.10 for the six months ended December 31, 2013 and 2012, respectively.

8.	INCOME TAXES
The effective tax rate for the three months ended December 31, 2013 and 2012 was 32.2% and 32.5%, respectively. The decrease in effective tax rate for the three months ended December 31, 2013 compared to the same period last year was primarily attributable to favorable changes in the mix of earnings among jurisdictions.

The effective tax rate for the six months ended December 31, 2013 and 2012 was 35.2% and 28.6%, respectively. The increase in the effective tax rate for the six months ended December 31, 2013 compared to the same period last year was primarily attributable to increases resulting from the following:

(i) The change in our uncertain tax positions increased the effective tax rate and tax expense for the six months ended December 31, 2013 by 5.7% and approximately $6.7 million, respectively, as compared to the same period last year. This increase primarily reflected the tax benefit of the settlements with tax authorities and the expiration of statutes of limitations recorded during the six months ended December 31, 2012.

(ii) The effects of the reduction in the U.K. tax rate to 20% increased the effective tax rate and income tax expense for the six months ended December 31, 2013 by 2.1% and approximately $2.4 million, respectively, as compared to the same period last year. The rate reduction caused the effective tax rate to increase by reducing the carrying value of the Company's U.K. net deferred tax assets.

The above increases were partially offset by a decrease in taxes due to favorable changes in the earnings mix among jurisdictions.

The effective tax rate for the six months ended December 31, 2013 is more than the 35% U.S. statutory federal income tax rate for corporations primarily due to the effects of the Company's uncertain tax positions and the reduction in the U.K. tax rate, which increases the Company's effective tax rate (described above), partially offset by taxes on earnings in jurisdictions which have a lower rate than the U.S.

The Company estimates that, within the next 12 months, its unrecognized income tax benefits will decrease by between approximately $2.7 million and approximately $4.7 million due to the expiration of statutes of limitations and from expected settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities related to uncertain tax positions.

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

On July 1, 2013, the Company adopted FASB guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of the tax position, or if the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. This guidance is effective for the Company beginning in its fiscal year ending June 30, 2015, and will result only in presentation changes in the consolidated balance sheet.

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

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Revenues (1):
U.S./Canada	$148,066	$138,265	$290,239	$267,552
International	211,925	199,793	397,594	381,602
Intersegment eliminations (2)	(14,422)	(13,538)	(27,549)	(24,783)
Total revenues	$345,569	$324,520	$660,284	$624,371

Income before taxes (1):
U.S./Canada	$32,491	$36,510	$61,967	$71,363
International	42,545	39,193	76,171	66,672
Intersegment eliminations (2)	(10,791)	(10,124)	(21,065)	(18,422)
Total income before taxes	$64,245	$65,579	$117,073	$119,613

	As of
(in thousands)	December 31, 2013	June 30, 2013
Identifiable assets (3):
U.S./Canada	$609,410	$664,607
International	1,006,260	924,431
Total identifiable assets	$1,615,670	$1,589,038

(1)	Amounts based on the location of the selling entity.

(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.

(3)	Amounts based on the physical location of the assets.

11.	STOCKHOLDERS’ EQUITY
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

As of December 31, 2013, approximately $95.9 million remains available for purchase under the April 2013 authorization. All of the purchased shares below were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2013 (1)	18,417	$28.49	$524,669
Three months ended September 30, 2013	1,850	$49.52	91,603
Three months ended December 31, 2013	395	49.91	19,709
As of December 31, 2013	20,662	$30.78	$635,981

(1) The total shares purchased as of June 30, 2013, includes shares repurchased under the current authorization as well as shares purchased under prior repurchase authorizations.

On January 28, 2014, the Company's Board of Directors authorized the purchase of up to $200 million of the Company's common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

12.	COMMITMENTS AND CONTINGENCIES
On October 21, 2013, the Company entered into a final settlement with the plaintiff in Roth Cash Register v. MICROS Systems, Inc., et al., a case initially filed in 2000 in the Court of Common Pleas of Allegheny County, Pennsylvania based on the plaintiff's allegation that the Company and certain of its subsidiaries and employees entered into a plan to eliminate the plaintiff as an authorized dealer and improperly interfere with the plaintiff's relationships with its existing and future clients without compensation to the plaintiff. Following an adverse jury verdict, reduced on appeal, the Company paid approximately $2.5 million to the plaintiff on June 7, 2012 in payment of the portion of the verdict that was no longer in dispute plus applicable post-judgment interest. Upon the conclusion of post-appeal proceedings in the Court of Common Pleas with regard to the remaining amount of the verdict, the Court entered an order reducing the remaining judgment in favor of the plaintiff from $4.5 million to approximately $2.8 million. The Company appealed this judgment, which was affirmed by the Superior Court on October 4, 2013. During the three months ended September 30, 2013, the Company accrued a charge of approximately $2.8 million in selling, general and administrative expenses with respect to the judgment, and also accrued interest of $0.9 million, reflecting the 6% per annum interest payable on the judgment. Pursuant to the settlement agreement, the Company made a full and final payment of approximately $3.7 million to the plaintiff on October 21, 2013, and, on October 31, 2013, the case was marked satisfied, settled, and discontinued.

On November 26, 2013, a complaint was filed against the Company in the United States District Court for the Middle District of Tennessee by Kristy Wilson, Darren Moore and Kisha Ulysse, three former employees of the Company, individually and on behalf of a purported class of all persons who worked for the Company as an Implementation Specialist or performed substantially similar job duties (each, an "Implementation Specialist") within the period beginning three years prior to the filing of the complaint through the date of judgment and who worked for more than 40 hours in one or more weeks without receiving overtime compensation allegedly required by the Fair Labor Standards Act ("FLSA"). In addition, the complaint was brought by plaintiff Ulysse individually and collectively on behalf of a purported class (the "Purported California Class") of all persons who were employed by the Company in an Implementation Specialist position in California and/or performed work in any Implementation Specialist position in California, and who did not receive the overtime and premium wages allegedly required by the overtime pay and restitution laws of California at any time during the four years prior to the date of the filing of the complaint. The complaint alleges, among other things, that the Company willfully violated the FLSA by willfully classifying the plaintiffs as exempt and thereby failing to pay them the legally required amount of overtime compensation for all hours worked in excess of 40 hours. With respect to the Purported California Class, the complaint alleges, among other things, violations of the California Labor Code and California Unfair Competition law due to the Company's failure to pay all wages required by the California Labor Code, the failure to timely provide accurate itemized wage statements, and the failure to provide required meal and rest periods. The complaint seeks, among other things, damages equal to unpaid overtime wages, an equal amount to the overtime wages as liquidated damages, interest, attorneys' fees and other costs and, with respect to the Purported California Class, in addition to unpaid overtime wages, the complaint seeks unpaid meal and rest premiums, statutory penalties, attorneys' fees and other costs provided under California law, interest, injunctive relief, and other equitable relief. The Company filed an answer to the complaint on January 17, 2014 denying the allegations of the complaint, denying that the putative classes are appropriate, and asserting a number of affirmative defenses, including, among others, that the claims, in whole or in part, are barred because the FLSA overtime obligations are inapplicable to the plaintiffs under the FLSA or similar state law. In addition, on January 17, 2014, the Company filed a Motion to Dismiss Injunctive or Declaratory Relief Claims, asserting, among other things, that because the plaintiffs are no longer Company employees, they lack standing to seek injunctive or declaratory relief. The Company intends to vigorously contest this action.

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

•
our expectations regarding our ability to negotiate a new line of credit agreement to replace our expired line of credit agreements, and our borrowing capacity under any new line of credit we may enter into;

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

•
our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro, British Pound Sterling and Australian Dollar) and changes in interest rates on our financial performance;

•	our expectations relating to any possible future repatriation of foreign earnings; and

•	our expectations relating to the resulting liability from any litigation.

RESULTS OF OPERATIONS

Revenue:

Three months ended December 31, 2013:

 The following table provides information regarding sales mix by reportable segments for the three months ended December 31, 2013 and 2012 (amounts are net of intersegment eliminations, and are allocated to a segment based on the location of the customer):

	Three Months Ended December 31,
	U.S./Canada		International		Total
(in thousands)	2013	2012	2013	2012	2013	2012
Hardware	32,014	28,166	39,082	39,079	$71,096	$67,245
Software	12,657	14,252	32,101	24,495	44,758	38,747
Service	89,720	84,090	139,995	134,438	229,715	218,528
Total Revenue	134,391	126,508	211,178	198,012	345,569	324,520

The following table provides information regarding the total sales mix as a percent of total revenue:

	Three Months Ended December 31,
(in thousands)	2013	2012
Hardware	20.6%	20.7%
Software	13.0%	11.9%
Service	66.4%	67.4%
Total	100.0%	100.0%

For the three months ended December 31, 2013, total revenue was approximately $345.6 million, an increase of approximately $21.0 million, or 6.5% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 5.7%, 15.5% and 5.1%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, including our more traditional Workstation products and our newer products, the mTablet and the mStation, principally in the U.S., which was partially offset by a decrease in the sales of third party hardware products.

•
The increase in software revenue was primarily due to two large sales to our international customers for our payment gateway software, which enables the customers to accept and process payments, and an increase in sales of our retail software products. These increases were partially offset by a decrease in sales of third party software.

•	The increase in service revenue was primarily due to increases in recurring maintenance services, professional and implementation services and hosting services.

•
Foreign currency exchange fluctuations negatively impacted total revenue by approximately $0.6 million, due to unfavorable foreign currency exchange rate fluctuations totaling approximately $5.2 million (Australian Dollar representing approximately $1.7 million), substantially offset by favorable foreign currency exchange rate fluctuations totaling approximately $4.6 million, primarily with respect to the Euro, which represented approximately $3.5 million of the offsetting benefit.

The International segment revenue for the three months ended December 31, 2013 increased by approximately $13.2 million, an increase of 6.6% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware revenue was flat compared to the same period last year, while software and service revenue increased by 31.1% and 4.1%, respectively, compared to the same period last year.

•	The increase in software revenue was primarily due to two large sales of our payment gateway software described above and an increase in sales of our retail software products.

•	The increase in services revenue was primarily due to an increase in recurring maintenance services, professional and implementation services and hosting services.

•
Unfavorable foreign currency exchange rate fluctuations negatively impacted total revenue by approximately $0.3 million, including unfavorable foreign currency exchange rate fluctuations with respect to the Australian Dollar, substantially offset by favorable foreign currency exchange rate fluctuations, primarily with respect to the Euro.

U.S./Canada segment revenue for the three months ended December 31, 2013 increased approximately $7.9 million, an increase of 6.2% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware and service revenue increased by 13.7% and 6.7%, respectively, compared to the same period last year, while software revenue decreased by 11.2% compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, including our more traditional Workstation products and also our newer products, the mTablet and the mStation.

•	The increase in service revenue was primarily due to increases in professional and implementation services and hosting services.

•	The decrease in software revenue was primarily due to decreases in the sales of our retail software products.

•	Unfavorable foreign currency exchange rate fluctuations, primarily with respect to the Canadian Dollar, negatively impacted total revenue by approximately $0.3 million.

Six months ended December 31, 2013:

 The following table provides information regarding sales mix by reportable segments for the six months ended December 31, 2013 and 2012 (amounts are net of intersegment eliminations, and are allocated to a segment based on the location of the customer):

	Six Months Ended December 31,
	U.S./Canada		International		Total
(in thousands)	2013	2012	2013	2012	2013	2012
Hardware	62,879	55,640	74,749	75,364	$137,628	$131,004
Software	25,218	24,007	53,901	45,518	79,119	69,525
Service	175,892	165,224	267,645	258,618	443,537	423,842
Total Revenue	263,989	244,871	396,295	379,500	660,284	624,371

The following table provides information regarding the total sales mix as a percent of total revenue:

	Six Months Ended December 31,
(in thousands)	2013	2012
Hardware	20.8%	21.0%
Software	12.0%	11.1%
Service	67.2%	67.9%
Total	100.0%	100.0%

For the six months ended December 31, 2013, total revenue was approximately $660.3 million, an increase of approximately $35.9 million, or 5.8% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 5.1%, 13.8% and 4.6%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, including our more traditional Workstation products and our newer products, the mTablet and the mStation, which were partially offset by a decrease in the sales of third party hardware products.

•
The increase in software revenue was primarily due to an increase in the sale of our Opera suite and food and beverage software products and the two large international sales of our payment gateway software described above.

•	The increase in service revenue was primarily due to increases in recurring maintenance services, professional and implementation services, and hosting services.

•
Foreign currency exchange fluctuations negatively impacted total revenue by approximately $1.0 million, due to unfavorable foreign currency exchange rate fluctuations totaling approximately $9.7 million, primarily with respect to the Australian Dollar, substantially offset by favorable foreign currency exchange rate fluctuations totaling approximately $8.7 million, primarily with respect to the Euro, which represented approximately $7.4 million of the offsetting benefit.

The International segment revenue for the six months ended December 31, 2013 increased by approximately $16.8 million, an increase of 4.4% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware revenue decreased by 0.8% compared to the same period last year, while software and service revenue increased by 18.4% and 3.5%, respectively, compared to the same period last year.

•	The increase in software revenue was primarily due to an increase in sales of our Opera software products and two large sales of our payment gateway software.

•	The increase in services revenue was primarily due to an increase in recurring maintenance services and hosting services.

•
Unfavorable foreign currency exchange rate fluctuations negatively impacted revenue by approximately $0.6 million, including unfavorable foreign currency exchange rate fluctuations with respect to the Australian Dollar, substantially offset by favorable foreign currency exchange rate fluctuations, primarily with respect to the Euro.

U.S./Canada segment revenue for the six months ended December 31, 2013 increased approximately $19.1 million, an increase of 7.8% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 13.0%, 5.0% and 6.5%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, including our more traditional Workstation products and also our newer products, the mTablet and the mStation.

•
The increase in software revenue was primarily due to increases in the sales of our e-commerce and Opera suite of software products, partially offset by a decrease in the sale of our retail software products.

•	The increase in service revenue was primarily due to increases in professional and implementation services and hosting services.

•	Unfavorable foreign currency exchange rate fluctuations, primarily with respect to the Canadian Dollar, negatively impacted revenue by approximately $0.4 million

Cost of Sales:

Three months ended December 31, 2013:

The following table provides information regarding our cost of sales:

	Three Months Ended December 31,
	2013		2012
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$45,671	64.2%	$43,295	64.4%
Software	7,179	16.0%	5,257	13.6%
Service	110,504	48.1%	103,849	47.5%
Total Cost of Sales	$163,354	47.3%	$152,401	47.0%

For the three months ended December 31, 2013 and 2012, cost of sales as a percent of revenue was 47.3% and 47.0%, respectively. Hardware cost of sales as a percent of hardware revenue for the three months ended December 31, 2013 decreased 0.2% compared to the same period last year. The decrease in hardware cost of sales as a percentage of hardware revenue was primarily as a result of a favorable product mix between our proprietary hardware products sales and third party hardware sales and improved margin on the sale of our proprietary hardware products for the three months ended December 31, 2013 as compared to the same period last year, partially offset by higher freight costs as a percentage of total hardware revenue as compared to the same period last year.

Software cost of sales as a percentage of software revenue for the three months ended December 31, 2013 increased approximately 2.4% compared to the same period last year. The increase in software cost of sales was primarily due to lower margin realized on third party software sales during three months ended December 31, 2013 as compared to the same period last year. This increase in software cost of sales as a percentage of software revenue was partially offset by a favorable product mix between our proprietary software products sales and third party software sales.

Service costs of sales as a percent of service revenue for the three months ended December 31, 2013 increased 0.6% compared to the same period last year. This increase primarily reflects increased hosting related costs as we continue to expand our hosting infrastructure.

Six months ended December 31, 2013:

The following table provides information regarding our cost of sales:

	Six Months Ended December 31,
	2013		2012
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$88,918	64.6%	$86,352	65.9%
Software	12,580	15.9%	10,621	15.3%
Service	214,243	48.3%	202,019	47.7%
Total Cost of Sales	$315,741	47.8%	$298,992	47.9%

For the six months ended December 31, 2013 and 2012, cost of sales as a percentage of revenue was 47.8% and 47.9%, respectively. Hardware cost of sales as a percent of hardware revenue for the six months ended December 31, 2013 decreased 1.3% compared to the same period last year. The decrease in hardware cost of sales was primarily as a result of a favorable product mix between our proprietary hardware products sales and third party hardware sales and improved margins realized on the sale of our proprietary hardware products for the six months ended December 31, 2013 as compared to the same period last year. These decreases were partially offset by higher freight costs as a percent to total hardware revenue for the six months ended December 31, 2013, as compared to the same period last year.

Software cost of sales as a percent of software revenue for the six months ended December 31, 2013 increased approximately 0.6% compared to the same period last year. The increase in software cost of sales was primarily due to higher software amortization expense (included in software cost of sales) both in amount and as a percent of revenue and lower margin realized on the third party software sales during the six months ended December 31, 2013 as compared to the same period last year.

Service costs of sales as a percent of service revenue for the six months ended December 31, 2013 increased 0.6% compared to the same period last year. This increase primarily reflects increased labor costs related to professional services and increased hosting related costs as we continue to expand our hosting infrastructure.

Selling, General and Administrative (“SG&A”) Expenses:
For the three months ended December 31, 2013, SG&A expenses, as a percentage of revenue, were 26.2%, a decrease of 0.7% compared to the same period last year. The decrease was primarily due to a decrease in bad debt expense resulting from collection of receivables that previously were included in the bad debt reserve and a decrease in legal expense as compared to the same period last year.

For the six months ended December 31, 2013, SG&A expenses, as a percentage of revenue, were 26.7%, an increase of 0.3% compared to the same period last year. The increase was primarily due to an increase in incentive based compensation expense as compared to the same period last year and an approximately $2.8 million litigation charge recorded during the three months ended September 30, 2013 as a result of an adverse judgment. These increases were partially offset by decreases in bad debt expense and restructuring charge as compared to the same period last year. See Note 12 “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the litigation charge.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
R&D labor and other costs	$23,724	$19,229	$45,117	$36,882
Capitalized software development costs	(1,741)	(1,375)	(3,769)	(2,225)
Total R&D expenses	$21,983	$17,854	$41,348	$34,657
% of Revenue	6.4%	5.5%	6.3%	5.6%

The increase in capitalized software development costs for the three months ended December 31, 2013 was primarily related to the development of the next version of Simphony, our primary food and beverage enterprise information application. The increase in total R&D expenses was primarily related to our Simphony and Opera software.

The increase in capitalized software development costs for the six months ended December 31, 2013 was primarily related to the development of the next version of Simphony, our primary food and beverage enterprise information application. The increase in total R&D expenses was primarily related to our Simphony and Opera software.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three and six months ended December 31, 2013 were approximately $5.6 million and $10.8 million, respectively, which did not constitute a material change from the amounts of depreciation and amortization expenses for the same periods last year.

Share-Based Compensation Expenses:
The following table provides information regarding the allocation of non-cash share-based compensation expense to SG&A expense, R&D expense, and cost of sales, and the impact of the expense on diluted net income per share attributable to MICROS common stockholders:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Selling, general and administrative	$5,117	$6,905	$9,521	$10,605
Research and development	544	328	1,031	766
Cost of sales	90	82	189	155
Total non-cash share-based compensation expense	5,751	7,315	10,741	11,526
Income tax benefit	(1,817)	(2,391)	(3,374)	(3,655)
Total non-cash share-based compensation expense, net of tax benefit	$3,934	$4,924	$7,367	$7,871
Impact on diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.05	$0.06	$0.10	$0.10

As of December 31, 2013, we expect to recognize approximately $37.7 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards in our consolidated statements of operations over a weighted-average period of 2.0 years.

Non-operating Income:
The following table provides information regarding the components of non-operating income (expense):

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Interest income	913	1,224	1,900	2,571
Interest expense	(135)	(95)	(1,133)	(266)
Foreign currency exchange loss	(517)	(601)	(611)	(1,317)
Gain from sale/settlement of auction rate securities	—	3,494	338	3,494
Other	(19)	(34)	228	353
Total non-operating income, net	$242	$3,988	$722	$4,835

Interest income decreased for the three and six months ended December 31, 2013, as compared to the same periods last year. During the fiscal year 2013, we sold or redeemed all of our remaining investments in auction rate securities. Although the auction rate securities provided higher returns than our other investments, management determined that unanticipated delays in payment under the terms of the auction rate securities made the risk of continued investment in these securities unacceptable.

The increase in interest expense for the six months ended December 31, 2013 is due to approximately $0.9 million in interest expense related to an approximately $2.8 million litigation charge recorded during the three months ended September

30, 2013 as a result of an adverse judgment. See Note 12 “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

During the three months ended September 30, 2013, we received approximately $0.3 million in an arbitration settlement from a financial institution that had sold us some of the auction rate securities. During the three months ended September 30, 2012, we recognized approximately $4.1 million gain on the sale of auction rate securities, partially offset by a $0.6 million credit based impairment loss on one auction rate security.

Income Tax Provisions:
The effective tax rate for the three months ended December 31, 2013 and 2012 was 32.2% and 32.5%, respectively. The decrease in the effective tax rate for the three months ended December 31, 2013, compared to the same period last year was primarily attributable to changes in the mix of earnings among jurisdictions.
The effective tax rate for the six months ended December 31, 2013 and 2012 was 35.2% and 28.6%, respectively. The increase in the effective tax rate for the six months ended December 31, 2013 compared to the same period last year was primarily attributable to increases resulting from the following:

(i) The change in our uncertain tax positions increased the effective tax rate and tax expense for the six months ended December 31, 2013 by 5.7% and approximately $6.7 million, respectively, as compared to the same period last year. This increase primarily reflected the tax benefit of the settlements with tax authorities and the expiration of statutes of limitations recorded during the six months ended December 31, 2012.

(ii) The effects of the reduction in the U.K. tax rate to 20% increased the effective tax rate and income tax expense for the six months ended December 31, 2013 by 2.1% and approximately $2.4 million, respectively, as compared to the same period last year. The rate reduction caused the effective tax rate to increase by reducing the carrying value of our U.K. net deferred tax assets.

The above increases were partially offset by a decrease in taxes due to favorable changes in earnings mix among jurisdictions.

The effective tax rate for the six months ended December 31, 2013 is more than the 35% U.S. statutory federal income tax rate for corporations primarily due to the effects of our uncertain tax positions and the reduction in the U.K. tax rate which increases our effective tax rate (described above) partially offset by taxes on earnings in jurisdictions which have a lower rate than the U.S.

Based on currently available information, we estimate that the fiscal year 2014 effective tax rate will be approximately 32.5%. We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

We estimate that within the next 12 months, our unrecognized income tax benefits will decrease by between approximately $2.7 million and approximately $4.7 million due to the expiration of statutes of limitations and expected settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities related to uncertain tax positions.

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

On July 1, 2013, we adopted FASB guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of the tax position, or if the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. This guidance is effective for us beginning in our fiscal year ending June 30, 2015, and will result only in presentation changes in our consolidated balance sheet.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Our critical accounting estimates, which reflect significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations and could, under different estimates and assumptions, potentially result in materially different results, are described further in our Annual Report on Form 10-K for the year ended June 30, 2013 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our Condensed Consolidated Statements of Cash Flows summary is as follows:

	Six Months Ended December 31,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$101,206	$65,735
Investing activities	45,193	(35,654)
Financing activities	(92,371)	(48,188)

Operating activities:
Net cash provided by operating activities for the six months ended December 31, 2013 increased approximately $35.5 million compared to the six months ended December 31, 2012. This increase was primarily due to a year over year improvement in working capital. This improvement was largely attributable to lower annual incentive compensation and interim income tax payments during the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.

Investing activities:
Net cash flows provided by investing activities for the six months ended December 31, 2013 was approximately $45.2 million, reflecting approximately $69.8 million received from maturities of investments, net of cash used to purchase investments. We also used approximately $24.6 million to purchase property, plant and equipment, and to internally develop software to be licensed to others. This amount was primarily spent on our hosting infrastructure.

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

Financing activities:
Net cash used in financing activities for the six months ended December 31, 2013 was approximately $92.4 million, reflecting approximately $111.3 million used to purchase our stock under our stock repurchase program and a payment under the line of credit by our Japanese subsidiary of approximately $1.8 million, partially offset by proceeds from stock option exercises of approximately $19.1 million and realized tax benefits from stock option exercises of approximately $1.8 million.

Net cash used in financing activities for the six months ended December 31, 2012 was approximately $48.2 million, reflecting approximately $53.4 million used to purchase our stock under our stock repurchase program, partially offset by proceeds from stock option exercises of approximately $4.7 million and realized tax benefits from stock option exercises of approximately $1.4 million.

Capital Resources
Our cash and cash equivalents and short-term investment balance of approximately $627.3 million at December 31, 2013 is a decrease of approximately $6.8 million from the June 30, 2013 balance. At December 31, 2013, approximately $385.8 million of our cash and cash equivalents and short-term investment balance is held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

The favorable foreign exchange rate fluctuations against the U.S. dollar subsequent to June 30, 2013 increased our cash and cash equivalents and short-term investment balance at December 31, 2013 by approximately $8.9 million. All cash and cash equivalents and short-term investments are being retained for our operations, expansion of our business, the repurchase of our common stock, and future acquisitions.

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

We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the December 31, 2013 exchange rate). As of December 31, 2013, there were no balances outstanding on this credit facility, but approximately EUR 0.1 million (approximately $0.2 million at the December 31, 2013 exchange rate) of the credit facility has been used for guarantees. As of December 31, 2013, we had a borrowing capacity of approximately EUR 0.9 million (approximately $1.2 million at the December 31, 2013 exchange rate) under the European credit arrangement. See Note 5, “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations, and our available line of credit are sufficient to provide our working capital needs for the foreseeable future. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assure that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2014 will be approximately $40 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	As of
(in thousands, except ratios)	December 31, 2013	June 30, 2013
Cash and cash equivalents and short-term investments	$627,266	$634,069
Available credit facilities	$1,375	$51,301
Outstanding credit facilities	—	(1,757)
Outstanding guarantees	(170)	(1,125)
Unused credit facilities	$1,205	$48,419
Working capital (1)	$568,530	$565,653
MICROS Systems, Inc.’s stockholders’ equity	$1,147,204	$1,115,056
Current ratio (2)	2.40	2.35

(1)	Current assets less current liabilities.

(2)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the U.S./Canada, of approximately $396.3 million and $379.5 million during the six months ended December 31, 2013 and 2012, respectively, to customers located primarily in Europe, the Pacific Rim, and Latin America. See Note 10, “Segment Information” in the Notes to Condensed Consolidated Financial Statements as well as Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) above for additional geographic data.

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

We transacted business in 41 currencies in the six months ended December 31, 2013 and 2012. The relative currency mix for the three and six months ended December 31, 2013 and 2012 was as follows:

	% of Reported Revenues				Exchange Rates to U.S. Dollar as of
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,
Revenues by currency (1)	2013	2012	2013	2012	2013	2012
United States Dollar	42%	41%	42%	41%	1.0000	1.0000
Euro	22%	25%	22%	25%	1.3745	1.3195
British Pound Sterling	14%	14%	14%	14%	1.6557	1.6247
Singapore Dollar	3%	1%	3%	1%	0.7919	0.8188
Australian Dollar	2%	2%	2%	2%	0.8915	1.0393
Brazilian Real	1%	1%	1%	1%	0.4233	0.4882
Canadian Dollar	1%	1%	1%	1%	0.9415	1.0073
Macao Pataca	1%	2%	1%	1%	0.1225	0.1252
Mexican Peso	1%	1%	1%	1%	0.0767	0.0778
Norwegian Krone	1%	1%	1%	1%	0.1647	0.1797
Swiss Franc	1%	1%	1%	1%	1.1198	1.0926
Swedish Krona	1%	1%	1%	1%	0.1553	0.1538
All Other Currencies (2)	10%	9%	10%	10%	0.1284	0.1229
Total	100%	100%	100%	100%

(1)	Calculated using weighted-average exchange rates for the fiscal period.

(2)
The “% of Reported Revenue” is calculated based on the weighted-average three month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” represents the weighted-average December 31, 2013 and 2012 exchange rates for all other currencies. Weighting is based on the three month fiscal period revenue for each country whose currency is included in the “All Other Currencies” category. Revenues from each currency included in "All Other Currencies" were less than 1% of our total revenues for the three months ended December 31, 2013.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the six months ended December 31, 2013 would have affected our total revenues by approximately $24.0 million, or 3.6%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common stockholders.

Interest rate risk
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities in our portfolio may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of December 31, 2013, but the change in our interest income for the six months ended December 31, 2013 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $3.1 million based on the cash, cash equivalents and short term investment balances as of December 31, 2013. To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond ratings of “A” and above.

Our committed line of credit bears fixed interest rate, but we may be exposed to fluctuations in interest rate if we enter into a new line of credit agreement.

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

On April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of December 31, 2013, approximately $95.9 million remains available under the April 2013 authorization.

During the three months ended December 31, 2013, our stock purchases were as follows:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs
10/01/13 – 10/31/13	369,924	$49.68	369,924	$97,247,132
11/01/13 – 11/30/13	—	$—	—	$97,247,132
12/01/13 – 12/31/13	25,000	$53.19	25,000	$95,917,459
	394,924		394,924

(1)Purchases of Company securities described in the table were made under the Board of Directors’ April 23, 2013 repurchase authorization. The April 23, 2013 repurchase authorization expires on April 22, 2016.

On January 28, 2014, the Company's Board of Directors authorized the purchase of up to $200 million of the Company's common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

ITEM 6.	EXHIBITS

3(a)	Restated Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013.

3(b)	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed on September 18, 2013.

31(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

32(b)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350 (furnished herewith)

101
The following materials from MICROS Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date:	January 30, 2014	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date:	January 30, 2014	/s/ Michael P. Russo
Michael P. Russo
Vice President, Corporate Controller and
Principal Accounting Officer