Form 10-Q
period 2014-03-31
MICROS SYSTEMS INC
filed 2014-05-01
CIK 320345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
Commission file number 0-9993

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

YES ☐                NO ☑

As of March 31, 2014, there were issued and outstanding 74,820,350 shares of Registrant’s Common Stock, $0.025 par value.

MICROS SYSTEMS, INC. AND SUBSIDIARIES

Form 10-Q
For the three and nine months ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value data)

	March 31, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$582,895	$486,023
Short-term investments	75,482	148,046
Accounts receivable, net of allowance for doubtful accounts of $29,455 at March 31, 2014 and $30,418 at June 30, 2013	265,069	228,455
Inventory	63,597	49,273
Income taxes receivable	3,646	12,771
Deferred income taxes	14,685	15,022
Prepaid expenses and other current assets	51,689	44,648
Total current assets	1,057,063	984,238

Property, plant and equipment, net	58,192	44,127
Deferred income taxes, non-current	50,278	50,186
Goodwill	454,086	432,950
Intangible assets, net	36,068	37,754
Purchased and internally developed software costs, net of accumulated amortization of $100,919 at March 31, 2014 and $93,307 at June 30, 2013	37,987	32,543
Other assets	9,233	7,240
Total assets	$1,702,907	$1,589,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank lines of credit	$—	$1,757
Accounts payable	74,347	73,099
Accrued expenses and other current liabilities	157,361	155,491
Income taxes payable	9,725	11,002
Deferred revenue	230,083	177,236
Total current liabilities	471,516	418,585

Income taxes payable, non-current	42,467	35,019
Deferred income taxes, non-current	470	1,157
Other non-current liabilities	14,705	16,007
Total liabilities	529,158	470,768

Commitments and contingencies (Note 12)

Equity:
MICROS Systems, Inc. Stockholders' Equity:
Common stock, $0.025 par value; authorized 120,000 shares; issued and outstanding 74,820 at March 31, 2014 and 76,732 at June 30, 2013	1,871	1,918
Retained earnings	1,152,756	1,136,763
Accumulated other comprehensive income (loss)	15,946	(23,625)
Total MICROS Systems, Inc. stockholders' equity	1,170,573	1,115,056
Noncontrolling interest	3,176	3,214
Total equity	1,173,749	1,118,270
Total liabilities and equity	$1,702,907	$1,589,038
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Hardware	$78,621	$64,523	$216,249	$195,527
Software	39,242	36,821	118,361	106,346
Services	231,105	213,761	674,642	637,603
Total revenue	348,968	315,105	1,009,252	939,476

Cost of sales:
Hardware	50,476	41,514	139,394	127,867
Software	6,939	5,813	19,519	16,434
Services	109,909	102,290	324,152	304,308
Total cost of sales	167,324	149,617	483,065	448,609

Gross margin	181,644	165,488	526,187	490,867

Selling, general and administrative expenses	92,336	83,175	268,402	248,073
Research and development expenses	19,510	18,460	60,858	53,116
Depreciation and amortization	5,473	5,702	16,251	16,748
Total operating expenses	117,319	107,337	345,511	317,937

Income from operations	64,325	58,151	180,676	172,930

Non-operating income (expense):
Interest income	956	943	2,856	3,513
Interest expense	(79)	(24)	(1,213)	(290)
Other (expense) income, net	(163)	645	(208)	3,175
Total non-operating income, net	714	1,564	1,435	6,398

Income before taxes	65,039	59,715	182,111	179,328
Income tax provision	14,896	15,370	56,080	49,627
Net income	50,143	44,345	126,031	129,701
Less: Net loss (income) attributable to noncontrolling interest	151	(81)	(51)	(287)
Net income attributable to MICROS Systems, Inc.	$50,294	$44,264	$125,980	$129,414

Net income per share attributable to MICROS Systems, Inc. common stockholders:
Basic	$0.67	$0.56	$1.67	$1.62
Diluted	$0.66	$0.55	$1.63	$1.59

Weighted-average number of shares outstanding:
Basic	75,100	79,050	75,435	79,695
Diluted	76,771	80,502	77,081	81,272

The details of total other-than-temporary impairment losses ("OTTI") of long-term investments included in other non-operating income (expense):
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Credit based OTTI recognized in non-operating income (expense)	$—	$—	$—	$600

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$50,143	$44,345
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax of $0	3,540	(26,713)
Change in unrealized gains related to pension plans, net of taxes of $1 and $0	3	—
Total other comprehensive income (loss), net of taxes	3,543	(26,713)

Comprehensive income	53,686	17,632
Comprehensive loss (income) attributable to noncontrolling interest	136	(47)

Comprehensive income attributable to MICROS Systems, Inc.	$53,822	$17,585

	Nine Months Ended March 31,
	2014	2013
Net income	$126,031	$129,701
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax of $0	39,548	(4,110)
Change in unrealized losses on long-term investments, net of taxes of $0 and $1,652	—	2,683
Change in unrealized gains related to pension plans, net of taxes of $13 and $0	44	—
Total other comprehensive income (loss), net of taxes	39,592	(1,427)

Comprehensive income	165,623	128,274
Comprehensive income attributable to noncontrolling interest	(72)	(303)

Comprehensive income attributable to MICROS Systems, Inc.	$165,551	$127,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$126,031	$129,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,251	16,748
Share-based compensation	16,394	16,266
Amortization of capitalized software	4,836	3,696
Provision for losses on accounts receivable	879	2,871
Litigation reserve, including interest expense	3,700	—
Gain on sales of auction rate securities	—	(4,094)
Other-than-temporary impairment losses on investments, net	—	600
Net losses (gains) on disposal of property, plant and equipment	3	(48)
Changes in operating assets and liabilities:
Increase in accounts receivable	(30,701)	(5,846)
Increase in inventory	(13,280)	(9,946)
Increase in prepaid expenses and other assets	(6,198)	(7,091)
Decrease in accounts payable	(410)	(5,020)
Decrease in accrued expenses and other current liabilities	(2,906)	(28,283)
Increase (decrease) in income tax assets and liabilities	15,366	(2,089)
Increase in deferred revenue	46,780	32,430
Net cash flows provided by operating activities	176,745	139,895

Cash flows from investing activities:
Proceeds from maturities of investments	168,120	24,685
Proceeds from sales of auction rate securities	—	42,119
Purchases of investments	(94,374)	(108,423)
Purchases of property, plant and equipment	(26,639)	(15,692)
Internally developed and purchased software costs	(8,415)	(3,398)
Other	189	(299)
Net cash flows provided by (used in) investing activities	38,881	(61,008)

Cash flows from financing activities:
Repurchases of common stock	(170,616)	(90,887)
Proceeds from stock option exercises	41,470	7,326
Proceeds from advance on line of credit	—	4,014
Principal payments on lines of credit	(1,795)	—
Realized tax benefits from stock option exercises	2,639	3,069
Cash paid for acquisition of non-controlling interest	—	(846)
Other	(183)	(70)
Net cash flows used in financing activities	(128,485)	(77,394)

Effect of exchange rate changes on cash and cash equivalents	9,731	1,419

Net increase in cash and cash equivalents	96,872	2,912

Cash and cash equivalents at beginning of period	486,023	562,786
Cash and cash equivalents at end of period	$582,895	$565,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	MICROS Systems, Inc. Stockholders
			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total
	Common Stock
	Shares	Amount
Balance, June 30, 2013	76,732	$1,918	$1,136,763	$(23,625)	$3,214	$1,118,270
Net income	—	—	125,980	—	51	126,031
Foreign currency translation adjustments, net of tax of $0	—	—	—	39,527	21	39,548
Change in unrealized gains related to pension plans, net of taxes of $13	—	—	—	44	—	44
Dividends to noncontrolling interest	—	—	—	—	(110)	(110)
Share-based compensation	—	—	16,394	—	—	16,394
Stock issued upon exercise of options	1,425	36	41,434	—	—	41,470
Repurchases of stock	(3,337)	(83)	(170,533)	—	—	(170,616)
Income tax benefit from options exercised	—	—	2,718	—	—	2,718
Balance, March 31, 2014	74,820	$1,871	$1,152,756	$15,946	$3,176	$1,173,749

	MICROS Systems, Inc. Stockholders
	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest
	Shares	Amount					Total
Balance, June 30, 2012	80,309	$2,008	$107,662	$1,000,822	$(17,847)	$3,486	$1,096,131
Net income	—	—	—	129,414	—	287	129,701
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	(4,126)	16	(4,110)
Changes in unrealized losses on long-term investments, net of tax benefits of $1,652	—	—	—	—	2,683	—	2,683
Acquisition of noncontrolling interest	—	—	(197)	—	—	(649)	(846)
Share-based compensation	—	—	16,266	—	—	—	16,266
Stock issued upon exercise of options	407	9	7,317	—	—	—	7,326
Repurchases of stock	(2,057)	(51)	(90,836)	—	—	—	(90,887)
Income tax benefit from options exercised	—	—	3,124	—	—	—	3,124
Balance, March 31, 2013	78,659	$1,966	$43,336	$1,130,236	$(19,290)	$3,140	$1,159,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICROS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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

The condensed consolidated financial statements included in this report reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim periods set forth herein. The results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.	INVENTORY
The following table provides information on the components of inventory:

	As of
(in thousands)	March 31, 2014	June 30, 2013
Raw materials	$1,509	$1,065
Finished goods	62,088	48,208
Total inventory	$63,597	$49,273

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investments consist of the following:

	As of March 31, 2014		As of June 30, 2013
(in thousands)	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Time deposit – U.S.	$111	$111	$53,862	$53,862
Time deposit - international	70,236	70,236	28,832	28,832
U.S. government debt securities	5,135	5,135	65,352	65,352
Total investments	$75,482	$75,482	$148,046	$148,046

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

The following table provides information regarding the financial assets accounted for at fair value and the type of inputs used to value the assets:

(in thousands)	Level 1	Level 2	Total
Balance, March 31, 2014:
Short-term investments:
Time deposit – U.S.	$—	$111	$111
Time deposit - international	—	70,236	70,236
U.S. government debt securities	5,135	—	5,135
Total investments	$5,135	$70,347	$75,482

Balance, June 30, 2013:
Short-term investments:
Time deposit – U.S.	$—	$53,862	$53,862
Time deposit - international	—	28,832	28,832
U.S. government debt securities	60,352	5,000	65,352
Total investments	$60,352	$87,694	$148,046

At March 31, 2014 and June 30, 2013, the Company’s investments were recognized at fair value determined based upon observable input information provided by the Company’s pricing service vendors for identical or similar assets. For these investments, cost approximated fair value. During the nine months ended March 31, 2014, the Company did not hold any level 3 investments or recognize any gains or losses on its investments. During the nine months ended March 31, 2013, the Company sold auction rate securities having a cost basis of approximately $52.6 million and a carrying value of approximately $38.0 million. As a result of the transaction, the Company recognized a gain of approximately $4.1 million.

4.	GOODWILL AND INTANGIBLE ASSETS
During the three months ended September 30, 2013, the Company determined, based on its assessment of qualitative factors as of July 1, 2013, the date of the annual goodwill impairment test, that none of its reporting units met the “more likely than not” threshold (i.e., it is more likely than not that the fair values of the Company’s reporting units are less than their respective carrying values) that would require the Company to perform the first step of the two-step quantitative goodwill impairment test. Accordingly, the Company did not perform any further analysis. For the nine months ended March 31, 2014, the increase in goodwill of approximately $21.1 million was primarily due to foreign currency exchange fluctuations.

As of July 1, 2013, the Company's annual impairment analysis date, the Company adopted revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company determined, based on its assessment of qualitative factors as of July 1, 2013, that its indefinite-lived trademarks did not meet the "more likely than not" threshold requiring that the Company calculate fair value of its indefinite-lived trademarks. Accordingly, the Company did not perform any further analysis.

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
The Company had two credit agreements (the “Former Credit Agreements”) that expired on September 30, 2013. The Former Credit Agreements provided an aggregate $50.0 million multi-currency committed line of credit. The international facility was secured by 65% of the capital stock of the Company’s main operating Ireland subsidiary and 100% of the capital stock of all of the remaining major foreign subsidiaries. The U.S. facility was secured by 100% of the capital stock of certain U.S. subsidiaries of the Company as well as inventory and receivables located in the U.S. For borrowings in U.S. currency, the interest rate under the Former Credit Agreements was equal to the higher of the federal funds rate plus 50 basis points or the prime rate. For borrowings in foreign currencies, the interest rate was determined by a LIBOR-based formula, plus an additional margin of 125 to 200 basis points, depending upon the Company’s consolidated earnings before interest, taxes, depreciation and amortization for the immediately preceding four calendar quarters. Under the terms of the Former Credit Agreements, the Company was required to pay to the lenders insignificant commitment fees on the unused portion of the line of credit. The Former Credit Agreements also contained certain financial covenants and restrictions on the Company’s ability to assume additional debt, repurchase stock, sell subsidiaries or acquire companies. On September 30, 2013, the expiration date of the Former Credit Agreements, the Company repaid the approximately $1.8 million outstanding under the Former Credit Agreements.

The Company also has a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the March 31, 2014 exchange rate). Under the terms of this facility, the Company may borrow in the form of either a line of credit or term debt. As of March 31, 2014, there were no balances outstanding on this credit facility, but approximately EUR 0.3 million (approximately $0.4 million at the March 31, 2014 exchange rate) of the credit facility has been used for guarantees. As of March 31, 2014, the Company had a borrowing capacity of approximately EUR 0.7 million (approximately $1.0 million at the March 31, 2014 exchange rate) available under this credit facility.

Under a credit agreement dated March 28, 2014 that closed on April 10, 2014, the Company entered into a $50.0 million multi-currency committed line of credit (the "Credit Agreement"), with terms and conditions that are comparable to the terms and conditions of the Former Credit Agreements.

6.	SHARE-BASED COMPENSATION
The non-cash share-based compensation expenses included in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Selling, general and administrative	$5,037	$4,161	$14,557	$14,766
Research and development	540	490	1,571	1,256
Cost of sales	77	89	266	244
Total non-cash share-based compensation expense	5,654	4,740	16,394	16,266
Income tax benefit	(1,841)	(1,570)	(5,215)	(5,225)
Total non-cash share-based compensation expense, net of tax benefit	$3,813	$3,170	$11,179	$11,041
Impact on diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.05	$0.04	$0.15	$0.14

No non-cash share-based compensation expense has been capitalized for the three and nine months ended March 31, 2014 and 2013. As of March 31, 2014, the Company expects to recognize approximately $36.3 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards over a weighted-average period of 2.0 years.

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

The following table provides a reconciliation of the net income available to MICROS Systems, Inc. to basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to MICROS Systems, Inc.	$50,294	$44,264	$125,980	$129,414

Weighted-average common shares outstanding	75,100	79,050	75,435	79,695
Dilutive effect of outstanding stock options	1,671	1,452	1,646	1,577
Weighted-average common shares outstanding assuming dilution	76,771	80,502	77,081	81,272

Basic net income per share attributable to MICROS Systems, Inc. common stockholders	$0.67	$0.56	$1.67	$1.62
Diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.66	$0.55	$1.63	$1.59

Anti-dilutive weighted shares excluded from reconciliation	1,597	2,963	1,755	2,306

Results for the three months ended March 31, 2014 and 2013 include approximately $5.7 million ($3.8 million, net of tax) and $4.7 million ($3.2 million, net of tax), in non-cash share-based compensation expense, respectively. The non-cash share-based compensation expense reduced diluted net income per share attributable to MICROS Systems, Inc. common stockholders by $0.05 and $0.04 for the three months ended March 31, 2014 and 2013, respectively.

Results for the nine months ended March 31, 2014 and 2013 include approximately $16.4 million ($11.2 million, net of tax) and $16.3 million ($11.0 million, net of tax), in non-cash share-based compensation expense, respectively. The non-cash share-based compensation expense reduced diluted net income per share attributable to MICROS Systems, Inc. common stockholders by $0.15 and $0.14 for the nine months ended March 31, 2014 and 2013, respectively.

8.	INCOME TAXES
The effective tax rate for the three months ended March 31, 2014 and 2013 was 22.9% and 25.7%, respectively. The decrease in effective tax rate for the three months ended March 31, 2014 compared to the same period last year was primarily attributable to favorable changes in the mix of earnings among jurisdictions.

The effective tax rate for the nine months ended March 31, 2014 and 2013 was 30.8% and 27.7%, respectively. The increase in the effective tax rate for the nine months ended March 31, 2014 compared to the same period last year was primarily attributable to increases resulting from the following:

(i) The change in our uncertain tax positions increased the effective tax rate and tax expense for the nine months ended March 31, 2014 by 3.5% and approximately $6.3 million, respectively, as compared to the same period last year. This increase primarily reflected the tax benefit of the settlements with tax authorities and the expiration of statutes of limitations recorded during the nine months ended March 31, 2013.

(ii) The effect of the reduction in the U.K. tax rate to 20% increased the effective tax rate and income tax expense for the nine months ended March 31, 2014 by 1.3% and approximately $2.4 million, respectively, as compared to the same period last year. The rate reduction caused the effective tax rate to increase by reducing the carrying value of the Company's U.K. net deferred tax assets.

The above increases for the nine month ended period were partially offset by a decrease in taxes due to favorable changes in the earnings mix among jurisdictions.

The effective tax rate for the three and nine months ended March 31, 2014 is less than the 35.0% U.S. statutory federal income tax rate for corporations primarily due to the favorable mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and the Company's intention to permanently reinvest internationally its cumulative unremitted foreign earnings.

The Company estimates that, within the next 12 months, its unrecognized income tax benefits will decrease by between approximately $5.0 million and approximately $7.0 million due to the expiration of statutes of limitations and from expected settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that the Company’s tax positions will continue to generate liabilities related to uncertain tax positions.

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

The Company’s income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2010, by the German tax authorities for tax years ending before June 2007 and the Irish tax authorities for tax years ending before June 2010. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process, or due to the impact of items such as carryback or carryforward claims.

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

On July 1, 2013, the Company adopted FASB guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the line items of the income statement when amounts are reclassified out of AOCI. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

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
The Company is organized and operates in four operating segments: U.S./Canada, Europe/Africa/Middle East (EAME), Asia-Pacific, and Latin America regions. The Company has identified U.S./Canada as a separate reportable segment and has aggregated its three international operating segments into one reportable segment, International, as the three international operating segments share many similar economic characteristics. Management views the U.S./Canada and International segments separately in operating its business, although the products and services are similar for each segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

Historically, all of the Company’s new business acquisitions have been integrated into the existing operating segments, based on their respective geographic locations, and are subsequently operated and managed as part of that operating segment.

A summary of certain financial information regarding the Company’s reportable segments is set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Revenues (1):
U.S./Canada	$159,387	$135,768	$449,463	$403,342
International	203,131	191,664	600,725	573,224
Intersegment eliminations (2)	(13,550)	(12,327)	(40,936)	(37,090)
Total revenues	$348,968	$315,105	$1,009,252	$939,476

Income before taxes (1):
U.S./Canada	$34,543	$32,050	$96,371	$103,430
International	39,721	36,931	115,892	103,569
Intersegment eliminations (2)	(9,225)	(9,266)	(30,152)	(27,671)
Total income before taxes	$65,039	$59,715	$182,111	$179,328

	As of
(in thousands)	March 31, 2014	June 30, 2013
Identifiable assets (3):
U.S./Canada	$614,981	$664,607
International	1,087,926	924,431
Total identifiable assets	$1,702,907	$1,589,038

(1)	Amounts based on the location of the selling entity.

(2)	Amounts primarily represent elimination of U.S./Canada and Ireland’s intercompany business.

(3)	Amounts based on the physical location of the assets.

11.	STOCKHOLDERS’ EQUITY
The Company’s Board of Directors has periodically authorized the repurchase of the Company’s common stock over a specified time period. On April 23, 2013, the Company's Board of Directors authorized the purchase of up to $225 million of the Company's common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. On January 28, 2014, the Company's Board of Directors authorized the purchase of up to an additional $200 million of the Company's common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management.

As of March 31, 2014, approximately $236.6 million remains available for purchase under the April 2013 and January 2014 authorizations. All of the purchased shares referenced in the table below were retired and reverted to the status of authorized but unissued shares:

(in thousands, except per share data)	Number of Shares	Average Purchase Price per Share	Total Purchase Value
Total shares purchased:
As of June 30, 2013 (1)	18,417	$28.49	$524,669
Three months ended September 30, 2013	1,850	$49.52	91,603
Three months ended December 31, 2013	395	$49.91	19,709
Three months ended March 31, 2014	1,093	$54.28	59,304
As of March 31, 2014	21,755	$31.96	$695,285

(1) The total shares purchased as of June 30, 2013, includes shares repurchased under the April 2013 authorization as well as shares purchased under prior repurchase authorizations.

12.	COMMITMENTS AND CONTINGENCIES

On November 26, 2013, a complaint was filed against the Company in the United States District Court for the Middle District of Tennessee by Kristy Wilson, Darren Moore and Kisha Ulysse, three former employees of the Company, individually and on behalf of a purported class and, in the case of plaintiff Ulysee, on behalf of a purported California class.  As subsequently stipulated by the parties, a conditional class was designated consisting of all individuals who worked for the Company as an Implementation Specialist paid by salary at any time within the period beginning three years before the filing date of the complaint through the date of judgment (the “Conditional Class”), and a conditional subclass was designated including any such individual who performed any work as an Implementation Specialist within the State of California at any time within the period beginning four years before the filing date of the complaint through the date of judgment (the “Conditional California Subclass”).   The complaint alleges, among other things, that the Company willfully violated the Fair Labor Standards Act (FLSA) by willfully classifying the plaintiffs as exempt and thereby failing to pay them the legally required amount of overtime compensation for all hours worked in excess of 40 hours per workweek.  With respect to the Conditional California Subclass, the complaint alleges, among other things, that the Company violated the California Labor Code by failing to pay overtime and other premium wages allegedly required under the applicable statutory provisions. The complaint seeks, among other things, damages equal to unpaid overtime wages, an equal amount to the overtime wages as liquidated damages, interest, attorneys' fees and other costs and, with respect to the Purported California Class, in addition to the foregoing, the complaint seeks unpaid premium wages, statutory penalties, and injunctive and other equitable relief. On January 17, 2014, the Company filed an answer to the complaint denying the allegations of the complaint, and asserting a number of affirmative defenses.  Also on that date the Company moved to dismiss certain of the claims for injunctive and equitable relief asserting, among other things, that because the three original plaintiffs are no longer Company employees, they lack standing to seek such injunctive or equitable relief. On March 7, 2014, the parties agreed to stipulate to the dismissal without prejudice of those claims. On January 30, 2014, the Company and the plaintiffs entered into a stipulation designating the Conditional Class and the California Conditional Subclass, which was agreed to by the parties solely to preserve resources and in the interests of judicial economy; the Company maintains its right to seek decertification of the conditionally certified classes. The Court granted the stipulation, ordered that the Company provide the plaintiffs with specified information relating to all individuals in the Conditional Class, and ordered the plaintiffs to send notices to the identified individuals that, among other things, provide an opportunity to opt into the Conditional Class.  The opt-in period expired on April 29, 2014 (separately, the members of the Conditional California Subclass will be subject to an “opt-out” process).  The Company intends to vigorously contest this action.

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

We are organized and operate in four operating segments: U.S./Canada, Europe/Africa/Middle East (EAME), Asia-Pacific, and Latin America regions. We have identified our U.S./Canada operating segment as a separate reportable segment and we have aggregated our three international operating segments into one reportable segment, International, as the three international operating segments share many similar economic characteristics. Our management views the U.S./Canada and International segments separately in operating our business, although the products and services are similar for each segment.

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

•
our statements regarding the effects of foreign currency rate fluctuations (in particular, the Euro, British Pound Sterling, Canadian Dollar, and Australian Dollar) and changes in interest rates on our financial performance; and

•	our expectations relating to any possible future repatriation of foreign earnings.

RESULTS OF OPERATIONS

Revenue:

Three months ended March 31, 2014:

 The following table provides information regarding sales mix by reportable segment for the three months ended March 31, 2014 and 2013 (amounts are net of intersegment eliminations, and are allocated to a segment based on the location of the customer):

	Three Months Ended March 31,
	U.S./Canada		International		Total
(in thousands)	2014	2013	2014	2013	2014	2013
Hardware	$40,779	$27,937	$37,842	$36,586	$78,621	$64,523
Software	15,068	12,543	24,174	24,278	39,242	36,821
Service	92,322	82,463	138,783	131,298	231,105	213,761
Total Revenue	$148,169	$122,943	$200,799	$192,162	$348,968	$315,105

The following table provides information regarding the components of total sales mix as a percent of total revenue:

	Three Months Ended March 31,
(in thousands)	2014	2013
Hardware	22.5%	20.5%
Software	11.2%	11.7%
Service	66.3%	67.8%
Total	100.0%	100.0%

For the three months ended March 31, 2014, total revenue was approximately $349.0 million, an increase of approximately $33.9 million, or 10.7% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 21.8%, 6.6% and 8.1%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases, principally in the U.S./Canada, in the sales of our proprietary hardware products, including our more traditional Workstation products and our newer products, the mTablet and the mStation, and an increase in the sales of third party computer equipment.

•	The increase in software revenue was primarily due to an increase in sales of our Opera and Simphony software, partially offset by a decrease in sales of our 9700 software.

•	The increase in service revenue was primarily due to increases in professional and implementation services, recurring maintenance services, and software-as-a-service ("SaaS")/hosting services.

•
Foreign currency exchange fluctuations positively impacted total revenue by approximately $1.8 million due to favorable foreign currency exchange rate fluctuations totaling approximately $7.4 million (of which the British Pound Sterling and the Euro represented approximately $6.8 million), partially offset by unfavorable foreign currency exchange rate fluctuations totaling approximately $5.6 million, including an approximate $1.9 million due to the Australian Dollar.

The International segment revenue for the three months ended March 31, 2014 increased by approximately $8.6 million, an increase of 4.5% compared to the same period last year. The revenue increase reflects the following factors:

•
Hardware and service revenue increased by 3.4% and 5.7%, respectively, compared to the same period last year. The software revenue was substantially equivalent to software revenue during the same period last year.

•	The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products.

•	The increase in services revenue was primarily due to an increase in recurring maintenance services, SaaS/hosting services, and professional and implementation services.

•
Favorable foreign currency exchange rate fluctuations positively impacted total revenue by approximately $2.2 million, including favorable foreign currency exchange rate fluctuations with respect to the British Pound Sterling and the Euro, substantially offset by unfavorable foreign currency exchange rate fluctuations, most significantly with respect to the Australian Dollar.

U.S./Canada segment revenue for the three months ended March 31, 2014 increased approximately $25.2 million, an increase of 20.5% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 46.0%, 20.1% and 12.0%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, including our more traditional Workstation products and our newer products, the mTablet and the mStation, and an increase in the sales of third party computer equipment.

•	The increase in software revenue was primarily due to an increase in the sales of our Opera and Simphony software.

•	The increase in service revenue was primarily due to increases in professional and implementation services, SaaS/hosting services, and recurring maintenance services.

•	Unfavorable foreign currency exchange rate fluctuations, with respect to the Canadian Dollar, negatively impacted total revenue by approximately $0.4 million.

Nine months ended March 31, 2014:

 The following table provides information regarding sales mix by reportable segment for the nine months ended March 31, 2014 and 2013 (amounts are net of intersegment eliminations, and are allocated to a segment based on the location of the customer):

	Nine Months Ended March 31,
	U.S./Canada		International		Total
(in thousands)	2014	2013	2014	2013	2014	2013
Hardware	$103,658	$83,577	$112,591	$111,950	$216,249	$195,527
Software	40,286	36,570	78,075	69,776	118,361	106,346
Service	268,214	247,687	406,428	389,916	674,642	637,603
Total Revenue	$412,158	$367,834	$597,094	$571,642	$1,009,252	$939,476

The following table provides information regarding the components of total sales mix as a percent of total revenue:

	Nine Months Ended March 31,
(in thousands)	2014	2013
Hardware	21.4%	20.8%
Software	11.7%	11.3%
Service	66.9%	67.9%
Total	100.0%	100.0%

For the nine months ended March 31, 2014, total revenue was approximately $1.0 billion, an increase of approximately $69.8 million, or 7.4% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software and service revenue increased by 10.6%, 11.3% and 5.8%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to an increase, principally in the U.S./Canada, in the sales of our proprietary hardware products, including our more traditional Workstation products and our newer products, the mTablet and the mStation, and an increase in the sales of third party computer equipment.

•
The increase in software revenue was primarily due to an increase in the sales of our Opera software, two large sales of our payment gateway software to international customers during the three months ended December 31, 2013, and an increase in the sales of our Simphony software.

•	The increase in service revenue was primarily due to increases in recurring maintenance services, professional and implementation services, and SaaS/hosting services.

•
Foreign currency exchange fluctuations positively impacted total revenue by approximately $0.8 million, due to favorable foreign currency exchange rate fluctuations totaling approximately $15.9 million (of which the British Pound Sterling and the Euro represented approximately $14.2 million), partially offset by unfavorable foreign currency exchange rate fluctuations totaling approximately $15.1 million, including an approximate $5.3 million with respect to the Australian Dollar.

The International segment revenue for the nine months ended March 31, 2014 increased by approximately $25.5 million, an increase of 4.5% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software, and service revenue increased by 0.6%, 11.9%, and 4.2% compared to the same period last year.

•
The increase in software revenue was primarily due to an increase in the sales of our Opera software, two large sales of our payment gateway software during the three months ended December 31, 2013, and an increase in the sales of our Simphony software.

•	The increase in services revenue was primarily due to an increase in recurring maintenance services, SaaS/hosting services, and professional and implementation services.

•
Favorable foreign currency exchange rate fluctuations positively impacted total revenue by approximately $1.6 million, including favorable foreign currency exchange rate fluctuations with respect to the British Pound Sterling and the Euro, substantially offset by unfavorable foreign currency exchange rate fluctuations, including the Australian Dollar.

U.S./Canada segment revenue for the nine months ended March 31, 2014 increased approximately $44.3 million, an increase of 12.1% compared to the same period last year. The revenue increase reflects the following factors:

•	Hardware, software, and service revenue increased by 24.0%, 10.2%, and 8.3%, respectively, compared to the same period last year.

•
The increase in hardware revenue was largely attributable to increases in the sales of our proprietary hardware products, including our more traditional Workstation products and also our newer products, the mTablet and the mStation, and an increase in the sales of third party computer equipment.

•	The increase in software revenue was primarily due to increases in the sales of our Opera and Simphony software, partially offset by a decrease in the sales of our retail software.

•	The increase in service revenue was primarily due to increases in professional and implementation services, and SaaS/hosting services.

•	Unfavorable foreign currency exchange rate fluctuations with respect to the Canadian Dollar negatively impacted revenue by approximately $0.8 million

Cost of Sales:

Three months ended March 31, 2014:

The following table provides information regarding our cost of sales:

	Three Months Ended March 31,
	2014		2013
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$50,476	64.2%	$41,514	64.3%
Software	6,939	17.7%	5,813	15.8%
Service	109,909	47.6%	102,290	47.9%
Total Cost of Sales	$167,324	47.9%	$149,617	47.5%

For the three months ended March 31, 2014 and 2013, cost of sales as a percent of revenue was 47.9% and 47.5%, respectively.

Hardware cost of sales as a percent of hardware revenue for the three months ended March 31, 2014 decreased 0.1% compared to the same period last year. The decrease in hardware cost of sales as a percentage of hardware revenue was primarily a result of a favorable product mix between the sales of our proprietary hardware products and the sales of third party hardware products. This favorable change was partially offset by lower margin on the overall hardware sales and higher freight costs.

Software cost of sales as a percentage of software revenue for the three months ended March 31, 2014 increased approximately 1.9% compared to the same period last year. The increase in software cost of sales was primarily due to lower margins realized on the sales of third party software and higher software amortization expense (included in software cost of sales) both in amount and as a percent of revenue.

Service costs of sales as a percent of service revenue for the three months ended March 31, 2014 decreased 0.3% compared to the same period last year. This decrease reflects higher margin realized on maintenance services, professional and implementation services and SaaS/hosting services for the three months ended March 31, 2014, as compared to the same period last year.

Nine months ended March 31, 2014:

The following table provides information regarding our cost of sales:

	Nine Months Ended March 31,
	2014		2013
(in thousands)	Cost of Sales	% of Related Revenue	Cost of Sales	% of Related Revenue
Hardware	$139,394	64.5%	$127,867	65.4%
Software	19,519	16.5%	16,434	15.5%
Service	324,152	48.0%	304,308	47.7%
Total Cost of Sales	$483,065	47.9%	$448,609	47.8%

For the nine months ended March 31, 2014 and 2013, cost of sales as a percentage of revenue was 47.9% and 47.8%, respectively.

Hardware cost of sales as a percent of hardware revenue for the nine months ended March 31, 2014 decreased 0.9% compared to the same period last year. The decrease in hardware cost of sales was primarily as a result of a favorable product mix between the sales of our proprietary hardware products and the sales of third party hardware products, and improved margins realized on the sales of our proprietary hardware products. These decreases were partially offset by higher freight costs and lower margins realized on the sales of third party hardware products.

Software cost of sales as a percent of software revenue for the nine months ended March 31, 2014 increased 1.0% compared to the same period last year. The increase in software cost of sales was primarily due to lower margin realized on third party software sales and higher software amortization expense (included in software cost of sales) both in amount and as a percent of revenue. These increases in software cost of sales were partially offset by a favorable product mix between the sales of our proprietary software and the sales of third party software.

Service costs of sales as a percent of service revenue for the nine months ended March 31, 2014 increased 0.3% compared to the same period last year. This increase primarily reflects increased SaaS/hosting related costs as we continue to expand our SaaS/hosting infrastructure and increased labor costs related to professional services. These increases were partially offset by lower maintenance service costs for the nine months ended March 31, 2014, as compared to the same period last year.

Selling, General and Administrative (“SG&A”) Expenses:
For the three months ended March 31, 2014, SG&A expenses, as a percentage of revenue, were 26.5%, an increase of 0.1% compared to the same period last year.

For the nine months ended March 31, 2014, SG&A expenses, as a percentage of revenue, were 26.6%, an increase of 0.2% compared to the same period last year. The increase was primarily due to an increase in compensation related expenses and a $2.8 million litigation charge recorded during the three months ended September 30, 2013 as a result of a previously reported adverse judgment. These increases were partially offset by a decrease in bad debt expense, and a restructuring charge, as compared to the same period last year.

Research and Development (“R&D”) Expenses:
R&D expenses consisted primarily of labor costs less capitalized software development costs. The following table provides information regarding our R&D expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
R&D labor and other costs	$22,789	$19,633	$67,907	$56,514
Capitalized software development costs	(3,279)	(1,173)	(7,049)	(3,398)
Total R&D expenses	$19,510	$18,460	$60,858	$53,116
% of Revenue	5.6%	5.9%	6.0%	5.7%

The increases in capitalized software development costs for the three and nine months ended March 31, 2014 as compared to the same periods last year were primarily related to the development of the next version of Simphony, our primary food and beverage enterprise information application. The increases in total R&D expenses for the three and nine months ended March 31, 2014 as compared to the same period last year were primarily related to our Opera and Simphony software.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses for the three and nine months ended March 31, 2014 were approximately $5.5 million and $16.3 million, respectively.

Share-Based Compensation Expenses:
The following table provides information regarding the allocation of non-cash share-based compensation expense to SG&A expense, R&D expense, and cost of sales, and the impact of the expense on diluted net income per share attributable to MICROS common stockholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Selling, general and administrative	$5,037	$4,161	$14,557	$14,766
Research and development	540	490	1,571	1,256
Cost of sales	77	89	266	244
Total non-cash share-based compensation expense	5,654	4,740	16,394	16,266
Income tax benefit	(1,841)	(1,570)	(5,215)	(5,225)
Total non-cash share-based compensation expense, net of tax benefit	$3,813	$3,170	$11,179	$11,041
Impact on diluted net income per share attributable to MICROS Systems, Inc. common stockholders	$0.05	$0.04	$0.15	$0.14

As of March 31, 2014, we expect to recognize approximately $36.3 million (net of estimated forfeitures) in non-cash share-based compensation expense related to non-vested awards in our consolidated statements of operations over a weighted-average period of 2.0 years.

Non-operating Income:
The following table provides information regarding the components of non-operating income (expense):

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Interest income	$956	$943	$2,856	$3,513
Interest expense	(79)	(24)	(1,213)	(290)
Foreign currency exchange (loss) gain	(330)	697	(941)	(620)
Gain from sale/settlement of auction rate securities	—	—	338	3,494
Other	167	(52)	395	301
Total non-operating income, net	$714	$1,564	$1,435	$6,398

Interest income decreased for the nine months ended March 31, 2014, as compared to the same period last year. During fiscal year 2013, we sold or redeemed all of our remaining investments in auction rate securities. Although the auction rate securities provided higher returns than our other investments, management determined that unanticipated delays in payment under the terms of the auction rate securities made the risk of continued investment in these securities unacceptable.

The increase in interest expense for the nine months ended March 31, 2014 is due to approximately $0.9 million in interest expense related to a $2.8 million litigation charge recorded during the three months ended September 30, 2013 as a result of a previously reported adverse judgment.

During the three months ended September 30, 2013, we received approximately $0.3 million in an arbitration settlement from a financial institution that had sold us some of the auction rate securities. During the three months ended September 30, 2012, we recognized an approximate $4.1 million gain on the sale of auction rate securities, partially offset by a $0.6 million credit based impairment loss on one auction rate security.

Income Tax Provisions:
The effective tax rate for the three months ended March 31, 2014 and 2013 was 22.9% and 25.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2014, compared to the same period last year was primarily attributable to changes in the mix of earnings among jurisdictions.
The effective tax rate for the nine months ended March 31, 2014 and 2013 was 30.8% and 27.7%, respectively. The increase in the effective tax rate for the nine months ended March 31, 2014 compared to the same period last year was primarily attributable to increases resulting from the following:

(i) The change in our uncertain tax positions increased the effective tax rate and tax expense for the nine months ended March 31, 2014 by 3.5% and approximately $6.3 million, respectively, as compared to the same period last year. This increase primarily reflected the tax benefit of the settlements with tax authorities and the expiration of statutes of limitations recorded during the nine months ended March 31, 2013.

(ii) The effect of the reduction in the U.K. tax rate to 20% increased the effective tax rate and income tax expense for the nine months ended March 31, 2014 by 1.3% and approximately $2.4 million, respectively, as compared to the same period last year. The rate reduction caused the effective tax rate to increase by reducing the carrying value of our U.K. net deferred tax assets.

The above increases for the nine month period were partially offset by a decrease in taxes due to favorable changes in earnings mix among jurisdictions.

The effective tax rate for the three and nine months ended March 31, 2014 is less than the 35.0% U.S. statutory federal income tax rate for corporations primarily due to the favorable mix of earnings from jurisdictions that have a lower statutory tax rate than the U.S. and our intention to permanently reinvest internationally our cumulative unremitted foreign earnings.

Based on currently available information, we estimate that the fiscal year 2014 effective tax rate will be approximately 30.5%. We believe that due to earnings fluctuations, changes in the mix of earnings among jurisdictions, and the impact of certain discrete items recognized during the interim reporting periods, there may be some degree of adjustment to the effective tax rate on a quarterly basis.

We estimate that within the next 12 months, our unrecognized income tax benefits will decrease by between approximately $5.0 million and approximately $7.0 million due to the expiration of statutes of limitations and expected settlements with tax authorities. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Over the next 12 months, it is reasonably possible that our tax positions will continue to generate liabilities related to uncertain tax positions.

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

Our income tax returns are no longer subject to examination by the U.S. tax authorities for tax years ending before June 2011, by the U.K. tax authorities for tax years ending before June 2010, by the German tax authorities for tax years ending before June 2007, and the Irish tax authorities for tax years ending before June 2010. Certain periods prior to these dates, however, could be subject to adjustment as a result of the competent authority process, or due to the impact of items such as carryback or carryforward claims.

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

On July 1, 2013, we adopted FASB guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the line items of the income statement when amounts are reclassified out of AOCI. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

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

Our critical accounting estimates, which reflect significant judgments and uncertainties, are important to the presentation of our financial condition and results of operations, and could, under different estimates and assumptions, potentially result in materially different results, are described further in our Annual Report on Form 10-K for the year ended June 30, 2013 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our Condensed Consolidated Statements of Cash Flows summary is as follows:

	Nine Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$176,745	$139,895
Investing activities	38,881	(61,008)
Financing activities	(128,485)	(77,394)

Operating activities:
Net cash provided by operating activities for the nine months ended March 31, 2014 increased by approximately $36.9 million compared to the nine months ended March 31, 2013. This increase was primarily due to a year over year improvement in working capital. The improvement was largely attributable to lower annual incentive compensation and interim income tax payments, partially offset by a longer collection period for receivables and higher inventory balances during the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

Investing activities:
Net cash provided by investing activities for the nine months ended March 31, 2014 was approximately $38.9 million, reflecting approximately $73.7 million received from maturities of investments, net of cash used to purchase investments. We also used approximately $35.1 million to purchase property, plant, and equipment, and to internally develop and purchase software to be licensed to others.

Net cash used in investing activities for the nine months ended March 31, 2013 was approximately $61.0 million, reflecting approximately $41.6 million used to purchase investments, net of cash received from the maturities and sales of investments (including approximately $42.1 million received from the sale of our auction rate securities). We also used approximately $19.1 million to purchase property, plant, and equipment, and to develop software to be licensed to others.

Financing activities:
Net cash used in financing activities for the nine months ended March 31, 2014 was approximately $128.5 million, reflecting approximately $170.6 million used to purchase our stock under our stock repurchase program, and a payment under the line of credit by our Japanese subsidiary of approximately $1.8 million, partially offset by proceeds from stock option exercises of approximately $41.5 million, and realized tax benefits from stock option exercises of approximately $2.6 million.

Net cash used in financing activities for the nine months ended March 31, 2013 was approximately $77.4 million, reflecting approximately $90.9 million used to purchase our stock under our stock repurchase program, partially offset by proceeds from stock option exercises of approximately $7.3 million, realized tax benefits from stock option exercises of approximately $3.1 million, and borrowings under the line of credit by our Japanese subsidiary of approximately $4.0 million.

Capital Resources
Our cash and cash equivalents and short-term investment balance of approximately $658.4 million at March 31, 2014 is an increase of approximately $24.3 million from the June 30, 2013 balance. At March 31, 2014, approximately $424.5 million of our cash and cash equivalents and short-term investment balance was held internationally. We currently have no plans to repatriate to the U.S. our cumulative unremitted foreign earnings, as we intend to permanently reinvest such earnings internationally. If we change our strategy in the future and repatriate such funds, the amount of any U.S. taxes due on the repatriation of such funds, which could be significant, and the application of any tax credits, would be determined based on the appropriate jurisdictional income tax laws at the time of such repatriation. Due to the extent of uncertainty as to which remittance structure would be used should a decision be made in the future to repatriate, the availability and the complexity of calculating foreign tax credits, and the implications of indirect taxes, including withholding taxes, determination of the unrecognized deferred income tax liability related to these unremitted earnings is not practicable.

Favorable foreign exchange rate fluctuations against the U.S. dollar subsequent to June 30, 2013 increased our cash and cash equivalents and short-term investment balance at March 31, 2014 by approximately $10.9 million. All cash and cash equivalents and short-term investments are being retained for our operations, expansion of our business, the purchase of our common stock, and future acquisitions.

We had two credit agreements (the “Former Credit Agreements”) that expired on September 30, 2013. The Former Credit Agreements provided an aggregate $50.0 million multi-currency committed line of credit. We repaid the approximately $1.8 million outstanding under the Credit Agreements on the expiration date.

We entered into a new credit agreement (the “Credit Agreement”), dated March 28, 2014 and effective upon closing on April 10, 2014, with Wells Fargo Bank, National Association and J.P. Morgan Chase Bank, N.A. The Credit Agreement provides a $50.0 million multi-currency committed line of credit and replaces the Former Credit Agreements. The interest rate varies depending on the form of the draw, and is calculated based on prime rate, federal funds, or an alternative rate (as defined in the Credit Agreement). The Credit Agreement also contains certain financial covenants and restrictions on our ability to assume additional debt, purchase our stock, sell subsidiaries or acquire companies. The Credit Agreement expires on March 28, 2019. While the Credit Agreement provides an additional source of liquidity for the Company, we currently intend to rely principally on available cash and short term investments, and cash generated from operations to address our working capital needs.
We also have a credit relationship with a European bank in the amount of EUR 1.0 million (approximately $1.4 million at the March 31, 2014 exchange rate). As of March 31, 2014, there were no balances outstanding on this credit facility, but approximately EUR 0.3 million (approximately $0.4 million at the March 31, 2014 exchange rate) of the credit facility has been used for guarantees. As of March 31, 2014, we had a borrowing capacity of approximately EUR 0.7 million (approximately $1.0 million at the March 31, 2014 exchange rate) under the European credit arrangement. See Note 5, “Credit Agreements,” in the Notes to the Condensed Consolidated Financial Statements included in this report for further information about our credit facilities. We do not currently invest in financial instruments designed to protect against interest rate fluctuations, although we will continue to evaluate the need to do so in the future.

We believe that our cash and cash equivalents, short-term investments, cash generated from operations, and our available lines of credit are sufficient to provide our working capital needs for the foreseeable future. In light of current economic conditions generally and in light of the overall performance of the stock market in recent periods, we cannot assure that funds would be available from other sources if we were required to fund significant acquisitions or any unanticipated and substantial cash needs. We currently anticipate that our property, plant and equipment expenditures for fiscal year 2014 will be approximately $35 million.

The following table provides information regarding certain financial indicators of our liquidity and capital resources:

	As of
(in thousands, except ratios)	March 31, 2014	June 30, 2013
Cash and cash equivalents and short-term investments	$658,377	$634,069
Available credit facilities (1)	$1,377	$51,301
Outstanding credit facilities	—	(1,757)
Outstanding guarantees	(385)	(1,125)
Unused credit facilities	$992	$48,419
Working capital (2)	$585,547	$565,653
MICROS Systems, Inc.’s stockholders’ equity	$1,170,573	$1,115,056
Current ratio (3)	2.24	2.35

(1)	Does not reflect the $50.0 million multi-currency line of credit available under the credit agreement that went into effect upon closing on April 10, 2014.

(2)	Current assets less current liabilities.

(3)	Current assets divided by current liabilities. The Company does not have any long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency exchange rate risk
We recorded foreign sales, including exports from the U.S./Canada, of approximately $597.1 million and $571.6 million during the nine months ended March 31, 2014 and 2013, respectively, to customers located primarily in Europe, the Pacific Rim, and Latin America. See Note 10 to the Condensed Consolidated Financial Statements and Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" above for additional geographic data.

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

We transacted business in 41 currencies in the nine months ended March 31, 2014 and 2013. The relative currency mix for the three and nine months ended March 31, 2014 and 2013 was as follows:

	% of Reported Revenues				Exchange Rates to
	Three Months Ended		Nine Months Ended		U.S. Dollar as of
	March 31,		March 31,		March 31,
Revenues by currency (1)	2014	2013	2014	2013	2014	2013
United States Dollar	43%	41%	43%	41%	1.0000	1.0000
Euro	22%	26%	22%	25%	1.3770	1.2818
British Pound Sterling	15%	14%	14%	14%	1.6664	1.5202
Australian Dollar	4%	2%	3%	2%	0.9265	1.0419
Singapore Dollar	1%	1%	2%	1%	0.7952	0.8061
Canadian Dollar	1%	1%	1%	1%	0.9050	0.9827
Mexican Peso	1%	1%	1%	1%	0.0766	0.0812
Swiss Franc	1%	1%	1%	1%	1.1305	1.0532
Swedish Krona	1%	1%	1%	1%	0.1546	0.1532
All Other Currencies (2)	11%	12%	12%	13%	0.1437	0.1712
Total	100%	100%	100%	100%

(1)	Calculated using weighted-average exchange rates for the fiscal period.

(2)
The “% of Reported Revenue” is calculated based on the weighted-average three month exchange rates for all other currencies. The “Exchange Rates to U.S. Dollar” represents the weighted-average March 31, 2014 and 2013 exchange rates for all other currencies. Weighting is based on the three month fiscal period revenue for each country whose currency is included in the “All Other Currencies” category. Revenues from each currency included in "All Other Currencies" were less than 1% of our total revenues for the three months ended March 31, 2014.

A 10% increase or decrease in the value of the Euro and British Pound Sterling in relation to the U.S. dollar in the nine months ended March 31, 2014 would have affected our total revenues by approximately $36.7 million, or 3.6%. The sensitivity analysis assumes a weighted average 10% change in the exchange rate during the period with all other variables being held constant. This sensitivity analysis does not consider the effect of exchange rate changes on cost of sales, operating expenses, or income taxes, and accordingly, is not necessarily an indicator of the effect of potential exchange rate changes on our net income attributable to MICROS Systems, Inc. common stockholders.

Interest rate risk
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. The market value of fixed interest rate securities in our portfolio may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Should interest rates fluctuate by 1%, the change in value of our marketable securities would not have been material as of March 31, 2014, but the change in our interest income for the nine months ended March 31, 2014 would be an increase or decrease (depending on the nature of the fluctuation) of approximately $4.9 million based on the cash, cash equivalents and short term investment balances as of March 31, 2014. To minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions, generally with bond ratings of “A” and above.

Our committed line of credit bears fixed interest rate, but we may be exposed to fluctuations in interest rate if we engage in borrowings under our new Credit Agreement.

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

ITEM 1A. RISK FACTORS.

The Company’s business, financial condition, or results of operations may be impacted by a number of factors. See the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and the risk factors discussed under "Risk Factors" in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition, or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 23, 2013, the Company’s Board of Directors authorized the purchase of up to $225 million of the Company’s common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. On January 28, 2014, the Company's Board of Directors authorized the purchase of up to an additional $200 million of the Company's common stock, to be purchased from time to time over the ensuing three years depending on market conditions and other corporate considerations as determined by management. As of March 31, 2014, approximately $236.6 million remains available under the April 2013 and January 2014 authorizations.

During the three months ended March 31, 2014, our stock purchases were as follows:

Issuer Purchases of Equity of Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs
01/01/14 – 01/31/14	150,000	$55.30	150,000	$287,622,104
02/01/14 – 02/28/14	305,261	$54.58	305,261	$270,959,711
03/01/14 – 03/31/14	637,240	$53.90	637,240	$236,613,200
	1,092,501		1,092,501

(1)Purchases of the Company securities described in the table were made under the Board of Directors’ April 23, 2013 repurchase authorization. No purchases were made under the January 28, 2014 authorization during the quarter ended March 31, 2014. The April 23, 2013 repurchase authorization expires on April 22, 2016. The January 28, 2014 authorization expires on January 27, 2017.

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

101
The following materials from MICROS Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROS SYSTEMS, INC.
(Registrant)

Date:	May 1, 2014	/s/ Cynthia A. Russo
Cynthia A. Russo
Executive Vice President and
Chief Financial Officer

Date:	May 1, 2014	/s/ Michael P. Russo
Michael P. Russo
Vice President, Corporate Controller and
Principal Accounting Officer